Form 10-Q
period 2014-06-30
AUTONATION, INC.
filed 2014-07-17
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of July 16, 2014, the registrant had 118,539,221 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68.5	$69.2
Receivables, net	691.3	740.9
Inventory	2,776.6	2,827.2
Other current assets	191.6	192.7
Total Current Assets	3,728.0	3,830.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $925.8 million and $883.7 million, respectively	2,272.9	2,235.3
GOODWILL	1,257.8	1,259.6
OTHER INTANGIBLE ASSETS, NET	335.0	335.1
OTHER ASSETS	277.9	254.1
Total Assets	$7,871.6	$7,914.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,977.7	$2,130.1
Vehicle floorplan payable - non-trade	891.4	898.9
Accounts payable	249.4	263.0
Current maturities of long-term debt	17.5	30.1
Other current liabilities	432.9	429.7
Total Current Liabilities	3,568.9	3,751.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,865.7	1,809.8
DEFERRED INCOME TAXES	124.2	116.5
OTHER LIABILITIES	187.7	174.3
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at June 30, 2014, and December 31, 2013, including shares held in treasury	1.6	1.6
Additional paid-in capital	53.8	42.8
Retained earnings	3,533.4	3,337.9
Treasury stock, at cost; 45,025,078 and 42,646,753 shares held, respectively	(1,463.7)	(1,320.6)
Total Shareholders’ Equity	2,125.1	2,061.7
Total Liabilities and Shareholders’ Equity	$7,871.6	$7,914.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
New vehicle	$2,736.9	$2,493.6	$5,165.5	$4,751.3
Used vehicle	1,082.3	1,056.5	2,132.0	2,066.2
Parts and service	704.8	655.9	1,375.8	1,292.5
Finance and insurance, net	185.4	173.9	357.8	329.5
Other	79.1	46.6	120.9	83.4
TOTAL REVENUE	4,788.5	4,426.5	9,152.0	8,522.9
Cost of sales:
New vehicle	2,575.3	2,344.4	4,858.0	4,460.4
Used vehicle	993.0	972.4	1,948.4	1,896.1
Parts and service	404.0	375.7	788.3	740.0
Other	71.3	37.9	105.0	66.3
TOTAL COST OF SALES (excluding depreciation shown below)	4,043.6	3,730.4	7,699.7	7,162.8
Gross Profit:
New vehicle	161.6	149.2	307.5	290.9
Used vehicle	89.3	84.1	183.6	170.1
Parts and service	300.8	280.2	587.5	552.5
Finance and insurance	185.4	173.9	357.8	329.5
Other	7.8	8.7	15.9	17.1
TOTAL GROSS PROFIT	744.9	696.1	1,452.3	1,360.1
Selling, general, and administrative expenses	524.6	494.1	1,025.3	967.4
Depreciation and amortization	26.2	23.3	51.8	46.0
Other income, net	(3.7)	(2.2)	(11.7)	(3.6)
OPERATING INCOME	197.8	180.9	386.9	350.3
Non-operating income (expense) items:
Floorplan interest expense	(13.3)	(13.6)	(26.5)	(26.5)
Other interest expense	(21.3)	(22.0)	(42.9)	(44.3)
Interest income	0.1	—	0.1	0.1
Other income, net	0.9	1.3	2.4	2.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	164.2	146.6	320.0	282.5
Income tax provision	63.5	56.5	123.8	109.2
NET INCOME FROM CONTINUING OPERATIONS	100.7	90.1	196.2	173.3
Loss from discontinued operations, net of income taxes	(0.3)	(0.2)	(0.7)	(0.4)
NET INCOME	$100.4	$89.9	$195.5	$172.9
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.85	$0.74	$1.64	$1.43
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$0.84	$0.74	$1.64	$1.43
Weighted average common shares outstanding	119.1	121.4	119.3	121.2
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.83	$0.73	$1.62	$1.41
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$0.83	$0.73	$1.61	$1.40
Weighted average common shares outstanding	120.8	123.3	121.1	123.2
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	118.5	121.3	118.5	121.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2013	163,562,149	$1.6	$42.8	$3,337.9	$(1,320.6)	$2,061.7
Net income	—	—	—	195.5	—	195.5
Repurchases of common stock	—	—	—	—	(182.2)	(182.2)
Stock-based compensation expense	—	—	17.3	—	—	17.3
Shares awarded under stock-based compensation plans, including income tax benefit of $10.7	—	—	(6.3)	—	39.1	32.8
BALANCE AT JUNE 30, 2014	163,562,149	$1.6	$53.8	$3,533.4	$(1,463.7)	$2,125.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2014	2013
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$195.5	$172.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.7	0.4
Depreciation and amortization	51.8	46.0
Amortization of debt issuance costs and accretion of debt discounts	2.9	2.8
Stock-based compensation expense	17.3	12.8
Deferred income tax provision	6.6	7.8
Net gain related to business/property dispositions	(8.4)	(2.1)
Non-cash impairment charges	0.3	—
Excess tax benefit from stock-based awards	(10.7)	(4.4)
Other	(5.4)	(4.2)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	50.2	75.6
Inventory	50.9	(206.9)
Other assets	(19.0)	(11.2)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(152.4)	152.1
Accounts payable	(4.6)	8.5
Other liabilities	35.7	23.0
Net cash provided by continuing operations	211.4	273.1
Net cash provided by (used in) discontinued operations	(0.5)	5.7
Net cash provided by operating activities	210.9	278.8
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(101.7)	(70.4)
Property operating lease buy-outs	(0.4)	(0.5)
Proceeds from the sale of property and equipment	0.1	3.0
Proceeds from assets held for sale	2.4	1.8
Cash received from business divestitures, net of cash relinquished	9.8	10.1
Cash used in business acquisitions, net of cash acquired	—	(72.5)
Proceeds from the sale of restricted investments	0.5	—
Other	(6.0)	(2.4)
Net cash used in continuing operations	(95.3)	(130.9)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(95.3)	(130.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2014	2013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(182.2)	(18.5)
Proceeds from revolving credit facility	610.0	375.0
Payment of revolving credit facility	(545.0)	(515.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(7.8)	28.9
Payments of mortgage facility	(4.5)	(4.3)
Payments of capital leases and other debt obligations	(19.6)	(22.7)
Proceeds from the exercise of stock options	22.1	10.6
Excess tax benefit from stock-based awards	10.7	4.4
Net cash used in continuing operations	(116.3)	(141.6)
Net cash used in discontinued operations	—	(6.3)
Net cash used in financing activities	(116.3)	(147.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(0.7)	—
CASH AND CASH EQUIVALENTS at beginning of period	69.2	69.7
CASH AND CASH EQUIVALENTS at end of period	$68.5	$69.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2014, we owned and operated 270 new vehicle franchises from 229 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the six months ended June 30, 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, and certain assumptions related to stock-based compensation.
Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the provisions of the accounting standard update.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reporting Discontinued Operations
In April 2014, the FASB issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this accounting standard update should be applied prospectively and are effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014. During the first quarter of 2014, we divested our customer lead distribution business. See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
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

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30, 2014	December 31, 2013
Trade receivables	$109.0	$110.9
Manufacturer receivables	153.2	172.9
Other	35.4	36.9
	297.6	320.7
Less: Allowances	(3.3)	(4.0)
	294.3	316.7
Contracts-in-transit and vehicle receivables	370.6	424.2
Income tax refundable (see Note 6)	26.4	—
Receivables, net	$691.3	$740.9

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2014	December 31, 2013
New vehicles	$2,202.5	$2,330.8
Used vehicles	420.3	346.5
Parts, accessories, and other	153.8	149.9
Inventory	$2,776.6	$2,827.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of vehicle floorplan payable are as follows:

	June 30, 2014	December 31, 2013
Vehicle floorplan payable - trade	$1,977.7	$2,130.1
Vehicle floorplan payable - non-trade	891.4	898.9
Vehicle floorplan payable	$2,869.1	$3,029.0

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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the six months ended June 30, 2014, and 1.8% for the six months ended June 30, 2013. At June 30, 2014, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $199.2 million had been borrowed. The remaining borrowing capacity of $75.8 million was limited to $50.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% for the six months ended June 30, 2014, and 2.0% for the six months ended June 30, 2013. At June 30, 2014, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $3.4 billion, of which $2.7 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	June 30, 2014	December 31, 2013
Goodwill	$1,257.8	$1,259.6

Franchise rights - indefinite-lived	$328.7	$329.3
Other intangibles	11.9	11.1
	340.6	340.4
Less: accumulated amortization	(5.6)	(5.3)
Other intangible assets, net	$335.0	$335.1
Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

not exceeds its fair value. Under accounting standards, an entity is permitted to first make a qualitative assessment of any potential goodwill impairment to determine whether it is necessary to calculate the fair value of a reporting unit under the quantitative two-step goodwill impairment test.
We completed our qualitative assessment of any potential goodwill impairment as of April 30, 2014. Based on our qualitative assessment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we were therefore not required to perform the two-step goodwill impairment test for any of our reporting units.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually as of April 30 for impairment. Under accounting standards, an entity is permitted to first make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it is necessary to perform a quantitative impairment test.
We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2014. Based on our qualitative assessment, we determined that we should perform a quantitative test for franchise rights related to one store, and no impairment charges resulted from this quantitative test. For the remainder of our franchise rights, we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts based on our qualitative assessment and we were therefore not required to perform a quantitative test.

5.	LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
6.75% Senior Notes due 2018	$396.7	$396.3
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	365.0	300.0
Mortgage facility (1)	190.1	194.7
Capital leases and other debt	81.4	98.9
	1,883.2	1,839.9
Less: current maturities	(17.5)	(30.1)
Long-term debt, net of current maturities	$1,865.7	$1,809.8
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
At June 30, 2014, we had outstanding $396.7 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At June 30, 2014, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of June 30, 2014, we had borrowings outstanding of $365.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at June 30, 2014, leaving an additional borrowing capacity under the revolving credit facility of $789.4 million at June 30, 2014.
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
Other Debt
At June 30, 2014, we had $190.1 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At June 30, 2014, we had capital lease and other debt obligations of $81.4 million, which are due at various dates through 2033.
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
Under the terms of our credit agreement, at June 30, 2014, our leverage ratio and capitalization ratio were as follows:

	June 30, 2014
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.19x
Capitalization ratio	≤ 65.0%	56.6%

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
Income taxes refundable included in Receivables, Net totaled $26.4 million at June 30, 2014. Income taxes payable included in Other Current Liabilities totaled $8.4 million at December 31, 2013.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2009 to 2012 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shares repurchased	1.1	0.1	3.6	0.1
Aggregate purchase price	$64.1	$2.7	$179.8	$4.9
Average purchase price per share	$56.05	$42.01	$50.53	$40.81

As of June 30, 2014, $335.9 million remained available under our stock repurchase authorization limit.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shares issued	0.3	0.1	1.1	0.5
Proceeds from the exercise of stock options	$6.8	$2.7	$22.1	$10.6
Average exercise price per share	$19.44	$24.54	$20.39	$20.59

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shares issued	4,692	—	149,880	137,144
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	33,274	36,175	44,477	42,306

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested restricted stock unit awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding adjusted for the dilutive effect of stock options.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income from continuing operations	$100.7	$90.1	$196.2	$173.3
Loss from discontinued operations, net of income taxes	(0.3)	(0.2)	(0.7)	(0.4)
Net income	$100.4	$89.9	$195.5	$172.9

Weighted average common shares outstanding used in calculating basic EPS	119.1	121.4	119.3	121.2
Effect of dilutive stock options	1.7	1.9	1.8	2.0
Weighted average common shares outstanding used in calculating diluted EPS	120.8	123.3	121.1	123.2

Basic EPS amounts:
Continuing operations	$0.85	$0.74	$1.64	$1.43
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$0.84	$0.74	$1.64	$1.43

Diluted EPS amounts:
Continuing operations	$0.83	$0.73	$1.62	$1.41
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$0.83	$0.73	$1.61	$1.40

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Anti-dilutive options excluded from the computation of diluted earnings per share	0.5	0.8	0.5	0.7

9.	STOCK-BASED COMPENSATION
On March 17, 2014, our Board of Directors, upon the recommendation of its Compensation Committee, approved the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”), which was approved by our stockholders at our Annual Meeting of Stockholders held on May 6, 2014. The 2014 Director Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to our non-employee directors. A maximum of 1.0 million shares may be issued under the 2014 Director Plan. Additionally, no director shall be granted awards in any calendar year with an aggregate grant date fair market value (determined, with respect to options and stock appreciation rights, based on a Black-Scholes or other option valuation methodology approved by the Compensation Committee) in excess of $750,000 per director. Effective as of May 6, 2014, no additional shares may be issued under the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.
Based on a review of market data and in order to further align our non-employee directors’ interests with our stockholders, in the second quarter of 2014 our Board approved a shift to restricted stock units from stock options for our non-employee

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

director equity program. On May 6, 2014, each of our non-employee directors received a grant of 5,000 restricted stock units (“RSUs”). The RSUs vested on the grant date and will settle in shares of the Company’s common stock on the first trading day of February 2017, except to the extent a recipient elected to defer settlement of the RSUs beyond such date in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the reporting person ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the date of grant. We expect that, in future years, restricted stock units will be granted to each of our non-employee directors during the first fiscal quarter.

10.	DIVESTITURES
As discussed in Note 1 above, in April 2014, the FASB issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this accounting standard update effective January 1, 2014.
During the first quarter of 2014, we divested our customer lead distribution business. We received cash and other consideration of approximately $11 million and recorded a gain of $8.4 million ($5.2 million after-tax), which is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. This business is reported in the “Corporate and other” category of our segment information. The financial condition and results of operations of this business were not material to our consolidated financial statements.

11.	ACQUISITIONS
We purchased three stores and related assets during the six months ended June 30, 2013. We did not purchase any stores during the six months ended June 30, 2014. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
On July 10, 2014, we purchased one store and related assets in the Mobile, Alabama market. On a pro forma basis as if the results of the acquisition had been included in our consolidated results for the entire three and six month periods ended June 30, 2014 and 2013, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2014 to 2034 are approximately $36 million at June 30, 2014. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2014. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2014, surety bonds, letters of credit, and cash deposits totaled $91.0 million, including $45.6 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

13.	SEGMENT INFORMATION
At June 30, 2014 and 2013, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

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
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.
Reportable segment revenue and segment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Domestic	$1,604.9	$1,515.3	$3,077.9	$2,893.3
Import	1,717.8	1,629.3	3,267.2	3,133.0
Premium Luxury	1,431.9	1,242.4	2,738.3	2,415.3
Total	4,754.6	4,387.0	9,083.4	8,441.6
Corporate and other	33.9	39.5	68.6	81.3
Total consolidated revenue	$4,788.5	$4,426.5	$9,152.0	$8,522.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment income(1):
Domestic	$70.5	$66.1	$134.3	$124.7
Import	77.5	72.9	142.9	143.9
Premium Luxury	85.8	75.7	169.1	144.5
Total	233.8	214.7	446.3	413.1
Corporate and other	(49.3)	(47.4)	(85.9)	(89.3)
Other interest expense	(21.3)	(22.0)	(42.9)	(44.3)
Interest income	0.1	—	0.1	0.1
Other income, net	0.9	1.3	2.4	2.9
Income from continuing operations before income taxes	$164.2	$146.6	$320.0	$282.5

(1)	Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

14.	BUSINESS AND CREDIT CONCENTRATIONS
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
We had receivables from manufacturers or distributors of $153.2 million at June 30, 2014, and $172.9 million at December 31, 2013. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2014, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	June 30, 2014	December 31, 2013
Carrying value	$1,018.2	$1,039.9
Fair value	$1,121.5	$1,135.2

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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2014 and 2013, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accordingly, no impairment charges were recorded for the carrying value of goodwill during the three and six months ended June 30, 2014 and 2013.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2014. Based on our qualitative assessment, we determined that we should perform a quantitative test for franchise rights related to one store, and no impairment charges resulted from this quantitative test. For the remainder of our franchise rights, we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts based on our qualitative assessment and we were therefore not required to perform a quantitative test.
The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. The development of the assumptions used in our annual impairment tests are coordinated by our financial planning and analysis group, and the assumptions are reviewed by management.
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
Long-lived Assets Held and Used in Continuing Operations
During the three and six months ended June 30, 2014 and 2013, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations.
Long-lived Assets Held for Sale in Continuing Operations
During the six months ended June 30, 2014, long-lived assets held for sale in continuing operations with a carrying value of $0.6 million were written down to their fair value of $0.3 million, resulting in a non-cash impairment charge of $0.3 million. The non-cash impairment charge was included in Other Income, Net (within Operating Income) in our Unaudited Condensed

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Consolidated Statements of Income and was reported in the “Corporate and other” category of our segment information. We recorded no impairment charges during the three months ended June 30, 2014.
During the three and six months ended June 30, 2013, no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing operations.
Long-lived Assets Held for Sale in Discontinued Operations
During the three and six months ended June 30, 2014, long-lived assets held for sale in discontinued operations with a carrying value of $7.1 million were written down to their fair value of $6.9 million, resulting in a non-cash impairment charge of $0.2 million. The non-cash impairment charge was included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.
During the three and six months ended June 30, 2013, no impairment charges were recorded for the carrying value of long-lived assets held for sale in discontinued operations.
As of June 30, 2014, we had long-lived assets held for sale of $58.2 million in continuing operations and $34.3 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

16.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $2.0 million for the six months ended June 30, 2014, and $7.3 million for the six months ended June 30, 2013. We also had accrued purchases of property and equipment of $13.8 million at June 30, 2014 and $7.3 million at June 30, 2013. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $67.8 million during the six months ended June 30, 2014, and $68.4 million during the six months ended June 30, 2013. We made income tax payments, net of income tax refunds, of $140.6 million during the six months ended June 30, 2014, and $112.9 million during the six months ended June 30, 2013.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2014, we owned and operated 270 new vehicle franchises from 229 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the six months ended June 30, 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen.
On January 31, 2013, we announced that we would be marketing our Domestic and Import stores under the AutoNation retail brand. The rebranding of these stores, which previously operated under various local market retail brands, commenced in the first quarter of 2013 and was completed in the second quarter of 2013. We are investing significantly to enhance our ability to generate our own digital traffic and to build an end-to-end customer experience in-store and through our digital channels. We expect that these investments, which may exceed $100 million in the aggregate, will continue for the next several years.
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
At June 30, 2014, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2014, new vehicle sales accounted for approximately 56% of our total revenue, but approximately 21% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the six months ended June 30, 2014, contributed approximately 65% of our total gross profit for the same period.

Results of Operations
Second Quarter 2014 compared to Second Quarter 2013
During the three months ended June 30, 2014, we had net income from continuing operations of $100.7 million or $0.83 per share on a diluted basis, as compared to net income from continuing operations of $90.1 million or $0.73 per share on a diluted basis during the same period in 2013.
First Six Months 2014 compared to First Six Months 2013
During the six months ended June 30, 2014, we had net income from continuing operations of $196.2 million or $1.62 per share on a diluted basis, as compared to net income from continuing operations of $173.3 million or $1.41 per share on a diluted basis during the same period in 2013.

Results for the six months ended June 30, 2014, were favorably impacted by a net gain related to business/property dispositions of $8.1 million ($5.0 million after-tax, or $0.04 per share), primarily related to the divestiture of our customer lead distribution business.
Market Conditions
In the second quarter of 2014, U.S. industry new vehicle unit sales increased 7% as compared to the second quarter of 2013, driven by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.4 years compared to an average age of 9.8 years during the period from 2002 to 2007. Attractive products and continued access to affordable credit were also supportive of a strong selling environment.
We continue to anticipate that full-year U.S. industry new vehicle unit sales will increase 3%-5%, bringing U.S. industry new vehicle unit sales to above 16 million units in 2014. However, actual sales may materially differ.
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
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 65,244 units in new vehicle inventory at June 30, 2014, 72,095 units at December 31, 2013, and 64,649 units at June 30, 2013.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $3.2 million at June 30, 2014, and $1.8 million at December 31, 2013.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.5 million at June 30, 2014, and $3.6 million at December 31, 2013.

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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2014, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2011, the date of our most recent quantitative annual impairment test.

Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2014. Based on our qualitative assessment, we determined that we should perform a quantitative test for franchise rights related to one store, and no impairment charges resulted from this quantitative test. For the remainder of our franchise rights, we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts based on our qualitative assessment and we were therefore not required to perform a quantitative test.
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
As of June 30, 2014, we had long-lived assets held for sale of $58.2 million in continuing operations and $34.3 million in discontinued operations.
During the three and six months ended June 30, 2014, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations. We recorded a $0.3 million non-cash impairment charge during the six months ended June 30, 2014, associated with assets held for sale in continuing operations to reduce the carrying value of these assets to fair value less cost to sell. This charge is recorded as a component of Other Income, Net (within Operating Income) in the Unaudited Condensed Consolidated Statements of Income. We recorded no impairment charges during the three months ended June 30, 2014, associated with assets held for sale in continuing operations.
We recorded a $0.2 million non-cash impairment charge during the three and six months ended June 30, 2014, associated with assets held for sale in discontinued operations. This charge is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,736.9	$2,493.6	$243.3	9.8	$5,165.5	$4,751.3	$414.2	8.7
Retail used vehicle	989.1	954.0	35.1	3.7	1,934.9	1,853.2	81.7	4.4
Wholesale	93.2	102.5	(9.3)	(9.1)	197.1	213.0	(15.9)	(7.5)
Used vehicle	1,082.3	1,056.5	25.8	2.4	2,132.0	2,066.2	65.8	3.2
Finance and insurance, net	185.4	173.9	11.5	6.6	357.8	329.5	28.3	8.6
Total variable operations(1)	4,004.6	3,724.0	280.6	7.5	7,655.3	7,147.0	508.3	7.1
Parts and service	704.8	655.9	48.9	7.5	1,375.8	1,292.5	83.3	6.4
Other	79.1	46.6	32.5		120.9	83.4	37.5
Total revenue	$4,788.5	$4,426.5	$362.0	8.2	$9,152.0	$8,522.9	$629.1	7.4
Gross profit:
New vehicle	$161.6	$149.2	$12.4	8.3	$307.5	$290.9	$16.6	5.7
Retail used vehicle	88.7	83.3	5.4	6.5	181.5	166.7	14.8	8.9
Wholesale	0.6	0.8	(0.2)		2.1	3.4	(1.3)
Used vehicle	89.3	84.1	5.2	6.2	183.6	170.1	13.5	7.9
Finance and insurance	185.4	173.9	11.5	6.6	357.8	329.5	28.3	8.6
Total variable operations(1)	436.3	407.2	29.1	7.1	848.9	790.5	58.4	7.4
Parts and service	300.8	280.2	20.6	7.4	587.5	552.5	35.0	6.3
Other	7.8	8.7	(0.9)		15.9	17.1	(1.2)
Total gross profit	744.9	696.1	48.8	7.0	1,452.3	1,360.1	92.2	6.8
Selling, general, and administrative expenses	524.6	494.1	(30.5)	(6.2)	1,025.3	967.4	(57.9)	(6.0)
Depreciation and amortization	26.2	23.3	(2.9)		51.8	46.0	(5.8)
Other income, net	(3.7)	(2.2)	1.5		(11.7)	(3.6)	8.1
Operating income	197.8	180.9	16.9	9.3	386.9	350.3	36.6	10.4
Non-operating income (expense) items:
Floorplan interest expense	(13.3)	(13.6)	0.3		(26.5)	(26.5)	—
Other interest expense	(21.3)	(22.0)	0.7		(42.9)	(44.3)	1.4
Interest income	0.1	—	0.1		0.1	0.1	—
Other income, net	0.9	1.3	(0.4)		2.4	2.9	(0.5)
Income from continuing operations before income taxes	$164.2	$146.6	$17.6	12.0	$320.0	$282.5	$37.5	13.3
Retail vehicle unit sales:
New vehicle	80,554	74,352	6,202	8.3	151,777	141,511	10,266	7.3
Used vehicle	52,656	52,116	540	1.0	104,792	102,621	2,171	2.1
	133,210	126,468	6,742	5.3	256,569	244,132	12,437	5.1
Revenue per vehicle retailed:
New vehicle	$33,976	$33,538	$438	1.3	$34,033	$33,575	$458	1.4
Used vehicle	$18,784	$18,305	$479	2.6	$18,464	$18,059	$405	2.2
Gross profit per vehicle retailed:
New vehicle	$2,006	$2,007	$(1)	—	$2,026	$2,056	$(30)	(1.5)
Used vehicle	$1,685	$1,598	$87	5.4	$1,732	$1,624	$108	6.7
Finance and insurance	$1,392	$1,375	$17	1.2	$1,395	$1,350	$45	3.3
Total variable operations(2)	$3,271	$3,213	$58	1.8	$3,300	$3,224	$76	2.4

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014 (%)	2013 (%)	2014 (%)	2013 (%)
Revenue mix percentages:
New vehicle	57.2	56.3	56.4	55.7
Used vehicle	22.6	23.9	23.3	24.2
Parts and service	14.7	14.8	15.0	15.2
Finance and insurance, net	3.9	3.9	3.9	3.9
Other	1.6	1.1	1.4	1.0
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	21.7	21.4	21.2	21.4
Used vehicle	12.0	12.1	12.6	12.5
Parts and service	40.4	40.3	40.5	40.6
Finance and insurance	24.9	25.0	24.6	24.2
Other	1.0	1.2	1.1	1.3
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.9	6.0	6.0	6.1
Used vehicle - retail	9.0	8.7	9.4	9.0
Parts and service	42.7	42.7	42.7	42.7
Total	15.6	15.7	15.9	16.0
Selling, general, and administrative expenses	11.0	11.2	11.2	11.4
Operating income	4.1	4.1	4.2	4.1
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	70.4	71.0	70.6	71.1
Operating income	26.6	26.0	26.6	25.8

			June 30,
			2014	2013
Days supply:
New vehicle (industry standard of selling days) (1)			59 days	67 days
Used vehicle (trailing calendar month days)			36 days	30 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,690.5	$2,490.5	$200.0	8.0	$5,078.7	$4,748.2	$330.5	7.0
Retail used vehicle	976.0	953.3	22.7	2.4	1,907.6	1,852.4	55.2	3.0
Wholesale	91.5	102.5	(11.0)	(10.7)	193.5	213.0	(19.5)	(9.2)
Used vehicle	1,067.5	1,055.8	11.7	1.1	2,101.1	2,065.4	35.7	1.7
Finance and insurance, net	182.9	173.7	9.2	5.3	352.8	329.3	23.5	7.1
Total variable operations(1)	3,940.9	3,720.0	220.9	5.9	7,532.6	7,142.9	389.7	5.5
Parts and service	695.8	655.1	40.7	6.2	1,356.3	1,291.7	64.6	5.0
Other	73.8	46.1	27.7		114.5	83.0	31.5
Total revenue	$4,710.5	$4,421.2	$289.3	6.5	$9,003.4	$8,517.6	$485.8	5.7
Gross profit:
New vehicle	$158.6	$148.9	$9.7	6.5	$302.2	$290.7	$11.5	4.0
Retail used vehicle	87.4	83.1	4.3	5.2	178.6	166.5	12.1	7.3
Wholesale	0.5	0.9	(0.4)		2.0	3.5	(1.5)
Used vehicle	87.9	84.0	3.9	4.6	180.6	170.0	10.6	6.2
Finance and insurance	182.9	173.7	9.2	5.3	352.8	329.3	23.5	7.1
Total variable operations(1)	429.4	406.6	22.8	5.6	835.6	790.0	45.6	5.8
Parts and service	296.7	279.8	16.9	6.0	578.9	552.1	26.8	4.9
Other	7.8	8.9	(1.1)		16.0	17.2	(1.2)
Total gross profit	$733.9	$695.3	$38.6	5.6	$1,430.5	$1,359.3	$71.2	5.2
Retail vehicle unit sales:
New vehicle	78,968	74,227	4,741	6.4	148,692	141,386	7,306	5.2
Used vehicle	51,817	52,066	(249)	(0.5)	102,928	102,571	357	0.3
	130,785	126,293	4,492	3.6	251,620	243,957	7,663	3.1
Revenue per vehicle retailed:
New vehicle	$34,071	$33,552	$519	1.5	$34,156	$33,583	$573	1.7
Used vehicle	$18,836	$18,309	$527	2.9	$18,533	$18,060	$473	2.6
Gross profit per vehicle retailed:
New vehicle	$2,008	$2,006	$2	0.1	$2,032	$2,056	$(24)	(1.2)
Used vehicle	$1,687	$1,596	$91	5.7	$1,735	$1,623	$112	6.9
Finance and insurance	$1,398	$1,375	$23	1.7	$1,402	$1,350	$52	3.9
Total variable operations(2)	$3,279	$3,212	$67	2.1	$3,313	$3,224	$89	2.8

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014 (%)	2013 (%)	2014 (%)	2013 (%)
Revenue mix percentages:
New vehicle	57.1	56.3	56.4	55.7
Used vehicle	22.7	23.9	23.3	24.2
Parts and service	14.8	14.8	15.1	15.2
Finance and insurance, net	3.9	3.9	3.9	3.9
Other	1.5	1.1	1.3	1.0
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	21.6	21.4	21.1	21.4
Used vehicle	12.0	12.1	12.6	12.5
Parts and service	40.4	40.2	40.5	40.6
Finance and insurance	24.9	25.0	24.7	24.2
Other	1.1	1.3	1.1	1.3
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.9	6.0	6.0	6.1
Used vehicle - retail	9.0	8.7	9.4	9.0
Parts and service	42.6	42.7	42.7	42.7
Total	15.6	15.7	15.9	16.0

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,736.9	$2,493.6	$243.3	9.8	$5,165.5	$4,751.3	$414.2	8.7
Gross profit	$161.6	$149.2	$12.4	8.3	$307.5	$290.9	$16.6	5.7
Retail vehicle unit sales	80,554	74,352	6,202	8.3	151,777	141,511	10,266	7.3
Revenue per vehicle retailed	$33,976	$33,538	$438	1.3	$34,033	$33,575	$458	1.4
Gross profit per vehicle retailed	$2,006	$2,007	$(1)	—	$2,026	$2,056	$(30)	(1.5)
Gross profit as a percentage of revenue	5.9%	6.0%			6.0%	6.1%
Days supply (industry standard of selling days)	59 days	67 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,690.5	$2,490.5	$200.0	8.0	$5,078.7	$4,748.2	$330.5	7.0
Gross profit	$158.6	$148.9	$9.7	6.5	$302.2	$290.7	$11.5	4.0
Retail vehicle unit sales	78,968	74,227	4,741	6.4	148,692	141,386	7,306	5.2
Revenue per vehicle retailed	$34,071	$33,552	$519	1.5	$34,156	$33,583	$573	1.7
Gross profit per vehicle retailed	$2,008	$2,006	$2	0.1	$2,032	$2,056	$(24)	(1.2)
Gross profit as a percentage of revenue	5.9%	6.0%			6.0%	6.1%

Second Quarter 2014 compared to Second Quarter 2013
Same store new vehicle revenue increased during the three months ended June 30, 2014, as compared to the same period in 2013, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended June 30, 2014, benefited from an increase in the average selling prices for Domestic and Premium Luxury vehicles, partially offset by a decrease in the average selling price for Import vehicles. Same store revenue per new vehicle retailed also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit per new vehicle retailed increased slightly during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to a shift in mix to Premium Luxury vehicles, which have a relatively higher average gross profit per vehicle retailed, and an increase in the gross profit per vehicle retailed for Premium Luxury vehicles. The increase was partially offset by a decrease in the gross profit per vehicle retailed for Import and Domestic vehicles.

First Six Months 2014 compared to First Six Months 2013
Same store new vehicle revenue increased during the six months ended June 30, 2014, as compared to the same period in 2013, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the six months ended June 30, 2014, benefited from an increase in the average selling prices for Premium Luxury and Domestic vehicles, partially offset by a decrease in the average selling price for Import vehicles. Same store revenue per new vehicle retailed also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.

Same store gross profit per new vehicle retailed decreased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to a decrease in gross profit per vehicle retailed for Import and Domestic vehicles. This decrease was partially offset by an increase in gross profit per vehicle retailed for Premium Luxury vehicles and a shift in mix toward Premium Luxury vehicles, which have a relatively higher average gross profit per vehicle retailed.
New Vehicle Inventories
Our new vehicle inventories were $2.2 billion or 59 days supply at June 30, 2014, as compared to new vehicle inventories of $2.3 billion or 62 days supply at December 31, 2013 and $2.1 billion or 67 days supply at June 30, 2013. We had 65,244 units in new vehicle inventory at June 30, 2014, 72,095 units at December 31, 2013, and 64,649 units at June 30, 2013.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Floorplan assistance	$26.7	$23.8	$2.9	$50.7	$42.4	$8.3
New vehicle floorplan interest expense	(12.6)	(13.1)	0.5	(25.3)	(25.4)	0.1
Net new vehicle inventory carrying benefit	$14.1	$10.7	$3.4	$25.4	$17.0	$8.4
Second Quarter 2014 compared to Second Quarter 2013
The net new vehicle inventory carrying benefit increased during the three months ended June 30, 2014, as compared to the same period in 2013 primarily due to an increase in floorplan assistance. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit.
First Six Months 2014 compared to First Six Months 2013
The net new vehicle inventory carrying benefit increased during the six months ended June 30, 2014, as compared to the same period in 2013 primarily due to an increase in floorplan assistance. Floorplan assistance increased primarily due to a change in a manufacturer floorplan assistance program and higher new vehicle sales.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$989.1	$954.0	$35.1	3.7	$1,934.9	$1,853.2	$81.7	4.4
Wholesale revenue	93.2	102.5	(9.3)	(9.1)	197.1	213.0	(15.9)	(7.5)
Total revenue	$1,082.3	$1,056.5	$25.8	2.4	$2,132.0	$2,066.2	$65.8	3.2
Retail gross profit	$88.7	$83.3	$5.4	6.5	$181.5	$166.7	$14.8	8.9
Wholesale gross profit	0.6	0.8	(0.2)		2.1	3.4	(1.3)
Total gross profit	$89.3	$84.1	$5.2	6.2	$183.6	$170.1	$13.5	7.9
Retail vehicle unit sales	52,656	52,116	540	1.0	104,792	102,621	2,171	2.1
Revenue per vehicle retailed	$18,784	$18,305	$479	2.6	$18,464	$18,059	$405	2.2
Gross profit per vehicle retailed	$1,685	$1,598	$87	5.4	$1,732	$1,624	$108	6.7
Gross profit as a percentage of revenue	9.0%	8.7%			9.4%	9.0%
Days supply (trailing calendar month days)	36 days	30 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$976.0	$953.3	$22.7	2.4	$1,907.6	$1,852.4	$55.2	3.0
Wholesale revenue	91.5	102.5	(11.0)	(10.7)	193.5	213.0	(19.5)	(9.2)
Total revenue	$1,067.5	$1,055.8	$11.7	1.1	$2,101.1	$2,065.4	$35.7	1.7
Retail gross profit	$87.4	$83.1	$4.3	5.2	$178.6	$166.5	$12.1	7.3
Wholesale gross profit	0.5	0.9	(0.4)		2.0	3.5	(1.5)
Total gross profit	$87.9	$84.0	$3.9	4.6	$180.6	$170.0	$10.6	6.2
Retail vehicle unit sales	51,817	52,066	(249)	(0.5)	102,928	102,571	357	0.3
Revenue per vehicle retailed	$18,836	$18,309	$527	2.9	$18,533	$18,060	$473	2.6
Gross profit per vehicle retailed	$1,687	$1,596	$91	5.7	$1,735	$1,623	$112	6.9
Gross profit as a percentage of revenue	9.0%	8.7%			9.4%	9.0%
Second Quarter 2014 compared to Second Quarter 2013
Same store retail used vehicle revenue increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in revenue per used vehicle retailed. Same store revenue per used vehicle retailed benefited from an increase in the average selling prices of used vehicles for all three segments, a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices, and an increase in sales of certified pre-owned vehicles, which also have relatively higher average selling prices.
Same store gross profit per used vehicle retailed increased during the three months ended June 30, 2014, as compared to the same period in 2013, due to an increase in the gross profit per vehicle retailed for all three segments.

First Six Months 2014 compared to First Six Months 2013
Same store retail used vehicle revenue increased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in revenue per used vehicle retailed. Same store revenue per used vehicle retailed benefited from an increase in the average selling prices of used vehicles for all three segments, a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices, and an increase in sales of certified pre-owned vehicles, which also have relatively higher average selling prices.
Same store gross profit per used vehicle retailed increased during the six months ended June 30, 2014, as compared to the same period in 2013, due to an increase in the gross profit per vehicle retailed for all three segments.

Used Vehicle Inventories
Used vehicle inventories were $420.3 million or 36 days supply at June 30, 2014, compared to $346.5 million or 35 days supply at December 31, 2013, and $360.6 million or 30 days supply at June 30, 2013.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$704.8	$655.9	$48.9	7.5	$1,375.8	$1,292.5	$83.3	6.4
Gross Profit	$300.8	$280.2	$20.6	7.4	$587.5	$552.5	$35.0	6.3
Gross profit as a percentage of revenue	42.7%	42.7%			42.7%	42.7%
Same Store:
Revenue	$695.8	$655.1	$40.7	6.2	$1,356.3	$1,291.7	$64.6	5.0
Gross Profit	$296.7	$279.8	$16.9	6.0	$578.9	$552.1	$26.8	4.9
Gross profit as a percentage of revenue	42.6%	42.7%			42.7%	42.7%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
Second Quarter 2014 compared to Second Quarter 2013
During the three months ended June 30, 2014, same store parts and service gross profit increased as compared to the same period in 2013, primarily due to increases in gross profit associated with warranty of $7.4 million, the preparation of vehicles for sale of $3.8 million, and collision business of $2.6 million.
Warranty gross profit benefited from the rise of manufacturer recalls in our Domestic and Import segments, an increase in volume, improved margin performance, and an increase in manufacturer-paid vehicle maintenance. Gross profit associated with the preparation of vehicles for sale benefited from higher new vehicle unit volume. Gross profit associated with our collision business benefited from increased volume referred by automotive insurance providers.
First Six Months 2014 compared to First Six Months 2013
During the six months ended June 30, 2014, same store parts and service gross profit increased as compared to the same period in 2013, primarily due to increases in gross profit associated with warranty of $10.1 million, the preparation of vehicles for sale of $5.7 million, collision business of $5.3 million, and customer-pay service of $3.0 million.
Warranty gross profit benefited from the rise of manufacturer recalls in our Domestic and Import segments, an increase in volume, improved margin performance, and an increase in manufacturer-paid vehicle maintenance. Gross profit associated with the preparation of vehicles for sale benefited from higher new vehicle unit volume. Gross profit associated with our collision business benefited from increased volume referred by automotive insurance providers and improved margin performance. Customer-pay service gross profit benefited from improved operational execution and improved margin performance.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$185.4	$173.9	$11.5	6.6	$357.8	$329.5	$28.3	8.6
Gross profit per vehicle retailed	$1,392	$1,375	$17	1.2	$1,395	$1,350	$45	3.3
Same Store:
Revenue and gross profit	$182.9	$173.7	$9.2	5.3	$352.8	$329.3	$23.5	7.1
Gross profit per vehicle retailed	$1,398	$1,375	$23	1.7	$1,402	$1,350	$52	3.9

Second Quarter 2014 compared to Second Quarter 2013
Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2014, as compared to the same period in 2013, due to increases in new vehicle unit volume and same store finance and insurance revenue and gross profit per vehicle retailed.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from a shift in mix toward more profitable vehicle service contracts and an increase in product penetration for vehicle service contracts.
First Six Months 2014 compared to First Six Months 2013
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2014, as compared to the same period in 2013, due to increases in same store finance and insurance revenue and gross profit per vehicle retailed and new vehicle unit volume.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from a shift in mix toward more profitable vehicle service contracts and an increase in product penetration for vehicle service contracts.

Segment Results
In the following table, revenue and segment income of our reportable segments is reconciled to consolidated revenue and consolidated operating income, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,604.9	$1,515.3	$89.6	5.9	$3,077.9	$2,893.3	$184.6	6.4
Import	1,717.8	1,629.3	88.5	5.4	3,267.2	3,133.0	134.2	4.3
Premium Luxury	1,431.9	1,242.4	189.5	15.3	2,738.3	2,415.3	323.0	13.4
Total	4,754.6	4,387.0	367.6	8.4	9,083.4	8,441.6	641.8	7.6
Corporate and other	33.9	39.5	(5.6)	(14.2)	68.6	81.3	(12.7)	(15.6)
Total consolidated revenue	$4,788.5	$4,426.5	$362.0	8.2	$9,152.0	$8,522.9	$629.1	7.4
Segment income(1):
Domestic	$70.5	$66.1	$4.4	6.7	$134.3	$124.7	$9.6	7.7
Import	77.5	72.9	4.6	6.3	142.9	143.9	(1.0)	(0.7)
Premium Luxury	85.8	75.7	10.1	13.3	169.1	144.5	24.6	17.0
Total	233.8	214.7	19.1	8.9	446.3	413.1	33.2	8.0
Corporate and other	(49.3)	(47.4)	(1.9)		(85.9)	(89.3)	3.4
Floorplan interest expense	13.3	13.6	0.3		26.5	26.5	—
Operating income	$197.8	$180.9	$16.9	9.3	$386.9	$350.3	$36.6	10.4

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	26,182	25,191	991	3.9	49,997	47,735	2,262	4.7
Import	39,685	36,444	3,241	8.9	74,610	69,476	5,134	7.4
Premium Luxury	14,687	12,717	1,970	15.5	27,170	24,300	2,870	11.8
	80,554	74,352	6,202	8.3	151,777	141,511	10,266	7.3

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,604.9	$1,515.3	$89.6	5.9	$3,077.9	$2,893.3	$184.6	6.4
Segment income	$70.5	$66.1	$4.4	6.7	$134.3	$124.7	$9.6	7.7
Retail new vehicle unit sales	26,182	25,191	991	3.9	49,997	47,735	2,262	4.7
Second Quarter 2014 compared to Second Quarter 2013
Domestic revenue increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Domestic segment income increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new vehicle unit volume. Increases in Domestic segment income were partially offset by an increase in variable expenses.
First Six Months 2014 compared to First Six Months 2013
Domestic revenue increased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Domestic segment income increased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to increases in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume, and parts and service gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,717.8	$1,629.3	$88.5	5.4	$3,267.2	$3,133.0	$134.2	4.3
Segment income	$77.5	$72.9	$4.6	6.3	$142.9	$143.9	$(1.0)	(0.7)
Retail new vehicle unit sales	39,685	36,444	3,241	8.9	74,610	69,476	5,134	7.4
Second Quarter 2014 compared to Second Quarter 2013
Import revenue increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the second and fourth quarters of 2013.
Import segment income increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new vehicle unit volume. These increases were partially offset by an increase in variable expenses. Import segment income also benefited from the recent acquisitions noted in the paragraph above.
First Six Months 2014 compared to First Six Months 2013
Import revenue increased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the second and fourth quarters of 2013.
Import segment income decreased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in variable expenses and a decrease in new vehicle gross profit as a result of a decrease in new vehicle gross profit per vehicle retailed. These decreases were partially offset by increases in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new vehicle unit volume, and an increase in parts and service gross profit. Import segment income also benefited from the recent acquisitions noted in the paragraph above.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,431.9	$1,242.4	$189.5	15.3	$2,738.3	$2,415.3	$323.0	13.4
Segment income	$85.8	$75.7	$10.1	13.3	$169.1	$144.5	$24.6	17.0
Retail new vehicle unit sales	14,687	12,717	1,970	15.5	27,170	24,300	2,870	11.8
Second Quarter 2014 compared to Second Quarter 2013
Premium Luxury revenue increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Premium Luxury segment income increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle gross profit, which benefited from higher new vehicle unit volume and an increase in gross profit per vehicle retailed. Premium Luxury segment income also increased due to an increase in finance and insurance revenue and gross profit, which benefited from higher new and used vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed, and an increase in parts and service gross profit. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.
First Six Months 2014 compared to First Six Months 2013
Premium Luxury revenue increased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Premium Luxury segment income increased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle gross profit, which benefited from higher new vehicle unit volume and an increase in gross profit per vehicle retailed. Premium Luxury segment income also increased due to an increase in finance and insurance revenue and gross profit, which benefited from higher new and used vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed, and an increase in parts and service gross profit. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

Selling, General, and Administrative Expenses
Our Selling, General, and Administrative (“SG&A”) expenses consist primarily of compensation, including store and corporate salaries, commissions, and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), and store and corporate overhead expenses, which include occupancy costs, legal, accounting, and professional services, and general corporate expenses. The following table presents the major components of our SG&A expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$339.4	$312.8	$(26.6)	(8.5)	$668.3	$622.6	$(45.7)	(7.3)
Advertising	44.3	47.6	3.3	6.9	84.9	87.8	2.9	3.3
Store and corporate overhead	140.9	133.7	(7.2)	(5.4)	272.1	257.0	(15.1)	(5.9)
Total	$524.6	$494.1	$(30.5)	(6.2)	$1,025.3	$967.4	$(57.9)	(6.0)

SG&A as a % of total gross profit:
Compensation	45.6	44.9	(70)	bps	46.0	45.8	(20)	bps
Advertising	5.9	6.8	90	bps	5.8	6.5	70	bps
Store and corporate overhead	18.9	19.3	40	bps	18.8	18.8	—	bps
Total	70.4	71.0	60	bps	70.6	71.1	50	bps
Second Quarter 2014 compared to Second Quarter 2013
SG&A expenses increased during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to a performance-driven increase in compensation expense and an increase in store and corporate overhead expenses. SG&A expenses in the second quarter of 2014 were impacted by our continued investments in our retail brand and our online capabilities, which we expect to continue for the next several years. As a percentage of total gross profit, SG&A expenses decreased to 70.4% during the three months ended June 30, 2014, from 71.0% in the same period in 2013.
First Six Months 2014 compared to First Six Months 2013
SG&A expenses increased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to a performance-driven increase in compensation expense and an increase in store and corporate overhead expenses. SG&A expenses in the first half of 2014 were also impacted by our continued investments in our retail brand and our online capabilities. As a percentage of total gross profit, SG&A expenses decreased to 70.6% during the six months ended June 30, 2014, from 71.1% in the same period in 2013.
Re-branding Initiative
During the six months ended June 30, 2013, we recorded non-recurring SG&A expenses of approximately $18 million, primarily comprised of advertising expenses, related to the re-branding of our Domestic and Import stores under the AutoNation retail brand.
Other Income, Net (included in Operating Income)
During the second quarter of 2014, we recognized a gain related to a legal settlement of $4.0 million ($2.5 million after-tax). During the first quarter of 2014, we recognized a net gain related to business/property dispositions of $8.0 million ($5.0 million after-tax), primarily related to the divestiture of our customer lead distribution business.
Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2014 compared to Second Quarter 2013
Floorplan interest expense was $13.3 million for the three months ended June 30, 2014, as compared to $13.6 million for the same period in 2013.

First Six Months 2014 compared to First Six Months 2013
Floorplan interest expense was $26.5 million for the six months ended June 30, 2014 and 2013.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our outstanding senior unsecured notes, mortgage facility, revolving credit facility, and term loan facility.
Second Quarter 2014 compared to Second Quarter 2013
Other interest expense was $21.3 million for the three months ended June 30, 2014, compared to $22.0 million for the same period in 2013.
First Six Months 2014 compared to First Six Months 2013
Other interest expense was $42.9 million for the six months ended June 30, 2014, compared to $44.3 million for the same period in 2013.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Second Quarter 2014 compared to Second Quarter 2013
Our effective income tax rate was 38.7% for the three months ended June 30, 2014, and 38.5% for the three months ended June 30, 2013.
First Six Months 2014 compared to First Six Months 2013
Our effective income tax rate was 38.7% for the six months ended June 30, 2014 and 2013.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014.
Second Quarter 2014 compared to Second Quarter 2013
We had a loss from discontinued operations, net of income taxes, totaling $0.3 million during the three months ended June 30, 2014, and $0.2 million during the three months ended June 30, 2013. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that were closed prior to January 1, 2014, and other adjustments related to disposed operations.
First Six Months 2014 compared to First Six Months 2013
We had a loss from discontinued operations, net of income taxes, totaling $0.7 million during the six months ended June 30, 2014, and $0.4 million during the six months ended June 30, 2013. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that were closed prior to January 1, 2014, and other adjustments related to disposed operations.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2014	December 31, 2013
Cash and Cash Equivalents	$68.5	$69.2
Revolving Credit Facility (1)	$789.4	$854.4
Secured Used Vehicle Floorplan Facilities (2)	$50.6	$50.0

(1)
Based on aggregate borrowings outstanding of $365.0 million and outstanding letters of credit of $45.6 million at June 30, 2014, and aggregate borrowings outstanding of $300.0 million and outstanding letters of credit of $45.6 million at December 31, 2013. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2014, surety bonds, letters of credit, and cash deposits totaled $91.0 million, including $45.6 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2014	2013	2014	2013
Shares repurchased	1.1	0.1	3.6	0.1
Aggregate purchase price	$64.1	$2.7	$179.8	$4.9
Average purchase price per share	$56.05	$42.01	$50.53	$40.81

The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our 3.75x maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt. As of June 30, 2014, $335.9 million remained available under our stock repurchase authorization limit.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Purchases of property and equipment, including operating lease buy-outs (1)	$52.9	$31.5	$87.8	$54.6

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

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
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Cash received from (used in) business acquisitions, net	$—	$(69.7)	$—	$(72.5)
Cash received from (used in) business divestitures, net	$(0.2)	$10.1	$9.8	$10.1

During the six months ended June 30, 2014, we divested our customer lead distribution business. We received cash and other consideration of approximately $11 million and recorded a gain of $8.4 million ($5.2 million after-tax). This business is reported in the “Corporate and other” category of our segment information.
We purchased three stores and related assets during the six months ended June 30, 2013. We did not purchase any stores during the six months ended June 30, 2014. On July 10, 2014, we purchased one store and related assets in the Mobile, Alabama market.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of June 30, 2014, and December 31, 2013.

(In millions)	June 30, 2014	December 31, 2013
6.75% Senior Notes due 2018	$396.7	$396.3
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	365.0	300.0
Mortgage facility (1)	190.1	194.7
Capital leases and other debt	81.4	98.9
	1,883.2	1,839.9
Less: current maturities	(17.5)	(30.1)
Long-term debt, net of current maturities	$1,865.7	$1,809.8

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At June 30, 2014, we had outstanding $396.7 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At June 30, 2014, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016. As of June 30, 2014, we had borrowings outstanding of $365.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at June 30, 2014, leaving an additional borrowing capacity under the revolving credit facility of $789.4 million at June 30, 2014.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $2.0 billion at June 30, 2014, and $2.1 billion at December 31, 2013. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.

Vehicle floorplan payable-non-trade totaled $891.4 million at June 30, 2014, and $898.9 million at December 31, 2013, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At June 30, 2014, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $199.2 million had been borrowed under those facilities, and the remaining borrowing capacity of $75.8 million was limited to $50.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At June 30, 2014, we had $190.1 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At June 30, 2014, we had capital lease and other debt obligations of $81.4 million, which are due at various dates through 2033.
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

As of June 30, 2014, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2014, our leverage ratio and capitalization ratio were as follows:

	June 30, 2014
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.19x
Capitalization ratio	≤ 65.0%	56.6%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2014	2013
Net cash provided by operating activities	$210.9	$278.8
Net cash used in investing activities	$(95.3)	$(130.9)
Net cash used in financing activities	$(116.3)	$(147.9)
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
Net cash provided by operating activities decreased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to a decrease in cash used in business acquisitions, net of cash acquired, partially offset by an increase in property and equipment purchases.
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
During the six months ended June 30, 2014, we repurchased 3.6 million shares of common stock for an aggregate purchase price of $179.8 million (average purchase price per share of $50.53). In addition, during the six months ended June 30, 2014, 44,477 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2013, we repurchased 0.1 million shares of common stock for an aggregate purchase price of $4.9 million (average purchase price per share of $40.81). In addition, during the six months ended June 30, 2013, 42,306 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the six months ended June 30, 2014, we borrowed $610.0 million and repaid $545.0 million under our revolving credit facility, for net borrowings of $65.0 million. During the six months ended June 30, 2013, we borrowed $375.0 million and repaid $515.0 million under our revolving credit facility, for net repayments of $140.0 million.
We made payments of capital lease and other debt obligations of $19.6 million during the six months ended June 30, 2014, and $22.7 million during the six months ended June 30, 2013.
We had proceeds from the exercise of stock options of $22.1 million during the six months ended June 30, 2014, and $10.6 million during the six months ended June 30, 2013.
Cash flows from financing activities also include changes in vehicle floorplan payable - non-trade totaling net payments of $7.8 million for the six months ended June 30, 2014 and net proceeds of $28.9 million for the six months ended June 30, 2013.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding expected future investments in our business and our expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
We had $2.9 billion of variable rate vehicle floorplan payable at June 30, 2014, and $3.0 billion at December 31, 2013. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $28.7 million at June 30, 2014, and $30.3 million at December 31, 2013, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $0.9 billion of other variable rate debt outstanding at June 30, 2014 and $0.8 billion at December 31, 2013. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $8.7 million at June 30, 2014, and $8.0 million at December 31, 2013.
Our fixed rate debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of June 30, 2014, and as of December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2014 - April 30, 2014	—	$—	—	$400.0
May 1, 2014 - May 30, 2014	631,995	$55.44	629,937	$365.1
June 1, 2014 - June 30, 2014	544,105	$56.84	512,889	$335.9
Total	1,176,100		1,142,826

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2014, $335.9 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the second quarter of 2014, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 33,274 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 18, 2014)
10.2	Terms of Non-Employee Director Restricted Stock Units granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	July 17, 2014	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)