Form 10-Q
period 2014-09-30
AUTONATION, INC.
filed 2014-10-28
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of October 27, 2014, the registrant had 113,143,813 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67.5	$69.2
Receivables, net	651.8	740.9
Inventory	2,691.4	2,827.2
Other current assets	196.2	192.7
Total Current Assets	3,606.9	3,830.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $942.3 million and $883.7 million, respectively	2,293.4	2,235.3
GOODWILL	1,265.3	1,259.6
OTHER INTANGIBLE ASSETS, NET	339.1	335.1
OTHER ASSETS	289.0	254.1
Total Assets	$7,793.7	$7,914.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,912.6	$2,130.1
Vehicle floorplan payable - non-trade	862.1	898.9
Accounts payable	251.1	263.0
Current maturities of long-term debt	17.5	30.1
Other current liabilities	499.2	429.7
Total Current Liabilities	3,542.5	3,751.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,915.5	1,809.8
DEFERRED INCOME TAXES	129.4	116.5
OTHER LIABILITIES	194.3	174.3
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at September 30, 2014, and December 31, 2013, including shares held in treasury	1.6	1.6
Additional paid-in capital	55.6	42.8
Retained earnings	3,639.9	3,337.9
Treasury stock, at cost; 49,033,894 and 42,646,753 shares held, respectively	(1,685.1)	(1,320.6)
Total Shareholders’ Equity	2,012.0	2,061.7
Total Liabilities and Shareholders’ Equity	$7,793.7	$7,914.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
New vehicle	$2,823.6	$2,561.6	$7,989.1	$7,312.9
Used vehicle	1,148.5	1,044.7	3,280.5	3,110.9
Parts and service	717.4	653.8	2,093.2	1,946.3
Finance and insurance, net	196.5	174.9	554.3	504.4
Other	23.0	35.8	143.9	119.2
TOTAL REVENUE	4,909.0	4,470.8	14,061.0	12,993.7
Cost of sales:
New vehicle	2,666.5	2,406.2	7,524.5	6,866.6
Used vehicle	1,060.1	964.2	3,008.5	2,860.3
Parts and service	413.7	376.7	1,202.0	1,116.7
Other	15.8	27.1	120.8	93.4
TOTAL COST OF SALES (excluding depreciation shown below)	4,156.1	3,774.2	11,855.8	10,937.0
Gross Profit:
New vehicle	157.1	155.4	464.6	446.3
Used vehicle	88.4	80.5	272.0	250.6
Parts and service	303.7	277.1	891.2	829.6
Finance and insurance	196.5	174.9	554.3	504.4
Other	7.2	8.7	23.1	25.8
TOTAL GROSS PROFIT	752.9	696.6	2,205.2	2,056.7
Selling, general, and administrative expenses	522.3	485.1	1,547.6	1,452.5
Depreciation and amortization	27.2	24.1	79.0	70.1
Other expenses (income), net	(4.0)	0.2	(15.7)	(3.4)
OPERATING INCOME	207.4	187.2	594.3	537.5
Non-operating income (expense) items:
Floorplan interest expense	(13.1)	(12.7)	(39.6)	(39.2)
Other interest expense	(21.7)	(22.3)	(64.6)	(66.6)
Interest income	0.1	0.1	0.2	0.2
Other income (loss), net	1.1	(0.7)	3.5	2.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	173.8	151.6	493.8	434.1
Income tax provision	67.1	58.8	190.9	168.0
NET INCOME FROM CONTINUING OPERATIONS	106.7	92.8	302.9	266.1
Loss from discontinued operations, net of income taxes	(0.2)	(0.2)	(0.9)	(0.6)
NET INCOME	$106.5	$92.6	$302.0	$265.5
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.91	$0.76	$2.56	$2.19
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$0.91	$0.76	$2.55	$2.19
Weighted average common shares outstanding	117.0	121.5	118.5	121.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.90	$0.75	$2.52	$2.16
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$0.90	$0.75	$2.51	$2.15
Weighted average common shares outstanding	118.5	123.5	120.2	123.3
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	114.5	121.8	114.5	121.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2013	163,562,149	$1.6	$42.8	$3,337.9	$(1,320.6)	$2,061.7
Net income	—	—	—	302.0	—	302.0
Repurchases of common stock	—	—	—	—	(418.2)	(418.2)
Stock-based compensation expense	—	—	21.5	—	—	21.5
Shares awarded under stock-based compensation plans, including income tax benefit of $15.4	—	—	(8.7)	—	53.7	45.0
BALANCE AT SEPTEMBER 30, 2014	163,562,149	$1.6	$55.6	$3,639.9	$(1,685.1)	$2,012.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2014	2013
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$302.0	$265.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.9	0.6
Depreciation and amortization	79.0	70.1
Amortization of debt issuance costs and accretion of debt discounts	4.3	4.3
Stock-based compensation expense	21.5	17.3
Deferred income tax provision	11.9	15.4
Net gain related to business/property dispositions	(12.4)	(2.1)
Non-cash impairment charges	0.3	—
Excess tax benefit from stock-based awards	(15.4)	(8.5)
Other	(2.6)	(3.3)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	84.8	95.5
Inventory	146.7	(88.7)
Other assets	(25.3)	(13.9)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(211.5)	47.6
Accounts payable	(3.0)	16.2
Other liabilities	72.6	46.9
Net cash provided by continuing operations	453.8	462.9
Net cash provided by (used in) discontinued operations	(0.9)	5.4
Net cash provided by operating activities	452.9	468.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(151.9)	(110.6)
Property operating lease buy-outs	(0.4)	(41.9)
Proceeds from the sale of property and equipment	0.2	3.1
Proceeds from assets held for sale	2.6	1.8
Insurance recoveries on property and equipment	1.0	2.2
Cash received from business divestitures, net of cash relinquished	21.5	10.1
Cash used in business acquisitions, net of cash acquired	(13.3)	(72.9)
Proceeds from the sale of restricted investments	0.5	—
Other	(9.4)	(3.6)
Net cash used in continuing operations	(149.2)	(211.8)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(149.2)	(211.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2014	2013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(378.3)	(18.6)
Proceeds from revolving credit facility	960.0	620.0
Payments of revolving credit facility	(850.0)	(840.0)
Net payments of vehicle floorplan payable - non-trade	(53.0)	(12.2)
Payments of mortgage facility	(6.8)	(6.5)
Payments of capital leases and other debt obligations	(22.3)	(23.3)
Proceeds from the exercise of stock options	29.6	20.5
Excess tax benefit from stock-based awards	15.4	8.5
Net cash used in continuing operations	(305.4)	(251.6)
Net cash used in discontinued operations	—	(6.3)
Net cash used in financing activities	(305.4)	(257.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(1.7)	(1.4)
CASH AND CASH EQUIVALENTS at beginning of period	69.2	69.7
CASH AND CASH EQUIVALENTS at end of period	$67.5	$68.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2014, we owned and operated 273 new vehicle franchises from 229 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the nine months ended September 30, 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
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
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and should be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the date of adoption (which requires additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.
Reporting Discontinued Operations
In April 2014, the FASB issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this accounting standard update should be applied prospectively and are effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014. During the first quarter of 2014, we divested our customer lead distribution business, and during the third quarter of 2014, we divested an Import store. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
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

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2014	December 31, 2013
Trade receivables	$117.7	$110.9
Manufacturer receivables	151.9	172.9
Other	46.5	36.9
	316.1	320.7
Less: Allowances	(3.6)	(4.0)
	312.5	316.7
Contracts-in-transit and vehicle receivables	330.2	424.2
Income tax refundable (see Note 6)	9.1	—
Receivables, net	$651.8	$740.9

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2014	December 31, 2013
New vehicles	$2,139.6	$2,330.8
Used vehicles	394.7	346.5
Parts, accessories, and other	157.1	149.9
Inventory	$2,691.4	$2,827.2

The components of vehicle floorplan payable are as follows:

	September 30, 2014	December 31, 2013
Vehicle floorplan payable - trade	$1,912.6	$2,130.1
Vehicle floorplan payable - non-trade	862.1	898.9
Vehicle floorplan payable	$2,774.7	$3,029.0

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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the nine months ended September 30, 2014, and 1.8% for the nine months ended September 30, 2013. At September 30, 2014, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $189.1 million had been borrowed. The remaining borrowing capacity of $85.9 million was limited to $50.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% for the nine months ended September 30, 2014, and 2.0% for the nine months ended September 30, 2013. At September 30, 2014, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $3.5 billion, of which $2.6 billion had been borrowed.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	September 30, 2014	December 31, 2013
Goodwill	$1,265.3	$1,259.6

Franchise rights - indefinite-lived	$332.3	$329.3
Other intangibles	12.6	11.1
	344.9	340.4
Less: accumulated amortization	(5.8)	(5.3)
Other intangible assets, net	$339.1	$335.1
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
6.75% Senior Notes due 2018	$396.9	$396.3
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	410.0	300.0
Mortgage facility (1)	187.8	194.7
Capital leases and other debt	88.3	98.9
	1,933.0	1,839.9
Less: current maturities	(17.5)	(30.1)
Long-term debt, net of current maturities	$1,915.5	$1,809.8
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
At September 30, 2014, we had outstanding $396.9 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2014, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of September 30, 2014, we had borrowings outstanding of $410.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at September 30, 2014, leaving an additional borrowing capacity under the revolving credit facility of $744.4 million at September 30, 2014.
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
Other Debt
At September 30, 2014, we had $187.8 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At September 30, 2014, we had capital lease and other debt obligations of $88.3 million, which are due at various dates through 2034.
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
Under the terms of our credit agreement, at September 30, 2014, our leverage ratio and capitalization ratio were as follows:

	September 30, 2014
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.19x
Capitalization ratio	≤ 65.0%	57.1%
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
Income taxes refundable included in Receivables, Net totaled $9.1 million at September 30, 2014. Income taxes payable included in Other Current Liabilities totaled $8.4 million at December 31, 2013.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shares repurchased	4.4	—	8.0	0.1
Aggregate purchase price	$235.9	$—	$415.7	$4.9
Average purchase price per share	$53.15	$—	$51.98	$40.81

From October 1, 2014 through October 27, 2014, we repurchased an additional 1.4 million shares for an aggregate purchase price of $68.5 million (average purchase price per share of $49.29). In October 2014, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of October 27, 2014, $281.5 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shares issued	0.4	0.5	1.5	1.0
Proceeds from the exercise of stock options	$7.5	$9.9	$29.6	$20.5
Average exercise price per share	$17.54	$20.32	$19.59	$20.46

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shares issued	4,020	—	153,900	137,144
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	1,788	516	46,265	42,822

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested restricted stock unit awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding adjusted for the dilutive effect of stock options.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income from continuing operations	$106.7	$92.8	$302.9	$266.1
Loss from discontinued operations, net of income taxes	(0.2)	(0.2)	(0.9)	(0.6)
Net income	$106.5	$92.6	$302.0	$265.5

Weighted average common shares outstanding used in calculating basic EPS	117.0	121.5	118.5	121.3
Effect of dilutive stock options	1.5	2.0	1.7	2.0
Weighted average common shares outstanding used in calculating diluted EPS	118.5	123.5	120.2	123.3

Basic EPS amounts:
Continuing operations	$0.91	$0.76	$2.56	$2.19
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$0.91	$0.76	$2.55	$2.19

Diluted EPS amounts:
Continuing operations	$0.90	$0.75	$2.52	$2.16
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$0.90	$0.75	$2.51	$2.15

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Anti-dilutive options excluded from the computation of diluted earnings per share	0.7	0.6	0.5	0.7

9.	DIVESTITURES
As discussed in Note 1 above, in April 2014, the FASB issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this accounting standard update effective January 1, 2014.
During the third quarter of 2014, we divested an Import store and recorded a gain of $4.0 million ($2.5 million after-tax). During the first quarter of 2014, we divested our customer lead distribution business and recorded a gain of $8.4 million ($5.2 million after-tax). This business is reported in the “Corporate and other” category of our segment information.
The gains on these divestitures are included in Other Expenses (Income), Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	ACQUISITIONS
On July 10, 2014, we purchased one store and related assets in the Mobile, Alabama market. This acquisition was not material to our financial condition or results of operations for the three and nine months ended September 30, 2014. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for this business combination is tentative and subject to final adjustment. On October 22, 2014, we purchased four stores and related assets in the Seattle-Bellevue, Washington market.
On a pro forma basis as if the results of these acquisitions that were completed in 2014 had been included in our consolidated results for the entire three and nine month periods ended September 30, 2014 and 2013, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2015 to 2034 are approximately

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

$35 million at September 30, 2014. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2014. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2014, surety bonds, letters of credit, and cash deposits totaled $91.8 million, including $45.6 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. The Dodd-Frank Act also provided the Federal Trade Commission (the “FTC”) with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers.
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

12.	SEGMENT INFORMATION
At September 30, 2014 and 2013, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reportable segment revenue and segment income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Domestic	$1,660.7	$1,491.2	$4,738.6	$4,384.5
Import	1,787.8	1,695.5	5,055.0	4,828.5
Premium Luxury	1,422.9	1,247.4	4,161.2	3,662.7
Total	4,871.4	4,434.1	13,954.8	12,875.7
Corporate and other	37.6	36.7	106.2	118.0
Total consolidated revenue	$4,909.0	$4,470.8	$14,061.0	$12,993.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment income(1):
Domestic	$76.7	$64.2	$211.0	$188.9
Import	77.1	72.7	220.0	216.6
Premium Luxury	84.0	74.2	253.1	218.7
Total	237.8	211.1	684.1	624.2
Corporate and other	(43.5)	(36.6)	(129.4)	(125.9)
Other interest expense	(21.7)	(22.3)	(64.6)	(66.6)
Interest income	0.1	0.1	0.2	0.2
Other income (loss), net	1.1	(0.7)	3.5	2.2
Income from continuing operations before income taxes	$173.8	$151.6	$493.8	$434.1

(1)	Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
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
We had receivables from manufacturers or distributors of $151.9 million at September 30, 2014, and $172.9 million at December 31, 2013. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2014, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	September 30, 2014	December 31, 2013
Carrying value	$1,023.0	$1,039.9
Fair value	$1,130.2	$1,135.2

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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2014 and 2013, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during the three and nine months ended September 30, 2014 and 2013.
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
Long-lived Assets Held and Used in Continuing Operations
During the three and nine months ended September 30, 2014 and 2013, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
Long-lived Assets Held for Sale in Continuing Operations
During the nine months ended September 30, 2014, long-lived assets held for sale in continuing operations with a carrying value of $0.6 million were written down to their fair value of $0.3 million, resulting in a non-cash impairment charge of $0.3 million. The non-cash impairment charge was included in Other Expenses (Income), Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and was reported in the “Corporate and other” category of our segment information. We recorded no impairment charges during the three months ended September 30, 2014.
During the three and nine months ended September 30, 2013, no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing operations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-lived Assets Held for Sale in Discontinued Operations
During the nine months ended September 30, 2014, long-lived assets held for sale in discontinued operations with a carrying value of $7.1 million were written down to their fair value of $6.9 million, resulting in a non-cash impairment charge of $0.2 million. The non-cash impairment charge was included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income. We recorded no impairment charges during the three months ended September 30, 2014.
During the three and nine months ended September 30, 2013, no impairment charges were recorded for the carrying value of long-lived assets held for sale in discontinued operations.
As of September 30, 2014, we had long-lived assets held for sale of $65.4 million in continuing operations and $34.3 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

15.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $11.6 million for the nine months ended September 30, 2014, and $9.5 million for the nine months ended September 30, 2013. We also had accrued purchases of property and equipment of $15.7 million at September 30, 2014 and $11.0 million at September 30, 2013. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $99.7 million during the nine months ended September 30, 2014, and $100.4 million during the nine months ended September 30, 2013. We made income tax payments, net of income tax refunds, of $180.4 million during the nine months ended September 30, 2014, and $155.3 million during the nine months ended September 30, 2013.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2014, we owned and operated 273 new vehicle franchises from 229 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the nine months ended September 30, 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
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
At September 30, 2014, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2014, new vehicle sales accounted for approximately 57% of our total revenue, but approximately 21% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue, and approximately 12% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the nine months ended September 30, 2014, contributed approximately 66% of our total gross profit for the same period.

Results of Operations
Third Quarter 2014 compared to Third Quarter 2013
During the three months ended September 30, 2014, we had net income from continuing operations of $106.7 million or $0.90 per share on a diluted basis, as compared to net income from continuing operations of $92.8 million or $0.75 per share on a diluted basis during the same period in 2013.

First Nine Months 2014 compared to First Nine Months 2013
During the nine months ended September 30, 2014, we had net income from continuing operations of $302.9 million or $2.52 per share on a diluted basis, as compared to net income from continuing operations of $266.1 million or $2.16 per share on a diluted basis during the same period in 2013.

Results for the nine months ended September 30, 2014, were favorably impacted by a net gain related to business/property dispositions of $8.1 million ($5.0 million after-tax, or $0.04 per share), primarily related to the divestiture of our customer lead distribution business.
Market Conditions
In the third quarter of 2014, U.S. industry new vehicle unit sales increased 8% as compared to the third quarter of 2013, driven by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.4 years compared to an average age of 9.8 years during the period from 2002 to 2007. Attractive products and continued access to affordable credit were also supportive of a strong selling environment.
We expect continued growth in new vehicle unit sales in 2015, with full-year 2015 U.S. industry new vehicle unit sales above 17 million. However, actual sales may materially differ.
During the three and nine months ended September 30, 2014, the warranty component of our parts and service business benefited from the rise of manufacturer recalls in our Domestic and Import segments. Additionally, after several years of decline, the number of recent-model-year vehicles in operation has begun to grow due to increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business, and we believe that it will continue to benefit those components for the next several years. While the number of older vehicles in operation is expected to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 62,831 units in new vehicle inventory at September 30, 2014, 72,095 units at December 31, 2013, and 60,035 units at September 30, 2013.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $3.1 million at September 30, 2014, and $1.8 million at December 31, 2013.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.0 million at September 30, 2014, and $3.6 million at December 31, 2013.

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
As of September 30, 2014, we had long-lived assets held for sale of $65.4 million in continuing operations and $34.3 million in discontinued operations.
During the three and nine months ended September 30, 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations. We recorded a $0.3 million non-cash impairment charge during the nine months ended September 30, 2014, associated with assets held for sale in continuing operations to reduce the carrying value of these assets to fair value less cost to sell. This charge is recorded as a component of Other Expenses (Income), Net (within Operating Income) in the Unaudited Condensed Consolidated Statements of Income. We recorded no impairment charges during the three months ended September 30, 2014, associated with assets held for sale in continuing operations.
We recorded a $0.2 million non-cash impairment charge during the nine months ended September 30, 2014, associated with assets held for sale in discontinued operations. This charge is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income. We recorded no impairment charges during the three months ended September 30, 2014, associated with assets held for sale in discontinued operations.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,823.6	$2,561.6	$262.0	10.2	$7,989.1	$7,312.9	$676.2	9.2
Retail used vehicle	1,046.2	933.0	113.2	12.1	2,981.1	2,786.2	194.9	7.0
Wholesale	102.3	111.7	(9.4)	(8.4)	299.4	324.7	(25.3)	(7.8)
Used vehicle	1,148.5	1,044.7	103.8	9.9	3,280.5	3,110.9	169.6	5.5
Finance and insurance, net	196.5	174.9	21.6	12.3	554.3	504.4	49.9	9.9
Total variable operations(1)	4,168.6	3,781.2	387.4	10.2	11,823.9	10,928.2	895.7	8.2
Parts and service	717.4	653.8	63.6	9.7	2,093.2	1,946.3	146.9	7.5
Other	23.0	35.8	(12.8)		143.9	119.2	24.7
Total revenue	$4,909.0	$4,470.8	$438.2	9.8	$14,061.0	$12,993.7	$1,067.3	8.2
Gross profit:
New vehicle	$157.1	$155.4	$1.7	1.1	$464.6	$446.3	$18.3	4.1
Retail used vehicle	91.8	80.4	11.4	14.2	273.3	247.1	26.2	10.6
Wholesale	(3.4)	0.1	(3.5)		(1.3)	3.5	(4.8)
Used vehicle	88.4	80.5	7.9	9.8	272.0	250.6	21.4	8.5
Finance and insurance	196.5	174.9	21.6	12.3	554.3	504.4	49.9	9.9
Total variable operations(1)	442.0	410.8	31.2	7.6	1,290.9	1,201.3	89.6	7.5
Parts and service	303.7	277.1	26.6	9.6	891.2	829.6	61.6	7.4
Other	7.2	8.7	(1.5)		23.1	25.8	(2.7)
Total gross profit	752.9	696.6	56.3	8.1	2,205.2	2,056.7	148.5	7.2
Selling, general, and administrative expenses	522.3	485.1	(37.2)	(7.7)	1,547.6	1,452.5	(95.1)	(6.5)
Depreciation and amortization	27.2	24.1	(3.1)		79.0	70.1	(8.9)
Other expenses (income), net	(4.0)	0.2	4.2		(15.7)	(3.4)	12.3
Operating income	207.4	187.2	20.2	10.8	594.3	537.5	56.8	10.6
Non-operating income (expense) items:
Floorplan interest expense	(13.1)	(12.7)	(0.4)		(39.6)	(39.2)	(0.4)
Other interest expense	(21.7)	(22.3)	0.6		(64.6)	(66.6)	2.0
Interest income	0.1	0.1	—		0.2	0.2	—
Other income (loss), net	1.1	(0.7)	1.8		3.5	2.2	1.3
Income from continuing operations before income taxes	$173.8	$151.6	$22.2	14.6	$493.8	$434.1	$59.7	13.8
Retail vehicle unit sales:
New vehicle	83,682	76,943	6,739	8.8	235,459	218,454	17,005	7.8
Used vehicle	56,584	52,659	3,925	7.5	161,376	155,280	6,096	3.9
	140,266	129,602	10,664	8.2	396,835	373,734	23,101	6.2
Revenue per vehicle retailed:
New vehicle	$33,742	$33,292	$450	1.4	$33,930	$33,476	$454	1.4
Used vehicle	$18,489	$17,718	$771	4.4	$18,473	$17,943	$530	3.0
Gross profit per vehicle retailed:
New vehicle	$1,877	$2,020	$(143)	(7.1)	$1,973	$2,043	$(70)	(3.4)
Used vehicle	$1,622	$1,527	$95	6.2	$1,694	$1,591	$103	6.5
Finance and insurance	$1,401	$1,350	$51	3.8	$1,397	$1,350	$47	3.5
Total variable operations(2)	$3,175	$3,169	$6	0.2	$3,256	$3,205	$51	1.6

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014 (%)	2013 (%)	2014 (%)	2013 (%)
Revenue mix percentages:
New vehicle	57.5	57.3	56.8	56.3
Used vehicle	23.4	23.4	23.3	23.9
Parts and service	14.6	14.6	14.9	15.0
Finance and insurance, net	4.0	3.9	3.9	3.9
Other	0.5	0.8	1.1	0.9
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.9	22.3	21.1	21.7
Used vehicle	11.7	11.6	12.3	12.2
Parts and service	40.3	39.8	40.4	40.3
Finance and insurance	26.1	25.1	25.1	24.5
Other	1.0	1.2	1.1	1.3
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	6.1	5.8	6.1
Used vehicle - retail	8.8	8.6	9.2	8.9
Parts and service	42.3	42.4	42.6	42.6
Total	15.3	15.6	15.7	15.8
Selling, general, and administrative expenses	10.6	10.9	11.0	11.2
Operating income	4.2	4.2	4.2	4.1
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.4	69.6	70.2	70.6
Operating income	27.5	26.9	26.9	26.1

			September 30,
			2014	2013
Days supply:
New vehicle (industry standard of selling days) (1)			57 days	58 days
Used vehicle (trailing calendar month days)			32 days	31 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,784.9	$2,556.4	$228.5	8.9	$7,855.7	$7,294.7	$561.0	7.7
Retail used vehicle	1,034.7	931.8	102.9	11.0	2,938.8	2,780.3	158.5	5.7
Wholesale	101.2	111.0	(9.8)	(8.8)	294.5	323.3	(28.8)	(8.9)
Used vehicle	1,135.9	1,042.8	93.1	8.9	3,233.3	3,103.6	129.7	4.2
Finance and insurance, net	194.2	174.7	19.5	11.2	546.6	503.4	43.2	8.6
Total variable operations(1)	4,115.0	3,773.9	341.1	9.0	11,635.6	10,901.7	733.9	6.7
Parts and service	710.3	652.2	58.1	8.9	2,062.7	1,940.3	122.4	6.3
Other	22.8	35.3	(12.5)		136.9	118.0	18.9
Total revenue	$4,848.1	$4,461.4	$386.7	8.7	$13,835.2	$12,960.0	$875.2	6.8
Gross profit:
New vehicle	$154.7	$155.1	$(0.4)	(0.3)	$456.7	$445.2	$11.5	2.6
Retail used vehicle	90.6	80.3	10.3	12.8	268.8	246.4	22.4	9.1
Wholesale	(3.4)	0.1	(3.5)		(1.4)	3.6	(5.0)
Used vehicle	87.2	80.4	6.8	8.5	267.4	250.0	17.4	7.0
Finance and insurance	194.2	174.7	19.5	11.2	546.6	503.4	43.2	8.6
Total variable operations(1)	436.1	410.2	25.9	6.3	1,270.7	1,198.6	72.1	6.0
Parts and service	300.5	276.5	24.0	8.7	877.7	827.1	50.6	6.1
Other	7.1	8.4	(1.3)		23.1	25.7	(2.6)
Total gross profit	$743.7	$695.1	$48.6	7.0	$2,171.5	$2,051.4	$120.1	5.9
Retail vehicle unit sales:
New vehicle	82,447	76,739	5,708	7.4	230,814	217,745	13,069	6.0
Used vehicle	55,943	52,565	3,378	6.4	158,632	154,882	3,750	2.4
	138,390	129,304	9,086	7.0	389,446	372,627	16,819	4.5
Revenue per vehicle retailed:
New vehicle	$33,778	$33,313	$465	1.4	$34,035	$33,501	$534	1.6
Used vehicle	$18,496	$17,727	$769	4.3	$18,526	$17,951	$575	3.2
Gross profit per vehicle retailed:
New vehicle	$1,876	$2,021	$(145)	(7.2)	$1,979	$2,045	$(66)	(3.2)
Used vehicle	$1,620	$1,528	$92	6.0	$1,694	$1,591	$103	6.5
Finance and insurance	$1,403	$1,351	$52	3.8	$1,404	$1,351	$53	3.9
Total variable operations(2)	$3,176	$3,172	$4	0.1	$3,266	$3,207	$59	1.8

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014 (%)	2013 (%)	2014 (%)	2013 (%)
Revenue mix percentages:
New vehicle	57.4	57.3	56.8	56.3
Used vehicle	23.4	23.4	23.4	23.9
Parts and service	14.7	14.6	14.9	15.0
Finance and insurance, net	4.0	3.9	4.0	3.9
Other	0.5	0.8	0.9	0.9
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.8	22.3	21.0	21.7
Used vehicle	11.7	11.6	12.3	12.2
Parts and service	40.4	39.8	40.4	40.3
Finance and insurance	26.1	25.1	25.2	24.5
Other	1.0	1.2	1.1	1.3
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	6.1	5.8	6.1
Used vehicle - retail	8.8	8.6	9.1	8.9
Parts and service	42.3	42.4	42.6	42.6
Total	15.3	15.6	15.7	15.8

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,823.6	$2,561.6	$262.0	10.2	$7,989.1	$7,312.9	$676.2	9.2
Gross profit	$157.1	$155.4	$1.7	1.1	$464.6	$446.3	$18.3	4.1
Retail vehicle unit sales	83,682	76,943	6,739	8.8	235,459	218,454	17,005	7.8
Revenue per vehicle retailed	$33,742	$33,292	$450	1.4	$33,930	$33,476	$454	1.4
Gross profit per vehicle retailed	$1,877	$2,020	$(143)	(7.1)	$1,973	$2,043	$(70)	(3.4)
Gross profit as a percentage of revenue	5.6%	6.1%			5.8%	6.1%
Days supply (industry standard of selling days)	57 days	58 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,784.9	$2,556.4	$228.5	8.9	$7,855.7	$7,294.7	$561.0	7.7
Gross profit	$154.7	$155.1	$(0.4)	(0.3)	$456.7	$445.2	$11.5	2.6
Retail vehicle unit sales	82,447	76,739	5,708	7.4	230,814	217,745	13,069	6.0
Revenue per vehicle retailed	$33,778	$33,313	$465	1.4	$34,035	$33,501	$534	1.6
Gross profit per vehicle retailed	$1,876	$2,021	$(145)	(7.2)	$1,979	$2,045	$(66)	(3.2)
Gross profit as a percentage of revenue	5.6%	6.1%			5.8%	6.1%

Third Quarter 2014 compared to Third Quarter 2013
Same store new vehicle revenue increased during the three months ended September 30, 2014, as compared to the same period in 2013, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended September 30, 2014, benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices. Same store revenue per new vehicle retailed also benefited from an increase in the average selling prices for Domestic and Premium Luxury vehicles, partially offset by a decrease in the average selling price for Import vehicles.
Same store gross profit per new vehicle retailed decreased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to a decrease in the gross profit per vehicle retailed for Import and Premium Luxury vehicles, partially offset by a shift in mix toward Premium Luxury vehicles, which have a relatively higher average gross profit per vehicle retailed.

First Nine Months 2014 compared to First Nine Months 2013
Same store new vehicle revenue increased during the nine months ended September 30, 2014, as compared to the same period in 2013, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the nine months ended September 30, 2014, benefited from an increase in the average selling prices for Domestic and Premium Luxury vehicles, partially offset by a decrease in the average selling price for Import vehicles. Same store revenue per new vehicle retailed also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.

Same store gross profit per new vehicle retailed decreased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to a decrease in gross profit per vehicle retailed for Import vehicles. This decrease was partially offset by a shift in mix toward Premium Luxury vehicles, which have a relatively higher average gross profit per vehicle retailed.
New Vehicle Inventories
Our new vehicle inventories were $2.1 billion or 57 days supply at September 30, 2014, as compared to new vehicle inventories of $2.3 billion or 62 days supply at December 31, 2013 and $2.0 billion or 58 days supply at September 30, 2013. We had 62,831 units in new vehicle inventory at September 30, 2014, 72,095 units at December 31, 2013, and 60,035 units at September 30, 2013.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Floorplan assistance	$27.4	$24.7	$2.7	$78.1	$67.1	$11.0
New vehicle floorplan interest expense	(12.5)	(12.1)	(0.4)	(37.8)	(37.4)	(0.4)
Net new vehicle inventory carrying benefit	$14.9	$12.6	$2.3	$40.3	$29.7	$10.6
Third Quarter 2014 compared to Third Quarter 2013
The net new vehicle inventory carrying benefit increased during the three months ended September 30, 2014, as compared to the same period in 2013 primarily due to an increase in floorplan assistance. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit.
First Nine Months 2014 compared to First Nine Months 2013
The net new vehicle inventory carrying benefit increased during the nine months ended September 30, 2014, as compared to the same period in 2013 primarily due to an increase in floorplan assistance. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit, which was due in part to a change in a manufacturer floorplan assistance program.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,046.2	$933.0	$113.2	12.1	$2,981.1	$2,786.2	$194.9	7.0
Wholesale revenue	102.3	111.7	(9.4)	(8.4)	299.4	324.7	(25.3)	(7.8)
Total revenue	$1,148.5	$1,044.7	$103.8	9.9	$3,280.5	$3,110.9	$169.6	5.5
Retail gross profit	$91.8	$80.4	$11.4	14.2	$273.3	$247.1	$26.2	10.6
Wholesale gross profit	(3.4)	0.1	(3.5)		(1.3)	3.5	(4.8)
Total gross profit	$88.4	$80.5	$7.9	9.8	$272.0	$250.6	$21.4	8.5
Retail vehicle unit sales	56,584	52,659	3,925	7.5	161,376	155,280	6,096	3.9
Revenue per vehicle retailed	$18,489	$17,718	$771	4.4	$18,473	$17,943	$530	3.0
Gross profit per vehicle retailed	$1,622	$1,527	$95	6.2	$1,694	$1,591	$103	6.5
Gross profit as a percentage of revenue	8.8%	8.6%			9.2%	8.9%
Days supply (trailing calendar month days)	32 days	31 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,034.7	$931.8	$102.9	11.0	$2,938.8	$2,780.3	$158.5	5.7
Wholesale revenue	101.2	111.0	(9.8)	(8.8)	294.5	323.3	(28.8)	(8.9)
Total revenue	$1,135.9	$1,042.8	$93.1	8.9	$3,233.3	$3,103.6	$129.7	4.2
Retail gross profit	$90.6	$80.3	$10.3	12.8	$268.8	$246.4	$22.4	9.1
Wholesale gross profit	(3.4)	0.1	(3.5)		(1.4)	3.6	(5.0)
Total gross profit	$87.2	$80.4	$6.8	8.5	$267.4	$250.0	$17.4	7.0
Retail vehicle unit sales	55,943	52,565	3,378	6.4	158,632	154,882	3,750	2.4
Revenue per vehicle retailed	$18,496	$17,727	$769	4.3	$18,526	$17,951	$575	3.2
Gross profit per vehicle retailed	$1,620	$1,528	$92	6.0	$1,694	$1,591	$103	6.5
Gross profit as a percentage of revenue	8.8%	8.6%			9.1%	8.9%
Third Quarter 2014 compared to Third Quarter 2013
Same store retail used vehicle revenue increased during the three months ended September 30, 2014, as compared to the same period in 2013, due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed benefited from an increase in the average selling prices of used vehicles for all three segments, a shift in mix away from Import vehicles, which have relatively lower average selling prices, and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed increased during the three months ended September 30, 2014, as compared to the same period in 2013, due to a shift in mix away from Import vehicles, which have a relatively lower average gross profit per vehicle retailed, and an increase in the gross profit per vehicle retailed for Premium Luxury vehicles.

First Nine Months 2014 compared to First Nine Months 2013
Same store retail used vehicle revenue increased during the nine months ended September 30, 2014, as compared to the same period in 2013, due to an increase in revenue per used vehicle retailed and an increase in same store unit volume. Same store revenue per used vehicle retailed benefited from an increase in the average selling prices of used vehicles for all three segments, a shift in mix away from Import vehicles, which have relatively lower average selling prices, and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.

Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store gross profit per used vehicle retailed increased during the nine months ended September 30, 2014, as compared to the same period in 2013, due to an increase in the gross profit per vehicle retailed for Import and Premium Luxury vehicles and a shift in mix away from Import vehicles, which have a relatively lower average gross profit per vehicle retailed.
Used Vehicle Inventories
Used vehicle inventories were $394.7 million or 32 days supply at September 30, 2014, compared to $346.5 million or 35 days supply at December 31, 2013, and $350.4 million or 31 days supply at September 30, 2013.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$717.4	$653.8	$63.6	9.7	$2,093.2	$1,946.3	$146.9	7.5
Gross Profit	$303.7	$277.1	$26.6	9.6	$891.2	$829.6	$61.6	7.4
Gross profit as a percentage of revenue	42.3%	42.4%			42.6%	42.6%
Same Store:
Revenue	$710.3	$652.2	$58.1	8.9	$2,062.7	$1,940.3	$122.4	6.3
Gross Profit	$300.5	$276.5	$24.0	8.7	$877.7	$827.1	$50.6	6.1
Gross profit as a percentage of revenue	42.3%	42.4%			42.6%	42.6%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
Third Quarter 2014 compared to Third Quarter 2013
During the three months ended September 30, 2014, same store parts and service gross profit increased as compared to the same period in 2013, primarily due to increases in gross profit associated with warranty of $10.7 million, customer-pay service of $4.4 million, the preparation of vehicles for sale of $3.9 million, and collision business of $2.2 million.
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
First Nine Months 2014 compared to First Nine Months 2013
During the nine months ended September 30, 2014, same store parts and service gross profit increased as compared to the same period in 2013, primarily due to increases in gross profit associated with warranty of $20.9 million, the preparation of vehicles for sale of $9.6 million, collision business of $7.4 million, and customer-pay service of $7.3 million.
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

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$196.5	$174.9	$21.6	12.3	$554.3	$504.4	$49.9	9.9
Gross profit per vehicle retailed	$1,401	$1,350	$51	3.8	$1,397	$1,350	$47	3.5
Same Store:
Revenue and gross profit	$194.2	$174.7	$19.5	11.2	$546.6	$503.4	$43.2	8.6
Gross profit per vehicle retailed	$1,403	$1,351	$52	3.8	$1,404	$1,351	$53	3.9

Third Quarter 2014 compared to Third Quarter 2013
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2014, as compared to the same period in 2013, due to increases in new and used vehicle unit volume and same store finance and insurance revenue and gross profit per vehicle retailed.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from a shift in mix toward more profitable vehicle service contracts and an increase in product penetration for vehicle service contracts.
First Nine Months 2014 compared to First Nine Months 2013
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2014, as compared to the same period in 2013, due to increases in new and used vehicle unit volume and same store finance and insurance revenue and gross profit per vehicle retailed.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,660.7	$1,491.2	$169.5	11.4	$4,738.6	$4,384.5	$354.1	8.1
Import	1,787.8	1,695.5	92.3	5.4	5,055.0	4,828.5	226.5	4.7
Premium Luxury	1,422.9	1,247.4	175.5	14.1	4,161.2	3,662.7	498.5	13.6
Total	4,871.4	4,434.1	437.3	9.9	13,954.8	12,875.7	1,079.1	8.4
Corporate and other	37.6	36.7	0.9	2.5	106.2	118.0	(11.8)	(10.0)
Total consolidated revenue	$4,909.0	$4,470.8	$438.2	9.8	$14,061.0	$12,993.7	$1,067.3	8.2
Segment income(1):
Domestic	$76.7	$64.2	$12.5	19.5	$211.0	$188.9	$22.1	11.7
Import	77.1	72.7	4.4	6.1	220.0	216.6	3.4	1.6
Premium Luxury	84.0	74.2	9.8	13.2	253.1	218.7	34.4	15.7
Total	237.8	211.1	26.7	12.6	684.1	624.2	59.9	9.6
Corporate and other	(43.5)	(36.6)	(6.9)		(129.4)	(125.9)	(3.5)
Floorplan interest expense	13.1	12.7	(0.4)		39.6	39.2	(0.4)
Operating income	$207.4	$187.2	$20.2	10.8	$594.3	$537.5	$56.8	10.6

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	27,041	25,107	1,934	7.7	77,038	72,842	4,196	5.8
Import	41,765	38,906	2,859	7.3	116,375	108,382	7,993	7.4
Premium Luxury	14,876	12,930	1,946	15.1	42,046	37,230	4,816	12.9
	83,682	76,943	6,739	8.8	235,459	218,454	17,005	7.8

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,660.7	$1,491.2	$169.5	11.4	$4,738.6	$4,384.5	$354.1	8.1
Segment income	$76.7	$64.2	$12.5	19.5	$211.0	$188.9	$22.1	11.7
Retail new vehicle unit sales	27,041	25,107	1,934	7.7	77,038	72,842	4,196	5.8
Third Quarter 2014 compared to Third Quarter 2013
Domestic revenue increased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Domestic segment income increased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Increases in Domestic segment income were partially offset by an increase in variable expenses.
First Nine Months 2014 compared to First Nine Months 2013
Domestic revenue increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Domestic segment income increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,787.8	$1,695.5	$92.3	5.4	$5,055.0	$4,828.5	$226.5	4.7
Segment income	$77.1	$72.7	$4.4	6.1	$220.0	$216.6	$3.4	1.6
Retail new vehicle unit sales	41,765	38,906	2,859	7.3	116,375	108,382	7,993	7.4
Third Quarter 2014 compared to Third Quarter 2013
Import revenue increased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2013.
Import segment income increased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from higher new vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Import segment income also benefited from an increase in parts and service gross profit and the recent acquisitions noted in the paragraph above. These increases were partially offset by an increase in variable expenses and a decrease in new vehicle gross profit due to a decrease in new vehicle gross profit per vehicle retailed.
First Nine Months 2014 compared to First Nine Months 2013
Import revenue increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the second and fourth quarters of 2013.
Import segment income increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new vehicle unit volume. Import segment income also benefited from an increase in parts and service gross profit and the recent acquisitions noted in the paragraph above. These increases were partially offset by an increase in variable expenses and a decrease in new vehicle gross profit due to a decrease in new vehicle gross profit per vehicle retailed.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,422.9	$1,247.4	$175.5	14.1	$4,161.2	$3,662.7	$498.5	13.6
Segment income	$84.0	$74.2	$9.8	13.2	$253.1	$218.7	$34.4	15.7
Retail new vehicle unit sales	14,876	12,930	1,946	15.1	42,046	37,230	4,816	12.9
Third Quarter 2014 compared to Third Quarter 2013
Premium Luxury revenue increased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Premium Luxury segment income increased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from an increase in retail used vehicle gross profit, which benefited from higher used vehicle unit volume and an increase in gross profit per used vehicle retailed. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.
First Nine Months 2014 compared to First Nine Months 2013
Premium Luxury revenue increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Premium Luxury segment income increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from an increase in new vehicle gross profit, which benefited from higher new vehicle unit volume. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$342.3	$313.2	$(29.1)	(9.3)	$1,010.6	$935.8	$(74.8)	(8.0)
Advertising	40.8	41.9	1.1	2.6	125.7	129.7	4.0	3.1
Store and corporate overhead	139.2	130.0	(9.2)	(7.1)	411.3	387.0	(24.3)	(6.3)
Total	$522.3	$485.1	$(37.2)	(7.7)	$1,547.6	$1,452.5	$(95.1)	(6.5)

SG&A as a % of total gross profit:
Compensation	45.5	45.0	(50)	bps	45.8	45.5	(30)	bps
Advertising	5.4	6.0	60	bps	5.7	6.3	60	bps
Store and corporate overhead	18.5	18.6	10	bps	18.7	18.8	10	bps
Total	69.4	69.6	20	bps	70.2	70.6	40	bps
Third Quarter 2014 compared to Third Quarter 2013
SG&A expenses increased during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to a performance-driven increase in compensation expense and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 69.4% during the three months ended September 30, 2014, from 69.6% in the same period in 2013.
First Nine Months 2014 compared to First Nine Months 2013
SG&A expenses increased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to a performance-driven increase in compensation expense and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 70.2% during the nine months ended September 30, 2014, from 70.6% in the same period in 2013.
Re-branding Initiative
During the nine months ended September 30, 2013, we recorded non-recurring SG&A expenses of approximately $18 million, primarily comprised of advertising expenses, related to the re-branding of our Domestic and Import stores under the AutoNation retail brand.
Other Expenses (Income), Net (included in Operating Income)
During the third quarter of 2014, we recognized a gain related to the divestiture of an Import store of $4.0 million ($2.5 million after-tax). During the second quarter of 2014, we recognized a gain related to a legal settlement of $4.0 million ($2.5 million after-tax). During the first quarter of 2014, we recognized a net gain related to business/property dispositions of $8.0 million ($5.0 million after-tax), primarily related to the divestiture of our customer lead distribution business.
Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest expense for the three and nine months ended September 30, 2014, was relatively flat compared to the same periods in 2013.

Other Interest Expense
Other interest expense was incurred primarily on borrowings under our outstanding senior unsecured notes, mortgage facility, revolving credit facility, and term loan facility. Other interest expense for the three and nine months ended September 30, 2014, was relatively flat compared to the same periods in 2013.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Third Quarter 2014 compared to Third Quarter 2013
Our effective income tax rate was 38.6% for the three months ended September 30, 2014, and 38.8% for the three months ended September 30, 2013.
First Nine Months 2014 compared to First Nine Months 2013
Our effective income tax rate was 38.7% for the nine months ended September 30, 2014, and 38.7% for the nine months ended September 30, 2013.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2014	December 31, 2013
Cash and Cash Equivalents	$67.5	$69.2
Revolving Credit Facility (1)	$744.4	$854.4
Secured Used Vehicle Floorplan Facilities (2)	$50.2	$50.0

(1)
Based on aggregate borrowings outstanding of $410.0 million and outstanding letters of credit of $45.6 million at September 30, 2014, and aggregate borrowings outstanding of $300.0 million and outstanding letters of credit of $45.6 million at December 31, 2013. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2014, surety bonds, letters of credit, and cash deposits totaled $91.8 million, including $45.6 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2014	2013	2014	2013
Shares repurchased	4.4	—	8.0	0.1
Aggregate purchase price	$235.9	$—	$415.7	$4.9
Average purchase price per share	$53.15	$—	$51.98	$40.81

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

From October 1, 2014 through October 27, 2014, we repurchased an additional 1.4 million shares for an aggregate purchase price of $68.5 million (average purchase price per share of $49.29). In October 2014, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of October 27, 2014, $281.5 million remained available for share repurchases under the program.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Purchases of property and equipment, including operating lease buy-outs (1)	$52.0	$85.3	$139.8	$139.9

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $190 million in 2014, primarily related to our store facilities.

Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Cash received from (used in) business acquisitions, net	$(13.3)	$(0.4)	$(13.3)	$(72.9)
Cash received from (used in) business divestitures, net	$11.7	$—	$21.5	$10.1
We purchased one store and related assets during the nine months ended September 30, 2014, compared to three during the nine months ended September 30, 2013. On October 22, 2014, we purchased four stores and related assets in the Seattle-Bellevue, Washington market.
During the third quarter of 2014, we divested an Import store and recorded a gain of $4.0 million ($2.5 million after-tax). During the first quarter of 2014, we divested our customer lead distribution business and recorded a gain of $8.4 million ($5.2 million after-tax). This business is reported in the “Corporate and other” category of our segment information.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of September 30, 2014, and December 31, 2013.

(In millions)	September 30, 2014	December 31, 2013
6.75% Senior Notes due 2018	$396.9	$396.3
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	410.0	300.0
Mortgage facility (1)	187.8	194.7
Capital leases and other debt	88.3	98.9
	1,933.0	1,839.9
Less: current maturities	(17.5)	(30.1)
Long-term debt, net of current maturities	$1,915.5	$1,809.8

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At September 30, 2014, we had outstanding $396.9 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2014, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.

Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016. As of September 30, 2014, we had borrowings outstanding of $410.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at September 30, 2014, leaving an additional borrowing capacity under the revolving credit facility of $744.4 million at September 30, 2014.
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
We monitor credit market conditions on an ongoing basis, and we are currently evaluating opportunities to refinance our credit facilities and/or issue additional debt securities.
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.9 billion at September 30, 2014, and $2.1 billion at December 31, 2013. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $862.1 million at September 30, 2014, and $898.9 million at December 31, 2013, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At September 30, 2014, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $189.1 million had been borrowed under those facilities, and the remaining borrowing capacity of $85.9 million was limited to $50.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At September 30, 2014, we had $187.8 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At September 30, 2014, we had capital lease and other debt obligations of $88.3 million, which are due at various dates through 2034.

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
As of September 30, 2014, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2014, our leverage ratio and capitalization ratio were as follows:

	September 30, 2014
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.19x
Capitalization ratio	≤ 65.0%	57.1%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Net cash provided by operating activities	$452.9	$468.3
Net cash used in investing activities	$(149.2)	$(211.8)
Net cash used in financing activities	$(305.4)	$(257.9)
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
Net cash provided by operating activities decreased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to a decrease in cash used in business acquisitions, net of cash acquired, a decrease in property operating lease buy-outs, and an increase in cash received from business divestitures, net of cash relinquished, partially offset by an increase in property and equipment purchases.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we project that 2014 capital expenditures, including accrued construction in progress, will be approximately $190 million.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and stock option exercises.
During the nine months ended September 30, 2014, we repurchased 8.0 million shares of common stock for an aggregate purchase price of $415.7 million (average purchase price per share of $51.98). In addition, during the nine months ended September 30, 2014, 46,265 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the nine months ended September 30, 2013, we repurchased 0.1 million shares of common stock for an aggregate purchase price of $4.9 million (average purchase price per share of $40.81). In addition, during the nine months ended September 30, 2013, 42,822 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the nine months ended September 30, 2014, we borrowed $960.0 million and repaid $850.0 million under our revolving credit facility, for net borrowings of $110.0 million. During the nine months ended September 30, 2013, we borrowed $620.0 million and repaid $840.0 million under our revolving credit facility, for net repayments of $220.0 million.
We made payments of capital lease and other debt obligations of $22.3 million during the nine months ended September 30, 2014, and $23.3 million during the nine months ended September 30, 2013.
We had proceeds from the exercise of stock options of $29.6 million during the nine months ended September 30, 2014, and $20.5 million during the nine months ended September 30, 2013.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net payments of $53.0 million for the nine months ended September 30, 2014 and net payments of $12.2 million for the nine months ended September 30, 2013.

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
We had $2.8 billion of variable rate vehicle floorplan payable at September 30, 2014, and $3.0 billion at December 31, 2013. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $27.7 million at September 30, 2014, and $30.3 million at December 31, 2013, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $0.9 billion of other variable rate debt outstanding at September 30, 2014 and $0.8 billion at December 31, 2013. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $9.1 million at September 30, 2014, and $8.0 million at December 31, 2013.
Our fixed rate debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of September 30, 2014, and as of December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2014 - July 31, 2014	1,527,134	$56.31	1,526,404	$250.0
August 1, 2014 - August 31, 2014	766,419	$53.79	765,573	$208.8
September 1, 2014 - September 30, 2014	2,147,131	$50.67	2,146,919	$100.0
Total	4,440,684		4,438,896

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of September 30, 2014, $100.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the third quarter of 2014, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 1,788 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock. In October 2014, our Board authorized the repurchase of an additional $250 million in shares of our common stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amended Employment Agreement, dated October 23, 2014, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	October 28, 2014	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)