Form 10-K
period 2014-12-31
AUTONATION, INC.
filed 2015-02-11
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.4 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2014).
As of February 9, 2015, the registrant had 113,578,092 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2014, we owned and operated 276 new vehicle franchises from 232 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe are some of the most recognizable and well-known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle sales, used vehicle sales, parts and service, and finance and insurance in 2014.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries. The term “digital channels” refers to our websites and mobile applications, including mobile phone and tablet applications.
Reportable Segments
As of December 31, 2014, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Alfa Romeo	Maserati
Cadillac	GMC	Fiat	Scion	Audi	Mercedes-Benz
Chevrolet	Jeep	Honda	Subaru	Bentley	Mini
Chrysler	Lincoln	Hyundai	Toyota	BMW	Porsche
Dodge	Ram	Infiniti	Volkswagen	Land Rover	smart
		Mazda	Volvo	Lexus
Mitsubishi

The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2014, Domestic revenue represented 33% of total revenue, Import revenue represented 35% of total revenue, and Premium Luxury revenue represented 31% of total revenue. For additional financial information regarding our three reportable segments, please refer to Note 20 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.
Business Strategy
We seek to create long-term value for our stockholders by being the best-run, most profitable automotive retailer in the United States. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets. To achieve and sustain operational excellence, we are pursuing the following strategies:

•	Create an industry-leading automotive retail customer experience in our stores and through our digital channels.
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
We have invested and will continue to invest significantly in the AutoNation retail brand with the goals of enhancing our strong customer satisfaction and expanding our market share. Our Domestic and Import stores have been renamed to include the AutoNation retail brand, which enables us to leverage our advertising efforts and digital channels to market our stores, new and used vehicle inventory, and parts and service business.
We are also investing significantly to build a seamless, end-to-end customer experience in our stores and through our digital channels, as well as to improve our ability to generate business through those channels. As part of our strategic initiatives, we are beginning to implement “AutoNation Express,” which is designed to enable our customers to complete certain automotive retail- and service-related transactions through our digital channels. We expect to continue to enhance our capabilities so that we may offer an integrated in-store and digital customer experience and also increase traffic to our digital channels. Our plans for our digital channels include features such as selecting and reserving a vehicle with a guaranteed price, scheduling a test drive, receiving a purchase offer on a vehicle, applying for financing options, arranging service appointments, and receiving updates on and paying for maintenance and repair services.

•	Leverage our significant scale and cost structure to improve our operating efficiency.
As the largest automotive retailer in the United States, we are uniquely positioned to leverage our significant scale so that we are able to achieve competitive operating margins by centralizing and streamlining various business processes. We manage our new and used vehicle inventories so that our stores’ supply and mix of vehicles is in line with seasonal sales trends and also minimizes our carrying costs. Additionally, we are able to improve financial controls and lower servicing costs by maintaining key store-level accounting and administrative activities in our Shared Services Center located in Irving, Texas. Finally, we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.

•	Continue to build vehicle brand density in our core markets where we operate.
We have retail operations in 15 states with a focus on major metropolitan areas, and we seek to offer all of our core vehicle brands within all of our key markets. We will continue to actively pursue acquisitions and new store opportunities that meet our return on investment threshold, with a focus on enhancing brand representation within our existing geographic footprint as well as markets that can be supported by our existing management infrastructure.

Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2014, approximately 39% of our segment income was generated by Premium Luxury franchises, approximately 31% by Import franchises, and approximately 30% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on maximizing stockholder returns. The first priority of our capital allocation strategy is to maintain a strong balance sheet. Second, we invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives. Third, we deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. From January 1, 2012 through December 31, 2014, we repurchased over 27 million shares of common stock for an aggregate purchase price of $1.1 billion. Also during this timeframe, we purchased 19 franchises and were awarded 12 new franchises from manufacturers (9 of which have commenced operations, and 3 of which we expect will commence operations in 2015 or 2016). Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, please refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10‑K.
Operations
Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. We generally acquire used vehicles from customers, primarily through trade-ins, as well as through auctions, lease terminations, and other sources, and we generally recondition used vehicles acquired for retail sale in our parts and service departments. Used vehicles that we do not sell at our stores generally are sold at wholesale prices through auctions. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including manufacturer recall repairs and other warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also provide reconditioning repair work for used vehicles acquired by our used vehicle departments and minor preparatory work for new vehicles acquired by our new vehicle departments. In addition to our retail business, we also have a wholesale parts operation, which sells automotive parts to both collision repair shops and independent vehicle repair providers.
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

As of December 31, 2014, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	57	66	26
Texas	40	49	22
California	39	44	18
Colorado	17	24	7
Arizona	15	17	6
Georgia	10	11	4
Nevada	10	11	4
Washington	16	22	3
Illinois	7	7	3
Tennessee	7	8	2
Ohio	4	4	1
Minnesota	1	1	1
Virginia	2	2	1
Alabama	3	5	1
Maryland	4	5	1
Total	232	276	100

(1)	Revenue by state includes non-store activities, such as collision centers and an auction operation.
The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2014:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,769.6	52,245	16.4	39
Chevrolet, Buick, Cadillac, GMC	1,123.9	31,201	9.8	44
Chrysler, Jeep, Dodge	671.8	19,197	6.1	29
Domestic Total	3,565.3	102,643	32.3	112
Import:
Honda	910.0	37,087	11.7	22
Toyota	1,644.6	61,318	19.3	20
Nissan	845.0	33,516	10.5	21
Other imports	640.4	22,145	6.9	39
Import Total	4,040.0	154,066	48.4	102
Premium Luxury:
Mercedes-Benz	1,466.2	24,993	7.9	25
BMW	853.8	16,123	5.1	11
Lexus	382.1	8,839	2.8	3
Audi	255.2	5,000	1.6	8
Other premium luxury	409.6	6,344	1.9	15
Premium Luxury Total	3,366.9	61,299	19.3	62
	$10,972.2	318,008	100.0	276

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
Regulations
We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, finance and insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination, and other employment practices laws. Furthermore, new laws and regulations, particularly at the federal level, may be enacted that could also affect our business. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.
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
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online and mobile offerings. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to CNW Marketing Research, Inc., the total number of U.S. franchised automotive dealerships was approximately 15,400 and 15,900 at the end of each of 2014 and 2013, and the total number of U.S. independent used vehicle dealers was approximately 35,300 and 37,000 at the end of 2014 and 2013, respectively. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as those that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.
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
The automotive retail business is also subject to substantial risk of property loss due to the significant concentration of property values at store locations. In our case in particular, our operations are concentrated in states and regions in which natural disasters and severe weather events (such as hail storms, hurricanes, earthquakes, fires, tornadoes, snow storms, and landslides) may subject us to substantial risk of property loss and operational disruption. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, workers’ compensation, and employee medical benefits.

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
Employees
As of December 31, 2014, we employed approximately 24,000 full-time and part-time employees, approximately 200 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
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

Executive Officers of AutoNation
The following sets forth certain information regarding our executive officers as of February 9, 2015. Beneficial ownership includes shares that may be acquired through the exercise of outstanding stock options within 60 days of February 9, 2015, as well as shares of restricted stock.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned
Mike Jackson	66	Chairman of the Board, Chief Executive Officer and President	15	44	1,091,076
Jonathan P. Ferrando	49	Executive Vice President - General Counsel, Corporate Development and Human Resources	18	18	469,848
William R. Berman	48	Executive Vice President and Chief Operating Officer	15	27	30,539
Cheryl Scully	42	Executive Vice President and Chief Financial Officer	7	16	19,726
Alan J. McLaren	48	Senior Vice President, Customer Care	3	30	15,385
Mike Jackson has served as our Chief Executive Officer and Director since September 1999, as our Chairman of the Board since January 2003, and as our President since February 2015. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. In January 2014, Mr. Jackson was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta, after previously serving on the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch.
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
William R. Berman has served as our Executive Vice President and Chief Operating Officer since February 2015. Since 1999, Mr. Berman has served in various leadership roles within the Company, including as Senior Vice President, Sales from October 2014 until February 2015, and as President of the Company’s Western Region, with responsibility for stores located in California, Washington, Nevada, and Arizona, from October 2008 through September 2014.
Cheryl Scully has served as our Executive Vice President and Chief Financial Officer since March 2014. Prior thereto, Ms. Scully was appointed Interim Chief Financial Officer in January 2014, and she served as Treasurer, Vice President Investor Relations, a role she assumed in April 2010. From May 2009 to March 2010, Ms. Scully served as the Company’s Vice President, Treasurer. From November 2006 until April 2009, she served as Vice President, Treasurer of JM Family Enterprises, Inc., a diversified automotive company.

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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our strategic initiatives and expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.
We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences and the success of third-party online and mobile sales platforms, the level of personal discretionary spending, unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sport utility vehicles that historically have provided us with higher gross margins, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition.

Approximately 16.5 million, 15.6 million, and 14.5 million new vehicles were sold in the United States in 2014, 2013, and 2012, respectively. While we expect that the annual rate of U.S. new vehicle unit sales will improve in 2015 as compared to 2014, there can be no assurance that it will. If new vehicle production exceeds the new vehicle industry selling rate, our new vehicle margins could be adversely impacted by excess supply and any resulting changes in consumer incentive, marketing, and other programs of vehicle manufacturers. See the risk factor “Our new vehicle sales are impacted by the consumer incentive, marketing, and other programs of vehicle manufacturers” below. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed.
We believe that we have built an excellent reputation as an automotive retailer in the United States. During the first half of 2013, we transitioned our Domestic and Import stores to a unified AutoNation retail brand. We believe that our continued success will depend on our ability to maintain and enhance the value of our retail brands across all of our sales channels, including in the communities in which we operate, and to attract consumers to our own digital channels. Consumers are increasingly shopping for new and used vehicles, automotive repair and maintenance services, and other automotive products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete, that are designed to generate consumer sales leads that are sold to automotive dealers. If we fail to preserve the value of our retail brands, to maintain our reputation, or to attract consumers to our own digital channels, our business could be adversely impacted. An isolated business incident at a single store could materially adversely affect our other stores, retail brands, reputation, and sales channels, particularly if such incident results in adverse publicity, governmental investigations, or litigation. In addition, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about AutoNation or any of our stores could materially damage our retail brands, reputation, and sales channels.
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand, attracting consumers to our own digital channels, and reducing our use of third-party online and mobile sales platforms. There can be no assurance that our marketing strategies will be successful or that the amount we invest in marketing activities will result in improved financial results. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen. We are

subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, natural disasters, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, vehicle recall campaigns, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations (including fuel economy requirements), import product restrictions, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer.
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
New laws, regulations, or governmental policies regarding fuel economy and greenhouse gas emission standards, or changes to existing standards, may affect vehicle manufacturers’ ability to produce cost-effective vehicles or vehicles that consumers demand, which could adversely impact our business, results of operations, financial condition, cash flow, and prospects.
Vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas, or GHG, emission standards, which continue to change and become more stringent over time. In May 2010, the Environmental Protection Agency and the National Highway Transportation Safety Administration issued a joint final rule implementing harmonized federal standards for fuel economy and GHG emissions standards, which will substantially increase fuel economy requirements. These and other laws and regulations could materially adversely affect, particularly during periods when fuel prices are low, the ability of manufacturers to produce, and our ability to sell, vehicles in demand by consumers at affordable prices, which could materially adversely impact our business, results of operations, financial condition, cash flow, and prospects.
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
Our stores are concentrated in states and regions in the United States, including primarily Florida, Texas, and California, in which actual or threatened natural disasters and severe weather events (such as hail storms, hurricanes, earthquakes, fires, tornadoes, snow storms, and landslides) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition, and cash flows. In addition to business interruption, the automotive retail business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have, subject to certain deductibles, limitations, and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
In addition, natural disasters may adversely impact new vehicle production and the global automotive supply chain, which in turn could materially adversely impact our business, results of operations, financial conditions, and cash flows. In 2011, the earthquake and tsunami that struck Japan and the flooding in Thailand caused significant production and supply chain disruptions that resulted in significantly reduced new vehicle production and lower new vehicle shipments by Japanese manufacturers. These disruptions also impacted non-Japanese manufacturers that rely on components produced in Japan and/or Thailand.
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
Our framework, franchise, and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management, or any unapproved transfer of franchise rights or impairment of financial standing or failure to meet capital requirements), subject to applicable state franchise laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. Additionally, our framework agreements contain restrictions regarding a change in control, which may be outside of our control. See “Agreements with Vehicle Manufacturers” in Part I, Item 1 of this Form 10-K. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction performance, facility, and other requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows, and prospects. Furthermore, we rely on the protection of state franchise laws in the states in which we operate and if those laws are repealed or weakened, our framework, franchise, and related agreements may become more susceptible to termination, non-renewal, or renegotiation.
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
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, wage and hour and other employment-related lawsuits, and actions brought by governmental authorities. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We are currently defending several purported class action lawsuits in California arising out of alleged violations of state wage and hour laws relating to compensation of automotive technicians. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, cash flows, or prospects. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.
The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance, advertising, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, health and safety, and employment practices. With respect to motor vehicle sales, retail installment sales, leasing, finance and insurance, and advertising, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. See the risk factor “We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects” above. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations or the unfavorable resolution of one or more lawsuits or governmental investigations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
The Dodd-Frank Act, which was signed into law on July 21, 2010, established the CFPB, a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB recently issued a proposed rule, pursuant to its authority under the Dodd-Frank Act, to enable it to possess supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-

Frank Act also provided the FTC with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers.
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
Our business is dependent upon the efficient operation of our information systems. We rely on our information systems to manage, among other things, our sales, inventory, and service efforts, including through our digital channels, and customer information, as well as to prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could experience security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known retailers have disclosed high-profile security breaches, involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such retailers had been affected notwithstanding the preventative measures such retailers had in place. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.
Our debt agreements contain certain financial ratios and other restrictions on our ability to conduct our business, and our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.
The credit agreement governing our revolving credit facility, our mortgage facility, and the indentures relating to our 6.75% Senior Notes due 2018 and 5.5% Senior Notes due 2020 contain covenants that limit the discretion of our management with respect to various business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of assets and to merge or consolidate with other entities. A failure by us to comply with the obligations contained in any of our debt agreements could result in an event of default, which could permit acceleration of the related debt as well as acceleration of debt under other debt agreements that contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. Additionally, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by those manufacturers in specified circumstances in the event of our default under our debt agreements.
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
As of December 31, 2014, we had $2.1 billion of total non-vehicle debt (including amounts outstanding under our mortgage facility and capital leases) and $3.1 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:

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
Based on filings made with the SEC through February 9, 2015, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 20% of the outstanding shares of our common stock. As a result, ESL may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 9, 2015, William H. Gates III beneficially owns approximately 16% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which he is a co-trustee. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, serves as our lead independent director. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Based on filings made with the SEC through February 9, 2015, since January 1, 2014, ESL has disposed of approximately 7.8 million shares of our common stock. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 9, 2015, ESL, Cascade, the Trust, our executive officers, and our directors beneficially own approximately 37% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2020. As of February 2015, we also own or lease numerous facilities relating to our operations under each of our reportable segments. These facilities are located in the following 15 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.   LEGAL PROCEEDINGS
We are involved and will continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, and actions brought by governmental authorities. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We are currently defending several purported class action lawsuits in California arising out of alleged violations of state wage and hour laws relating to compensation of automotive technicians. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.

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

	High	Low
2014
Fourth Quarter	$61.42	$46.16
Third Quarter	$61.29	$48.90
Second Quarter	$59.71	$51.79
First Quarter	$54.14	$46.38
2013
Fourth Quarter	$53.01	$46.62
Third Quarter	$54.49	$43.56
Second Quarter	$47.91	$40.30
First Quarter	$48.92	$38.93

As of February 9, 2015, there were 1,848 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2014 – October 31, 2014	1,405,594	$49.35	1,405,594	$280.6
November 1, 2014 – November 30, 2014	—	$—	—	$280.6
December 1, 2014 – December 31, 2014	487	$60.88	—	$280.6
Total for three months ended December 31, 2014	1,406,081		1,405,594
Total for twelve months ended December 31, 2014	9,449,083		9,402,331

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2014, $280.6 million remained available under our stock repurchase authorization limit. Our stock repurchase program does not have an expiration date. In 2014, all of our shares were repurchased under our stock repurchase program, except for 46,752 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (11,203 shares in the first quarter of 2014, 33,274 shares in the second quarter of 2014, 1,788 shares in the third quarter of 2014, and 487 shares in the fourth quarter of 2014).

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2009 through December 31, 2014 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2009 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.
Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index, and the Public Auto Retail Peer Group

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
AutoNation Inc.	100.00	147.26	192.53	207.31	259.48	315.46
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Public Auto Retail Peer Group	100.00	132.08	137.64	182.96	248.60	324.08

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2014	2013	2012	2011	2010
Consolidated Statements of Income Data:
Revenue	$19,108.8	$17,517.6	$15,667.5	$13,832.3	$12,461.0
Operating income less floorplan interest expense (1)	$767.5	$686.9	$599.8	$529.3	$454.5
Income from continuing operations before income taxes	$682.3	$604.4	$516.8	$461.3	$381.7
Net income	$418.7	$374.9	$316.4	$281.4	$226.6
Basic earnings (loss) per share:
Continuing operations	$3.58	$3.10	$2.56	$1.96	$1.50
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Net income (loss)	$3.57	$3.09	$2.56	$1.94	$1.44
Weighted average common shares outstanding	117.3	121.3	123.8	144.8	156.9
Diluted earnings (loss) per share:
Continuing operations	$3.53	$3.05	$2.52	$1.93	$1.49
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Net income (loss)	$3.52	$3.04	$2.52	$1.91	$1.43
Weighted average common shares outstanding	118.9	123.3	125.8	147.3	158.6
Common shares outstanding, net of treasury stock	113.3	120.9	120.9	135.8	148.4
Consolidated Balance Sheets Data:
Total assets	$8,399.7	$7,914.1	$7,203.0	$6,198.8	$5,974.2
Long-term debt, net of current maturities	$2,103.4	$1,809.8	$2,066.3	$1,634.4	$1,340.6
Shareholders’ equity	$2,072.1	$2,061.7	$1,688.5	$1,894.6	$2,078.9
Retail vehicle unit sales (continuing operations):
New vehicle	318,008	292,922	267,784	224,034	206,456
Used vehicle	214,910	204,572	180,955	171,094	160,126
Total	532,918	497,494	448,739	395,128	366,582

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
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2014, we owned and operated 276 new vehicle franchises from 232 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen.
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
As of December 31, 2014, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2014, new vehicle sales accounted for approximately 57% of our total revenue, but approximately 22% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue, and approximately 12% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of total revenue, contributed approximately 65% of our gross profit.

Results of Operations
We had net income from continuing operations of $419.8 million and diluted earnings per share of $3.53 in 2014, as compared to net income from continuing operations of $375.8 million and diluted earnings per share of $3.05 in 2013, and net income from continuing operations of $317.3 million and diluted earnings per share of $2.52 in 2012.
The 2014 results were impacted by a net gain related to business/property dispositions of $8.1 million ($5.0 million after-tax), primarily related to the divestiture of our customer lead distribution business.
The 2013 results were impacted by a net gain related to property dispositions of $7.2 million ($4.5 million after-tax), and a favorable tax adjustment of $3.4 million.
The 2012 results were impacted by a non-cash franchise rights impairment charge of $4.2 million ($2.6 million after-tax).
Market Conditions
Full-year U.S. industry new vehicle unit sales were 16.5 million in 2014, as compared to 15.6 million in 2013 and 14.5 million in 2012. In 2014, new vehicle industry sales were driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.4 years compared to an average age of 9.8 years during the period from 2002 to 2007. Attractive products and continued access to affordable credit were also supportive of a strong selling environment. We expect continued growth in new vehicle unit sales in 2015, with full-year U.S. industry new vehicle unit sales above 17 million. However, actual sales may materially differ.
During 2014, the warranty component of our parts and service business benefited from the rise of manufacturer recalls in our Domestic and Import segment. Additionally, after several years of decline, the number of recent-model-year vehicles in operation has begun to grow due to increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business, and we believe that it will continue to benefit those components for the next several years. While the number of older vehicles in operation is expected to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market in our Consolidated Balance Sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 67,424 units in new vehicle inventory at December 31, 2014, and 72,095 units at December 31, 2013.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. Used vehicles that are not sold on a retail basis are generally liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $3.3 million at December 31, 2014, and $1.8 million at December 31, 2013.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.5 million at December 31, 2014, and $3.6 million at December 31, 2013.

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
As of December 31, 2014, we have $175.1 million of goodwill related to the Domestic reporting unit, $551.6 million related to the Import reporting unit, and $588.0 million related to the Premium Luxury reporting unit.

Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of franchise rights impairment as of April 30, 2014. Based on our qualitative assessment, we determined that we should perform a quantitative test for franchise rights related to one store, and no impairment charges resulted from this quantitative test. For the remainder of our franchise rights, we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts.
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
During 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
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
We had assets held for sale in continuing operations of $64.7 million at December 31, 2014, and $59.8 million at December 31, 2013. We recorded impairment charges of $1.1 million in 2014 associated with assets held for sale in continuing operations.

We had assets held for sale in discontinued operations of $23.2 million at December 31, 2014, and $34.5 million at December 31, 2013. During 2014, there were no significant impairment charges associated with assets held for sale in discontinued operations.
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
We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $84.9 million at December 31, 2014, and $67.6 million at December 31, 2013.
Chargebacks are influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in a change in our estimated liability for chargebacks. The increase in our liability for chargebacks is largely attributable to an increase in sales of vehicle service contracts in recent years, which have higher cancellation rates compared to other products, as well as an overall increase in the cancellation rate of finance and insurance products. Our actual chargeback experience has not been materially different from our recorded estimates. A 10% change in our estimated cancellation rates would have changed our estimated liability for chargebacks at December 31, 2014, by approximately $8.5 million.
See Note 19 of the Notes to Consolidated Financial Statements for further information regarding chargeback liabilities.
Self Insurance Reserves
Under our self insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. Our results could be materially impacted by claims and other expenses related to our self insurance programs if future occurrences and claims differ from these assumptions and historical trends. Self insurance reserves totaled $71.4 million at December 31, 2014, and $66.3 million at December 31, 2013. We believe our actual loss experience has not been materially different from our recorded estimates.
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
Other
Additionally, estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, accruals related to certain legal proceedings, and certain assumptions related to determining stock-based compensation.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2014 vs. 2013			2013 vs. 2012
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$10,972.2	$9,949.6	$1,022.6	10.3	$8,906.2	$1,043.4	11.7
Retail used vehicle	3,988.9	3,697.9	291.0	7.9	3,230.0	467.9	14.5
Wholesale	396.8	429.5	(32.7)	(7.6)	484.3	(54.8)	(11.3)
Used vehicle	4,385.7	4,127.4	258.3	6.3	3,714.3	413.1	11.1
Finance and insurance, net	750.8	674.0	76.8	11.4	571.2	102.8	18.0
Total variable operations(1)	16,108.7	14,751.0	1,357.7	9.2	13,191.7	1,559.3	11.8
Parts and service	2,822.5	2,597.4	225.1	8.7	2,399.2	198.2	8.3
Other	177.6	169.2	8.4		76.6	92.6
Total revenue	$19,108.8	$17,517.6	$1,591.2	9.1	$15,667.5	$1,850.1	11.8
Gross profit:
New vehicle	$650.1	$616.4	$33.7	5.5	$579.5	$36.9	6.4
Retail used vehicle	363.2	325.2	38.0	11.7	293.7	31.5	10.7
Wholesale	(2.6)	4.5	(7.1)		5.5	(1.0)
Used vehicle	360.6	329.7	30.9	9.4	299.2	30.5	10.2
Finance and insurance	750.8	674.0	76.8	11.4	571.2	102.8	18.0
Total variable operations(1)	1,761.5	1,620.1	141.4	8.7	1,449.9	170.2	11.7
Parts and service	1,196.6	1,105.8	90.8	8.2	1,008.0	97.8	9.7
Other	30.6	34.0	(3.4)		28.3	5.7
Total gross profit	2,988.7	2,759.9	228.8	8.3	2,486.2	273.7	11.0
Selling, general, and administrative expenses	2,079.6	1,935.0	(144.6)	(7.5)	1,749.3	(185.7)	(10.6)
Depreciation and amortization	106.9	95.3	(11.6)		87.3	(8.0)
Franchise rights impairment	—	—	—		4.2	4.2
Other expenses (income), net	(18.6)	(10.7)	7.9		0.1	10.8
Operating income	820.8	740.3	80.5	10.9	645.3	95.0	14.7
Non-operating income (expense) items:
Floorplan interest expense	(53.3)	(53.4)	0.1		(45.5)	(7.9)
Other interest expense	(86.7)	(88.3)	1.6		(86.9)	(1.4)
Loss on debt extinguishment	(1.6)	—	(1.6)		—	—
Interest income	0.2	0.2	—		0.3	(0.1)
Other income, net	2.9	5.6	(2.7)		3.6	2.0
Income from continuing operations before income taxes	$682.3	$604.4	$77.9	12.9	$516.8	$87.6	17.0
Retail vehicle unit sales:
New vehicle	318,008	292,922	25,086	8.6	267,784	25,138	9.4
Used vehicle	214,910	204,572	10,338	5.1	180,955	23,617	13.1
	532,918	497,494	35,424	7.1	448,739	48,755	10.9
Revenue per vehicle retailed:
New vehicle	$34,503	$33,967	$536	1.6	$33,259	$708	2.1
Used vehicle	$18,561	$18,076	$485	2.7	$17,850	$226	1.3
Gross profit per vehicle retailed:
New vehicle	$2,044	$2,104	$(60)	(2.9)	$2,164	$(60)	(2.8)
Used vehicle	$1,690	$1,590	$100	6.3	$1,623	$(33)	(2.0)
Finance and insurance	$1,409	$1,355	$54	4.0	$1,273	$82	6.4
Total variable operations(2)	$3,310	$3,247	$63	1.9	$3,219	$28	0.9

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2014 (%)	2013 (%)	2012 (%)
Revenue mix percentages:
New vehicle	57.4	56.8	56.8
Used vehicle	23.0	23.6	23.7
Parts and service	14.8	14.8	15.3
Finance and insurance, net	3.9	3.8	3.6
Other	0.9	1.0	0.6
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	21.8	22.3	23.3
Used vehicle	12.1	11.9	12.0
Parts and service	40.0	40.1	40.5
Finance and insurance	25.1	24.4	23.0
Other	1.0	1.3	1.2
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.9	6.2	6.5
Used vehicle-retail	9.1	8.8	9.1
Parts and service	42.4	42.6	42.0
Total	15.6	15.8	15.9
Selling, general, and administrative expenses	10.9	11.0	11.2
Operating income	4.3	4.2	4.1
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.6	70.1	70.4
Operating income	27.5	26.8	26.0

	December 31,
	2014	2013
Days supply:
New vehicle (industry standard of selling days)	54 days	62 days
Used vehicle (trailing calendar month days)	38 days	35 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us. For example, the results for a dealership acquired in February 2013 would be included only in our same store comparison of 2014 to 2013, not in our same store comparison of 2013 to 2012. Therefore, the amounts presented in the year 2013 column that is being compared to the 2014 column may differ from the amounts presented in the year 2013 column that is being compared to the year 2012 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$10,748.9	$9,911.8	$837.1	8.4	$9,551.3	$8,896.4	$654.9	7.4
Retail used vehicle	3,917.3	3,684.3	233.0	6.3	3,554.5	3,227.0	327.5	10.1
Wholesale	390.0	427.0	(37.0)	(8.7)	411.3	483.8	(72.5)	(15.0)
Used vehicle	4,307.3	4,111.3	196.0	4.8	3,965.8	3,710.8	255.0	6.9
Finance and insurance, net	738.1	671.8	66.3	9.9	651.6	570.6	81.0	14.2
Total variable operations(1)	15,794.3	14,694.9	1,099.4	7.5	14,168.7	13,177.8	990.9	7.5
Parts and service	2,773.5	2,585.6	187.9	7.3	2,520.6	2,398.4	122.2	5.1
Other	169.1	137.6	31.5		152.4	76.6	75.8
Total revenue	$18,736.9	$17,418.1	$1,318.8	7.6	$16,841.7	$15,652.8	$1,188.9	7.6
Gross profit:
New vehicle	$635.7	$614.3	$21.4	3.5	$591.1	$578.9	$12.2	2.1
Retail used vehicle	356.1	323.3	32.8	10.1	314.9	293.4	21.5	7.3
Wholesale	(2.6)	4.5	(7.1)		4.4	5.5	(1.1)
Used vehicle	353.5	327.8	25.7	7.8	319.3	298.9	20.4	6.8
Finance and insurance	738.1	671.8	66.3	9.9	651.6	570.6	81.0	14.2
Total variable operations(1)	1,727.3	1,613.9	113.4	7.0	1,562.0	1,448.4	113.6	7.8
Parts and service	1,174.3	1,100.7	73.6	6.7	1,072.0	1,007.6	64.4	6.4
Other	29.8	25.8	4.0		33.7	28.4	5.3
Total gross profit	$2,931.4	$2,740.4	$191.0	7.0	$2,667.7	$2,484.4	$183.3	7.4
Retail vehicle unit sales:
New vehicle	311,128	291,421	19,707	6.8	281,664	267,537	14,127	5.3
Used vehicle	210,702	203,498	7,204	3.5	197,233	180,842	16,391	9.1
Total	521,830	494,919	26,911	5.4	478,897	448,379	30,518	6.8
Revenue per vehicle retailed:
New vehicle	$34,548	$34,012	$536	1.6	$33,910	$33,253	$657	2.0
Used vehicle	$18,592	$18,105	$487	2.7	$18,022	$17,844	$178	1.0
Gross profit per vehicle retailed:
New vehicle	$2,043	$2,108	$(65)	(3.1)	$2,099	$2,164	$(65)	(3.0)
Used vehicle	$1,690	$1,589	$101	6.4	$1,597	$1,622	$(25)	(1.5)
Finance and insurance	$1,414	$1,357	$57	4.2	$1,361	$1,273	$88	6.9
Total variable operations(2)	$3,315	$3,252	$63	1.9	$3,252	$3,218	$34	1.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2014 (%)	2013 (%)	2013 (%)	2012 (%)
Revenue mix percentages:
New vehicle	57.4	56.9	56.7	56.8
Used vehicle	23.0	23.6	23.5	23.7
Parts and service	14.8	14.8	15.0	15.3
Finance and insurance, net	3.9	3.9	3.9	3.6
Other	0.9	0.8	0.9	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	21.7	22.4	22.2	23.3
Used vehicle	12.1	12.0	12.0	12.0
Parts and service	40.1	40.2	40.2	40.6
Finance and insurance	25.2	24.5	24.4	23.0
Other	0.9	0.9	1.2	1.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.9	6.2	6.2	6.5
Used vehicle-retail	9.1	8.8	8.9	9.1
Parts and service	42.3	42.6	42.5	42.0
Total	15.6	15.7	15.8	15.9

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2014	2013	2014 vs. 2013		2012	2013 vs. 2012
			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$10,972.2	$9,949.6	$1,022.6	10.3	$8,906.2	$1,043.4	11.7
Gross profit	$650.1	$616.4	$33.7	5.5	$579.5	$36.9	6.4
Retail vehicle unit sales	318,008	292,922	25,086	8.6	267,784	25,138	9.4
Revenue per vehicle retailed	$34,503	$33,967	$536	1.6	$33,259	$708	2.1
Gross profit per vehicle retailed	$2,044	$2,104	$(60)	(2.9)	$2,164	$(60)	(2.8)
Gross profit as a percentage of revenue	5.9%	6.2%			6.5%
Days supply (industry standard of selling days)	54 days	62 days

	Years Ended December 31,
	2014	2013	2014 vs. 2013		2013	2012	2013 vs. 2012
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$10,748.9	$9,911.8	$837.1	8.4	$9,551.3	$8,896.4	$654.9	7.4
Gross profit	$635.7	$614.3	$21.4	3.5	$591.1	$578.9	$12.2	2.1
Retail vehicle unit sales	311,128	291,421	19,707	6.8	281,664	267,537	14,127	5.3
Revenue per vehicle retailed	$34,548	$34,012	$536	1.6	$33,910	$33,253	$657	2.0
Gross profit per vehicle retailed	$2,043	$2,108	$(65)	(3.1)	$2,099	$2,164	$(65)	(3.0)
Gross profit as a percentage of revenue	5.9%	6.2%			6.2%	6.5%
2014 compared to 2013
Same store new vehicle revenue increased during 2014, as compared to 2013, as a result of increases in same store unit volume and revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during 2014 benefited from an increase in the average selling prices for Domestic and Premium Luxury vehicles, partially offset by a decrease in the average selling price for Import vehicles. Same store revenue per new vehicle retailed also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit per new vehicle retailed decreased during 2014, as compared to 2013, primarily due to a decrease in gross profit per vehicle retailed for Import vehicles. This decrease was partially offset by a shift in mix toward Premium Luxury vehicles, which have a relatively higher average gross profit per vehicle retailed.
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
New Vehicle Inventories
Our new vehicle inventories were $2.3 billion or 54 days supply at December 31, 2014, as compared to new vehicle inventories of $2.3 billion or 62 days supply at December 31, 2013. We had 67,424 units in new vehicle inventory at December 31, 2014, and 72,095 units at December 31, 2013.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2014	2013	Variance 2014 vs. 2013	2012	Variance 2013 vs. 2012
Floorplan assistance	$106.2	$92.7	$13.5	$73.5	$19.2
New vehicle floorplan interest expense	(50.6)	(51.2)	0.6	(43.7)	(7.5)
Net new vehicle inventory carrying benefit	$55.6	$41.5	$14.1	$29.8	$11.7
2014 compared to 2013
The net new vehicle inventory carrying benefit increased in 2014, as compared to 2013, due to an increase in floorplan assistance. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit.
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

Used Vehicle

	Years Ended December 31,
			2014 vs. 2013			2013 vs. 2012
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$3,988.9	$3,697.9	$291.0	7.9	$3,230.0	$467.9	14.5
Wholesale revenue	396.8	429.5	(32.7)	(7.6)	484.3	(54.8)	(11.3)
Total revenue	$4,385.7	$4,127.4	$258.3	6.3	$3,714.3	$413.1	11.1
Retail gross profit	$363.2	$325.2	$38.0	11.7	$293.7	$31.5	10.7
Wholesale gross profit	(2.6)	4.5	(7.1)		5.5	(1.0)
Total gross profit	$360.6	$329.7	$30.9	9.4	$299.2	$30.5	10.2
Retail vehicle unit sales	214,910	204,572	10,338	5.1	180,955	23,617	13.1
Revenue per vehicle retailed	$18,561	$18,076	$485	2.7	$17,850	$226	1.3
Gross profit per vehicle retailed	$1,690	$1,590	$100	6.3	$1,623	$(33)	(2.0)
Gross profit as a percentage of retail revenue	9.1%	8.8%			9.1%
Days supply (trailing calendar month days)	38 days	35 days

	Years Ended December 31,
	2014	2013	2014 vs. 2013		2013	2012	2013 vs. 2012
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$3,917.3	$3,684.3	$233.0	6.3	$3,554.5	$3,227.0	$327.5	10.1
Wholesale revenue	390.0	427.0	(37.0)	(8.7)	411.3	483.8	(72.5)	(15.0)
Total revenue	$4,307.3	$4,111.3	$196.0	4.8	$3,965.8	$3,710.8	$255.0	6.9
Retail gross profit	$356.1	$323.3	$32.8	10.1	$314.9	$293.4	$21.5	7.3
Wholesale gross profit	(2.6)	4.5	(7.1)		4.4	5.5	(1.1)
Total gross profit	$353.5	$327.8	$25.7	7.8	$319.3	$298.9	$20.4	6.8
Retail vehicle unit sales	210,702	203,498	7,204	3.5	197,233	180,842	16,391	9.1
Revenue per vehicle retailed	$18,592	$18,105	$487	2.7	$18,022	$17,844	$178	1.0
Gross profit per vehicle retailed	$1,690	$1,589	$101	6.4	$1,597	$1,622	$(25)	(1.5)
Gross profit as a percentage of retail revenue	9.1%	8.8%			8.9%	9.1%

2014 compared to 2013
Same store retail used vehicle revenue increased during 2014, as compared to 2013, due to increases in same store unit volume and revenue per used vehicle retailed. Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed benefited from an increase in the average selling prices of used vehicles for all three segments, a shift in mix away from Import vehicles, which have relatively lower average selling prices, and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.

Same store gross profit per used vehicle retailed increased during 2014, as compared to 2013, due to an increase in the gross profit per vehicle retailed for Import and Premium Luxury vehicles and a shift in mix away from Import vehicles, which have a relatively lower average gross profit per vehicle retailed.
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
Used Vehicle Inventories
Used vehicle inventories were $437.6 million or 38 days supply at December 31, 2014, compared to $346.5 million or 35 days supply at December 31, 2013.

Parts & Service
Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts and collision businesses.

	Years Ended December 31,
			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,822.5	$2,597.4	$225.1	8.7	$2,399.2	$198.2	8.3
Gross profit	$1,196.6	$1,105.8	$90.8	8.2	$1,008.0	$97.8	9.7
Gross profit as a percentage of revenue	42.4%	42.6%			42.0%

	Years Ended December 31,
			2014 vs. 2013				2013 vs. 2012
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,773.5	$2,585.6	$187.9	7.3	$2,520.6	$2,398.4	$122.2	5.1
Gross profit	$1,174.3	$1,100.7	$73.6	6.7	$1,072.0	$1,007.6	$64.4	6.4
Gross profit as a percentage of revenue	42.3%	42.6%			42.5%	42.0%

2014 compared to 2013
Same store parts and service gross profit increased during 2014, as compared to 2013, primarily due to increases in gross profit associated with warranty of $32.5 million, the preparation of vehicles for sale of $12.7 million, customer-pay service of $11.3 million, and collision business of $10.1 million.
Warranty gross profit benefited from the rise of manufacturer recalls in our Domestic and Import segments, an increase in volume, improved margin performance, and an increase in manufacturer-paid vehicle maintenance. Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Customer-pay service gross profit benefited from improved operational execution and increased volume. Gross profit associated with our collision business benefited from increased volume referred by automotive insurance providers as well as increase in the average repair value.
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

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2014 vs. 2013			2013 vs. 2012
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$750.8	$674.0	$76.8	11.4	$571.2	$102.8	18.0
Gross profit per vehicle retailed	$1,409	$1,355	$54	4.0	$1,273	$82	6.4

	Years Ended December 31,
			2014 vs. 2013				2013 vs. 2012
	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$738.1	$671.8	$66.3	9.9	$651.6	$570.6	$81.0	14.2
Gross profit per vehicle retailed	$1,414	$1,357	$57	4.2	$1,361	$1,273	$88	6.9

2014 compared to 2013
Same store finance and insurance revenue and gross profit increased during 2014, as compared to 2013, due to increases in new and used vehicle unit volume and same store finance and insurance revenue and gross profit per vehicle retailed.
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

Segment Results
In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Years Ended December 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$6,359.5	$5,835.3	$524.2	9.0	$5,131.6	$703.7	13.7
Import	6,717.8	6,375.0	342.8	5.4	5,827.5	547.5	9.4
Premium Luxury	5,889.3	5,152.3	737.0	14.3	4,553.3	599.0	13.2
Total	18,966.6	17,362.6	1,604.0	9.2	15,512.4	1,850.2	11.9
Corporate and other	142.2	155.0	(12.8)	(8.3)	155.1	(0.1)	(0.1)
Total consolidated revenue	$19,108.8	$17,517.6	$1,591.2	9.1	$15,667.5	$1,850.1	11.8
Segment income*:
Domestic	$285.0	$246.6	$38.4	15.6	$209.4	$37.2	17.8
Import	291.3	280.1	11.2	4.0	257.9	22.2	8.6
Premium Luxury	366.1	321.4	44.7	13.9	270.4	51.0	18.9
Total segment income	942.4	848.1	94.3	11.1	737.7	110.4	15.0
Corporate and other	(174.9)	(161.2)	(13.7)		(137.9)	(23.3)
Floorplan interest expense	53.3	53.4	0.1		45.5	(7.9)
Operating income	$820.8	$740.3	$80.5	10.9	$645.3	$95.0	14.7
* Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	102,643	96,229	6,414	6.7	85,947	10,282	12.0
Import	154,066	143,325	10,741	7.5	133,912	9,413	7.0
Premium Luxury	61,299	53,368	7,931	14.9	47,925	5,443	11.4
	318,008	292,922	25,086	8.6	267,784	25,138	9.4

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,359.5	$5,835.3	$524.2	9.0	$5,131.6	$703.7	13.7
Segment income	$285.0	$246.6	$38.4	15.6	$209.4	$37.2	17.8
Retail new vehicle unit sales	102,643	96,229	6,414	6.7	85,947	10,282	12.0

2014 compared to 2013
Domestic revenue increased during 2014, as compared to 2013, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Domestic segment income increased during 2014, as compared to 2013, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Increases in Domestic segment income were partially offset by an increase in variable expenses.
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

Import
The Import segment operating results included the following:

	Years Ended December 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,717.8	$6,375.0	$342.8	5.4	$5,827.5	$547.5	9.4
Segment income	$291.3	$280.1	$11.2	4.0	$257.9	$22.2	8.6
Retail new vehicle unit sales	154,066	143,325	10,741	7.5	133,912	9,413	7.0

2014 compared to 2013
Import revenue increased during 2014, as compared to 2013, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the second and fourth quarters of 2013.
Import segment income increased during 2014, as compared to 2013, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new vehicle unit volume. Import segment income also benefited from an increase in parts and service gross profit and the recent acquisitions noted in the paragraph above. These increases were partially offset by an increase in variable expenses and a decrease in new vehicle gross profit due to a decrease in new vehicle gross profit per vehicle retailed.
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

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$5,889.3	$5,152.3	$737.0	14.3	$4,553.3	$599.0	13.2
Segment income	$366.1	$321.4	$44.7	13.9	$270.4	$51.0	18.9
Retail new vehicle unit sales	61,299	53,368	7,931	14.9	47,925	5,443	11.4

2014 compared to 2013
Premium Luxury revenue increased during 2014, as compared to the same period in 2013 primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year, as well as new product offerings from automotive manufacturers. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume. New and used vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2014.
Premium Luxury segment income increased during 2014, as compared to 2013, primarily due to an increase in parts and service gross profit and an increase in new vehicle gross profit, which benefited from higher new vehicle unit volume. Additionally, Premium Luxury segment income benefited from an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from the acquisitions we completed in the fourth quarter of 2014. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.
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

	Years Ended December 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,362.5	$1,252.9	$(109.6)	(8.7)	$1,137.3	$(115.6)	(10.2)
Advertising	164.9	166.4	1.5	0.9	135.7	(30.7)	(22.6)
Store and corporate overhead	552.2	515.7	(36.5)	(7.1)	476.3	(39.4)	(8.3)
Total	$2,079.6	$1,935.0	$(144.6)	(7.5)	$1,749.3	$(185.7)	(10.6)

SG&A as a % of total gross profit:
Compensation	45.6	45.4	(20)	bps	45.7	30	bps
Advertising	5.5	6.0	50	bps	5.5	(50)	bps
Store and corporate overhead	18.5	18.7	20	bps	19.2	50	bps
Total	69.6	70.1	50	bps	70.4	30	bps
2014 compared to 2013
SG&A expenses increased in 2014, as compared to 2013, primarily due to a performance-driven increase in compensation expense, an increase in store and corporate overhead expenses, and an increase in gross advertising expenditures excluding the impact of expenses incurred in 2013 related to our re-branding initiative noted below. As a percentage of total gross profit, SG&A expenses decreased to 69.6% in 2014 from 70.1% in 2013 resulting from our continued effective management of our cost structure and improved gross profit.
2013 compared to 2012
SG&A expenses increased in 2013, as compared to 2012, primarily due to a performance-driven increase in compensation expense and increases in gross advertising expenditures and store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 70.1% in 2013 from 70.4% in 2012 resulting from our continued effective management of our cost structure, improved associate productivity, and improved gross profit, partially offset by an increase in expenses resulting from our re-branding initiative noted below.
Strategic Initiatives
We have invested and will continue to invest significantly in the AutoNation retail brand with the goals of enhancing our strong customer satisfaction and expanding our market share. In 2013, we incurred non-recurring SG&A expenses of approximately $18 million, primarily comprised of advertising expenses, related to the re-branding of our Domestic and Import stores under the AutoNation retail brand. We are also investing significantly to build a seamless, end-to-end customer experience in our stores and through our digital channels, as well as to improve our ability to generate business through those channels. A portion of the expenses associated with these strategic initiatives have been and will be capitalized and amortized over future periods.
Operating Expenses (Income), Net
During 2014, we recognized a gain related to the divestiture of two Import stores of $4.4 million ($2.7 million after-tax), a gain related to a legal settlement of $4.0 million ($2.5 million after-tax), and a net gain related to business/property dispositions of $8.1 million ($5.0 million after-tax), primarily related to the divestiture of our customer lead distribution business. During 2013, we recognized a net gain related to property dispositions of $7.2 million ($4.5 million after-tax).
Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $53.3 million in 2014, $53.4 million in 2013, and $45.5 million in 2012. Floorplan interest expense in 2014 was relatively flat compared to 2013. The increase in floorplan interest expense of $7.9 million in 2013, as compared to 2012, was primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our outstanding senior unsecured notes, credit agreement, and mortgage facility. Other interest expense in 2014 was relatively flat compared to 2013 and 2012.
Loss on Debt Extinguishment
We expensed $1.6 million pre-tax in the fourth quarter of 2014 related to a debt refinancing transaction. This expense included $0.4 million for the write-off of previously deferred debt issuance costs. See “Liquidity and Capital Resources - Debt Refinancing Transaction” below.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 38.5% in 2014. See Note 11 of the Notes to Consolidated Financial Statements for discussion of our unrecognized tax benefits. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2015.
Our effective income tax rate was 37.8% in 2013, which reflected the benefit of certain favorable tax adjustments. During 2013, we completed a restructuring of certain of our subsidiaries, a consequence of which was the release of a valuation allowance of $3.4 million, which was reflected as a benefit in our income tax provision in 2013. Our effective income tax rate was 38.6% in 2012.
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
Debt Refinancing Transaction
On December 3, 2014, we amended and restated our existing unsecured credit agreement (as amended and restated, our “credit agreement”). The credit agreement amendment, among other things, (1) replaced our $500.0 million term loan facility and $1.2 billion revolving credit facility under our prior credit agreement with a $1.8 billion revolving credit facility, (2) provided lower commitment fees and loan margins as set forth in the credit agreement, (3) increased the maximum capitalization ratio from 65.0% to 70.0% and (4) extended the stated termination date to December 3, 2019. See “Long-Term Debt - Credit Agreement” and “Long-Term Debt - Restrictions and Covenants” below for additional information regarding our credit agreement and our financial covenants. The indebtedness outstanding under the prior credit agreement was paid off with proceeds from our amended credit agreement.
Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2014 and 2013:

(In millions)	December 31, 2014	December 31, 2013
Cash and Cash Equivalents	$75.4	$69.2
Revolving Credit Facility(1)	$644.4	$854.4
Secured Used Floorplan Facilities(2)	$50.2	$50.0

(1)
Based on aggregate borrowings outstanding of $1.1 billion and outstanding letters of credit of $45.6 million at December 31, 2014, and aggregate borrowings outstanding of $300.0 million and outstanding letters of credit of $45.6 million at December 31, 2013. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2014, surety bonds, letters of credit, and cash deposits totaled $93.7 million, including the $45.6 million of letters of credit outstanding under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
In February 2014, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants, subscription rights, depositary shares or stock purchase contracts, as well as units that include any of those securities.
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
Share Repurchases
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2014	2013	2012
Shares repurchased	9.4	1.1	16.6
Aggregate purchase price	$485.1	$53.5	$580.6
Average purchase price per share	$51.59	$47.37	$34.89
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
Senior Note Repurchases and Debt Prepayment
We may from time to time repurchase our outstanding senior unsecured notes in open market purchases or privately negotiated transactions. Additionally, we may in the future prepay other debt. The decision to repurchase senior unsecured notes or to prepay other debt is based on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2014	2013	2012
Purchases of property and equipment, including operating lease buy-outs (1)	$197.8	$207.2	$183.6

(1) Includes accrued construction in progress and excludes property acquired under capital leases.
Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $235 million in 2015 primarily related to our store facilities.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2014	2013	2012
Cash received from (used in) business acquisitions, net(1)	$(205.2)	$(87.9)	$(141.6)
Cash received from (used in) business divestitures, net	$41.4	$10.1	$6.8

(1) Excludes capital leases and deferred purchase price commitments.
We purchased five stores and related assets during 2014, compared to five in 2013 and six in 2012. In January 2015, we purchased one store and related assets in Reno, Nevada, and in February 2015, we purchased one store and related assets in the Atlanta, Georgia market.
During 2014, we divested two Import stores and our customer lead distribution business, which is reported in the “Corporate and other” category of our segment information.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2014 and 2013:

(In millions)	2014	2013
6.75% Senior Notes due 2018	$397.1	$396.3
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	—	500.0
Revolving credit facility due 2016	—	300.0
Revolving credit facility due 2019	1,110.0	—
Mortgage facility(1)	185.5	194.7
Capital leases and other debt	85.8	98.9
	2,128.4	1,839.9
Less: current maturities	(25.0)	(30.1)
Long-term debt, net of current maturities	$2,103.4	$1,809.8

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At December 31, 2014, we had outstanding $397.1 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At December 31, 2014, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2014, we had borrowings outstanding of $1.1 billion under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at December 31, 2014, leaving an additional borrowing capacity under the revolving credit facility of $644.4 million at December 31, 2014.
Funds borrowed under our credit agreement may be used to repay indebtedness, finance acquisitions, and for working capital, capital expenditures, share repurchases, and other general corporate purposes.
Our revolving credit facility provides for a commitment fee on undrawn amounts of 0.20% and various interest rates on borrowings generally at LIBOR plus 1.50%. The credit spread charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the credit spread.
Borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries.
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $2.1 billion at December 31, 2014 and $2.1 billion at December 31, 2013. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.

Vehicle floorplan payable-non-trade totaled $1.0 billion at December 31, 2014, and $898.9 million at December 31, 2013, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At December 31, 2014, the aggregate capacity under our used vehicle floorplan facilities was $315.0 million. As of that date, $236.0 million had been borrowed under those facilities, and the remaining borrowing capacity of $79.0 million was limited to $50.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At December 31, 2014, we had $185.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At December 31, 2014, we had capital lease and other debt obligations of $85.8 million, which are due at various dates through 2034.
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
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under our credit agreement, the maximum leverage ratio is 3.75x (no change from our prior credit agreement) and the maximum capitalization ratio is 70.0% (compared to 65.0% under the prior credit agreement). In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2014 plus $1.53 billion. The specific terms of these covenants can be found in our credit agreement, which we filed with our Current Report on Form 8-K on December 4, 2014.
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

As of December 31, 2014, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2014, our leverage ratio and capitalization ratio were as follows:

	December 31, 2014
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.30x
Capitalization ratio	≤ 70.0%	59.2%
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2014	2013	2012
Net cash provided by operating activities	$485.1	$484.1	$316.6
Net cash used in investing activities	$(376.0)	$(257.8)	$(297.8)
Net cash used in financing activities	$(102.9)	$(226.8)	$(35.7)
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
2014 compared to 2013
Net cash provided by operating activities was relatively flat during 2014, as compared to 2013, and was impacted by an increase in working capital and higher earnings.
During 2014, we paid $7.2 million in connection with refinancing our indebtedness. Cash flows from operating activities reflect $1.2 million of these cash payments that we charged to expense related to this refinancing transaction. In addition, we charged to expense $0.4 million of previously deferred debt issuance costs. Cash flows from financing activities, discussed below, reflect $6.0 million of debt issuance costs that are being amortized to interest expense over the term of our credit agreement.
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
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we project that 2015 capital expenditures, including accrued construction in progress, will be approximately $235 million.
2014 compared to 2013
Net cash used in investing activities increased during 2014, as compared to 2013, primarily due to an increase in cash used in business acquisitions, net of cash acquired, an increase in property and equipment purchases, and a decrease in proceeds from the disposal of assets held for sale, partially offset by a decrease in property operating lease buy-outs and an increase in cash received from business divestitures, net of cash relinquished.
2013 compared to 2012
Net cash used in investing activities decreased during 2013 as compared to 2012, primarily due to a decrease in cash used in business acquisitions.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and proceeds from stock option exercises.
2014 compared to 2013
Under our share repurchase program authorized by our Board of Directors, during 2014, we repurchased 9.4 million shares of common stock for an aggregate purchase price of $485.1 million (average purchase price per share of $51.59). Additionally, 46,752 shares were surrendered to AutoNation in 2014 to satisfy tax withholding obligations in connection with the vesting of restricted stock. During 2013, we repurchased 1.1 million shares of our common stock for an aggregate purchase price of $53.5 million (average purchase price per share of $47.37). Additionally, 44,738 shares were surrendered to AutoNation in 2013 to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2014, we amended and restated our existing unsecured credit agreement and replaced our $500.0 million term loan facility and $1.2 billion revolving credit facility with a $1.8 billion revolving credit facility. The indebtedness outstanding under the prior credit agreement was paid off with proceeds from our amended credit agreement. We also paid $6.0 million in connection with refinancing our indebtedness. These debt issuance costs are reflected in cash flows from financing activities and will be amortized to interest expense over the term of our credit agreement.
During 2014, we borrowed $2.8 billion and repaid $2.0 billion under our revolving credit facilities, for net borrowings of $810.0 million. During 2013, we borrowed $0.8 billion and repaid $1.1 billion under our revolving credit facilities, for net repayments of $240.0 million.
We made payments of capital lease and other debt obligations of $24.7 million during 2014 and $26.2 million during 2013.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net proceeds of $61.6 million during 2014 compared to net proceeds of $89.0 million in 2013.
During 2014, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options as compared to 2013.
2013 compared to 2012
Net cash used in financing activities increased during 2013, as compared to 2012, primarily due to the net impact of the debt activity that occurred in 2012, described below, as well as an increase in net repayments under our revolving credit facility, partially offset by a decrease in repurchases of common stock.
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

Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2014. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreement, and purchases or refinancing of our securities could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2015)	1 - 3 Years (2016 and 2017)	3 - 5 Years (2018 and 2019)	More Than 5 Years (2020 and thereafter)
Vehicle floorplan payable (Note 3)(1)	$3,097.2	$3,097.2	$—	$—	$—
Long-term debt, including capital leases (Note 7)(1)(2)	2,128.4	25.0	187.7	1,551.1	364.6
Interest payments(3)	254.2	61.7	118.4	58.3	15.8
Operating lease and other commitments (Note 8)(1)(4)	412.9	43.2	78.9	65.4	225.4
Unrecognized tax benefits, net (Note 11)(1)	6.6	—	2.4	—	4.2
Deferred compensation obligations(5)	63.4	1.9	—	—	61.5
Estimated chargeback liability (Note 19)(1)(6)	84.9	47.7	33.4	3.7	0.1
Estimated self insurance obligations (Note 6)(1)(7)	71.4	24.9	24.0	11.1	11.4
Purchase obligations(8)	199.1	152.2	45.9	0.3	0.7
Total	$6,318.1	$3,453.8	$490.7	$1,689.9	$683.7

(1)	See Notes to Consolidated Financial Statements.

(2)	Amounts for long-term debt obligations exclude $2.9 million of unamortized debt discount related to our 6.75% Senior Notes due 2018.

(3)
Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes, mortgage facility, and capital leases. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

(4)	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2014, these charges totaled approximately $24 million.

(5)	Due to uncertainty regarding timing of payments expected beyond one year, long-term obligations for deferred compensation arrangements have been classified in the “More Than 5 Years” column.

(6)	Our estimated chargeback obligations do not have scheduled maturities, however, the timing of future payments is estimated based on historical patterns.

(7)
Our estimated self insurance obligations are based on management estimates and actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments is estimated based on historical patterns.

(8)
Primarily represents purchase orders and contracts in connection with information technology and communication systems, as well as real estate construction projects and acquisition-related commitments.

We expect that the amounts above will be funded through cash flows from operations or borrowings under our credit agreement. In the case of payments due upon the maturity of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2014, surety bonds, letters of credit, and cash deposits totaled $93.7 million, of which $45.6 million represented letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our strategic initiatives and expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•
If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed.

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

•
New laws, regulations, or governmental policies regarding fuel economy and greenhouse gas emission standards, or changes to existing standards, may affect vehicle manufacturers’ ability to produce cost-effective vehicles or vehicles that consumers demand, which could adversely impact our business, results of operations, financial condition, cash flow, and prospects.

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
We had $3.1 billion of variable rate vehicle floorplan payable at December 31, 2014, and $3.0 billion at December 31, 2013. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $31.0 million in 2014 and $30.3 million in 2013 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $1.1 billion of other variable rate debt outstanding at December 31, 2014 and $0.8 billion at December 31, 2013. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $11.1 million in 2014 and $8.0 million in 2013.
Our fixed rate debt, consisting of amounts outstanding under senior unsecured notes, mortgages, and capital lease and other debt obligations, totaled $1.0 billion and had a fair value of $1.1 billion as of December 31, 2014, and totaled $1.0 billion and had a fair value of $1.1 billion as of December 31, 2013.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
February 11, 2015
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited AutoNation, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoNation, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, AutoNation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoNation, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 11, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 11, 2015
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75.4	$69.2
Receivables, net	817.8	740.9
Inventory	2,899.0	2,827.2
Other current assets	207.0	192.7
Total Current Assets	3,999.2	3,830.0
PROPERTY AND EQUIPMENT, NET	2,422.0	2,235.3
GOODWILL, NET	1,314.7	1,259.6
OTHER INTANGIBLE ASSETS, NET	354.7	335.1
OTHER ASSETS	309.1	254.1
Total Assets	$8,399.7	$7,914.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,090.7	$2,130.1
Vehicle floorplan payable - non-trade	1,006.5	898.9
Accounts payable	264.7	263.0
Current maturities of long-term debt	25.0	30.1
Other current liabilities	495.1	429.7
Total Current Liabilities	3,882.0	3,751.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,103.4	1,809.8
DEFERRED INCOME TAXES	137.9	116.5
OTHER LIABILITIES	204.3	174.3
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at December 31, 2014 and 2013, including shares held in treasury	1.6	1.6
Additional paid-in capital	61.8	42.8
Retained earnings	3,756.6	3,337.9
Treasury stock, at cost; 50,248,909 and 42,646,753 shares held, respectively	(1,747.9)	(1,320.6)
Total Shareholders’ Equity	2,072.1	2,061.7
Total Liabilities and Shareholders’ Equity	$8,399.7	$7,914.1

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2014	2013	2012
Revenue:
New vehicle	$10,972.2	$9,949.6	$8,906.2
Used vehicle	4,385.7	4,127.4	3,714.3
Parts and service	2,822.5	2,597.4	2,399.2
Finance and insurance, net	750.8	674.0	571.2
Other	177.6	169.2	76.6
TOTAL REVENUE	19,108.8	17,517.6	15,667.5
Cost of Sales:
New vehicle	10,322.1	9,333.2	8,326.7
Used vehicle	4,025.1	3,797.7	3,415.1
Parts and service	1,625.9	1,491.6	1,391.2
Other	147.0	135.2	48.3
TOTAL COST OF SALES (excluding depreciation shown below)	16,120.1	14,757.7	13,181.3
Gross Profit:
New vehicle	650.1	616.4	579.5
Used vehicle	360.6	329.7	299.2
Parts and service	1,196.6	1,105.8	1,008.0
Finance and insurance	750.8	674.0	571.2
Other	30.6	34.0	28.3
TOTAL GROSS PROFIT	2,988.7	2,759.9	2,486.2
Selling, general, and administrative expenses	2,079.6	1,935.0	1,749.3
Depreciation and amortization	106.9	95.3	87.3
Franchise rights impairment	—	—	4.2
Other expenses (income), net	(18.6)	(10.7)	0.1
OPERATING INCOME	820.8	740.3	645.3
Non-operating income (expense) items:
Floorplan interest expense	(53.3)	(53.4)	(45.5)
Other interest expense	(86.7)	(88.3)	(86.9)
Loss on debt extinguishment	(1.6)	—	—
Interest income	0.2	0.2	0.3
Other income, net	2.9	5.6	3.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	682.3	604.4	516.8
Income tax provision	262.5	228.6	199.5
NET INCOME FROM CONTINUING OPERATIONS	419.8	375.8	317.3
Loss from discontinued operations, net of income taxes	(1.1)	(0.9)	(0.9)
NET INCOME	$418.7	$374.9	$316.4
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.58	$3.10	$2.56
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$3.57	$3.09	$2.56
Weighted average common shares outstanding	117.3	121.3	123.8
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.53	$3.05	$2.52
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$3.52	$3.04	$2.52
Weighted average common shares outstanding	118.9	123.3	125.8
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	113.3	120.9	120.9
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2011	163,562,149	$1.6	$19.6	$2,646.6	$(773.2)	$1,894.6
Net income	—	—	—	316.4	—	316.4
Repurchases of common stock	—	—	—	—	(582.3)	(582.3)
Stock-based compensation expense	—	—	18.6	—	—	18.6
Shares awarded under stock-based compensation plans, including excess income tax benefit of $10.6	—	—	(11.6)	—	52.8	41.2
BALANCE AT DECEMBER 31, 2012	163,562,149	$1.6	$26.6	$2,963.0	$(1,302.7)	$1,688.5
Net income	—	—	—	374.9	—	374.9
Repurchases of common stock	—	—	—	—	(55.7)	(55.7)
Stock-based compensation expense	—	—	21.3	—	—	21.3
Shares awarded under stock-based compensation plans, including excess income tax benefit of $10.0	—	—	(5.1)	—	37.8	32.7
BALANCE AT DECEMBER 31, 2013	163,562,149	$1.6	$42.8	$3,337.9	$(1,320.6)	$2,061.7
Net income	—	—	—	418.7	—	418.7
Repurchases of common stock	—	—	—	—	(487.7)	(487.7)
Stock-based compensation expense	—	—	26.3	—	—	26.3
Shares awarded under stock-based compensation plans, including excess income tax benefit of $18.0	—	—	(7.3)	—	60.4	53.1
BALANCE AT DECEMBER 31, 2014	163,562,149	$1.6	$61.8	$3,756.6	$(1,747.9)	$2,072.1

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2014	2013	2012
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$418.7	$374.9	$316.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1.1	0.9	0.9
Depreciation and amortization	106.9	95.3	87.3
Amortization of debt issuance costs and accretion of debt discounts	5.7	5.7	5.6
Stock-based compensation expense	26.3	21.3	18.6
Franchise rights impairment	—	—	4.2
Non-cash impairment charges	1.1	0.7	0.8
Write-off of deferred debt issuance costs	0.4	—	—
Net gain on asset sales and dispositions	(13.8)	(9.8)	(0.3)
Deferred income tax provision	9.5	9.9	26.8
Excess tax benefit from stock-based awards	(18.0)	(10.0)	(10.6)
Other	(2.0)	(6.8)	(4.0)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(80.3)	(46.3)	(112.0)
Inventory	(27.3)	(400.1)	(474.7)
Other assets	(41.1)	(21.5)	(35.8)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(27.2)	364.2	404.0
Accounts payable	7.5	36.7	30.4
Other liabilities	118.7	63.8	60.0
Net cash provided by continuing operations	486.2	478.9	317.6
Net cash provided by (used in) discontinued operations	(1.1)	5.2	(1.0)
Net cash provided by operating activities	485.1	484.1	316.6
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(209.2)	(160.8)	(160.6)
Property operating lease buy-outs	(0.4)	(41.9)	(16.8)
Proceeds from the sale of property and equipment	5.5	3.1	0.6
Proceeds from the disposal of assets held for sale	2.6	22.7	15.3
Insurance recoveries on property and equipment	—	2.5	1.0
Cash used in business acquisitions, net of cash acquired	(205.2)	(87.9)	(141.6)
Cash received from business divestitures, net of cash relinquished	41.4	10.1	6.8
Proceeds from the sales of restricted investments	0.5	—	0.4
Other	(11.2)	(5.6)	(2.9)
Net cash used in continuing operations	(376.0)	(257.8)	(297.8)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(376.0)	(257.8)	(297.8)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2014	2013	2012
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(487.7)	(67.3)	(575.6)
Proceeds from 5.5% Senior Notes due 2020	—	—	350.0
Payment of term loan facility	(500.0)	—	—
Payment of 7% Senior Notes due 2014	—	—	(14.7)
Proceeds from revolving credit facilities	2,780.0	815.0	1,280.0
Payments of revolving credit facilities	(1,970.0)	(1,055.0)	(1,235.0)
Payment of debt issuance costs	(6.0)	—	(6.0)
Net proceeds from vehicle floorplan payable - non-trade	61.6	89.0	138.1
Payments of mortgage facilities	(9.2)	(8.7)	(8.1)
Payments of capital lease and other debt obligations	(24.7)	(26.2)	(5.0)
Proceeds from the exercise of stock options	35.1	22.7	30.6
Excess tax benefit from stock-based awards	18.0	10.0	10.6
Net cash used in continuing operations	(102.9)	(220.5)	(35.1)
Net cash used in discontinued operations	—	(6.3)	(0.6)
Net cash used in financing activities	(102.9)	(226.8)	(35.7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6.2	(0.5)	(16.9)
CASH AND CASH EQUIVALENTS at beginning of period	69.2	69.7	86.6
CASH AND CASH EQUIVALENTS at end of period	$75.4	$69.2	$69.7

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2014, we owned and operated 276 new vehicle franchises from 232 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen.
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
Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Additionally, we receive floorplan interest assistance from certain manufacturers. This assistance is reflected as a reduction to the inventory cost and as a reduction to cost of sales as the vehicles are sold. At December 31, 2014 and 2013,

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

inventory cost had been reduced by $17.9 million and $19.7 million, respectively, for interest assistance received from manufacturers. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market. See Note 3 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Expenses (Income), Net in the Consolidated Statements of Income. See Note 4 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.
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
During 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations. During 2013, we fully impaired certain long-lived assets held and used in continuing operations and recorded a non-cash impairment charge of $0.7 million. This charge is recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $64.7 million at December 31, 2014, and $59.8 million at December 31, 2013, included in continuing operations. We recorded an impairment charge of $1.1 million in 2014 associated with assets held for sale in continuing operations. This charge is recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information. We recorded no impairment charges in 2013 associated with assets held for sale in continuing operations.
We had assets held for sale of $23.2 million at December 31, 2014, and $34.5 million at December 31, 2013, included in discontinued operations. During 2014 and 2013, there were no significant impairment charges associated with assets held for sale in discontinued operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During 2013, we recognized a gain of $8.1 million ($5.0 million after-tax) related to the sale of a continuing operations held for sale property. This gain is recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.
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
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2014. Based on our qualitative assessment of potential goodwill impairment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we recorded no goodwill impairment charges during 2014. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for franchise rights related to one store, and no impairment charges resulted from this quantitative test. For the remainder of our franchise rights, we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts based on our qualitative assessment and we were therefore not required to perform a quantitative test.
We completed our qualitative annual impairment tests for both goodwill and franchise rights as of April 30, 2013, and determined that we were not required to perform quantitative tests.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Current Assets
Other current assets consist of various items, including, among other items, property and equipment held for sale in continuing operations and discontinued operations, current deferred tax assets, and prepaid expenses.
Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, and the long-term portions of notes receivable and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Statements of Income.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, the current portions of finance and insurance chargeback liabilities and self-insurance reserves, customer deposits, deferred revenue, and accrued expenses.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, finance and insurance chargeback liabilities, and self-insurance reserves.
Employee Savings Plans
We offer a 401(k) plan to all of our employees and provide a matching contribution to certain employees that participate in the plan. We provided a matching contribution of $5.9 million in 2014, $5.2 million in 2013, and $3.5 million in 2012. Employer matching contributions are subject to a 3-year graded vesting period for employees hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for employees hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $0.6 million for 2014, $0.5 million for 2013, and $0.5 million in 2012. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Participants eligible for a matching contribution under the Plan are not eligible for a matching contribution in our 401(k) plan. The balances due to participants in the Plan were $63.4 million as of December 31, 2014, and $51.7 million as of December 31, 2013, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
We grant stock-based awards in the form of stock options, restricted stock, and restricted stock units (“RSUs”). Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. We use the Black-Scholes valuation model to determine compensation expense associated with our stock options. Restricted stock awards, which are considered nonvested share awards as defined under generally accepted accounting principles, and RSUs are issued from our treasury stock. Compensation cost for restricted stock awards and RSUs is based on the closing price of our common stock on the date of grant. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for stock-based awards is recognized on a straight-line basis, net of estimated forfeitures, over the shorter of the stated vesting period or the period

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

until employees become retirement-eligible. See Note 10 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.
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
We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which is recognized as earned. Certain commissions earned from the sales of finance and insurance products are subject to chargeback should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $84.9 million at December 31, 2014, and $67.6 million at December 31, 2013. See Note 19 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

incentives, and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of sales as the related vehicles are sold.
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $164.9 million in 2014, $166.4 million in 2013, and $135.7 million in 2012, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $47.1 million in 2014, $42.4 million in 2013, and $38.3 million in 2012. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends and vested restricted stock unit awards. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options. See Note 12 of the Notes to Consolidated Financial Statements for more information on the computation of earnings (loss) per share.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and should be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.
Reporting Discontinued Operations
In April 2014, the FASB issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this accounting standard update should be applied prospectively and are effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014. During 2014, we divested our customer lead distribution business and two Import stores. See Note 13 of the Notes to Consolidated Financial Statements for more information.
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

2. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2014	2013
Trade receivables	$125.0	$110.9
Manufacturer receivables	198.3	172.9
Other	37.9	36.9
	361.2	320.7
Less: Allowances	(3.7)	(4.0)
	357.5	316.7
Contracts-in-transit and vehicle receivables	460.3	424.2
Receivables, net	$817.8	$740.9

Trade receivables represent amounts due for parts and services that have been delivered or sold, excluding amounts due from manufacturers, as well receivables from finance organizations for commissions on the sale of financing products.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Manufacturer receivables represent receivables from manufacturers including amounts due for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2014	2013
New vehicles	$2,294.3	$2,330.8
Used vehicles	437.6	346.5
Parts, accessories, and other	167.1	149.9
Inventory	$2,899.0	$2,827.2

The components of vehicle floorplan payables at December 31 are as follows:

	2014	2013
Vehicle floorplan payable - trade	$2,090.7	$2,130.1
Vehicle floorplan payable - non-trade	1,006.5	898.9
Vehicle floorplan payable	$3,097.2	$3,029.0
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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% during 2014 and 1.8% during 2013. At December 31, 2014, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $315.0 million, of which $236.0 million had been borrowed. The remaining borrowing capacity of $79.0 million was limited to $50.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% during 2014 and 1.9% during 2013. At December 31, 2014, the aggregate capacity under our floorplan credit agreements with various lenders to finance our new vehicle inventory was approximately $3.6 billion, of which $2.9 billion had been borrowed.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2014	2013
Land	$1,090.4	$997.1
Buildings and improvements	1,683.4	1,552.6
Furniture, fixtures, and equipment	578.7	569.3
	3,352.5	3,119.0
Less: accumulated depreciation and amortization	(930.5)	(883.7)
Property and equipment, net	$2,422.0	$2,235.3

We capitalized interest in connection with various construction projects to upgrade or remodel our facilities of $1.2 million in 2014, $0.7 million in 2013, and $0.6 million in 2012.

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consist of the following:

	2014	2013
Goodwill	$1,314.7	$1,259.6

Franchise rights - indefinite-lived	$348.1	$329.3
Other intangible assets	12.6	11.1
	360.7	340.4
Less: accumulated amortization	(6.0)	(5.3)
Intangible assets, net	$354.7	$335.1

Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.
Under accounting standards, an entity is permitted to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to calculate the fair value of a reporting unit under the quantitative two-step goodwill impairment test. We completed qualitative annual assessments of any potential goodwill impairment as of April 30, 2014, 2013, and 2012. Based on our qualitative assessments, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we were therefore not required to perform the two-step goodwill impairment test for any of our reporting units.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2013 (1)	$165.2	$534.2	$538.0	$—	$1,237.4
Acquisitions, dispositions, and other adjustments	—	21.6	0.6	—	22.2
Goodwill at December 31, 2013 (1)	165.2	555.8	538.6	—	1,259.6
Acquisitions, dispositions, and other adjustments	9.9	(4.2)	49.4	—	55.1
Goodwill at December 31, 2014 (1)	$175.1	$551.6	$588.0	$—	$1,314.7

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
We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2014. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for franchise rights related to one store, and no impairment charges resulted from this quantitative test. For the remainder of our franchise rights, we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts based on our qualitative assessment and we were therefore not required to perform a quantitative test.
As of December 31, 2014, we had $348.1 million of franchise rights recorded on our Consolidated Balance Sheet, of which $25.9 million was related to Domestic stores, $122.8 million was related to Import stores, and $199.4 million was related to Premium Luxury stores.
We performed a qualitative annual impairment test as of April 30, 2013, and determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts based on our qualitative assessment and we were therefore not required to perform a quantitative test.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6. INSURANCE
At December 31, 2014 and 2013, current and long-term insurance reserves were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2014	2013
Insurance reserves - current portion	$24.9	$24.1
Insurance reserves - long-term portion	46.5	42.2
Total insurance reserves	$71.4	$66.3

7. LONG-TERM DEBT
Long-term debt at December 31 consisted of the following:

	2014	2013
6.75% Senior Notes due 2018	$397.1	$396.3
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	—	500.0
Revolving credit facility due 2016	—	300.0
Revolving credit facility due 2019	1,110.0	—
Mortgage facility(1)	185.5	194.7
Capital leases and other debt	85.8	98.9
	2,128.4	1,839.9
Less: current maturities	(25.0)	(30.1)
Long-term debt, net of current maturities	$2,103.4	$1,809.8

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

At December 31, 2014, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2015	$25.0
2016	12.8
2017	174.9
2018	399.7
2019	1,151.4
Thereafter	364.6
$2,128.4
Debt Refinancing Transaction
On December 3, 2014, we amended and restated our existing unsecured credit agreement (as amended and restated, our “credit agreement”). The credit agreement amendment, among other things, (1) replaced our $500.0 million term loan facility and $1.2 billion revolving credit facility under our prior credit agreement with a $1.8 billion revolving credit facility, (2) provided lower commitment fees and loan margins as set forth in the credit agreement, (3) increased the maximum capitalization ratio from 65.0% to 70.0% and (4) extended the stated termination date to December 3, 2019. See

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

“Senior Unsecured Notes and Credit Agreement” below for additional information regarding our credit agreement and “Restrictions and Covenants” for additional information regarding our financial covenants.
The indebtedness outstanding under the prior credit agreement was paid off with proceeds from the amended and restated credit agreement. We expensed $1.6 million pre-tax in the fourth quarter of 2014, related to this transaction, including $0.4 million for the write-off of certain unamortized debt issuance costs associated with the prior credit agreement.
Senior Unsecured Notes and Credit Agreement
At December 31, 2014, we had outstanding $397.1 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At December 31, 2014, we had outstanding $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
As described above under “Debt Refinancing Transaction,” under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2014, we had borrowings outstanding of $1.1 billion under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at December 31, 2014, leaving an additional borrowing capacity under the revolving credit facility of $644.4 million at December 31, 2014.
Our revolving credit facility provides for a commitment fee on undrawn amounts of 0.20% and various interest rates on borrowings generally at LIBOR plus 1.50%. The credit spread charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the credit spread.
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
Other Debt
At December 31, 2014, we had $185.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At December 31, 2014, we had capital lease and other debt obligations of $85.8 million, which are due at various dates through 2034. See Note 8 of the Notes to Consolidated Financial Statements for more information related to capital lease obligations.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under our credit agreement, the maximum leverage ratio is 3.75x (no change from our prior credit agreement) and the maximum capitalization ratio is 70.0% (compared to 65.0% under the prior credit agreement). In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2014 plus $1.53 billion.
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
Under the terms of our credit agreement, at December 31, 2014, our leverage ratio and capitalization ratio were as follows:

	December 31, 2014
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.30x
Capitalization ratio	≤ 70.0%	59.2%
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the years ended December 31, 2014 and 2013, we believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Lease Commitments
We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty years.
Expenses under real property, equipment, and software leases were $49.0 million in 2014, $47.6 million in 2013, and $47.6 million in 2012. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options, rent abatements, and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.
Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2014, are as follows:

Noncancelable Lease Commitments	Capital (1)	Operating(1) (2)
2015	$18.6	$43.2
2016	5.4	41.0
2017	12.2	37.9
2018	4.7	34.5
2019	28.8	30.9
Thereafter	20.8	225.4
Total minimum lease payments	$90.5	$412.9
Less: Amounts representing interest	(21.9)
	$68.6

(1)
Amounts for capital and operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2014, these charges totaled approximately $24 million.

(2)	Future minimum operating lease payments do not reflect future minimum sublease income of $3.0 million.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2015 to 2034 are approximately $34 million at December 31, 2014. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2014, surety bonds, letters of credit, and cash deposits totaled $93.7 million, of which $45.6 million represented letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

9. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	2014	2013	2012
Shares repurchased	9.4	1.1	16.6
Aggregate purchase price	$485.1	$53.5	$580.6
Average purchase price per share	$51.59	$47.37	$34.89
As of December 31, 2014, $280.6 million remained available for share repurchases under the program.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2014	2013	2012
Shares issued	1.7	1.1	1.7
Proceeds from the exercise of stock options	$35.1	$22.7	$32.0
Average exercise price per share	$20.50	$20.31	$19.33

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise (in actual number of shares):

	2014	2013	2012
Shares issued	154,540	137,144	160,740
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise	46,752	44,738	81,717

10. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2008 Equity and Incentive Plan (the “2008 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards to employees. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. The exercise price of all stock options granted in 2014 under the 2008 Plan, is equal to the closing price of our common stock on the date such awards were granted.
On March 17, 2014, our Board of Directors, upon the recommendation of its Compensation Committee, approved the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”), which was approved by our stockholders at our Annual Meeting of Stockholders held on May 6, 2014. The 2014 Director Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to our non-employee directors. A maximum of 1.0 million shares may be issued under the 2014 Director Plan. Additionally, no director may be granted awards in any calendar year with an aggregate grant date fair market value (determined, with respect to options and stock appreciation rights, based on a Black-Scholes or other option valuation methodology approved by the Compensation Committee) in excess of $750,000 per director. In the second quarter of 2014, our Board of Directors approved a shift to restricted stock units from stock options for our non-employee director equity program to further align our non-employee directors’ interests with our stockholders. No additional options may be issued under our other non-employee director equity plans (“Prior Plans”), pursuant to which non-employee stock options were previously granted prior to the adoption of the 2014 Director Plan.
Stock Options
In 2014, the Compensation Committee of our Board of Directors approved the grant of 1.1 million employee stock options. Generally, employee stock option awards are granted quarterly on the first trading day of each of March, June, September, and December. The options granted in 2014 have an exercise price equal to the closing price per share on the grant date ($52.65 on March 3, $57.44 on June 2, $54.04 on September 2, and $58.29 on December 1, 2014).

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Employee stock options have a term of 10 years from the first date of grant (i.e., all employee stock options granted in 2014 will expire on March 1, 2024) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2014 will vest on June 1, 2015).
We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the grants. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.
The following table summarizes the assumptions used relating to the valuation of our stock options during 2014, 2013, and 2012:

Grant Year
	2014	2013	2012
Risk-free interest rate	1.11% - 2.04%	0.58% - 2.24%	0.49% - 1.40%
Expected dividend yield	—	—	—
Expected term	4 - 7 years	4 - 7 years	4 - 7 years
Expected volatility	25% - 36%	29% - 44%	39% - 48%
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
The following table summarizes stock option activity during 2014:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	6.0	$28.48
Granted (1)	1.1	$55.67
Exercised	(1.7)	$20.50
Forfeited	(0.4)	$38.78
Expired	—	$—
Options outstanding as of December 31	5.0	$36.43	6.71	$121.0
Options exercisable at December 31	2.7	$26.18	5.32	$92.1
Options exercisable at December 31 and expected to vest thereafter	5.0	$36.28	6.68	$120.7
Options available for future grants at December 31	5.3

(1)	The options granted during 2014, are primarily related to our employee quarterly stock option award grants in March, June, September, and December 2014.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised are summarized in the following table:

	2014	2013	2012
Weighted average grant-date fair value of stock options granted	$20.56	$17.93	$15.25
Total intrinsic value of stock options exercised (in millions)	$56.2	$31.3	$36.2
Restricted Stock
In 2014, the Compensation Committee of our Board of Directors approved the grant of 0.2 million shares of restricted stock. Restricted stock awards are granted to restricted stock-eligible employees generally on the first trading day of March.
Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards vest in equal installments over four years commencing on June 1 of the year following the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis, net of estimated forfeitures, over the shorter of the stated vesting period or the period until employees become retirement-eligible.
The following table summarizes information about vested and unvested restricted stock for 2014:

	Restricted Stock
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	316,398	$35.76
Granted (1)	154,540	$52.87
Vested	(142,445)	$31.35
Forfeited	(22,051)	$37.98
Nonvested at December 31	306,442	$42.52

(1)	The restricted stock awards granted during 2014 are primarily related to our employee annual restricted stock award grant in March 2014.
The weighted average grant-date fair value of restricted stock awards granted and total fair value of restricted stock awards vested are summarized in the following table:

	2014	2013	2012
Weighted average grant-date fair value of restricted stock awards granted	$52.87	$43.45	$34.31
Total fair value of restricted stock awards vested (in millions)	$8.1	$6.8	$5.8
Restricted Stock Units
On May 6, 2014, each of our non-employee directors received a grant of 5,000 restricted stock units (“RSUs”) under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On January 2, 2015, each of our non-employee directors received a grant of 5,000 RSUs under the 2014 Director Plan, and we expect that, in future years, RSUs will be granted to each of our non-employee directors during the first fiscal quarter.
The weighted average grant-date fair value and total grant-date fair value of RSUs granted (and vested) are summarized in the following table:

	2014	2013	2012
Weighted average grant-date fair value of RSUs granted	$53.57	$—	$—
Total fair value of RSUs granted (in millions)	$2.1	$—	$—
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2014	2013	2012
Stock options	$18.4	$16.6	$14.8
Restricted stock	5.8	4.7	3.8
RSUs	2.1	—	—
Total stock-based compensation expense	$26.3	$21.3	$18.6

Tax benefit related to stock-based compensation expense	$10.0	$8.1	$7.1
As of December 31, 2014, there was $20.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $12.2 million relates to stock options and $8.1 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.7 years.
We realized tax benefits related to stock options exercised and vesting of restricted stock of $24.1 million in 2014, $14.3 million in 2013, and $15.9 million in 2012.

11. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2014	2013	2012
Current:
Federal	$220.9	$189.7	$146.9
State	32.2	28.9	25.1
Federal and state deferred	9.5	13.4	27.1
Change in valuation allowance, net	—	(3.7)	0.1
Adjustments and settlements	(0.1)	0.3	0.3
Income tax provision	$262.5	$228.6	$199.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2014	%	2013	%	2012	%
Income tax provision at statutory rate	$238.8	35.0	$211.6	35.0	$180.9	35.0
Non-deductible expenses (income), net	1.3	0.2	(0.6)	(0.1)	(0.2)	—
State income taxes, net of federal benefit	23.2	3.4	21.7	3.6	18.8	3.6
	263.3	38.6	232.7	38.5	199.5	38.6
Change in valuation allowance, net	—	—	(3.7)	(0.6)	0.1	—
Adjustments and settlements	(0.1)	—	0.3	—	0.3	0.1
Other, net	(0.7)	(0.1)	(0.7)	(0.1)	(0.4)	(0.1)
Income tax provision	$262.5	38.5	$228.6	37.8	$199.5	38.6

Deferred income tax asset and liability components at December 31 are as follows:

	2014	2013
Deferred income tax assets:
Inventory	$28.9	$24.6
Receivable reserves	3.0	3.0
Warranty, chargeback, and self-insurance liabilities	57.8	49.2
Other accrued liabilities	25.1	21.6
Deferred compensation	24.0	19.7
Stock-based compensation	26.8	24.1
Loss carryforwards—federal and state	7.2	10.5
Other, net	13.2	12.7
Total deferred income tax assets	186.0	165.4
Valuation allowance	(2.5)	(2.7)
Deferred income tax assets, net of valuation allowance	183.5	162.7
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(233.6)	(200.2)
Other, net	(19.2)	(21.3)
Total deferred income tax liabilities	(252.8)	(221.5)
Net deferred income tax assets (liabilities)	$(69.3)	$(58.8)
We had $68.6 million of current deferred income tax assets and $137.9 million of non-current deferred income tax liabilities at December 31, 2014, and $57.7 million of current deferred income tax assets, and $116.5 million of non-current deferred income tax liabilities at December 31, 2013. Current deferred income tax assets are classified as Other Current Assets and non-current deferred income tax liabilities are classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes payable included in Other Current Liabilities totaled $17.5 million at December 31, 2014 and $8.4 million at December 31, 2013.
At December 31, 2014, we had $129.5 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $4.3 million of state tax credits, all of which result in a deferred tax asset of $8.2 million and expire from 2015 through 2035. At December 31, 2014, we had $2.5 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the acquisition method of accounting.
During 2013, we completed a restructuring of certain of our subsidiaries, a consequence of which was the release of a valuation allowance of $3.4 million, which was reflected as a benefit in our income tax provision in 2013.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2009 to 2013 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at January 1	$4.8	$6.8	$6.4
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.9	0.8	0.5
Reductions for tax positions of prior years	(0.1)	(0.2)	—
Reductions for expirations of statute of limitations	(0.4)	(2.2)	—
Settlements	(0.3)	(0.4)	(0.1)
Balance at December 31	$4.9	$4.8	$6.8
We had accumulated interest and penalties associated with these unrecognized tax benefits of $5.3 million at December 31, 2014, $5.1 million at December 31, 2013, and $4.5 million at December 31, 2012. We additionally had a deferred tax asset of $3.6 million at December 31, 2014, $3.6 million at December 31, 2013, and $5.5 million at December 31, 2012, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $6.6 million at December 31, 2014, $6.3 million at December 31, 2013, and $5.8 million at December 31, 2012, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Assets and Other Liabilities in the Consolidated Balance Sheets.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.3 million during 2014, $0.4 million during 2013, and $0.3 million during 2012 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2015.
In September 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations are effective for our tax year beginning January 1, 2014. The adoption of these regulations did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

amounts reflect such shares as if they were fully vested shares and the disclosures associated with the two-class method are not presented.
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested restricted stock unit awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options.
The following table presents the calculation of basic and diluted EPS:

	2014	2013	2012
Net income from continuing operations	$419.8	$375.8	$317.3
Loss from discontinued operations, net of income taxes	(1.1)	(0.9)	(0.9)
Net income	$418.7	$374.9	$316.4

Weighted average common shares outstanding used in calculating basic EPS	117.3	121.3	123.8
Effect of dilutive stock options	1.6	2.0	2.0
Weighted average common shares outstanding used in calculating diluted EPS	118.9	123.3	125.8

Basic EPS amounts:
Continuing operations	$3.58	$3.10	$2.56
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$3.57	$3.09	$2.56

Diluted EPS amounts:
Continuing operations	$3.53	$3.05	$2.52
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$3.52	$3.04	$2.52

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	2014	2013	2012
Anti-dilutive options excluded from the computation of diluted earnings per share	0.6	0.6	0.9

13. DIVESTITURES
As discussed in Note 1 above, in April 2014, the FASB issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this accounting standard update effective January 1, 2014.
During 2014, we divested two Import stores and recorded a gain of $4.4 million ($2.7 million after-tax). During 2014, we also divested our customer lead distribution business and recorded a gain of $8.4 million ($5.2 million after-tax). This business is reported in the “Corporate and other” category of our segment information.
The gains on these divestitures are included in Other Expenses (Income), Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. ACQUISITIONS
We purchased five stores and related assets during 2014, five in 2013, and six in 2012. The amounts incurred related to acquisitions, including capital leases and deferred purchase price commitments, were $213.1 million in 2014, $95.7 million in 2013, and $203.7 million in 2012. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for certain business combinations in 2014 are tentative and subject to final adjustment.
The acquisitions that occurred during 2014 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions that were completed in 2014 had been included in our consolidated results for the entire years ended December 31, 2014 and 2013, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
In January 2015, we purchased one store and related assets in Reno, Nevada, and in February 2015, we purchased one store and related assets in the Atlanta, Georgia market.

15. RELATED PARTY TRANSACTIONS
It is our policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third-party. There were no material transactions with related parties in the years ended December 31, 2014, 2013, or 2012.

16. CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $11.6 million during 2014, $18.0 million during 2013, and $82.2 million during 2012. We also had accrued purchases of property and equipment of $16.3 million at December 31, 2014, $28.1 million at December 31, 2013, and $23.6 million at December 31, 2012. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.
We made interest payments of $136.4 million in 2014, $136.0 million in 2013, and $119.6 million in 2012, including interest on vehicle inventory financing. We made income tax payments, net of income tax refunds, of $225.0 million in 2014, $200.3 million in 2013, and $147.0 million in 2012.

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

	December 31, 2014	December 31, 2013
Carrying value	$1,018.4	$1,039.9
Fair value	$1,109.9	$1,135.2

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

Goodwill and Other Intangible Assets
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative annual assessments of potential goodwill impairment as of April 30, 2014 and 2013, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during 2014 or 2013.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

test. We completed our qualitative assessment of franchise rights impairment as of April 30, 2014. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for franchise rights related to one store, and no impairment charges resulted from this quantitative test. For the remainder of our franchise rights, we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts based on our qualitative assessment and we were therefore not required to perform a quantitative test.
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
We performed a qualitative annual impairment test as of April 30, 2013, and determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts based on our qualitative assessment and we were therefore not required to perform a quantitative test.
Long-Lived Assets
The fair value measurement valuation process for our long-lived assets is established by our corporate real estate services group. Fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements are reviewed and assessed each quarter for properties classified as held for sale, or when an indicator of impairment exists for properties classified as held and used, by the corporate real estate services group. Our corporate real estate services group utilizes its knowledge of the automotive industry and historical experience in real estate markets and transactions in establishing the valuation process, which is generally based on a combination of the market and replacement cost approaches.
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
Long-lived Assets Held and Used in Continuing Operations
During 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
During 2013, we fully impaired certain long-lived assets held and used in continuing operations and recorded a non-cash impairment charge of $0.7 million. This charge is recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-lived Assets Held for Sale in Continuing Operations
During 2014, we recorded an impairment charge of $1.1 million related to our long-lived assets held for sale in continuing operations. This charge is recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.
During 2013, we recorded no impairment charges related to our long-lived assets held for sale in continuing operations.
Long-lived Assets Held for Sale in Discontinued Operations
During 2014 and 2013, there were no significant impairment charges related to our discontinued operations assets held for sale.
As of December 31, 2014, we had assets held for sale of $64.7 million in continuing operations and $23.2 million in discontinued operations. As of December 31, 2013, we had assets held for sale of $59.8 million in continuing operations and $34.5 million in discontinued operations.

18. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $198.3 million at December 31, 2014, and $172.9 million at December 31, 2013. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2014, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	2014	2013	2012
Balance - January 1	$67.6	$56.0	$46.2
Add: Provisions	79.4	64.4	52.9
Deduct: Chargebacks	(62.1)	(52.8)	(43.1)
Balance - December 31	$84.9	$67.6	$56.0

20. SEGMENT INFORMATION
At December 31, 2014, 2013, and 2012, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
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
Reportable segment revenue, segment income, floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows:

	Years Ended December 31,
	2014	2013	2012
Revenues:
Domestic	$6,359.5	$5,835.3	$5,131.6
Import	6,717.8	6,375.0	5,827.5
Premium Luxury	5,889.3	5,152.3	4,553.3
Total	18,966.6	17,362.6	15,512.4
Corporate and other	142.2	155.0	155.1
Total consolidated revenue	$19,108.8	$17,517.6	$15,667.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2014	2013	2012
Segment income*:
Domestic	$285.0	$246.6	$209.4
Import	291.3	280.1	257.9
Premium Luxury	366.1	321.4	270.4
Total segment income	942.4	848.1	737.7
Corporate and other	(174.9)	(161.2)	(137.9)
Other interest expense	(86.7)	(88.3)	(86.9)
Loss on debt extinguishment	(1.6)	—	—
Interest income	0.2	0.2	0.3
Other income, net	2.9	5.6	3.6
Income from continuing operations before income taxes	$682.3	$604.4	$516.8
*Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

	Years Ended December 31,
	2014	2013	2012
Floorplan interest expense:
Domestic	$24.4	$23.7	$20.2
Import	14.5	16.3	14.2
Premium Luxury	13.1	12.6	10.7
Corporate and other	1.3	0.8	0.4
Total floorplan interest expense	$53.3	$53.4	$45.5

	Years Ended December 31,
	2014	2013	2012
Depreciation and amortization:
Domestic	$27.3	$25.1	$23.0
Import	31.0	28.1	25.0
Premium Luxury	28.3	26.9	25.1
Corporate and other	20.3	15.2	14.2
Total depreciation and amortization	$106.9	$95.3	$87.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2014	2013	2012
Assets:
Domestic	$2,187.3	$2,143.1	$1,895.0
Import	1,997.7	2,030.4	1,787.4
Premium Luxury	2,051.0	1,633.6	1,541.6
Corporate and other:
Goodwill	1,314.7	1,259.6	1,237.4
Franchise rights	348.1	329.3	285.7
Other Corporate and other assets	500.9	518.1	455.9
Total assets	$8,399.7	$7,914.1	$7,203.0

	Years Ended December 31,
	2014	2013	2012
Capital expenditures:
Domestic	$61.7	$61.9	$69.5
Import	47.0	76.1	55.2
Premium Luxury	68.3	45.5	33.1
Corporate and other	20.8	23.7	25.8
Total capital expenditures	$197.8	$207.2	$183.6

21. MULTIEMPLOYER PENSION PLANS
Five of our 232 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

One of the multiemployer pension plans in which we participate is designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in this plan for the year ended December 31, 2014, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2014 and 2013 is for the plan’s year end at December 31, 2013, and December 31, 2012, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. A rehabilitation plan has been implemented for this plan. There have been no significant changes that affect the comparability of 2014, 2013, and 2012 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2014	2013	2014	2013	2012	Surcharge Imposed
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$0.8	$0.7	$0.6	No	(2)
Other funds				0.3	0.4	0.3
Total contributions				$1.1	$1.1	$0.9

(1)	Our stores were not listed in the Automotive Industries Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2013 or 2012.

(2)
We are party to two collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan. One expired May 31, 2011, and one expired June 30, 2011, and both are currently extended during collective bargaining for new agreements.

In the event that we cease participating in this plan, we could be assessed a withdrawal liability. We currently do not have any plans that would trigger the withdrawal liability under this multiemployer pension plan.

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
The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2014 and 2013:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2014	$4,363.5	$4,788.5	$4,909.0	$5,047.8
	2013	$4,096.4	$4,426.5	$4,470.8	$4,523.9

Gross profit	2014	$707.4	$744.9	$752.9	$783.5
	2013	$664.0	$696.1	$696.6	$703.2

Operating income	2014	$189.1	$197.8	$207.4	$226.5
	2013	$169.4	$180.9	$187.2	$202.8

Income from continuing operations	2014	$95.5	$100.7	$106.7	$116.9
	2013	$83.2	$90.1	$92.8	$109.7

Net income	2014	$95.1	$100.4	$106.5	$116.7
	2013	$83.0	$89.9	$92.6	$109.4

Basic earnings per share from continuing operations(1)	2014	$0.80	$0.85	$0.91	$1.03
	2013	$0.69	$0.74	$0.76	$0.90

Diluted earnings per share from continuing operations(1)	2014	$0.79	$0.83	$0.90	$1.02
	2013	$0.68	$0.73	$0.75	$0.89

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2014 regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	5,048,579	$36.43	5,309,441 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,048,579	$36.43	5,309,441

(1)
Includes 4,349,441 shares available under the AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”) and 960,000 shares available under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”). As of December 31, 2014, a maximum of 1,168,980 shares may be awarded as awards, other than options or stock appreciation rights, that are settled in shares under the 2008 Plan.

The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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
Michael J. Jackson, Chairman of the Board, Chief Executive Officer and President
February 11, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chairman of the Board, Chief Executive Officer and	February 11, 2015
Michael J. Jackson	President (Principal Executive Officer)

/S/ CHERYL SCULLY	Executive Vice President and Chief	February 11, 2015
Cheryl Scully	Financial Officer (Principal Financial Officer)

/S/ MICHAEL J. STEPHAN	Vice President – Corporate	February 11, 2015
Michael J. Stephan	Controller (Principal Accounting Officer)

/S/ ROBERT J. BROWN	Director	February 11, 2015
Robert J. Brown

/S/ RICK L. BURDICK	Director	February 11, 2015
Rick L. Burdick

/s/ TOMAGO COLLINS	Director	February 11, 2015
Tomago Collins

/S/ DAVID B. EDELSON	Director	February 11, 2015
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 11, 2015
Robert R. Grusky

/S/ MICHAEL LARSON	Director	February 11, 2015
Michael Larson

/S/ CARLOS A. MIGOYA	Director	February 11, 2015
Carlos A. Migoya

/S/ G. MIKE MIKAN	Director	February 11, 2015
G. Mike Mikan

/S/ ALISON H. ROSENTHAL	Director	February 11, 2015
Alison H. Rosenthal

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	3/23/12
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated April 14, 2010, relating to the Company’s 6.75% Senior Notes due 2018.	8-K	001-13107	4.2	4/15/10
4.3	Form of 6.75% Senior Notes due 2018 (included in Exhibit 4.14).	8-K	001-13107	4.2	4/15/10
4.4	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.5	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.16).	8-K	001-13107	4.2	2/1/12
4.6	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.5	4/25/12
4.7	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.6	4/25/12
4.8	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	4/18/14
4.9	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/18/14
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-170737	10.1	11/19/10
10.7	Amended Employment Agreement, dated January 15, 2015, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	1/16/15
10.8	Amended Employment Agreement, dated October 23, 2014, as amended and restated on January 23, 2015, by and between AutoNation, Inc. and Michael E. Maroone.	8-K	001-13107	10.1	1/23/15
10.9	Letter Agreement, dated February 13, 2013, regarding dealership name usage.	10-Q	001-13107	10.1	4/19/13

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.10	Separation Agreement, dated January 10, 2014, by and between AutoNation, Inc. and Michael J. Short.	8-K	001-13107	10.1	1/10/14
10.11	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.12	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.13	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.14	AutoNation, Inc. 2014 Non-Employee Director Equity Plan.	10-Q	001-13107	10.6	4/18/14
10.15	Terms of Non-Employee Director Restricted Stock Units granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan.	10-Q	001-13107	10.2	7/17/14
10.16	AutoNation, Inc. Senior Executive Incentive Bonus Plan.	8-K	001-13107	10.1	2/2/12
10.17	AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08
10.18	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05
10.19	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09
10.20	Form of Restricted Stock Agreement under the 2008 Employee Equity Incentive and Incentive Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09
10.21	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.22	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2009-2013).	10-Q	001-13107	10.5	4/24/09
10.23	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2014 and thereafter).	8-K	001-13107	10.1	3/7/14
10.24	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2014 and thereafter).	8-K	001-13107	10.2	3/7/14
10.25	Written Description of Compensatory Arrangement.	10-K	001-13107	10.21	2/13/14
10.26	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation, effective as of February 6, 2015.	8-K	001-13107	10.1	2/6/15
10.27	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.28	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.29	Amended and Restated Credit Agreement, dated December 3, 2014, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	12/4/14
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
Exhibits 10.1 through 10.26 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.