Form 10-Q
period 2015-03-31
AUTONATION, INC.
filed 2015-04-22
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of April 20, 2015, the registrant had 114,025,251 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74.1	$75.4
Receivables, net	778.0	817.8
Inventory	2,928.4	2,899.0
Other current assets	204.8	207.0
Total Current Assets	3,985.3	3,999.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $951.2 million and $930.5 million, respectively	2,433.3	2,422.0
GOODWILL	1,321.7	1,314.7
OTHER INTANGIBLE ASSETS, NET	369.2	354.7
OTHER ASSETS	329.0	309.1
Total Assets	$8,438.5	$8,399.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,041.3	$2,090.7
Vehicle floorplan payable - non-trade	961.1	1,006.5
Accounts payable	287.9	264.7
Current maturities of long-term debt	25.2	25.0
Other current liabilities	540.1	495.1
Total Current Liabilities	3,855.6	3,882.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,030.5	2,103.4
DEFERRED INCOME TAXES	140.6	137.9
OTHER LIABILITIES	206.2	204.3
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at March 31, 2015, and December 31, 2014, including shares held in treasury	1.6	1.6
Additional paid-in capital	66.9	61.8
Retained earnings	3,868.1	3,756.6
Treasury stock, at cost; 49,645,702 and 50,248,909 shares held, respectively	(1,731.0)	(1,747.9)
Total Shareholders’ Equity	2,205.6	2,072.1
Total Liabilities and Shareholders’ Equity	$8,438.5	$8,399.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
New vehicle	$2,769.6	$2,428.6
Used vehicle	1,193.2	1,049.7
Parts and service	743.4	671.0
Finance and insurance, net	207.6	172.4
Other	30.4	41.8
TOTAL REVENUE	4,944.2	4,363.5
Cost of sales:
New vehicle	2,608.1	2,282.7
Used vehicle	1,089.5	955.4
Parts and service	423.4	384.3
Other	23.3	33.7
TOTAL COST OF SALES (excluding depreciation shown below)	4,144.3	3,656.1
Gross Profit:
New vehicle	161.5	145.9
Used vehicle	103.7	94.3
Parts and service	320.0	286.7
Finance and insurance	207.6	172.4
Other	7.1	8.1
TOTAL GROSS PROFIT	799.9	707.4
Selling, general, and administrative expenses	557.6	500.7
Depreciation and amortization	28.7	25.6
Other income, net	(1.3)	(8.0)
OPERATING INCOME	214.9	189.1
Non-operating income (expense) items:
Floorplan interest expense	(13.2)	(13.2)
Other interest expense	(21.4)	(21.6)
Interest income	0.1	—
Other income, net	1.1	1.5
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	181.5	155.8
Income tax provision	69.8	60.3
NET INCOME FROM CONTINUING OPERATIONS	111.7	95.5
Loss from discontinued operations, net of income taxes	(0.2)	(0.4)
NET INCOME	$111.5	$95.1
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.98	$0.80
Discontinued operations	$—	$—
Net income	$0.98	$0.80
Weighted average common shares outstanding	113.6	119.5
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.97	$0.79
Discontinued operations	$—	$—
Net income	$0.97	$0.78
Weighted average common shares outstanding	115.1	121.3
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	113.9	119.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2014	163,562,149	$1.6	$61.8	$3,756.6	$(1,747.9)	$2,072.1
Net income	—	—	—	111.5	—	111.5
Repurchases of common stock	—	—	—	—	(9.6)	(9.6)
Stock-based compensation expense	—	—	11.1	—	—	11.1
Shares awarded under stock-based compensation plans, including income tax benefit of $8.1	—	—	(6.0)	—	26.5	20.5
BALANCE AT MARCH 31, 2015	163,562,149	$1.6	$66.9	$3,868.1	$(1,731.0)	$2,205.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2015	2014
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$111.5	$95.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.2	0.4
Depreciation and amortization	28.7	25.6
Amortization of debt issuance costs and accretion of debt discounts	1.1	1.4
Stock-based compensation expense	11.1	7.3
Deferred income tax provision	2.7	1.5
Net gain related to business/property dispositions	(1.5)	(8.3)
Non-cash impairment charges	0.2	0.3
Excess tax benefit from stock-based awards	(8.1)	(5.7)
Other	(0.8)	(1.2)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	38.5	74.0
Inventory	(23.0)	115.5
Other assets	1.4	(11.9)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	(43.6)	(143.2)
Accounts payable	26.6	(0.6)
Other liabilities	54.8	65.7
Net cash provided by continuing operations	199.8	215.9
Net cash used in discontinued operations	(0.2)	(0.3)
Net cash provided by operating activities	199.6	215.6
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(66.4)	(49.3)
Property operating lease buy-outs	—	(0.4)
Proceeds from the sale of property and equipment	0.2	—
Proceeds from assets held for sale	—	0.2
Cash received from business divestitures, net of cash relinquished	15.7	10.0
Cash used in business acquisitions, net of cash acquired	(27.7)	—
Proceeds from the sale of restricted investments	—	0.5
Other	(1.4)	(3.3)
Net cash used in continuing operations	(79.6)	(42.3)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(79.6)	(42.3)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2015	2014
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(9.6)	(116.2)
Proceeds from revolving credit facility	540.0	290.0
Payments of revolving credit facility	(615.0)	(305.0)
Net payments of vehicle floorplan payable - non-trade	(54.1)	(41.9)
Payments of mortgage facility	(2.4)	(2.3)
Payments of capital leases and other debt obligations	(0.7)	(18.9)
Proceeds from the exercise of stock options	12.4	15.3
Excess tax benefit from stock-based awards	8.1	5.7
Net cash used in continuing operations	(121.3)	(173.3)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(121.3)	(173.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(1.3)	—
CASH AND CASH EQUIVALENTS at beginning of period	75.4	69.2
CASH AND CASH EQUIVALENTS at end of period	$74.1	$69.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2015, we owned and operated 282 new vehicle franchises from 232 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the three months ended March 31, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
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
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update should be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This accounting standard

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

update is effective for interim and annual reporting periods beginning after December 15, 2016, with no early adoption permitted. However, the FASB recently agreed to propose a one-year deferral of the effective date for all entities along with the option to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this accounting standard update to have a material impact on our balance sheet.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2015	December 31, 2014
Trade receivables	$125.1	$125.0
Manufacturer receivables	180.4	198.3
Other	35.1	37.9
	340.6	361.2
Less: Allowances	(4.0)	(3.7)
	336.6	357.5
Contracts-in-transit and vehicle receivables	441.4	460.3
Receivables, net	$778.0	$817.8

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2015	December 31, 2014
New vehicles	$2,291.8	$2,294.3
Used vehicles	470.6	437.6
Parts, accessories, and other	166.0	167.1
Inventory	$2,928.4	$2,899.0

The components of vehicle floorplan payable are as follows:

	March 31, 2015	December 31, 2014
Vehicle floorplan payable - trade	$2,041.3	$2,090.7
Vehicle floorplan payable - non-trade	961.1	1,006.5
Vehicle floorplan payable	$3,002.4	$3,097.2

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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the three months ended March 31, 2015, and 1.7% for the three months ended March 31, 2014. At March 31, 2015, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $315.0 million, of which $182.1 million had been borrowed. The remaining borrowing capacity of $132.9 million was limited to $107.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the three months ended March 31, 2015, and 1.8% for the three months ended March 31, 2014. At March 31, 2015, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $3.8 billion, of which $2.8 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	March 31, 2015	December 31, 2014
Goodwill	$1,321.7	$1,314.7

Franchise rights - indefinite-lived	$362.8	$348.1
Other intangibles	12.6	12.6
	375.4	360.7
Less: accumulated amortization	(6.2)	(6.0)
Other intangible assets, net	$369.2	$354.7
Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual impairment test as of April 30, 2015.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually as of April 30 for impairment. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2015.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
6.75% Senior Notes due 2018	$397.3	$397.1
5.5% Senior Notes due 2020	350.0	350.0
Revolving credit facility due 2019	1,035.0	1,110.0
Mortgage facility (1)	183.1	185.5
Capital leases and other debt	90.3	85.8
	2,055.7	2,128.4
Less: current maturities	(25.2)	(25.0)
Long-term debt, net of current maturities	$2,030.5	$2,103.4
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
At March 31, 2015, we had outstanding $397.3 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2015, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2015, we had borrowings outstanding of $1.0 billion under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.9 million at March 31, 2015, leaving an additional borrowing capacity under the revolving credit facility of $719.1 million at March 31, 2015.
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
Other Debt
At March 31, 2015, we had $183.1 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At March 31, 2015, we had capital lease and other debt obligations of $90.3 million, which are due at various dates through 2034.

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
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the credit agreement, the maximum leverage ratio is 3.75x and the maximum capitalization ratio is 70.0%. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2014 plus $1.53 billion.
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
Under the terms of our credit agreement, at March 31, 2015, our leverage ratio and capitalization ratio were as follows:

	March 31, 2015
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.15x
Capitalization ratio	≤ 70.0%	57.5%
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
Income taxes payable included in Other Current Liabilities totaled $57.8 million at March 31, 2015 and $17.5 million at December 31, 2014.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2009 to 2013 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2015	2014
Shares repurchased	0.2	2.4
Aggregate purchase price	$9.1	$115.7
Average purchase price per share	$60.46	$47.92

As of March 31, 2015, $271.6 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2015	2014
Shares issued	0.6	0.7
Proceeds from the exercise of stock options	$12.4	$15.3
Average exercise price per share	$20.15	$20.84

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended
	March 31,
	2015	2014
Shares issued	155,328	145,188
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	8,999	11,203

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2015	2014
Net income from continuing operations	$111.7	$95.5
Loss from discontinued operations, net of income taxes	(0.2)	(0.4)
Net income	$111.5	$95.1

Weighted average common shares outstanding used in calculating basic EPS	113.6	119.5
Effect of dilutive stock options	1.5	1.8
Weighted average common shares outstanding used in calculating diluted EPS	115.1	121.3

Basic EPS amounts:
Continuing operations	$0.98	$0.80
Discontinued operations	$—	$—
Net income	$0.98	$0.80

Diluted EPS amounts:
Continuing operations	$0.97	$0.79
Discontinued operations	$—	$—
Net income	$0.97	$0.78

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2015	2014
Anti-dilutive options excluded from the computation of diluted earnings per share	0.5	0.4

9.	DIVESTITURES
During the first quarter of 2015, we divested two Import stores and recorded a gain of $1.4 million ($0.9 million after-tax). During the first quarter of 2014, we divested our customer lead distribution business and recorded a gain of $8.3 million ($5.1 million after-tax). This business was reported in the “Corporate and other” category of our segment information. The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

10.	ACQUISITIONS
During the first quarter of 2015, we purchased a Mercedes-Benz store in Reno, Nevada, and a Volkswagen store in the Atlanta, Georgia market. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for these business combinations are tentative and subject to final adjustment. We did not purchase any stores during the three months ended March 31, 2014.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisitions that occurred during the first quarter of 2015 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire three month periods ended March 31, 2015 and 2014, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
In April 2015, we purchased a Chrysler Dodge Jeep Ram store in Valencia, California, and a Mercedes-Benz store in San Jose, California.

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
For three months ended March 31, 2015 and 2014, we believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2015 to 2034 are approximately $32 million at March 31, 2015. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2015. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At March 31, 2015, surety bonds, letters of credit, and cash deposits totaled $94.8 million, including $45.9 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At March 31, 2015 and 2014, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers and an auction operation, each of which generates revenues, as well as unallocated corporate overhead expenses and retrospective commissions for certain financing and insurance transactions that we arrange under agreements with third parties.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.
Reportable segment revenue and segment income are as follows:

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Domestic	$1,665.7	$1,473.0
Import	1,678.7	1,549.4
Premium Luxury	1,563.2	1,306.4
Total	4,907.6	4,328.8
Corporate and other	36.6	34.7
Total consolidated revenue	$4,944.2	$4,363.5

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended
	March 31,
	2015	2014
Segment income(1):
Domestic	$79.3	$63.8
Import	75.0	65.4
Premium Luxury	94.1	83.3
Total	248.4	212.5
Corporate and other	(46.7)	(36.6)
Other interest expense	(21.4)	(21.6)
Interest income	0.1	—
Other income, net	1.1	1.5
Income from continuing operations before income taxes	$181.5	$155.8

(1)	Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the three months ended March 31, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $180.4 million at March 31, 2015, and $198.3 million at December 31, 2014. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2015, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

14.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of judgment, and therefore cannot be determined with precision.
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

	March 31, 2015	December 31, 2014
Carrying value	$1,020.7	$1,018.4
Fair value	$1,131.3	$1,109.9

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
During the three months ended March 31, 2015 and 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations, and there were no significant impairment charges recorded for the carrying value of long-lived assets held for sale in continuing or discontinued operations.
As of March 31, 2015, we had long-lived assets held for sale of $68.7 million in continuing operations and $23.2 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

15.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $5.3 million for the three

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

months ended March 31, 2015. We did not enter into any capital leases during the three months ended March 31, 2014. We also had accrued purchases of property and equipment of $12.8 million at March 31, 2015 and $13.2 million at March 31, 2014. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments, including interest on vehicle inventory financing, of $31.5 million during the three months ended March 31, 2015, and $32.2 million during the three months ended March 31, 2014. We made income tax payments, net of income tax refunds, of $18.4 million during the three months ended March 31, 2015, and $8.9 million during the three months ended March 31, 2014.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2015, we owned and operated 282 new vehicle franchises from 232 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the three months ended March 31, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
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
At March 31, 2015, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2015, new vehicle sales accounted for approximately 56% of our total revenue, but approximately 20% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the three months ended March 31, 2015, contributed approximately 66% of our total gross profit for the same period.

Results of Operations
First Quarter 2015 compared to First Quarter 2014
During the three months ended March 31, 2015, we had net income from continuing operations of $111.7 million or $0.97 per share on a diluted basis, as compared to net income from continuing operations of $95.5 million or $0.79 per share on a diluted basis during the same period in 2014. Results for the three months ended March 31, 2014, were favorably impacted by a net gain related to business/property dispositions of $8.0 million ($5.0 million after-tax), primarily related to the divestiture of our customer lead distribution business.
Market Conditions
In the first quarter of 2015, U.S. industry new vehicle unit sales increased 6% as compared to the first quarter of 2014, driven by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.5 years compared to an average age of 9.8 years during the period from 2002 to 2007. Attractive products, continued access to affordable credit, and lower average fuel prices were also supportive of a strong selling environment. We expect continued growth in new vehicle unit sales in 2015, with full-year 2015 U.S. industry new vehicle unit sales above 17 million. However, actual sales may materially differ.
During the three months ended March 31, 2015, the warranty component of our parts and service business continued to benefit from elevated manufacturer recall activity. Additionally, after several years of decline, the number of recent-model-year vehicles in operation is growing due to increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business, and we believe that it will continue to benefit those components for the next several years. While the number of older vehicles in operation is expected to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 65,993 units in new vehicle inventory at March 31, 2015, 67,424 units at December 31, 2014, and 67,330 units at March 31, 2014.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $3.0 million at March 31, 2015, and $3.3 million at December 31, 2014.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.3 million at March 31, 2015, and $3.5 million at December 31, 2014.

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
Goodwill
Goodwill for our Domestic, Import, and Premium Luxury reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test as of April 30, 2015.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2015.
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

As of March 31, 2015, we had long-lived assets held for sale of $68.7 million in continuing operations and $23.2 million in discontinued operations. During the three months ended March 31, 2015 and 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations, and there were no significant impairment charges recorded for the carrying value of long-lived assets held for sale in continuing or discontinued operations. The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,769.6	$2,428.6	$341.0	14.0
Retail used vehicle	1,094.1	945.8	148.3	15.7
Wholesale	99.1	103.9	(4.8)	(4.6)
Used vehicle	1,193.2	1,049.7	143.5	13.7
Finance and insurance, net	207.6	172.4	35.2	20.4
Total variable operations(1)	4,170.4	3,650.7	519.7	14.2
Parts and service	743.4	671.0	72.4	10.8
Other	30.4	41.8	(11.4)
Total revenue	$4,944.2	$4,363.5	$580.7	13.3
Gross profit:
New vehicle	$161.5	$145.9	$15.6	10.7
Retail used vehicle	102.5	92.8	9.7	10.5
Wholesale	1.2	1.5	(0.3)
Used vehicle	103.7	94.3	9.4	10.0
Finance and insurance	207.6	172.4	35.2	20.4
Total variable operations(1)	472.8	412.6	60.2	14.6
Parts and service	320.0	286.7	33.3	11.6
Other	7.1	8.1	(1.0)
Total gross profit	799.9	707.4	92.5	13.1
Selling, general, and administrative expenses	557.6	500.7	(56.9)	(11.4)
Depreciation and amortization	28.7	25.6	(3.1)
Other income, net	(1.3)	(8.0)	(6.7)
Operating income	214.9	189.1	25.8	13.6
Non-operating income (expense) items:
Floorplan interest expense	(13.2)	(13.2)	—
Other interest expense	(21.4)	(21.6)	0.2
Interest income	0.1	—	0.1
Other income, net	1.1	1.5	(0.4)
Income from continuing operations before income taxes	$181.5	$155.8	$25.7	16.5
Retail vehicle unit sales:
New vehicle	78,560	71,223	7,337	10.3
Used vehicle	58,624	52,136	6,488	12.4
	137,184	123,359	13,825	11.2
Revenue per vehicle retailed:
New vehicle	$35,255	$34,099	$1,156	3.4
Used vehicle	$18,663	$18,141	$522	2.9
Gross profit per vehicle retailed:
New vehicle	$2,056	$2,048	$8	0.4
Used vehicle	$1,748	$1,780	$(32)	(1.8)
Finance and insurance	$1,513	$1,398	$115	8.2
Total variable operations(2)	$3,438	$3,333	$105	3.2

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2015 (%)	2014 (%)
Revenue mix percentages:
New vehicle	56.0	55.7
Used vehicle	24.1	24.1
Parts and service	15.0	15.4
Finance and insurance, net	4.2	4.0
Other	0.7	0.8
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	20.2	20.6
Used vehicle	13.0	13.3
Parts and service	40.0	40.5
Finance and insurance	26.0	24.4
Other	0.8	1.2
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.8	6.0
Used vehicle - retail	9.4	9.8
Parts and service	43.0	42.7
Total	16.2	16.2
Selling, general, and administrative expenses	11.3	11.5
Operating income	4.3	4.3
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.7	70.8
Operating income	26.9	26.7

	March 31,
	2015	2014
Days supply:
New vehicle (industry standard of selling days)	52 days	61 days
Used vehicle (trailing calendar month days)	34 days	31 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,692.1	$2,414.9	$277.2	11.5
Retail used vehicle	1,060.7	939.6	121.1	12.9
Wholesale	97.3	103.6	(6.3)	(6.1)
Used vehicle	1,158.0	1,043.2	114.8	11.0
Finance and insurance, net	203.4	171.4	32.0	18.7
Total variable operations(1)	4,053.5	3,629.5	424.0	11.7
Parts and service	722.7	666.3	56.4	8.5
Other	30.4	40.8	(10.4)
Total revenue	$4,806.6	$4,336.6	$470.0	10.8
Gross profit:
New vehicle	$154.2	$145.1	$9.1	6.3
Retail used vehicle	99.7	92.0	7.7	8.4
Wholesale	1.2	1.5	(0.3)
Used vehicle	100.9	93.5	7.4	7.9
Finance and insurance	203.4	171.4	32.0	18.7
Total variable operations(1)	458.5	410.0	48.5	11.8
Parts and service	310.1	284.6	25.5	9.0
Other	6.8	7.9	(1.1)
Total gross profit	$775.4	$702.5	$72.9	10.4
Retail vehicle unit sales:
New vehicle	76,919	70,676	6,243	8.8
Used vehicle	57,353	51,674	5,679	11.0
	134,272	122,350	11,922	9.7
Revenue per vehicle retailed:
New vehicle	$34,999	$34,169	$830	2.4
Used vehicle	$18,494	$18,183	$311	1.7
Gross profit per vehicle retailed:
New vehicle	$2,005	$2,053	$(48)	(2.3)
Used vehicle	$1,738	$1,780	$(42)	(2.4)
Finance and insurance	$1,515	$1,401	$114	8.1
Total variable operations(2)	$3,406	$3,339	$67	2.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2015 (%)	2014 (%)
Revenue mix percentages:
New vehicle	56.0	55.7
Used vehicle	24.1	24.1
Parts and service	15.0	15.4
Finance and insurance, net	4.2	4.0
Other	0.7	0.8
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	19.9	20.7
Used vehicle	13.0	13.3
Parts and service	40.0	40.5
Finance and insurance	26.2	24.4
Other	0.9	1.1
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.7	6.0
Used vehicle - retail	9.4	9.8
Parts and service	42.9	42.7
Total	16.1	16.2

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,769.6	$2,428.6	$341.0	14.0
Gross profit	$161.5	$145.9	$15.6	10.7
Retail vehicle unit sales	78,560	71,223	7,337	10.3
Revenue per vehicle retailed	$35,255	$34,099	$1,156	3.4
Gross profit per vehicle retailed	$2,056	$2,048	$8	0.4
Gross profit as a percentage of revenue	5.8%	6.0%
Days supply (industry standard of selling days)	52 days	61 days

	Three Months Ended March 31,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,692.1	$2,414.9	$277.2	11.5
Gross profit	$154.2	$145.1	$9.1	6.3
Retail vehicle unit sales	76,919	70,676	6,243	8.8
Revenue per vehicle retailed	$34,999	$34,169	$830	2.4
Gross profit per vehicle retailed	$2,005	$2,053	$(48)	(2.3)
Gross profit as a percentage of revenue	5.7%	6.0%

First Quarter 2015 compared to First Quarter 2014
Same store new vehicle revenue increased during the three months ended March 31, 2015, as compared to the same period in 2014, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence and lower average fuel prices. New product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended March 31, 2015, benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices. Same store revenue per new vehicle retailed also benefited from an increase in the average selling prices for Domestic and Import vehicles, partially offset by a decrease in the average selling price for Premium Luxury vehicles.
Same store gross profit per new vehicle retailed decreased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to a decrease in the gross profit per vehicle retailed for Premium Luxury vehicles, partially offset by a shift in mix toward Premium Luxury vehicles, which have a relatively higher average gross profit per vehicle retailed.
New Vehicle Inventories
Our new vehicle inventories were $2.3 billion or 52 days supply at March 31, 2015, as compared to new vehicle inventories of $2.3 billion or 54 days supply at December 31, 2014 and $2.2 billion or 61 days supply at March 31, 2014. We had 65,993 units in new vehicle inventory at March 31, 2015, 67,424 units at December 31, 2014, and 67,330 units at March 31, 2014.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
(In millions)	2015	2014	Variance
Floorplan assistance	$26.7	$24.0	$2.7
New vehicle floorplan interest expense	(12.5)	(12.7)	0.2
Net new vehicle inventory carrying benefit	$14.2	$11.3	$2.9
First Quarter 2015 compared to First Quarter 2014
The net new vehicle inventory carrying benefit increased during the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to an increase in floorplan assistance. Floorplan assistance increased primarily due to higher new vehicle sales.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,094.1	$945.8	$148.3	15.7
Wholesale revenue	99.1	103.9	(4.8)	(4.6)
Total revenue	$1,193.2	$1,049.7	$143.5	13.7
Retail gross profit	$102.5	$92.8	$9.7	10.5
Wholesale gross profit	1.2	1.5	(0.3)
Total gross profit	$103.7	$94.3	$9.4	10.0
Retail vehicle unit sales	58,624	52,136	6,488	12.4
Revenue per vehicle retailed	$18,663	$18,141	$522	2.9
Gross profit per vehicle retailed	$1,748	$1,780	$(32)	(1.8)
Gross profit as a percentage of revenue	9.4%	9.8%
Days supply (trailing calendar month days)	34 days	31 days

	Three Months Ended March 31,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,060.7	$939.6	$121.1	12.9
Wholesale revenue	97.3	103.6	(6.3)	(6.1)
Total revenue	$1,158.0	$1,043.2	$114.8	11.0
Retail gross profit	$99.7	$92.0	$7.7	8.4
Wholesale gross profit	1.2	1.5	(0.3)
Total gross profit	$100.9	$93.5	$7.4	7.9
Retail vehicle unit sales	57,353	51,674	5,679	11.0
Revenue per vehicle retailed	$18,494	$18,183	$311	1.7
Gross profit per vehicle retailed	$1,738	$1,780	$(42)	(2.4)
Gross profit as a percentage of revenue	9.4%	9.8%
First Quarter 2015 compared to First Quarter 2014
Same store retail used vehicle revenue increased during the three months ended March 31, 2015, as compared to the same period in 2014, due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed benefited primarily from an increase in the average selling price of used vehicles in the Domestic segment and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed decreased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to a decrease in the gross profit per vehicle retailed for Premium Luxury and Import vehicles.
Used Vehicle Inventories
Used vehicle inventories were $470.6 million or 34 days supply at March 31, 2015, compared to $437.6 million or 38 days supply at December 31, 2014, and $355.0 million or 31 days supply at March 31, 2014.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$743.4	$671.0	$72.4	10.8
Gross Profit	$320.0	$286.7	$33.3	11.6
Gross profit as a percentage of revenue	43.0%	42.7%
Same Store:
Revenue	$722.7	$666.3	$56.4	8.5
Gross Profit	$310.1	$284.6	$25.5	9.0
Gross profit as a percentage of revenue	42.9%	42.7%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
First Quarter 2015 compared to First Quarter 2014
During the three months ended March 31, 2015, same store parts and service gross profit increased as compared to the same period in 2014, primarily due to increases in gross profit associated with warranty of $9.3 million, the preparation of vehicles for sale of $6.7 million, customer-pay service of $4.9 million, and collision business of $2.9 million.
Warranty gross profit benefited from an increase in volume, driven primarily by elevated manufacturer recall activity. Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Customer-pay service gross profit benefited from improved operational execution and increased volume. Gross profit associated with our collision business benefited from increased volume referred by automotive insurance providers as well as an increase in the average repair value.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$207.6	$172.4	$35.2	20.4
Gross profit per vehicle retailed	$1,513	$1,398	$115	8.2
Same Store:
Revenue and gross profit	$203.4	$171.4	$32.0	18.7
Gross profit per vehicle retailed	$1,515	$1,401	$114	8.1

First Quarter 2015 compared to First Quarter 2014
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2015, as compared to the same period in 2014, due to increases in new and used vehicle unit volume and same store finance and insurance revenue and gross profit per vehicle retailed.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from a shift in mix toward and an increase in product penetration for more profitable vehicle service contracts, an increase in retrospective commissions, an increase in amounts financed per transaction, and an increase in revenue and gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table, revenue and segment income of our reportable segments is reconciled to consolidated revenue and consolidated operating income, respectively.

	Three Months Ended March 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,665.7	$1,473.0	$192.7	13.1
Import	1,678.7	1,549.4	129.3	8.3
Premium Luxury	1,563.2	1,306.4	256.8	19.7
Total	4,907.6	4,328.8	578.8	13.4
Corporate and other	36.6	34.7	1.9	5.5
Total consolidated revenue	$4,944.2	$4,363.5	$580.7	13.3
Segment income(1):
Domestic	$79.3	$63.8	$15.5	24.3
Import	75.0	65.4	9.6	14.7
Premium Luxury	94.1	83.3	10.8	13.0
Total	248.4	212.5	35.9	16.9
Corporate and other	(46.7)	(36.6)	(10.1)
Floorplan interest expense	13.2	13.2	—
Operating income	$214.9	$189.1	$25.8	13.6

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	25,750	23,815	1,935	8.1
Import	36,914	34,925	1,989	5.7
Premium Luxury	15,896	12,483	3,413	27.3
	78,560	71,223	7,337	10.3

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,665.7	$1,473.0	$192.7	13.1
Segment income	$79.3	$63.8	$15.5	24.3
Retail new vehicle unit sales	25,750	23,815	1,935	8.1
First Quarter 2015 compared to First Quarter 2014
Domestic revenue increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Domestic segment income increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Domestic segment income also benefited from an increase in parts and service gross profit, as well as increases in new vehicle unit volume and gross profit per new vehicle retailed. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,678.7	$1,549.4	$129.3	8.3
Segment income	$75.0	$65.4	$9.6	14.7
Retail new vehicle unit sales	36,914	34,925	1,989	5.7
First Quarter 2015 compared to First Quarter 2014
Import revenue increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in trade-in volume, as well as an increase in sales of certified pre-owned vehicles.
Import segment income increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Import segment income also benefited from an increase in parts and service gross profit. These increases were partially offset by an increase in variable expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,563.2	$1,306.4	$256.8	19.7
Segment income	$94.1	$83.3	$10.8	13.0
Retail new vehicle unit sales	15,896	12,483	3,413	27.3
First Quarter 2015 compared to First Quarter 2014
Premium Luxury revenue increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume. New and used vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2014 and the first quarter of 2015.
Premium Luxury segment income increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from the acquisitions noted in the paragraph above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

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

	Three Months Ended March 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$369.3	$328.9	$(40.4)	(12.3)
Advertising	42.0	40.6	(1.4)	(3.4)
Store and corporate overhead	146.3	131.2	(15.1)	(11.5)
Total	$557.6	$500.7	$(56.9)	(11.4)

SG&A as a % of total gross profit:
Compensation	46.2	46.5	30	bps
Advertising	5.3	5.7	40	bps
Store and corporate overhead	18.2	18.6	40	bps
Total	69.7	70.8	110	bps
First Quarter 2015 compared to First Quarter 2014
SG&A expenses increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to a performance-driven increase in compensation expense and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 69.7% during the three months ended March 31, 2015, from 70.8% in the same period in 2014.
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
Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest expense for the three months ended March 31, 2015, was flat compared to the same period in 2014.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our outstanding senior unsecured notes, mortgage facility, revolving credit facility, and term loan facility. Other interest expense for the three months ended March 31, 2015, was relatively flat compared to the same period in 2014.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

Our effective income tax rate was 38.5% for the three months ended March 31, 2015, and 38.7% for the three months ended March 31, 2014.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2015	December 31, 2014
Cash and Cash Equivalents	$74.1	$75.4
Revolving Credit Facility (1)	$719.1	$644.4
Secured Used Vehicle Floorplan Facilities (2)	$107.1	$50.2

(1)
Based on aggregate borrowings outstanding of $1.0 billion and outstanding letters of credit of $45.9 million at March 31, 2015, and aggregate borrowings outstanding of $1.1 billion and outstanding letters of credit of $45.6 million at December 31, 2014. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2015, surety bonds, letters of credit, and cash deposits totaled $94.8 million, including $45.9 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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

Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2015	2014
Shares repurchased	0.2	2.4
Aggregate purchase price	$9.1	$115.7
Average purchase price per share	$60.46	$47.92

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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Purchases of property and equipment, including operating lease buy-outs (1)	$62.9	$34.9

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $235 million in 2015, primarily related to our store facilities.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Cash received from (used in) business acquisitions, net	$(27.7)	$—
Cash received from (used in) business divestitures, net	$15.7	$10.0
During the first quarter of 2015, we purchased a Mercedes-Benz store in Reno, Nevada, and a Volkswagen store in the Atlanta, Georgia market. We did not purchase any stores during the three months ended March 31, 2014. In April 2015, we purchased a Chrysler Dodge Jeep Ram store in Valencia, California, and a Mercedes-Benz store in San Jose, California.
During the first quarter of 2015, we divested two Import stores. During the first quarter of 2014, we divested our customer lead distribution business, which was reported in the “Corporate and other” category of our segment information.

Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of March 31, 2015, and December 31, 2014.

(In millions)	March 31, 2015	December 31, 2014
6.75% Senior Notes due 2018	$397.3	$397.1
5.5% Senior Notes due 2020	350.0	350.0
Revolving credit facility due 2019	1,035.0	1,110.0
Mortgage facility (1)	183.1	185.5
Capital leases and other debt	90.3	85.8
	2,055.7	2,128.4
Less: current maturities	(25.2)	(25.0)
Long-term debt, net of current maturities	$2,030.5	$2,103.4

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At March 31, 2015, we had outstanding $397.3 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2015, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2015, we had borrowings outstanding of $1.0 billion under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.9 million at March 31, 2015, leaving an additional borrowing capacity under the revolving credit facility of $719.1 million at March 31, 2015.
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

Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $2.0 billion at March 31, 2015, and $2.1 billion at December 31, 2014. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $961.1 million at March 31, 2015, and $1.0 billion at December 31, 2014, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At March 31, 2015, the aggregate capacity under our used vehicle floorplan facilities was $315.0 million. As of that date, $182.1 million had been borrowed under those facilities, and the remaining borrowing capacity of $132.9 million was limited to $107.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At March 31, 2015, we had $183.1 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At March 31, 2015, we had capital lease and other debt obligations of $90.3 million, which are due at various dates through 2034.
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
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the credit agreement, the maximum leverage ratio is 3.75x and the maximum capitalization ratio is 70.0%. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2014 plus $1.53 billion. The specific terms of these covenants can be found in our credit agreement, which we filed with our Current Report on Form 8-K on December 4, 2014.
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
As of March 31, 2015, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2015, our leverage ratio and capitalization ratio were as follows:

	March 31, 2015
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.15x
Capitalization ratio	≤ 70.0%	57.5%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net cash provided by operating activities	$199.6	$215.6
Net cash used in investing activities	$(79.6)	$(42.3)
Net cash used in financing activities	$(121.3)	$(173.3)
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
Net cash provided by operating activities decreased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in cash used in business acquisitions, net of cash acquired, and an increase in property and equipment purchases, partially offset by an increase in cash received from business divestitures, net of cash relinquished.
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
During the three months ended March 31, 2015, we repurchased 0.2 million shares of common stock for an aggregate purchase price of $9.1 million (average purchase price per share of $60.46). In addition, during the three months ended March 31, 2015, 8,999 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the three months ended March 31, 2014, we repurchased 2.4 million shares of common stock for an aggregate purchase price of $115.7 million (average purchase price per share of $47.92). In addition, during the three months ended March 31, 2014, 11,203 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the three months ended March 31, 2015, we borrowed $540.0 million and repaid $615.0 million under our revolving credit facility, for net repayments of $75.0 million. During the three months ended March 31, 2014, we borrowed $290.0 million and repaid $305.0 million under our revolving credit facility, for net repayments of $15.0 million.
We made payments of capital lease and other debt obligations of $0.7 million during the three months ended March 31, 2015, and $18.9 million during the three months ended March 31, 2014.
We had proceeds from the exercise of stock options of $12.4 million during the three months ended March 31, 2015, and $15.3 million during the three months ended March 31, 2014.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net payments of $54.1 million for the three months ended March 31, 2015 and net payments of $41.9 million for the three months ended March 31, 2014.
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
We had $3.0 billion of variable rate vehicle floorplan payable at March 31, 2015, and $3.1 billion at December 31, 2014. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $30.0 million at March 31, 2015, and $31.0 million at December 31, 2014. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $1.0 billion of other variable rate debt outstanding at March 31, 2015 and $1.1 billion at December 31, 2014. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $10.4 million at March 31, 2015, and $11.1 million at December 31, 2014.
Our fixed rate debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of March 31, 2015, and as of December 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2015 - January 31, 2015	387	$58.58	—	$280.6
February 1, 2015 - February 28, 2015	—	$—	—	$280.6
March 1, 2015 - March 31, 2015	158,912	$60.58	150,300	$271.6
Total	159,299		150,300

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2015, $271.6 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the first quarter of 2015, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 8,999 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Amended Employment Agreement, dated January 15, 2015, by and between AutoNation, Inc. and Michael J. Jackson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2015).

10.2
Amended Employment Agreement, dated October 23, 2014, as amended and restated on January 23, 2015, by and between AutoNation, Inc. and Michael E. Maroone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2015).

10.3
AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2015).

10.4	Form of Stock Option Agreement under the AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”) for grants in 2015 and thereafter.
10.5	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2015 and thereafter.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 22, 2015	By:	/s/ Cheryl Scully
Cheryl Scully Executive Vice President and Chief Financial Officer

(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)