Form 10-Q
period 2015-06-30
AUTONATION, INC.
filed 2015-07-22
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of July 20, 2015, the registrant had 113,441,149 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65.3	$75.4
Receivables, net	770.6	817.8
Inventory	3,230.7	2,899.0
Other current assets	207.0	207.0
Total Current Assets	4,273.6	3,999.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $985.1 million and $930.5 million, respectively	2,489.2	2,422.0
GOODWILL	1,341.0	1,314.7
OTHER INTANGIBLE ASSETS, NET	392.4	354.7
OTHER ASSETS	343.2	309.1
Total Assets	$8,839.4	$8,399.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,289.8	$2,090.7
Vehicle floorplan payable - non-trade	1,031.6	1,006.5
Accounts payable	264.4	264.7
Commercial paper	298.5	—
Current maturities of long-term debt	24.6	25.0
Other current liabilities	486.8	495.1
Total Current Liabilities	4,395.7	3,882.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,805.5	2,103.4
DEFERRED INCOME TAXES	146.0	137.9
OTHER LIABILITIES	206.9	204.3
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at June 30, 2015, and December 31, 2014, including shares held in treasury	1.6	1.6
Additional paid-in capital	73.9	61.8
Retained earnings	3,983.2	3,756.6
Treasury stock, at cost; 50,206,792 and 50,248,909 shares held, respectively	(1,773.4)	(1,747.9)
Total Shareholders’ Equity	2,285.3	2,072.1
Total Liabilities and Shareholders’ Equity	$8,839.4	$8,399.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
New vehicle	$2,967.8	$2,736.9	$5,737.4	$5,165.5
Used vehicle	1,216.3	1,082.3	2,409.5	2,132.0
Parts and service	777.8	704.8	1,521.2	1,375.8
Finance and insurance, net	217.7	185.4	425.3	357.8
Other	44.7	79.1	75.1	120.9
TOTAL REVENUE	5,224.3	4,788.5	10,168.5	9,152.0
Cost of sales:
New vehicle	2,801.7	2,575.3	5,409.8	4,858.0
Used vehicle	1,125.2	993.0	2,214.7	1,948.4
Parts and service	440.6	404.0	864.0	788.3
Other	37.7	71.3	61.0	105.0
TOTAL COST OF SALES (excluding depreciation shown below)	4,405.2	4,043.6	8,549.5	7,699.7
Gross Profit:
New vehicle	166.1	161.6	327.6	307.5
Used vehicle	91.1	89.3	194.8	183.6
Parts and service	337.2	300.8	657.2	587.5
Finance and insurance	217.7	185.4	425.3	357.8
Other	7.0	7.8	14.1	15.9
TOTAL GROSS PROFIT	819.1	744.9	1,619.0	1,452.3
Selling, general, and administrative expenses	568.7	524.6	1,126.3	1,025.3
Depreciation and amortization	32.1	26.2	60.8	51.8
Other income, net	(3.8)	(3.7)	(5.1)	(11.7)
OPERATING INCOME	222.1	197.8	437.0	386.9
Non-operating income (expense) items:
Floorplan interest expense	(14.2)	(13.3)	(27.4)	(26.5)
Other interest expense	(21.6)	(21.3)	(43.0)	(42.9)
Interest income	—	0.1	0.1	0.1
Other income, net	0.5	0.9	1.6	2.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	186.8	164.2	368.3	320.0
Income tax provision	71.6	63.5	141.4	123.8
NET INCOME FROM CONTINUING OPERATIONS	115.2	100.7	226.9	196.2
Loss from discontinued operations, net of income taxes	(0.1)	(0.3)	(0.3)	(0.7)
NET INCOME	$115.1	$100.4	$226.6	$195.5
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.01	$0.85	$2.00	$1.64
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.01	$0.84	$1.99	$1.64
Weighted average common shares outstanding	113.8	119.1	113.7	119.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.00	$0.83	$1.97	$1.62
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.00	$0.83	$1.97	$1.61
Weighted average common shares outstanding	115.1	120.8	115.1	121.1
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	113.4	118.5	113.4	118.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2014	163,562,149	$1.6	$61.8	$3,756.6	$(1,747.9)	$2,072.1
Net income	—	—	—	226.6	—	226.6
Repurchases of common stock	—	—	—	—	(61.3)	(61.3)
Stock-based compensation expense	—	—	17.4	—	—	17.4
Shares awarded under stock-based compensation plans, including income tax benefit of $11.7	—	—	(5.3)	—	35.8	30.5
BALANCE AT JUNE 30, 2015	163,562,149	$1.6	$73.9	$3,983.2	$(1,773.4)	$2,285.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2015	2014
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$226.6	$195.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.3	0.7
Depreciation and amortization	60.8	51.8
Amortization of debt issuance costs and accretion of debt discounts	2.2	2.9
Stock-based compensation expense	17.4	17.3
Deferred income tax provision	8.1	6.6
Net gain related to business/property dispositions	(7.1)	(8.4)
Non-cash impairment charges	2.5	0.3
Excess tax benefit from stock-based awards	(11.7)	(10.7)
Other	(1.8)	(5.4)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	46.5	50.2
Inventory	(296.7)	50.9
Other assets	(16.2)	(19.0)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	205.1	(152.4)
Accounts payable	0.2	(4.6)
Other liabilities	6.6	35.7
Net cash provided by continuing operations	242.8	211.4
Net cash used in discontinued operations	(0.5)	(0.5)
Net cash provided by operating activities	242.3	210.9
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(135.2)	(101.7)
Property operating lease buy-outs	—	(0.4)
Proceeds from the sale of property and equipment	0.3	0.1
Proceeds from assets held for sale	8.7	2.4
Cash received from business divestitures, net of cash relinquished	15.7	9.8
Cash used in business acquisitions, net of cash acquired	(73.1)	—
Net change in restricted cash	(2.6)	—
Proceeds from the sale of restricted investments	—	0.5
Other	(3.8)	(6.0)
Net cash used in continuing operations	(190.0)	(95.3)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(190.0)	(95.3)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2015	2014
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(61.3)	(182.2)
Proceeds from revolving credit facility	1,080.0	610.0
Payments of revolving credit facility	(1,390.0)	(545.0)
Net proceeds from commercial paper	298.5	—
Net payments of vehicle floorplan payable - non-trade	(10.2)	(7.8)
Payments of mortgage facility	(4.8)	(4.5)
Payments of capital leases and other debt obligations	(5.1)	(19.6)
Proceeds from the exercise of stock options	18.8	22.1
Excess tax benefit from stock-based awards	11.7	10.7
Net cash used in continuing operations	(62.4)	(116.3)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(62.4)	(116.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(10.1)	(0.7)
CASH AND CASH EQUIVALENTS at beginning of period	75.4	69.2
CASH AND CASH EQUIVALENTS at end of period	$65.3	$68.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2015, we owned and operated 293 new vehicle franchises from 237 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the six months ended June 30, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
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
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This accounting standard

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

update was originally effective for interim and annual reporting periods beginning after December 15, 2016, with no early adoption permitted. However, the FASB recently decided to delay the effective date by one year for all entities with the option to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this accounting standard update will not have a material impact on our balance sheet.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30, 2015	December 31, 2014
Trade receivables	$125.8	$125.0
Manufacturer receivables	180.5	198.3
Other	40.4	37.9
	346.7	361.2
Less: Allowances	(3.8)	(3.7)
	342.9	357.5
Contracts-in-transit and vehicle receivables	405.3	460.3
Income tax refundable (see Note 6)	22.4	—
Receivables, net	$770.6	$817.8

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2015	December 31, 2014
New vehicles	$2,565.0	$2,294.3
Used vehicles	494.7	437.6
Parts, accessories, and other	171.0	167.1
Inventory	$3,230.7	$2,899.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of vehicle floorplan payable are as follows:

	June 30, 2015	December 31, 2014
Vehicle floorplan payable - trade	$2,289.8	$2,090.7
Vehicle floorplan payable - non-trade	1,031.6	1,006.5
Vehicle floorplan payable	$3,321.4	$3,097.2
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
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally allow the manufacturer to draft against new vehicle floorplan facilities so the lender directly funds the manufacturer for the purchase of new vehicle inventory. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the six months ended June 30, 2015, and 1.7% for the six months ended June 30, 2014. At June 30, 2015, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $335.0 million, of which $232.7 million had been borrowed. The remaining borrowing capacity of $102.3 million was limited to $85.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the six months ended June 30, 2015, and 1.8% for the six months ended June 30, 2014. At June 30, 2015, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $3.9 billion, of which $3.1 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	June 30, 2015	December 31, 2014
Goodwill	$1,341.0	$1,314.7

Franchise rights - indefinite-lived	$385.7	$348.1
Other intangibles	13.1	12.6
	398.8	360.7
Less: accumulated amortization	(6.4)	(6.0)
Other intangible assets, net	$392.4	$354.7

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
We completed our qualitative assessment of any potential goodwill impairment as of April 30, 2015. Based on our qualitative assessment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we were therefore not required to perform the two-step goodwill impairment test for any of our reporting units.
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
We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2015. Based on our qualitative assessment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.

5.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
6.75% Senior Notes due 2018	$397.5	$397.1
5.5% Senior Notes due 2020	350.0	350.0
Revolving credit facility due 2019	800.0	1,110.0
Mortgage facility (1)	180.7	185.5
Capital leases and other debt	101.9	85.8
	1,830.1	2,128.4
Less: current maturities	(24.6)	(25.0)
Long-term debt, net of current maturities	$1,805.5	$2,103.4
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
At June 30, 2015, we had outstanding $397.5 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At June 30, 2015, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2015, we had borrowings outstanding of $800.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit,

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

which was $45.9 million at June 30, 2015, leaving an additional borrowing capacity under the revolving credit facility of $954.1 million at June 30, 2015.
Our revolving credit facility provides for a commitment fee on undrawn amounts of 0.20% and various interest rates on borrowings generally at LIBOR plus 1.50%. The interest rate charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the interest rate.
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
Other Long-term Debt
At June 30, 2015, we had $180.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At June 30, 2015, we had capital lease and other debt obligations of $101.9 million, which are due at various dates through 2034.
Commercial Paper
On May 22, 2015, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $300.0 million. The interest rate for the commercial paper notes varies based on market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are guaranteed by substantially all of our subsidiaries. Proceeds from the issuance of commercial paper notes will be used to repay borrowings under the revolving credit facility, to finance acquisitions and for working capital, capital expenditures, share repurchases and/or other general corporate purposes. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program.
At June 30, 2015, we had $298.5 million of commercial paper notes outstanding with a weighted-average annual interest rate of 0.85% and a weighted-average remaining term of 13 days.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our failure to comply with the covenants contained in our debt agreements could result in the acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.
Under the terms of our credit agreement, at June 30, 2015, our leverage ratio and capitalization ratio were as follows:

	June 30, 2015
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.18x
Capitalization ratio	≤ 70.0%	58.8%
Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.
In the event of a downgrade in our credit ratings, neither the covenants described above nor availability under our credit agreement would be impacted. However, a downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.

6.	INCOME TAXES
Income taxes refundable included in Receivables, Net totaled $22.4 million at June 30, 2015. Income taxes payable included in Other Current Liabilities totaled $17.5 million at December 31, 2014.
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
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shares repurchased	0.8	1.1	0.9	3.6
Aggregate purchase price	$50.0	$64.1	$59.1	$179.8
Average purchase price per share	$62.78	$56.05	$62.41	$50.53

As of June 30, 2015, $221.6 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shares issued	0.3	0.3	0.9	1.1
Proceeds from the exercise of stock options	$6.3	$6.8	$18.8	$22.1
Average exercise price per share	$24.96	$19.44	$21.55	$20.39

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shares issued	1,754	4,692	157,082	149,880
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	26,928	33,274	35,927	44,477

8.	EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income from continuing operations	$115.2	$100.7	$226.9	$196.2
Loss from discontinued operations, net of income taxes	(0.1)	(0.3)	(0.3)	(0.7)
Net income	$115.1	$100.4	$226.6	$195.5

Weighted average common shares outstanding used in calculating basic EPS	113.8	119.1	113.7	119.3
Effect of dilutive stock options	1.3	1.7	1.4	1.8
Weighted average common shares outstanding used in calculating diluted EPS	115.1	120.8	115.1	121.1

Basic EPS amounts:
Continuing operations	$1.01	$0.85	$2.00	$1.64
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.01	$0.84	$1.99	$1.64

Diluted EPS amounts:
Continuing operations	$1.00	$0.83	$1.97	$1.62
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.00	$0.83	$1.97	$1.61

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Anti-dilutive options excluded from the computation of diluted earnings per share	0.5	0.5	0.5	0.5

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	DIVESTITURES
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
We purchased five stores during the six months ended June 30, 2015. During the second quarter of 2015, we purchased a Mercedes-Benz store in San Jose, California, a Chrysler Dodge Jeep Ram store in Valencia, California, and a Jaguar, Land Rover, and Volvo store in Spokane, Washington. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for these business combinations are preliminary and subject to final adjustment. We did not purchase any stores during the six months ended June 30, 2014.
The acquisitions that occurred during the six months ended June 30, 2015 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire three and six month periods ended June 30, 2015 and 2014, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of June 30, 2015 and 2014, we believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2015 to 2034 are approximately $31 million at June 30, 2015. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2015. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2015, surety bonds, letters of credit, and cash deposits totaled $94.8 million, including $45.9 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At June 30, 2015 and 2014, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
Reportable segment revenue and segment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Domestic	$1,764.2	$1,604.9	$3,429.9	$3,077.9
Import	1,795.0	1,717.8	3,473.7	3,267.2
Premium Luxury	1,633.0	1,431.9	3,196.2	2,738.3
Total	5,192.2	4,754.6	10,099.8	9,083.4
Corporate and other	32.1	33.9	68.7	68.6
Total consolidated revenue	$5,224.3	$4,788.5	$10,168.5	$9,152.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment income(1):
Domestic	$84.9	$70.5	$164.2	$134.3
Import	80.1	77.5	155.1	142.9
Premium Luxury	94.4	85.8	188.5	169.1
Total	259.4	233.8	507.8	446.3
Corporate and other	(51.5)	(49.3)	(98.2)	(85.9)
Other interest expense	(21.6)	(21.3)	(43.0)	(42.9)
Interest income	—	0.1	0.1	0.1
Other income, net	0.5	0.9	1.6	2.4
Income from continuing operations before income taxes	$186.8	$164.2	$368.3	$320.0

(1)	Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the six months ended June 30, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $180.5 million at June 30, 2015, and $198.3 million at December 31, 2014. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2015, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

•
Cash and cash equivalents, accounts receivable, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, commercial paper, and variable rate debt: The amounts reported in the accompanying Unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

•
Fixed rate long-term debt: Our fixed rate debt primarily consists of amounts outstanding under our senior unsecured notes and mortgages. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). We estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the aggregate carrying values and fair values of our fixed rate debt is as follows:

	June 30, 2015	December 31, 2014
Carrying value	$1,030.1	$1,018.4
Fair value	$1,118.4	$1,109.9

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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2015 and 2014, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during the three and six months ended June 30, 2015 and 2014.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2015 and 2014. Based on our qualitative assessments, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
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
During the three and six months ended June 30, 2015, we recorded an impairment charge of $1.7 million related to long-lived assets held and used in continuing operations. The non-cash impairment charge is included in Other Expenses (Income), Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information. During the three and six months ended June 30, 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
During the three and six months ended June 30, 2015 and 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held for sale in continuing or discontinued operations. As of June 30, 2015, we had long-lived assets held for sale of $63.0 million in continuing operations and $23.2 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

15.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $21.2 million for the six months ended June 30, 2015, and $2.0 million for the six months ended June 30, 2014. We also had accrued purchases of property and equipment of $15.2 million at June 30, 2015 and $13.8 million at June 30, 2014. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments, including interest on vehicle inventory financing, of $68.2 million during the six months ended June 30, 2015, and $67.8 million during the six months ended June 30, 2014. We made income tax payments, net of income tax refunds, of $161.0 million during the six months ended June 30, 2015, and $140.6 million during the six months ended June 30, 2014.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2015, we owned and operated 293 new vehicle franchises from 237 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the six months ended June 30, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
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
At June 30, 2015, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2015, new vehicle sales accounted for approximately 56% of our total revenue and approximately 20% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue and approximately 12% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the six months ended June 30, 2015, contributed approximately 67% of our total gross profit for the same period.

Results of Operations
Second Quarter 2015 compared to Second Quarter 2014
During the three months ended June 30, 2015, we had net income from continuing operations of $115.2 million or $1.00 per share on a diluted basis, as compared to net income from continuing operations of $100.7 million or $0.83 per share on a diluted basis during the same period in 2014.
First Six Months 2015 compared to First Six Months 2014
During the six months ended June 30, 2015, we had net income from continuing operations of $226.9 million or $1.97 per share on a diluted basis, as compared to net income from continuing operations of $196.2 million or $1.62 per share on a diluted basis during the same period in 2014. Results for the six months ended June 30, 2014, were favorably impacted by a net gain related to business/property dispositions of $8.1 million ($5.0 million after-tax), primarily related to the divestiture of our customer lead distribution business.
Market Conditions
In the second quarter of 2015, U.S. industry new vehicle unit sales increased 3.3% as compared to the second quarter of 2014, primarily driven by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.5 years compared to an average age of 9.8 years during the period from 2002 to 2007. Attractive products, continued access to affordable credit, and lower average fuel prices were also supportive of a strong selling environment. We expect continued growth in new vehicle unit sales in 2015, with full-year 2015 U.S. industry new vehicle unit sales above 17 million. However, actual sales may materially differ.
During the three and six months ended June 30, 2015, the warranty component of our parts and service business continued to benefit from elevated manufacturer recall activity. Additionally, after several years of decline, the number of recent-model-year vehicles in operation is growing due to increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business, and we believe that it will continue to benefit those components for the next several years. While the number of older vehicles in operation is expected to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles.
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
During the second quarter of 2015, we launched the sale of an AutoNation-branded extended service contract, the AutoNation Vehicle Protection Plan (the “AutoNation VPP”), in our Domestic and Import stores in certain markets. We expect that the rollout of the AutoNation VPP will be completed during the second half of 2015 and that finance and insurance revenue and gross profit will benefit from sales of the AutoNation VPP.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 71,733 units in new vehicle inventory at June 30, 2015, 67,424 units at December 31, 2014, and 65,244 units at June 30, 2014.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $3.3 million at June 30, 2015, and $3.3 million at December 31, 2014.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.7 million at June 30, 2015, and $3.5 million at December 31, 2014.

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

Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2015, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 46 stores and totaled $385.7 million at April 30, 2015, are evaluated for impairment on a franchise-by-franchise basis annually. We completed our annual qualitative assessment of potential franchise rights impairment as of April 30, 2015. Based on our qualitative assessment, we determined that we should perform a quantitative test for franchise rights related to seven stores, and no impairment charges resulted from these quantitative tests. Fair values of franchise rights are estimated by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. If, hypothetically, the fair value of each of the franchise rights for these seven stores had been determined to be 10% lower as of the valuation date, the resulting aggregate pre-tax impairment charge would have been approximately $2.5 million (approximately $1.5 million after-tax). The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store's franchise rights. Please see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
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
As of June 30, 2015, we had long-lived assets held for sale of $63.0 million in continuing operations and $23.2 million in discontinued operations.
During the three and six months ended June 30, 2015, we recorded an impairment charge of $1.7 million related to long-lived assets held and used in continuing operations. The non-cash impairment charge is included in Other Expenses (Income), Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information. During the three and six months ended June 30, 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
During the three and six months ended June 30, 2015 and 2014, there were no significant impairment charges recorded for the carrying value of long-lived assets held for sale in continuing or discontinued operations.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,967.8	$2,736.9	$230.9	8.4	$5,737.4	$5,165.5	$571.9	11.1
Retail used vehicle	1,109.1	989.1	120.0	12.1	2,203.2	1,934.9	268.3	13.9
Wholesale	107.2	93.2	14.0	15.0	206.3	197.1	9.2	4.7
Used vehicle	1,216.3	1,082.3	134.0	12.4	2,409.5	2,132.0	277.5	13.0
Finance and insurance, net	217.7	185.4	32.3	17.4	425.3	357.8	67.5	18.9
Total variable operations(1)	4,401.8	4,004.6	397.2	9.9	8,572.2	7,655.3	916.9	12.0
Parts and service	777.8	704.8	73.0	10.4	1,521.2	1,375.8	145.4	10.6
Other	44.7	79.1	(34.4)		75.1	120.9	(45.8)
Total revenue	$5,224.3	$4,788.5	$435.8	9.1	$10,168.5	$9,152.0	$1,016.5	11.1
Gross profit:
New vehicle	$166.1	$161.6	$4.5	2.8	$327.6	$307.5	$20.1	6.5
Retail used vehicle	91.4	88.7	2.7	3.0	193.9	181.5	12.4	6.8
Wholesale	(0.3)	0.6	(0.9)		0.9	2.1	(1.2)
Used vehicle	91.1	89.3	1.8	2.0	194.8	183.6	11.2	6.1
Finance and insurance	217.7	185.4	32.3	17.4	425.3	357.8	67.5	18.9
Total variable operations(1)	474.9	436.3	38.6	8.8	947.7	848.9	98.8	11.6
Parts and service	337.2	300.8	36.4	12.1	657.2	587.5	69.7	11.9
Other	7.0	7.8	(0.8)		14.1	15.9	(1.8)
Total gross profit	819.1	744.9	74.2	10.0	1,619.0	1,452.3	166.7	11.5
Selling, general, and administrative expenses	568.7	524.6	(44.1)	(8.4)	1,126.3	1,025.3	(101.0)	(9.9)
Depreciation and amortization	32.1	26.2	(5.9)		60.8	51.8	(9.0)
Other income, net	(3.8)	(3.7)	0.1		(5.1)	(11.7)	(6.6)
Operating income	222.1	197.8	24.3	12.3	437.0	386.9	50.1	12.9
Non-operating income (expense) items:
Floorplan interest expense	(14.2)	(13.3)	(0.9)		(27.4)	(26.5)	(0.9)
Other interest expense	(21.6)	(21.3)	(0.3)		(43.0)	(42.9)	(0.1)
Interest income	—	0.1	(0.1)		0.1	0.1	—
Other income, net	0.5	0.9	(0.4)		1.6	2.4	(0.8)
Income from continuing operations before income taxes	$186.8	$164.2	$22.6	13.8	$368.3	$320.0	$48.3	15.1
Retail vehicle unit sales:
New vehicle	85,245	80,554	4,691	5.8	163,805	151,777	12,028	7.9
Used vehicle	57,370	52,656	4,714	9.0	115,994	104,792	11,202	10.7
	142,615	133,210	9,405	7.1	279,799	256,569	23,230	9.1
Revenue per vehicle retailed:
New vehicle	$34,815	$33,976	$839	2.5	$35,026	$34,033	$993	2.9
Used vehicle	$19,332	$18,784	$548	2.9	$18,994	$18,464	$530	2.9
Gross profit per vehicle retailed:
New vehicle	$1,949	$2,006	$(57)	(2.8)	$2,000	$2,026	$(26)	(1.3)
Used vehicle	$1,593	$1,685	$(92)	(5.5)	$1,672	$1,732	$(60)	(3.5)
Finance and insurance	$1,526	$1,392	$134	9.6	$1,520	$1,395	$125	9.0
Total variable operations(2)	$3,332	$3,271	$61	1.9	$3,384	$3,300	$84	2.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 (%)	2014 (%)	2015 (%)	2014 (%)
Revenue mix percentages:
New vehicle	56.8	57.2	56.4	56.4
Used vehicle	23.3	22.6	23.7	23.3
Parts and service	14.9	14.7	15.0	15.0
Finance and insurance, net	4.2	3.9	4.2	3.9
Other	0.8	1.6	0.7	1.4
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.3	21.7	20.2	21.2
Used vehicle	11.1	12.0	12.0	12.6
Parts and service	41.2	40.4	40.6	40.5
Finance and insurance	26.6	24.9	26.3	24.6
Other	0.8	1.0	0.9	1.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	5.9	5.7	6.0
Used vehicle - retail	8.2	9.0	8.8	9.4
Parts and service	43.4	42.7	43.2	42.7
Total	15.7	15.6	15.9	15.9
Selling, general, and administrative expenses	10.9	11.0	11.1	11.2
Operating income	4.3	4.1	4.3	4.2
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.4	70.4	69.6	70.6
Operating income	27.1	26.6	27.0	26.6

	June 30,
	2015	2014
Days supply:
New vehicle (industry standard of selling days)	63 days	59 days
Used vehicle (trailing calendar month days)	36 days	36 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,866.7	$2,723.2	$143.5	5.3	$5,558.7	$5,138.2	$420.5	8.2
Retail used vehicle	1,069.0	982.9	86.1	8.8	2,129.8	1,922.5	207.3	10.8
Wholesale	105.1	92.9	12.2	13.1	202.5	196.6	5.9	3.0
Used vehicle	1,174.1	1,075.8	98.3	9.1	2,332.3	2,119.1	213.2	10.1
Finance and insurance, net	212.1	184.4	27.7	15.0	415.5	355.9	59.6	16.7
Total variable operations(1)	4,252.9	3,983.4	269.5	6.8	8,306.5	7,613.2	693.3	9.1
Parts and service	751.4	700.3	51.1	7.3	1,474.1	1,366.6	107.5	7.9
Other	44.7	79.2	(34.5)		75.0	119.7	(44.7)
Total revenue	$5,049.0	$4,762.9	$286.1	6.0	$9,855.6	$9,099.5	$756.1	8.3
Gross profit:
New vehicle	$158.2	$160.9	$(2.7)	(1.7)	$312.5	$306.0	$6.5	2.1
Retail used vehicle	88.7	88.0	0.7	0.8	188.4	180.0	8.4	4.7
Wholesale	(0.3)	0.7	(1.0)		0.9	2.2	(1.3)
Used vehicle	88.4	88.7	(0.3)	(0.3)	189.3	182.2	7.1	3.9
Finance and insurance	212.1	184.4	27.7	15.0	415.5	355.9	59.6	16.7
Total variable operations(1)	458.7	434.0	24.7	5.7	917.3	844.1	73.2	8.7
Parts and service	324.3	298.6	25.7	8.6	634.4	583.2	51.2	8.8
Other	6.7	7.8	(1.1)		13.4	15.6	(2.2)
Total gross profit	$789.7	$740.4	$49.3	6.7	$1,565.1	$1,442.9	$122.2	8.5
Retail vehicle unit sales:
New vehicle	83,027	80,011	3,016	3.8	159,946	150,687	9,259	6.1
Used vehicle	55,780	52,218	3,562	6.8	113,133	103,892	9,241	8.9
	138,807	132,229	6,578	5.0	273,079	254,579	18,500	7.3
Revenue per vehicle retailed:
New vehicle	$34,527	$34,035	$492	1.4	$34,754	$34,098	$656	1.9
Used vehicle	$19,165	$18,823	$342	1.8	$18,826	$18,505	$321	1.7
Gross profit per vehicle retailed:
New vehicle	$1,905	$2,011	$(106)	(5.3)	$1,954	$2,031	$(77)	(3.8)
Used vehicle	$1,590	$1,685	$(95)	(5.6)	$1,665	$1,733	$(68)	(3.9)
Finance and insurance	$1,528	$1,395	$133	9.5	$1,522	$1,398	$124	8.9
Total variable operations(2)	$3,307	$3,277	$30	0.9	$3,356	$3,307	$49	1.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 (%)	2014 (%)	2015 (%)	2014 (%)
Revenue mix percentages:
New vehicle	56.8	57.2	56.4	56.5
Used vehicle	23.3	22.6	23.7	23.3
Parts and service	14.9	14.7	15.0	15.0
Finance and insurance, net	4.2	3.9	4.2	3.9
Other	0.8	1.6	0.7	1.3
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.0	21.7	20.0	21.2
Used vehicle	11.2	12.0	12.1	12.6
Parts and service	41.1	40.3	40.5	40.4
Finance and insurance	26.9	24.9	26.5	24.7
Other	0.8	1.1	0.9	1.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.5	5.9	5.6	6.0
Used vehicle - retail	8.3	9.0	8.8	9.4
Parts and service	43.2	42.6	43.0	42.7
Total	15.6	15.5	15.9	15.9

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,967.8	$2,736.9	$230.9	8.4	$5,737.4	$5,165.5	$571.9	11.1
Gross profit	$166.1	$161.6	$4.5	2.8	$327.6	$307.5	$20.1	6.5
Retail vehicle unit sales	85,245	80,554	4,691	5.8	163,805	151,777	12,028	7.9
Revenue per vehicle retailed	$34,815	$33,976	$839	2.5	$35,026	$34,033	$993	2.9
Gross profit per vehicle retailed	$1,949	$2,006	$(57)	(2.8)	$2,000	$2,026	$(26)	(1.3)
Gross profit as a percentage of revenue	5.6%	5.9%			5.7%	6.0%
Days supply (industry standard of selling days)	63 days	59 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,866.7	$2,723.2	$143.5	5.3	$5,558.7	$5,138.2	$420.5	8.2
Gross profit	$158.2	$160.9	$(2.7)	(1.7)	$312.5	$306.0	$6.5	2.1
Retail vehicle unit sales	83,027	80,011	3,016	3.8	159,946	150,687	9,259	6.1
Revenue per vehicle retailed	$34,527	$34,035	$492	1.4	$34,754	$34,098	$656	1.9
Gross profit per vehicle retailed	$1,905	$2,011	$(106)	(5.3)	$1,954	$2,031	$(77)	(3.8)
Gross profit as a percentage of revenue	5.5%	5.9%			5.6%	6.0%

Second Quarter 2015 compared to Second Quarter 2014
Same store new vehicle revenue increased during the three months ended June 30, 2015, as compared to the same period in 2014, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence and lower average fuel prices. New product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended June 30, 2015, benefited from an increase in the average selling prices for Domestic and Import vehicles, partially offset by a decrease in the average selling price for Premium Luxury vehicles. Same store revenue per new vehicle retailed also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices. Revenue per new vehicle retailed also benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store gross profit per new vehicle retailed decreased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to a competitive environment in the Import segment, as well as a shift in mix within the Premium Luxury segment toward new products with lower average gross profit per vehicle retailed.
First Six Months 2015 compared to First Six Months 2014
Same store new vehicle revenue increased during the six months ended June 30, 2015, as compared to the same period in 2014, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence and lower average fuel prices. New product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the six months ended June 30, 2015, benefited from an increase in the average selling prices for Domestic and Import vehicles, partially offset by a decrease in the average selling price for Premium Luxury vehicles. Same store revenue per new vehicle retailed also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.

Same store gross profit per new vehicle retailed decreased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to a shift in mix within the Premium Luxury segment toward new products with lower average gross profit per vehicle retailed, as well as a competitive environment in the Import segment.
Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
Floorplan assistance	$29.4	$26.7	$2.7	$56.1	$50.7	$5.4
New vehicle floorplan interest expense	(13.4)	(12.6)	(0.8)	(25.8)	(25.3)	(0.5)
Net new vehicle inventory carrying benefit	$16.0	$14.1	$1.9	$30.3	$25.4	$4.9
Second Quarter 2015 compared to Second Quarter 2014
The net new vehicle inventory carrying benefit increased during the three months ended June 30, 2015, as compared to the same period in 2014 primarily due to an increase in floorplan assistance. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit.
First Six Months 2015 compared to First Six Months 2014
The net new vehicle inventory carrying benefit increased during the six months ended June 30, 2015, as compared to the same period in 2014 primarily due to an increase in floorplan assistance. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit.
New Vehicle Inventories
Our new vehicle inventories were $2.6 billion or 63 days supply at June 30, 2015, as compared to new vehicle inventories of $2.3 billion or 54 days supply at December 31, 2014 and $2.2 billion or 59 days supply at June 30, 2014. We had 71,733 units in new vehicle inventory at June 30, 2015, 67,424 units at December 31, 2014, and 65,244 units at June 30, 2014.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,109.1	$989.1	$120.0	12.1	$2,203.2	$1,934.9	$268.3	13.9
Wholesale revenue	107.2	93.2	14.0	15.0	206.3	197.1	9.2	4.7
Total revenue	$1,216.3	$1,082.3	$134.0	12.4	$2,409.5	$2,132.0	$277.5	13.0
Retail gross profit	$91.4	$88.7	$2.7	3.0	$193.9	$181.5	$12.4	6.8
Wholesale gross profit	(0.3)	0.6	(0.9)		0.9	2.1	(1.2)
Total gross profit	$91.1	$89.3	$1.8	2.0	$194.8	$183.6	$11.2	6.1
Retail vehicle unit sales	57,370	52,656	4,714	9.0	115,994	104,792	11,202	10.7
Revenue per vehicle retailed	$19,332	$18,784	$548	2.9	$18,994	$18,464	$530	2.9
Gross profit per vehicle retailed	$1,593	$1,685	$(92)	(5.5)	$1,672	$1,732	$(60)	(3.5)
Gross profit as a percentage of revenue	8.2%	9.0%			8.8%	9.4%
Days supply (trailing calendar month days)	36 days	36 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,069.0	$982.9	$86.1	8.8	$2,129.8	$1,922.5	$207.3	10.8
Wholesale revenue	105.1	92.9	12.2	13.1	202.5	196.6	5.9	3.0
Total revenue	$1,174.1	$1,075.8	$98.3	9.1	$2,332.3	$2,119.1	$213.2	10.1
Retail gross profit	$88.7	$88.0	$0.7	0.8	$188.4	$180.0	$8.4	4.7
Wholesale gross profit	(0.3)	0.7	(1.0)		0.9	2.2	(1.3)
Total gross profit	$88.4	$88.7	$(0.3)	(0.3)	$189.3	$182.2	$7.1	3.9
Retail vehicle unit sales	55,780	52,218	3,562	6.8	113,133	103,892	9,241	8.9
Revenue per vehicle retailed	$19,165	$18,823	$342	1.8	$18,826	$18,505	$321	1.7
Gross profit per vehicle retailed	$1,590	$1,685	$(95)	(5.6)	$1,665	$1,733	$(68)	(3.9)
Gross profit as a percentage of revenue	8.3%	9.0%			8.8%	9.4%
Second Quarter 2015 compared to Second Quarter 2014
Same store retail used vehicle revenue increased during the three months ended June 30, 2015, as compared to the same period in 2014, due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale.
Same store revenue per used vehicle retailed benefited primarily from an increase in the average selling price of used vehicles for all three segments and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices. These benefits were partially offset by a shift in mix away from Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed decreased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to a decrease in the gross profit per vehicle retailed for Premium Luxury and Import vehicles.
First Six Months 2015 compared to First Six Months 2014
Same store retail used vehicle revenue increased during the six months ended June 30, 2015, as compared to the same period in 2014, due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale.

Same store revenue per used vehicle retailed benefited primarily from an increase in the average selling price of used vehicles for all three segments and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed decreased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to a decrease in the gross profit per vehicle retailed for Premium Luxury and Import vehicles.
Used Vehicle Inventories
Used vehicle inventories were $494.7 million or 36 days supply at June 30, 2015, compared to $437.6 million or 38 days supply at December 31, 2014, and $420.3 million or 36 days supply at June 30, 2014.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$777.8	$704.8	$73.0	10.4	$1,521.2	$1,375.8	$145.4	10.6
Gross Profit	$337.2	$300.8	$36.4	12.1	$657.2	$587.5	$69.7	11.9
Gross profit as a percentage of revenue	43.4%	42.7%			43.2%	42.7%
Same Store:
Revenue	$751.4	$700.3	$51.1	7.3	$1,474.1	$1,366.6	$107.5	7.9
Gross Profit	$324.3	$298.6	$25.7	8.6	$634.4	$583.2	$51.2	8.8
Gross profit as a percentage of revenue	43.2%	42.6%			43.0%	42.7%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
Second Quarter 2015 compared to Second Quarter 2014
During the three months ended June 30, 2015, same store parts and service gross profit increased as compared to the same period in 2014, primarily due to increases in gross profit associated with customer-pay service of $9.6 million, warranty of $5.9 million, the preparation of vehicles for sale of $5.7 million, and collision business of $3.2 million.
Customer-pay service gross profit benefited from improved operational execution and increased volume. Warranty gross profit benefited from an increase in volume, driven in part by elevated manufacturer recall activity. Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Gross profit associated with our collision business benefited from increased volume referred by automotive insurance providers as well as an increase in the average repair value.
First Six Months 2015 compared to First Six Months 2014
During the six months ended June 30, 2015, same store parts and service gross profit increased as compared to the same period in 2014, primarily due to increases in gross profit associated with warranty of $15.3 million, customer-pay service of $14.5 million, the preparation of vehicles for sale of $12.4 million, and collision business of $6.1 million.
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

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$217.7	$185.4	$32.3	17.4	$425.3	$357.8	$67.5	18.9
Gross profit per vehicle retailed	$1,526	$1,392	$134	9.6	$1,520	$1,395	$125	9.0
Same Store:
Revenue and gross profit	$212.1	$184.4	$27.7	15.0	$415.5	$355.9	$59.6	16.7
Gross profit per vehicle retailed	$1,528	$1,395	$133	9.5	$1,522	$1,398	$124	8.9

Second Quarter 2015 compared to Second Quarter 2014
Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2015, as compared to the same period in 2014, due to increases in same store finance and insurance revenue and gross profit per vehicle retailed and new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from a shift in mix toward and an increase in product penetration for more profitable vehicle service contracts, an increase in revenue and gross profit per transaction associated with arranging customer financing, and more customers financing vehicles through our stores.
First Six Months 2015 compared to First Six Months 2014
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2015, as compared to the same period in 2014, due to increases in same store finance and insurance revenue and gross profit per vehicle retailed and new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from a shift in mix toward and an increase in product penetration for more profitable vehicle service contracts, an increase in revenue and gross profit per transaction associated with arranging customer financing, and an increase in amounts financed per transaction.

Segment Results
In the following table, revenue and segment income of our reportable segments is reconciled to consolidated revenue and consolidated operating income, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,764.2	$1,604.9	$159.3	9.9	$3,429.9	$3,077.9	$352.0	11.4
Import	1,795.0	1,717.8	77.2	4.5	3,473.7	3,267.2	206.5	6.3
Premium Luxury	1,633.0	1,431.9	201.1	14.0	3,196.2	2,738.3	457.9	16.7
Total	5,192.2	4,754.6	437.6	9.2	10,099.8	9,083.4	1,016.4	11.2
Corporate and other	32.1	33.9	(1.8)	(5.3)	68.7	68.6	0.1	0.1
Total consolidated revenue	$5,224.3	$4,788.5	$435.8	9.1	$10,168.5	$9,152.0	$1,016.5	11.1
Segment income(1):
Domestic	$84.9	$70.5	$14.4	20.4	$164.2	$134.3	$29.9	22.3
Import	80.1	77.5	2.6	3.4	155.1	142.9	12.2	8.5
Premium Luxury	94.4	85.8	8.6	10.0	188.5	169.1	19.4	11.5
Total	259.4	233.8	25.6	10.9	507.8	446.3	61.5	13.8
Corporate and other	(51.5)	(49.3)	(2.2)		(98.2)	(85.9)	(12.3)
Floorplan interest expense	14.2	13.3	(0.9)		27.4	26.5	(0.9)
Operating income	$222.1	$197.8	$24.3	12.3	$437.0	$386.9	$50.1	12.9

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	27,871	26,182	1,689	6.5	53,621	49,997	3,624	7.2
Import	40,279	39,685	594	1.5	77,193	74,610	2,583	3.5
Premium Luxury	17,095	14,687	2,408	16.4	32,991	27,170	5,821	21.4
	85,245	80,554	4,691	5.8	163,805	151,777	12,028	7.9

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,764.2	$1,604.9	$159.3	9.9	$3,429.9	$3,077.9	$352.0	11.4
Segment income	$84.9	$70.5	$14.4	20.4	$164.2	$134.3	$29.9	22.3
Retail new vehicle unit sales	27,871	26,182	1,689	6.5	53,621	49,997	3,624	7.2
Second Quarter 2015 compared to Second Quarter 2014
Domestic revenue increased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Domestic segment income increased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Domestic segment income also benefited from increases in parts and service gross profit and new vehicle gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.
First Six Months 2015 compared to First Six Months 2014
Domestic revenue increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Domestic segment income increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Domestic segment income also benefited from increases in parts and service gross profit and new vehicle gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,795.0	$1,717.8	$77.2	4.5	$3,473.7	$3,267.2	$206.5	6.3
Segment income	$80.1	$77.5	$2.6	3.4	$155.1	$142.9	$12.2	8.5
Retail new vehicle unit sales	40,279	39,685	594	1.5	77,193	74,610	2,583	3.5
Second Quarter 2015 compared to Second Quarter 2014
Import revenue increased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale, as well as an increase in sales of certified pre-owned vehicles. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Import segment income increased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Import segment income also benefited from an increase in parts and service gross profit. Increases in Import segment income were partially offset by an increase in variable expenses and a decrease in new vehicle gross profit.
First Six Months 2015 compared to First Six Months 2014
Import revenue increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale, as well as an increase in sales of certified pre-owned vehicles. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Import segment income increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Import segment income also benefited from an increase in parts and service gross profit. Increases in Import segment income were partially offset by an increase in variable expenses and a decrease in new vehicle gross profit.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,633.0	$1,431.9	$201.1	14.0	$3,196.2	$2,738.3	$457.9	16.7
Segment income	$94.4	$85.8	$8.6	10.0	$188.5	$169.1	$19.4	11.5
Retail new vehicle unit sales	17,095	14,687	2,408	16.4	32,991	27,170	5,821	21.4
Second Quarter 2015 compared to Second Quarter 2014
Premium Luxury revenue increased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale. New and used vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2014 and the first and second quarters of 2015.
Premium Luxury segment income increased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Premium Luxury segment income also benefited from the acquisitions noted above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.
First Six Months 2015 compared to First Six Months 2014
Premium Luxury revenue increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale. New and used vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2014 and the first and second quarters of 2015.
Premium Luxury segment income increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from the acquisitions noted above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$365.4	$339.4	$(26.0)	(7.7)	$734.7	$668.3	$(66.4)	(9.9)
Advertising	49.2	44.3	(4.9)	(11.1)	91.2	84.9	(6.3)	(7.4)
Store and corporate overhead	154.1	140.9	(13.2)	(9.4)	300.4	272.1	(28.3)	(10.4)
Total	$568.7	$524.6	$(44.1)	(8.4)	$1,126.3	$1,025.3	$(101.0)	(9.9)

SG&A as a % of total gross profit:
Compensation	44.6	45.6	100	bps	45.4	46.0	60	bps
Advertising	6.0	5.9	(10)	bps	5.6	5.8	20	bps
Store and corporate overhead	18.8	18.9	10	bps	18.6	18.8	20	bps
Total	69.4	70.4	100	bps	69.6	70.6	100	bps
Second Quarter 2015 compared to Second Quarter 2014
SG&A expenses increased during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to a performance-driven increase in compensation expense and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 69.4% during the three months ended June 30, 2015, from 70.4% in the same period in 2014.
First Six Months 2015 compared to First Six Months 2014
SG&A expenses increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to a performance-driven increase in compensation expense and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 69.6% during the six months ended June 30, 2015, from 70.6% in the same period in 2014.
Other Income, Net (included in Operating Income)
During the second quarter of 2015, we recognized gains related to property dispositions of $5.8 million ($3.6 million after-tax), partially offset by a property impairment of $1.7 million ($1.1 million after-tax). During the second quarter of 2014, we recognized a gain related to a legal settlement of $4.0 million ($2.5 million after-tax). During the first quarter of 2014, we recognized a net gain related to business/property dispositions of $8.0 million ($5.0 million after-tax), primarily related to the divestiture of our customer lead distribution business.
Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2015 compared to Second Quarter 2014
Floorplan interest expense was $14.2 million for the three months ended June 30, 2015, compared to $13.3 million for the same period in 2014. The increase in floorplan interest expense of $0.9 million is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
First Six Months 2015 compared to First Six Months 2014
Floorplan interest expense was $27.4 million for the six months ended June 30, 2015, compared to $26.5 million for the same period in 2014. The increase in floorplan interest expense of $0.9 million is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.

Other Interest Expense
Other interest expense was incurred primarily on borrowings under our outstanding senior unsecured notes, revolving credit facility, commercial paper program, mortgage facility, and term loan facility. Other interest expense for the three and six months ended June 30, 2015, was comparable to the same periods in 2014.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 38.3% for the three months ended June 30, 2015, and 38.7% for the three months ended June 30, 2014.
Our effective income tax rate was 38.4% for the six months ended June 30, 2015, and 38.7% for the six months ended June 30, 2014.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that were closed prior to January 1, 2014.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2015	December 31, 2014
Cash and Cash Equivalents	$65.3	$75.4
Revolving Credit Facility (1)	$954.1	$644.4
Secured Used Vehicle Floorplan Facilities (2)	$85.5	$50.2

(1)
Based on aggregate borrowings outstanding of $800.0 million and outstanding letters of credit of $45.9 million at June 30, 2015, and aggregate borrowings outstanding of $1.1 billion and outstanding letters of credit of $45.6 million at December 31, 2014. See “Long-Term Debt – Credit Agreement” for additional information. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. At June 30, 2015, we had $298.5 million of commercial paper notes outstanding, which in effect reduced the available liquidity under our revolving credit facility by an equal amount. See “Commercial Paper” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2015, surety bonds, letters of credit, and cash deposits totaled $94.8 million, including $45.9 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Shares repurchased	0.8	1.1	0.9	3.6
Aggregate purchase price	$50.0	$64.1	$59.1	$179.8
Average purchase price per share	$62.78	$56.05	$62.41	$50.53
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Purchases of property and equipment, including operating lease buy-outs (1)	$71.2	$52.9	$134.1	$87.8

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

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
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Cash received from (used in) business acquisitions, net	$(45.4)	$—	$(73.1)	$—
Cash received from (used in) business divestitures, net	$—	$(0.2)	$15.7	$9.8
We purchased five stores during the six months ended June 30, 2015. During the second quarter of 2015, we purchased a Mercedes-Benz store in San Jose, California, a Chrysler Dodge Jeep Ram store in Valencia, California, and a Jaguar, Land Rover, and Volvo store in Spokane, Washington. We did not purchase any stores during the six months ended June 30, 2014.

During the six months ended June 30, 2015, we divested two Import stores. During the six months ended June 30, 2014, we divested our customer lead distribution business, which was reported in the “Corporate and other” category of our segment information.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt as of June 30, 2015, and December 31, 2014.

(In millions)	June 30, 2015	December 31, 2014
6.75% Senior Notes due 2018	$397.5	$397.1
5.5% Senior Notes due 2020	350.0	350.0
Revolving credit facility due 2019	800.0	1,110.0
Mortgage facility (1)	180.7	185.5
Capital leases and other debt	101.9	85.8
	1,830.1	2,128.4
Less: current maturities	(24.6)	(25.0)
Long-term debt, net of current maturities	$1,805.5	$2,103.4

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At June 30, 2015, we had outstanding $397.5 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At June 30, 2015, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2015, we had borrowings outstanding of $800.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.9 million at June 30, 2015, leaving an additional borrowing capacity under the revolving credit facility of $954.1 million at June 30, 2015.
Funds borrowed under our credit agreement may be used to repay indebtedness, finance acquisitions, and for working capital, capital expenditures, share repurchases, and other general corporate purposes.
Our revolving credit facility provides for a commitment fee on undrawn amounts of 0.20% and various interest rates on borrowings generally at LIBOR plus 1.50%. The interest rate charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the interest rate.
Borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries.

Other Long-Term Debt
At June 30, 2015, we had $180.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At June 30, 2015, we had capital lease and other debt obligations of $101.9 million, which are due at various dates through 2034.
Commercial Paper
On May 22, 2015, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $300.0 million. This program provides us with additional short-term financing flexibility and enhances our ability to take advantage of opportunities in the credit markets. The interest rate for the commercial paper notes varies based on market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are guaranteed by substantially all of our subsidiaries. Proceeds from the issuance of commercial paper notes will be used to repay borrowings under the revolving credit facility, to finance acquisitions and for working capital, capital expenditures, share repurchases and/or other general corporate purposes.
At June 30, 2015, we had $298.5 million of commercial paper notes outstanding with a weighted-average annual interest rate of 0.85% and a weighted-average remaining term of 13 days.
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
Our failure to comply with the covenants contained in our debt agreements could result in the acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.
As of June 30, 2015, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2015, our leverage ratio and capitalization ratio were as follows:

	June 30, 2015
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.18x
Capitalization ratio	≤ 70.0%	58.8%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.
In the event of a downgrade in our credit ratings, neither the covenants described above nor availability under our credit agreement would be impacted. However, a downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $2.3 billion at June 30, 2015, and $2.1 billion at December 31, 2014. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $1.0 billion at June 30, 2015, and $1.0 billion at December 31, 2014, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables. Financing decisions for our used vehicle inventories are dependent on a combination of factors, such as liquidity needs and pricing considerations, among others.
At June 30, 2015, the aggregate capacity under our used vehicle floorplan facilities was $335.0 million. As of that date, $232.7 million had been borrowed under those facilities, and the remaining borrowing capacity of $102.3 million was limited to $85.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2015	2014
Net cash provided by operating activities	$242.3	$210.9
Net cash used in investing activities	$(190.0)	$(95.3)
Net cash used in financing activities	$(62.4)	$(116.3)
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
Net cash provided by operating activities increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in earnings and a decrease in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.

Net cash used in investing activities increased during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in cash used in business acquisitions, net of cash acquired, and an increase in property and equipment purchases, partially offset by an increase in proceeds from the disposal of assets held for sale and an increase in cash received from business divestitures, net of cash relinquished.
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
During the six months ended June 30, 2015, we repurchased 0.9 million shares of common stock for an aggregate purchase price of $59.1 million (average purchase price per share of $62.41). In addition, during the six months ended June 30, 2015, 35,927 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the six months ended June 30, 2014, we repurchased 3.6 million shares of common stock for an aggregate purchase price of $179.8 million (average purchase price per share of $50.53). In addition, during the six months ended June 30, 2014, 44,477 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the six months ended June 30, 2015, we borrowed $1.1 billion and repaid $1.4 billion under our revolving credit facility, for net repayments of $310.0 million. On May 22, 2015, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $300.0 million. Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $298.5 million during the six months ended June 30, 2015.
During the six months ended June 30, 2014, we borrowed $610.0 million and repaid $545.0 million under our revolving credit facility, for net borrowings of $65.0 million.
We made payments of capital lease and other debt obligations of $5.1 million during the six months ended June 30, 2015, and $19.6 million during the six months ended June 30, 2014.
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
We had $3.3 billion of variable rate vehicle floorplan payable at June 30, 2015, and $3.1 billion at December 31, 2014. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $33.2 million at June 30, 2015, and $31.0 million at December 31, 2014. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $800.0 million of other variable rate debt outstanding at June 30, 2015 and $1.1 billion at December 31, 2014. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $8.0 million at June 30, 2015, and $11.1 million at December 31, 2014.
We had $298.5 million of commercial paper notes outstanding at June 30, 2015. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $3.0 million at June 30, 2015.
Our fixed rate long-term debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of June 30, 2015, and as of December 31, 2014.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2015 - April 30, 2015	—	$—	—	$271.6
May 1, 2015 - May 31, 2015	576,487	$62.55	575,000	$235.6
June 1, 2015 - June 30, 2015	246,899	$63.31	221,458	$221.6
Total	823,386		796,458

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2015, $221.6 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the second quarter of 2015, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 26,928 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION
On July 20, 2015, Alan J. McLaren provided notice of his resignation from his position as Senior Vice President, Customer Care of the Company effective July 31, 2015. From August 1, 2015 through September 30, 2015, Mr. McLaren will continue to serve as an employee of the Company in an advisory capacity on transition matters, with compensation consistent with his current compensation.
On July 21, 2015, the Company entered into a Transition and Separation Agreement (the “Agreement”) with Mr. McLaren in connection with his resignation. Pursuant to the terms of the Agreement, in consideration for, among other things, his compliance with confidentiality and cooperation obligations, as well as his compliance with all other agreements between him and the Company, including non-competition agreements, Mr. McLaren will receive severance compensation up to $532,208, less applicable taxes and withholdings, payable in semi-monthly installments over a maximum of eight months. Mr. McLaren’s restricted stock and stock options will be governed by the terms of his award agreements and the AutoNation, Inc. 2008 Employee Equity and Incentive Plan.
The foregoing summary of the Agreement is qualified in its entirety by reference to such Agreement. The Agreement is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Transition and Separation Agreement, dated July 21, 2015, by and between AutoNation, Inc. and Alan J. McLaren.
10.2
Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 22, 2015).

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

AUTONATION, INC.

Date:	July 22, 2015	By:	/s/ Christopher Cade
Christopher Cade Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)