Form 10-Q
period 2015-09-30
AUTONATION, INC.
filed 2015-10-28
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of October 26, 2015, the registrant had 110,624,843 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63.9	$75.4
Receivables, net	758.1	817.8
Inventory	3,226.9	2,899.0
Other current assets	202.7	207.0
Total Current Assets	4,251.6	3,999.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $981.1 million and $930.5 million, respectively	2,494.4	2,422.0
GOODWILL	1,346.0	1,314.7
OTHER INTANGIBLE ASSETS, NET	406.9	354.7
OTHER ASSETS	352.5	309.1
Total Assets	$8,851.4	$8,399.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,253.3	$2,090.7
Vehicle floorplan payable - non-trade	950.5	1,006.5
Accounts payable	282.4	264.7
Commercial paper	435.0	—
Current maturities of long-term debt	22.3	25.0
Other current liabilities	530.0	495.1
Total Current Liabilities	4,473.5	3,882.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,747.8	2,103.4
DEFERRED INCOME TAXES	161.0	137.9
OTHER LIABILITIES	204.2	204.3
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at September 30, 2015, and December 31, 2014, including shares held in treasury	1.6	1.6
Additional paid-in capital	78.7	61.8
Retained earnings	4,101.7	3,756.6
Treasury stock, at cost; 52,535,465 and 50,248,909 shares held, respectively	(1,917.1)	(1,747.9)
Total Shareholders’ Equity	2,264.9	2,072.1
Total Liabilities and Shareholders’ Equity	$8,851.4	$8,399.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
New vehicle	$3,113.6	$2,823.6	$8,851.0	$7,989.1
Used vehicle	1,205.4	1,148.5	3,614.9	3,280.5
Parts and service	783.3	717.4	2,304.5	2,093.2
Finance and insurance, net	227.1	196.5	652.4	554.3
Other	24.3	23.0	99.4	143.9
TOTAL REVENUE	5,353.7	4,909.0	15,522.2	14,061.0
Cost of sales:
New vehicle	2,942.8	2,666.5	8,352.6	7,524.5
Used vehicle	1,122.2	1,060.1	3,336.9	3,008.5
Parts and service	441.1	413.7	1,305.1	1,202.0
Other	17.3	15.8	78.3	120.8
TOTAL COST OF SALES (excluding depreciation shown below)	4,523.4	4,156.1	13,072.9	11,855.8
Gross Profit:
New vehicle	170.8	157.1	498.4	464.6
Used vehicle	83.2	88.4	278.0	272.0
Parts and service	342.2	303.7	999.4	891.2
Finance and insurance	227.1	196.5	652.4	554.3
Other	7.0	7.2	21.1	23.1
TOTAL GROSS PROFIT	830.3	752.9	2,449.3	2,205.2
Selling, general, and administrative expenses	568.7	522.3	1,695.0	1,547.6
Depreciation and amortization	32.9	27.2	93.7	79.0
Other income, net	(7.0)	(4.0)	(12.1)	(15.7)
OPERATING INCOME	235.7	207.4	672.7	594.3
Non-operating income (expense) items:
Floorplan interest expense	(14.7)	(13.1)	(42.1)	(39.6)
Other interest expense	(21.4)	(21.7)	(64.4)	(64.6)
Interest income	—	0.1	0.1	0.2
Other income (loss), net	(4.3)	1.1	(2.7)	3.5
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	195.3	173.8	563.6	493.8
Income tax provision	76.3	67.1	217.7	190.9
NET INCOME FROM CONTINUING OPERATIONS	119.0	106.7	345.9	302.9
Loss from discontinued operations, net of income taxes	(0.5)	(0.2)	(0.8)	(0.9)
NET INCOME	$118.5	$106.5	$345.1	$302.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.06	$0.91	$3.05	$2.56
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income	$1.05	$0.91	$3.05	$2.55
Weighted average common shares outstanding	112.4	117.0	113.3	118.5
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.05	$0.90	$3.02	$2.52
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income	$1.04	$0.90	$3.01	$2.51
Weighted average common shares outstanding	113.6	118.5	114.6	120.2
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	111.0	114.5	111.0	114.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2014	163,562,149	$1.6	$61.8	$3,756.6	$(1,747.9)	$2,072.1
Net income	—	—	—	345.1	—	345.1
Repurchases of common stock	—	—	—	—	(211.3)	(211.3)
Stock-based compensation expense	—	—	21.2	—	—	21.2
Shares awarded under stock-based compensation plans, including income tax benefit of $13.7	—	—	(4.3)	—	42.1	37.8
BALANCE AT SEPTEMBER 30, 2015	163,562,149	$1.6	$78.7	$4,101.7	$(1,917.1)	$2,264.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2015	2014
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$345.1	$302.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.8	0.9
Depreciation and amortization	93.7	79.0
Amortization of debt issuance costs and accretion of debt discounts	3.4	4.3
Stock-based compensation expense	21.2	21.5
Deferred income tax provision	23.1	11.9
Net gain related to business/property dispositions	(16.8)	(12.4)
Non-cash impairment charges	4.5	0.3
Excess tax benefit from stock-based awards	(13.7)	(15.4)
Other	3.1	(2.6)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	59.4	84.8
Inventory	(270.5)	146.7
Other assets	(9.9)	(25.3)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	168.6	(211.5)
Accounts payable	16.8	(3.0)
Other liabilities	47.3	72.6
Net cash provided by continuing operations	476.1	453.8
Net cash used in discontinued operations	(0.8)	(0.9)
Net cash provided by operating activities	475.3	452.9
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(179.5)	(151.9)
Property operating lease buy-outs	(8.5)	(0.4)
Proceeds from the sale of property and equipment	21.9	0.2
Proceeds from assets held for sale	10.1	2.6
Insurance recoveries on property and equipment	—	1.0
Cash received from business divestitures, net of cash relinquished	36.2	21.5
Cash used in business acquisitions, net of cash acquired	(123.8)	(13.3)
Net change in restricted cash	(3.8)	—
Proceeds from the sale of restricted investments	—	0.5
Other	(5.5)	(9.4)
Net cash used in continuing operations	(252.9)	(149.2)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(252.9)	(149.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2015	2014
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(211.3)	(378.3)
Proceeds from 3.35% Senior Notes due 2021	300.0	—
Proceeds from 4.5% Senior Notes due 2025	448.5	—
Proceeds from revolving credit facility	1,310.0	960.0
Payments of revolving credit facility	(2,420.0)	(850.0)
Net proceeds from commercial paper	435.0	—
Payment of debt issuance costs	(5.5)	—
Net payments of vehicle floorplan payable - non-trade	(112.9)	(53.0)
Payments of mortgage facility	(7.3)	(6.8)
Payments of capital leases and other debt obligations	(8.2)	(22.3)
Proceeds from the exercise of stock options	24.1	29.6
Excess tax benefit from stock-based awards	13.7	15.4
Net cash used in continuing operations	(233.9)	(305.4)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(233.9)	(305.4)
DECREASE IN CASH AND CASH EQUIVALENTS	(11.5)	(1.7)
CASH AND CASH EQUIVALENTS at beginning of period	75.4	69.2
CASH AND CASH EQUIVALENTS at end of period	$63.9	$67.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2015, we owned and operated 307 new vehicle franchises (including 10 Ram franchises that we did not count as separate franchises in prior periods) from 240 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles sold during the nine months ended September 30, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, and certain assumptions related to stock-based compensation.
Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This accounting standard

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

update was originally effective for interim and annual reporting periods beginning after December 15, 2016, with no early adoption permitted. However, in August 2015, the FASB issued an accounting standard update that delays the effective date by one year for all entities with the option to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an accounting standard update that allows the presentation of debt issuance costs related to line-of-credit arrangements as an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The amendments in these accounting standard updates are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of these accounting standard updates will not have a material impact on our balance sheet.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2015	December 31, 2014
Trade receivables	$127.8	$125.0
Manufacturer receivables	200.8	198.3
Other	36.6	37.9
	365.2	361.2
Less: allowances for doubtful accounts	(4.3)	(3.7)
	360.9	357.5
Contracts-in-transit and vehicle receivables	376.7	460.3
Income tax refundable (see Note 6)	20.5	—
Receivables, net	$758.1	$817.8

Trade receivables represent amounts due for parts and services that have been sold or delivered, excluding amounts due from manufacturers, as well as receivables from finance organizations for commissions on the sale of financing products. Manufacturer receivables represent amounts due from manufacturers for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2015	December 31, 2014
New vehicles	$2,543.3	$2,294.3
Used vehicles	511.6	437.6
Parts, accessories, and other	172.0	167.1
Inventory	$3,226.9	$2,899.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of vehicle floorplan payable are as follows:

	September 30, 2015	December 31, 2014
Vehicle floorplan payable - trade	$2,253.3	$2,090.7
Vehicle floorplan payable - non-trade	950.5	1,006.5
Vehicle floorplan payable	$3,203.8	$3,097.2
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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the nine months ended September 30, 2015, and 1.7% for the nine months ended September 30, 2014. At September 30, 2015, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $335.0 million, of which $148.3 million had been borrowed. The remaining borrowing capacity of $186.7 million was limited to $160.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the nine months ended September 30, 2015, and 1.8% for the nine months ended September 30, 2014. At September 30, 2015, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.1 billion, of which $3.1 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	September 30, 2015	December 31, 2014
Goodwill	$1,346.0	$1,314.7

Franchise rights - indefinite-lived	$399.4	$348.1
Other intangibles	14.1	12.6
	413.5	360.7
Less: accumulated amortization	(6.6)	(6.0)
Other intangible assets, net	$406.9	$354.7
See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
6.75% Senior Notes due 2018	$397.7	$397.1
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	—
4.5% Senior Notes due 2025	448.5	—
Revolving credit facility due 2019	—	1,110.0
Mortgage facility (1)	178.2	185.5
Capital leases and other debt	95.7	85.8
	1,770.1	2,128.4
Less: current maturities	(22.3)	(25.0)
Long-term debt, net of current maturities	$1,747.8	$2,103.4
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
On September 21, 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes were sold at 99.998% of the aggregate principal amount. Interest on the 2021 Notes is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021. At September 30, 2015, we had outstanding $300.0 million of 2021 Notes, net of debt discount.
On September 21, 2015, we also issued $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at 99.663% of the aggregate principal amount. Interest on the 2025 Notes is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025. At September 30, 2015, we had outstanding $448.5 million of 2025 Notes, net of debt discount.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes. Proceeds from the issuance of these senior unsecured notes were used to reduce borrowings under our revolving credit facility and for general corporate purposes. In connection with the issuance of the 2021 Notes and 2025 Notes, we incurred approximately $6.7 million in debt issuance costs that will be amortized to interest expense over the terms of the related debt arrangements.
At September 30, 2015, we had outstanding $397.7 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2015, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2015, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.9 million at September 30, 2015, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at September 30, 2015. As of September 30, 2015, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.6 billion.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our revolving credit facility provides for a commitment fee on undrawn amounts ranging from 0.175% to 0.25% and interest on borrowings at LIBOR or the base rate, in each case plus an applicable margin. The applicable margin ranges from 1.25% to 1.625% for LIBOR borrowings and 0.25% to 0.625% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the interest rate.
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
Other Long-Term Debt
At September 30, 2015, we had $178.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At September 30, 2015, we had capital lease and other debt obligations of $95.7 million, which are due at various dates through 2034.
Commercial Paper
On May 22, 2015, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $300.0 million. On August 4, 2015, we increased the maximum aggregate principal amount that may be outstanding at any time to $1.0 billion. The interest rate for the commercial paper notes varies based on duration and market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are guaranteed by substantially all of our subsidiaries. Proceeds from the issuance of commercial paper notes are used to repay borrowings under the revolving credit facility, to finance acquisitions and for working capital, capital expenditures, share repurchases and/or other general corporate purposes. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. A downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
At September 30, 2015, we had $435.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 0.83% and a weighted-average remaining term of 11 days.
Restrictions and Covenants
Our credit agreement, the indentures for our senior unsecured notes, our vehicle floorplan facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
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
The indentures for our senior unsecured notes contain certain limited covenants, including limitations on liens and sale and leaseback transactions. Our mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our failure to comply with the covenants contained in our debt agreements could result in the acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.
Under the terms of our credit agreement, at September 30, 2015, our leverage ratio and capitalization ratio were as follows:

	September 30, 2015
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.20x
Capitalization ratio	≤ 70.0%	58.8%
Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.

6.	INCOME TAXES
Income taxes refundable included in Receivables, Net totaled $20.5 million at September 30, 2015. Income taxes payable included in Other Current Liabilities totaled $17.5 million at December 31, 2014.
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

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares repurchased	2.5	4.4	3.5	8.0
Aggregate purchase price	$150.0	$235.9	$209.1	$415.7
Average purchase price per share	$59.83	$53.15	$60.54	$51.98

In September 2015, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. From October 1, 2015 through October 26, 2015, AutoNation repurchased 0.4 million shares of common stock for an aggregate purchase price of $24.4 million (average purchase price per share of $60.05). As of October 26, 2015, $297.2 million remained available for share repurchases under the program.
Our Board of Directors authorized the retirement of 43.0 million shares of our treasury stock in October 2015, which assumed the status of authorized but unissued shares. Upon the retirement of treasury stock, it is our policy to charge the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital. Any amounts exceeding additional paid-in capital are charged to retained earnings. This retirement had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, retained earnings, and treasury stock accounts were adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares issued	0.2	0.4	1.1	1.5
Proceeds from the exercise of stock options	$5.4	$7.5	$24.1	$29.6
Average exercise price per share	$26.94	$17.54	$22.55	$19.59

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares issued	2,360	4,020	159,442	153,900
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	500	1,788	36,427	46,265

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income from continuing operations	$119.0	$106.7	$345.9	$302.9
Loss from discontinued operations, net of income taxes	(0.5)	(0.2)	(0.8)	(0.9)
Net income	$118.5	$106.5	$345.1	$302.0

Weighted average common shares outstanding used in calculating basic EPS	112.4	117.0	113.3	118.5
Effect of dilutive stock options	1.2	1.5	1.3	1.7
Weighted average common shares outstanding used in calculating diluted EPS	113.6	118.5	114.6	120.2

Basic EPS amounts(1):
Continuing operations	$1.06	$0.91	$3.05	$2.56
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income	$1.05	$0.91	$3.05	$2.55

Diluted EPS amounts(1):
Continuing operations	$1.05	$0.90	$3.02	$2.52
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income	$1.04	$0.90	$3.01	$2.51
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Anti-dilutive options excluded from the computation of diluted earnings per share	0.9	0.7	0.7	0.5

9.	DIVESTITURES
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
We purchased eight stores during the nine months ended September 30, 2015. During the third quarter of 2015, we purchased a Mercedes-Benz store, an Audi store, and a Subaru and Volkswagen store in the Baltimore, Maryland market. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for these business combinations are preliminary and subject to final adjustment. We purchased one store during the nine months ended September 30, 2014.
The acquisitions that occurred during the nine months ended September 30, 2015 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire three and nine month periods ended September 30, 2015 and 2014, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
In August 2015, we announced that we have entered into an agreement to acquire 13 stores located in Georgia, Alabama, and Tennessee. The stores to be acquired include Chrysler, Dodge, Jeep, Ram, Fiat, Ford, Lincoln, Honda, Hyundai, and Volkswagen franchises. This acquisition remains subject to customary closing conditions and is expected to be completed in the fourth quarter of 2015. In October 2015, we announced that we have entered into an agreement to acquire 12 stores located in Texas. The stores to be acquired include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, and Sprinter franchises. This acquisition remains subject to customary closing conditions and is expected to be completed in the first quarter of 2016.

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
As of September 30, 2015 and 2014, we believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2016 to 2034 are approximately $30 million at September 30, 2015. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2015. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2015, surety bonds, letters of credit, and cash deposits totaled $95.9 million, including $45.9 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At September 30, 2015 and 2014, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reportable segment revenue and segment income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Domestic	$1,869.1	$1,660.7	$5,299.0	$4,738.6
Import	1,837.4	1,787.8	5,311.1	5,055.0
Premium Luxury	1,607.0	1,422.9	4,803.2	4,161.2
Total	5,313.5	4,871.4	15,413.3	13,954.8
Corporate and other	40.2	37.6	108.9	106.2
Total consolidated revenue	$5,353.7	$4,909.0	$15,522.2	$14,061.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment income(1):
Domestic	$94.6	$76.7	$258.8	$211.0
Import	85.5	77.1	240.6	220.0
Premium Luxury	85.4	84.0	273.9	253.1
Total	265.5	237.8	773.3	684.1
Corporate and other	(44.5)	(43.5)	(142.7)	(129.4)
Other interest expense	(21.4)	(21.7)	(64.4)	(64.6)
Interest income	—	0.1	0.1	0.2
Other income (loss), net	(4.3)	1.1	(2.7)	3.5
Income from continuing operations before income taxes	$195.3	$173.8	$563.6	$493.8

(1)	Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles sold during the nine months ended September 30, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $200.8 million at September 30, 2015, and $198.3 million at December 31, 2014. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2015, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	September 30, 2015	December 31, 2014
Carrying value	$1,770.1	$1,018.4
Fair value	$1,869.0	$1,109.9

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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2015 and 2014, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during the three and nine months ended September 30, 2015 and 2014.
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
The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2015:

	2015		2014
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$10.2	$(1.7)	$—	$—
Long-lived assets held for sale:
Continuing operations	$13.7	$(2.8)	$0.3	$(0.3)
Discontinued operations	5.3	(0.8)	6.9	(0.2)
Total long-lived assets held for sale	$19.0	$(3.6)	$7.2	$(0.5)
Long-Lived Assets Held and Used in Continuing Operations
During the nine months ended September 30, 2015, we recorded a non-cash impairment charge of $1.7 million related to long-lived assets held and used in continuing operations. This non-cash impairment charge is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information. During the three months ended September 30, 2015, there were no impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the three and nine months ended September 30, 2014, there were no impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
Long-Lived Assets Held for Sale in Continuing Operations
During the nine months ended September 30, 2015, we recorded non-cash impairment charges of $2.8 million related to long-lived assets held for sale in continuing operations. During the three months ended September 30, 2015, we recorded non-cash impairment charges of $2.7 million related to long-lived assets held for sale in continuing operations.
During the nine months ended September 30, 2014, we recorded an impairment charge of $0.3 million related to long-lived assets held for sale in continuing operations. We recorded no impairment charges during the three months ended September 30, 2014.
The non-cash impairment charges related to assets held for sale in continuing operations are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Discontinued Operations
During the three and nine months ended September 30, 2015, we recorded a non-cash impairment charge of $0.8 million related to long-lived assets held for sale in discontinued operations.
During the nine months ended September 30, 2014, we recorded a non-cash impairment charge of $0.2 million related to long-lived assets held for sale in discontinued operations. We recorded no impairment charges during the three months ended September 30, 2014.
The non-cash impairment charges related to assets held for sale in discontinued operations are included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.
As of September 30, 2015, we had long-lived assets held for sale of $65.2 million in continuing operations and $22.3 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

15.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $18.1 million for the nine months ended September 30, 2015, and $11.6 million for the nine months ended September 30, 2014. We also had accrued purchases of property and equipment of $16.5 million at September 30, 2015 and $15.7 million at September 30, 2014. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments, including interest on vehicle inventory financing, of $101.0 million during the nine months ended September 30, 2015, and $99.7 million during the nine months ended September 30, 2014. We made income tax payments, net of income tax refunds, of $218.1 million during the nine months ended September 30, 2015, and $180.4 million during the nine months ended September 30, 2014.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2015, we owned and operated 307 new vehicle franchises (including 10 Ram franchises that we did not count as separate franchises in prior periods) from 240 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles sold during the nine months ended September 30, 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
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
At September 30, 2015, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

Results of Operations
During the three months ended September 30, 2015, we had net income from continuing operations of $119.0 million or $1.05 per share on a diluted basis, as compared to net income from continuing operations of $106.7 million or $0.90 per share on a diluted basis during the same period in 2014. During the nine months ended September 30, 2015, we had net income from continuing operations of $345.9 million or $3.02 per share on a diluted basis, as compared to net income from continuing operations of $302.9 million or $2.52 per share on a diluted basis during the same period in 2014.
For the nine months ended September 30, 2015, new vehicle sales accounted for approximately 57% of our total revenue and approximately 20% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue and approximately 11% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the nine months ended September 30, 2015, contributed approximately 67% of our total gross profit for the same period.
Market Conditions
In the third quarter of 2015, U.S. industry new vehicle unit sales increased 6.2% as compared to the third quarter of 2014, primarily driven by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.5 years compared to an average age of 9.8 years during the period from 2002 to 2007. Attractive products, continued access to affordable credit, and lower average fuel prices were also supportive of a strong selling environment. We expect continued growth in new vehicle unit sales in 2015, with full-year 2015 U.S. industry new vehicle unit sales above 17 million. However, actual sales may materially differ.
During the three and nine months ended September 30, 2015, the warranty component of our parts and service business continued to benefit from elevated manufacturer recall activity. Additionally, after several years of decline, the number of recent-model-year vehicles in operation is growing due to increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business, and we believe that it will continue to benefit those components for the next several years. While the number of older vehicles in operation is expected to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles.
In September 2015, Volkswagen issued a stop-sale order on 2015 vehicles equipped with certain diesel engines that do not meet certain state and/or federal clean air standards and has also withdrawn its application to U.S. regulators to certify certain 2016 diesel engine vehicles. We owned six Volkswagen stores with less than 300 vehicles subject to the stop-sale order at September 30, 2015. New vehicle unit sales from our six Volkswagen stores represented less than 1% of our total consolidated new vehicle unit sales for the nine months ended September 30, 2015. Volkswagen has committed to taking actions to stabilize profitability of stores in the United States, through additional floorplan reimbursements and certain incentive payments.
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
During the second quarter of 2015, we launched the sale of an AutoNation-branded extended service contract, the AutoNation Vehicle Protection Plan (the “AutoNation VPP”), in our Domestic and Import stores in certain markets. The rollout of the AutoNation VPP was substantially completed in October 2015. We expect finance and insurance revenue and gross profit will benefit from sales of the AutoNation VPP.
In September 2015, we announced a policy to not sell, lease, or wholesale any new or used vehicle that has an open safety recall. We generally expect to receive the parts necessary to repair vehicles under an open safety recall within a short timeframe, and therefore do not expect our open safety recall policy to have a material adverse impact on the value of our used vehicle inventory. As noted below under “Inventory Management,” we record estimated losses on used vehicle inventory, and our open safety recall policy did not have a material impact on the amount recorded as of September 30, 2015.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 69,694 units in new vehicle inventory at September 30, 2015, 67,424 units at December 31, 2014, and 62,831 units at September 30, 2014.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $4.1 million at September 30, 2015, and $3.3 million at December 31, 2014.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.8 million at September 30, 2015, and $3.5 million at December 31, 2014.

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
As of September 30, 2015, we had long-lived assets held for sale of $65.2 million in continuing operations and $22.3 million in discontinued operations.
During the nine months ended September 30, 2015, we recorded a non-cash impairment charge of $1.7 million related to long-lived assets held and used in continuing operations. The non-cash impairment charge is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information. During the three months ended September 30, 2015, there were no impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
During the nine months ended September 30, 2015, we recorded non-cash impairment charges of $2.8 million related to long-lived assets held for sale in continuing operations. During the three months ended September 30, 2015, we recorded non-cash impairment charges of $2.7 million related to long-lived assets held for sale in continuing operations. The non-cash impairment charges related to assets held for sale in continuing operations are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
During the three and nine months ended September 30, 2015 and 2014, we recorded a non-cash impairment charge of $0.8 million related to long-lived assets held for sale in discontinued operations. The non-cash impairment charge is included in Loss from Discontinued Operations in our our Unaudited Condensed Consolidated Statements of Income.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,113.6	$2,823.6	$290.0	10.3	$8,851.0	$7,989.1	$861.9	10.8
Retail used vehicle	1,103.1	1,046.2	56.9	5.4	3,306.3	2,981.1	325.2	10.9
Wholesale	102.3	102.3	—	—	308.6	299.4	9.2	3.1
Used vehicle	1,205.4	1,148.5	56.9	5.0	3,614.9	3,280.5	334.4	10.2
Finance and insurance, net	227.1	196.5	30.6	15.6	652.4	554.3	98.1	17.7
Total variable operations(1)	4,546.1	4,168.6	377.5	9.1	13,118.3	11,823.9	1,294.4	10.9
Parts and service	783.3	717.4	65.9	9.2	2,304.5	2,093.2	211.3	10.1
Other	24.3	23.0	1.3		99.4	143.9	(44.5)
Total revenue	$5,353.7	$4,909.0	$444.7	9.1	$15,522.2	$14,061.0	$1,461.2	10.4
Gross profit:
New vehicle	$170.8	$157.1	$13.7	8.7	$498.4	$464.6	$33.8	7.3
Retail used vehicle	86.8	91.8	(5.0)	(5.4)	280.7	273.3	7.4	2.7
Wholesale	(3.6)	(3.4)	(0.2)		(2.7)	(1.3)	(1.4)
Used vehicle	83.2	88.4	(5.2)	(5.9)	278.0	272.0	6.0	2.2
Finance and insurance	227.1	196.5	30.6	15.6	652.4	554.3	98.1	17.7
Total variable operations(1)	481.1	442.0	39.1	8.8	1,428.8	1,290.9	137.9	10.7
Parts and service	342.2	303.7	38.5	12.7	999.4	891.2	108.2	12.1
Other	7.0	7.2	(0.2)		21.1	23.1	(2.0)
Total gross profit	830.3	752.9	77.4	10.3	2,449.3	2,205.2	244.1	11.1
Selling, general, and administrative expenses	568.7	522.3	(46.4)	(8.9)	1,695.0	1,547.6	(147.4)	(9.5)
Depreciation and amortization	32.9	27.2	(5.7)		93.7	79.0	(14.7)
Other income, net	(7.0)	(4.0)	3.0		(12.1)	(15.7)	(3.6)
Operating income	235.7	207.4	28.3	13.6	672.7	594.3	78.4	13.2
Non-operating income (expense) items:
Floorplan interest expense	(14.7)	(13.1)	(1.6)		(42.1)	(39.6)	(2.5)
Other interest expense	(21.4)	(21.7)	0.3		(64.4)	(64.6)	0.2
Interest income	—	0.1	(0.1)		0.1	0.2	(0.1)
Other income (loss), net	(4.3)	1.1	(5.4)		(2.7)	3.5	(6.2)
Income from continuing operations before income taxes	$195.3	$173.8	$21.5	12.4	$563.6	$493.8	$69.8	14.1
Retail vehicle unit sales:
New vehicle	89,535	83,682	5,853	7.0	253,340	235,459	17,881	7.6
Used vehicle	57,376	56,584	792	1.4	173,370	161,376	11,994	7.4
	146,911	140,266	6,645	4.7	426,710	396,835	29,875	7.5
Revenue per vehicle retailed:
New vehicle	$34,775	$33,742	$1,033	3.1	$34,937	$33,930	$1,007	3.0
Used vehicle	$19,226	$18,489	$737	4.0	$19,071	$18,473	$598	3.2
Gross profit per vehicle retailed:
New vehicle	$1,908	$1,877	$31	1.7	$1,967	$1,973	$(6)	(0.3)
Used vehicle	$1,513	$1,622	$(109)	(6.7)	$1,619	$1,694	$(75)	(4.4)
Finance and insurance	$1,546	$1,401	$145	10.3	$1,529	$1,397	$132	9.4
Total variable operations(2)	$3,299	$3,175	$124	3.9	$3,355	$3,256	$99	3.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015 (%)	2014 (%)	2015 (%)	2014 (%)
Revenue mix percentages:
New vehicle	58.2	57.5	57.0	56.8
Used vehicle	22.5	23.4	23.3	23.3
Parts and service	14.6	14.6	14.8	14.9
Finance and insurance, net	4.2	4.0	4.2	3.9
Other	0.5	0.5	0.7	1.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.6	20.9	20.3	21.1
Used vehicle	10.0	11.7	11.4	12.3
Parts and service	41.2	40.3	40.8	40.4
Finance and insurance	27.4	26.1	26.6	25.1
Other	0.8	1.0	0.9	1.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.5	5.6	5.6	5.8
Used vehicle - retail	7.9	8.8	8.5	9.2
Parts and service	43.7	42.3	43.4	42.6
Total	15.5	15.3	15.8	15.7
Selling, general, and administrative expenses	10.6	10.6	10.9	11.0
Operating income	4.4	4.2	4.3	4.2
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	68.5	69.4	69.2	70.2
Operating income	28.4	27.5	27.5	26.9

	September 30,
	2015	2014
Days supply:
New vehicle (industry standard of selling days)	59 days	57 days
Used vehicle (trailing calendar month days)	42 days	32 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Therefore, the amounts presented in the 2014 column may differ from the same store amounts presented for 2014 in the prior year.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,010.8	$2,809.9	$200.9	7.1	$8,569.6	$7,948.0	$621.6	7.8
Retail used vehicle	1,063.7	1,040.2	23.5	2.3	3,193.5	2,962.8	230.7	7.8
Wholesale	100.4	102.0	(1.6)	(1.6)	302.8	298.5	4.3	1.4
Used vehicle	1,164.1	1,142.2	21.9	1.9	3,496.3	3,261.3	235.0	7.2
Finance and insurance, net	221.9	195.5	26.4	13.5	637.5	551.4	86.1	15.6
Total variable operations(1)	4,396.8	4,147.6	249.2	6.0	12,703.4	11,760.7	942.7	8.0
Parts and service	757.2	713.5	43.7	6.1	2,231.3	2,080.0	151.3	7.3
Other	24.3	22.8	1.5		99.2	142.7	(43.5)
Total revenue	$5,178.3	$4,883.9	$294.4	6.0	$15,033.9	$13,983.4	$1,050.5	7.5
Gross profit:
New vehicle	$164.1	$156.4	$7.7	4.9	$476.6	$462.4	$14.2	3.1
Retail used vehicle	84.3	91.0	(6.7)	(7.4)	272.7	271.0	1.7	0.6
Wholesale	(3.7)	(3.3)	(0.4)		(2.8)	(1.1)	(1.7)
Used vehicle	80.6	87.7	(7.1)	(8.1)	269.9	269.9	—	—
Finance and insurance	221.9	195.5	26.4	13.5	637.5	551.4	86.1	15.6
Total variable operations(1)	466.6	439.6	27.0	6.1	1,384.0	1,283.7	100.3	7.8
Parts and service	329.6	301.9	27.7	9.2	964.1	885.1	79.0	8.9
Other	6.8	7.2	(0.4)		20.0	22.8	(2.8)
Total gross profit	$803.0	$748.7	$54.3	7.3	$2,368.1	$2,191.6	$176.5	8.1
Retail vehicle unit sales:
New vehicle	87,407	83,165	4,242	5.1	247,353	233,852	13,501	5.8
Used vehicle	55,875	56,150	(275)	(0.5)	169,008	160,042	8,966	5.6
	143,282	139,315	3,967	2.8	416,361	393,894	22,467	5.7
Revenue per vehicle retailed:
New vehicle	$34,446	$33,787	$659	2.0	$34,645	$33,987	$658	1.9
Used vehicle	$19,037	$18,525	$512	2.8	$18,896	$18,513	$383	2.1
Gross profit per vehicle retailed:
New vehicle	$1,877	$1,881	$(4)	(0.2)	$1,927	$1,977	$(50)	(2.5)
Used vehicle	$1,509	$1,621	$(112)	(6.9)	$1,614	$1,693	$(79)	(4.7)
Finance and insurance	$1,549	$1,403	$146	10.4	$1,531	$1,400	$131	9.4
Total variable operations(2)	$3,282	$3,179	$103	3.2	$3,331	$3,262	$69	2.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015 (%)	2014 (%)	2015 (%)	2014 (%)
Revenue mix percentages:
New vehicle	58.1	57.5	57.0	56.8
Used vehicle	22.5	23.4	23.3	23.3
Parts and service	14.6	14.6	14.8	14.9
Finance and insurance, net	4.3	4.0	4.2	3.9
Other	0.5	0.5	0.7	1.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.4	20.9	20.1	21.1
Used vehicle	10.0	11.7	11.4	12.3
Parts and service	41.0	40.3	40.7	40.4
Finance and insurance	27.6	26.1	26.9	25.2
Other	1.0	1.0	0.9	1.0
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.5	5.6	5.6	5.8
Used vehicle - retail	7.9	8.7	8.5	9.1
Parts and service	43.5	42.3	43.2	42.6
Total	15.5	15.3	15.8	15.7

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,113.6	$2,823.6	$290.0	10.3	$8,851.0	$7,989.1	$861.9	10.8
Gross profit	$170.8	$157.1	$13.7	8.7	$498.4	$464.6	$33.8	7.3
Retail vehicle unit sales	89,535	83,682	5,853	7.0	253,340	235,459	17,881	7.6
Revenue per vehicle retailed	$34,775	$33,742	$1,033	3.1	$34,937	$33,930	$1,007	3.0
Gross profit per vehicle retailed	$1,908	$1,877	$31	1.7	$1,967	$1,973	$(6)	(0.3)
Gross profit as a percentage of revenue	5.5%	5.6%			5.6%	5.8%
Days supply (industry standard of selling days)	59 days	57 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,010.8	$2,809.9	$200.9	7.1	$8,569.6	$7,948.0	$621.6	7.8
Gross profit	$164.1	$156.4	$7.7	4.9	$476.6	$462.4	$14.2	3.1
Retail vehicle unit sales	87,407	83,165	4,242	5.1	247,353	233,852	13,501	5.8
Revenue per vehicle retailed	$34,446	$33,787	$659	2.0	$34,645	$33,987	$658	1.9
Gross profit per vehicle retailed	$1,877	$1,881	$(4)	(0.2)	$1,927	$1,977	$(50)	(2.5)
Gross profit as a percentage of revenue	5.5%	5.6%			5.6%	5.8%

Third Quarter 2015 compared to Third Quarter 2014
Same store new vehicle revenue increased during the three months ended September 30, 2015, as compared to the same period in 2014, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended September 30, 2015, benefited from an increase in the average selling prices for Domestic and Import vehicles. Same store revenue per new vehicle retailed also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices. Revenue per new vehicle retailed also benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store gross profit per new vehicle retailed was effectively flat during the three months ended September 30, 2015, as compared to the same period in 2014.
First Nine Months 2015 compared to First Nine Months 2014
Same store new vehicle revenue increased during the nine months ended September 30, 2015, as compared to the same period in 2014, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the nine months ended September 30, 2015, benefited from an increase in the average selling prices for Domestic and Import vehicles, partially offset by a decrease in the average selling price for Premium Luxury vehicles. Same store revenue per new vehicle retailed also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices. Revenue per new vehicle retailed also benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.

Same store gross profit per new vehicle retailed decreased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to a shift in mix within the Premium Luxury segment toward new products with lower average gross profit per vehicle retailed, as well as a competitive environment in the Import segment.
Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
Floorplan assistance	$31.0	$27.4	$3.6	$87.1	$78.1	$9.0
New vehicle floorplan interest expense	(13.9)	(12.5)	(1.4)	(39.8)	(37.8)	(2.0)
Net new vehicle inventory carrying benefit	$17.1	$14.9	$2.2	$47.3	$40.3	$7.0
Third Quarter 2015 compared to Third Quarter 2014
The net new vehicle inventory carrying benefit increased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year.
First Nine Months 2015 compared to First Nine Months 2014
The net new vehicle inventory carrying benefit increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year, partially offset by lower negotiated floorplan interest rates.
New Vehicle Inventories
Our new vehicle inventories were $2.5 billion or 59 days supply at September 30, 2015, as compared to new vehicle inventories of $2.3 billion or 54 days supply at December 31, 2014 and $2.1 billion or 57 days supply at September 30, 2014. We had 69,694 units in new vehicle inventory at September 30, 2015, 67,424 units at December 31, 2014, and 62,831 units at September 30, 2014.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,103.1	$1,046.2	$56.9	5.4	$3,306.3	$2,981.1	$325.2	10.9
Wholesale revenue	102.3	102.3	—	—	308.6	299.4	9.2	3.1
Total revenue	$1,205.4	$1,148.5	$56.9	5.0	$3,614.9	$3,280.5	$334.4	10.2
Retail gross profit	$86.8	$91.8	$(5.0)	(5.4)	$280.7	$273.3	$7.4	2.7
Wholesale gross profit	(3.6)	(3.4)	(0.2)		(2.7)	(1.3)	(1.4)
Total gross profit	$83.2	$88.4	$(5.2)	(5.9)	$278.0	$272.0	$6.0	2.2
Retail vehicle unit sales	57,376	56,584	792	1.4	173,370	161,376	11,994	7.4
Revenue per vehicle retailed	$19,226	$18,489	$737	4.0	$19,071	$18,473	$598	3.2
Gross profit per vehicle retailed	$1,513	$1,622	$(109)	(6.7)	$1,619	$1,694	$(75)	(4.4)
Gross profit as a percentage of revenue	7.9%	8.8%			8.5%	9.2%
Days supply (trailing calendar month days)	42 days	32 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,063.7	$1,040.2	$23.5	2.3	$3,193.5	$2,962.8	$230.7	7.8
Wholesale revenue	100.4	102.0	(1.6)	(1.6)	302.8	298.5	4.3	1.4
Total revenue	$1,164.1	$1,142.2	$21.9	1.9	$3,496.3	$3,261.3	$235.0	7.2
Retail gross profit	$84.3	$91.0	$(6.7)	(7.4)	$272.7	$271.0	$1.7	0.6
Wholesale gross profit	(3.7)	(3.3)	(0.4)		(2.8)	(1.1)	(1.7)
Total gross profit	$80.6	$87.7	$(7.1)	(8.1)	$269.9	$269.9	$—	—
Retail vehicle unit sales	55,875	56,150	(275)	(0.5)	169,008	160,042	8,966	5.6
Revenue per vehicle retailed	$19,037	$18,525	$512	2.8	$18,896	$18,513	$383	2.1
Gross profit per vehicle retailed	$1,509	$1,621	$(112)	(6.9)	$1,614	$1,693	$(79)	(4.7)
Gross profit as a percentage of revenue	7.9%	8.7%			8.5%	9.1%
Third Quarter 2015 compared to Third Quarter 2014
Same store retail used vehicle revenue increased during the three months ended September 30, 2015, as compared to the same period in 2014, due to an increase in revenue per used vehicle retailed partially offset by a decrease in same store unit volume. The decrease in same store unit volume is due in part to the policy we announced in September 2015, but that we implemented earlier in the third quarter of 2015, to not sell, lease, or wholesale any new or used vehicle that has an open safety recall. The decrease in same store unit volume was partially offset by an increase in sales of certified pre-owned vehicles.
Same store revenue per used vehicle retailed benefited primarily from an increase in the average selling prices for vehicles at our Domestic and Import stores and the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed decreased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to a decrease in the gross profit per vehicle retailed for vehicles at our Premium Luxury stores.
First Nine Months 2015 compared to First Nine Months 2014
Same store retail used vehicle revenue increased during the nine months ended September 30, 2015, as compared to the same period in 2014, due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale.

Same store revenue per used vehicle retailed benefited primarily from an increase in the average selling price of used vehicles for all three segments and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed decreased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to a decrease in the gross profit per vehicle retailed for vehicles at our Premium Luxury and Import stores.
Used Vehicle Inventories
Used vehicle inventories were $511.6 million or 42 days supply at September 30, 2015, compared to $437.6 million or 38 days supply at December 31, 2014, and $394.7 million or 32 days supply at September 30, 2014. The increase in used vehicle inventory days supply at September 30, 2015 is due in part to our policy to not sell, lease, or wholesale any used vehicle that has an open safety recall.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$783.3	$717.4	$65.9	9.2	$2,304.5	$2,093.2	$211.3	10.1
Gross Profit	$342.2	$303.7	$38.5	12.7	$999.4	$891.2	$108.2	12.1
Gross profit as a percentage of revenue	43.7%	42.3%			43.4%	42.6%
Same Store:
Revenue	$757.2	$713.5	$43.7	6.1	$2,231.3	$2,080.0	$151.3	7.3
Gross Profit	$329.6	$301.9	$27.7	9.2	$964.1	$885.1	$79.0	8.9
Gross profit as a percentage of revenue	43.5%	42.3%			43.2%	42.6%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
Third Quarter 2015 compared to Third Quarter 2014
During the three months ended September 30, 2015, same store parts and service gross profit increased as compared to the same period in 2014, primarily due to increases in gross profit associated with warranty of $8.9 million, customer-pay service of $8.8 million, the preparation of vehicles for sale of $4.7 million, and collision business of $3.3 million.
Warranty gross profit benefited from an increase in volume, driven in part by elevated manufacturer recall activity. Customer-pay service gross profit benefited from improved operational execution and margin performance. Gross profit associated with the preparation of vehicles for sale benefited from higher new vehicle unit volume. Gross profit associated with our collision business benefited from increased volume referred by automotive insurance providers as well as an increase in the average repair value.
First Nine Months 2015 compared to First Nine Months 2014
During the nine months ended September 30, 2015, same store parts and service gross profit increased as compared to the same period in 2014, primarily due to increases in gross profit associated with warranty of $24.1 million, customer-pay service of $23.4 million, the preparation of vehicles for sale of $17.1 million, and collision business of $9.4 million.
Warranty gross profit benefited from an increase in volume, driven primarily by elevated manufacturer recall activity. Customer-pay service gross profit benefited from improved operational execution and margin performance. Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Gross profit associated with our collision business benefited from increased volume referred by automotive insurance providers as well as an increase in the average repair value.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$227.1	$196.5	$30.6	15.6	$652.4	$554.3	$98.1	17.7
Gross profit per vehicle retailed	$1,546	$1,401	$145	10.3	$1,529	$1,397	$132	9.4
Same Store:
Revenue and gross profit	$221.9	$195.5	$26.4	13.5	$637.5	$551.4	$86.1	15.6
Gross profit per vehicle retailed	$1,549	$1,403	$146	10.4	$1,531	$1,400	$131	9.4

Third Quarter 2015 compared to Third Quarter 2014
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2015, as compared to the same period in 2014, due to increases in same store finance and insurance revenue and gross profit per vehicle retailed and new vehicle unit volume.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in product penetration, an increase in profit on vehicle service contracts, an increase in amounts financed per transaction, and more customers financing vehicles through our stores.
First Nine Months 2015 compared to First Nine Months 2014
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2015, as compared to the same period in 2014, due to increases in same store finance and insurance revenue and gross profit per vehicle retailed and new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from a shift in mix toward and an increase in product penetration for more profitable vehicle service contracts, an increase in amounts financed per transaction, an increase in revenue and gross profit per transaction associated with arranging customer financing, and more customers financing vehicles through our stores.

Segment Results
In the following table, revenue and segment income of our reportable segments is reconciled to consolidated revenue and consolidated operating income, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,869.1	$1,660.7	$208.4	12.5	$5,299.0	$4,738.6	$560.4	11.8
Import	1,837.4	1,787.8	49.6	2.8	5,311.1	5,055.0	256.1	5.1
Premium Luxury	1,607.0	1,422.9	184.1	12.9	4,803.2	4,161.2	642.0	15.4
Total	5,313.5	4,871.4	442.1	9.1	15,413.3	13,954.8	1,458.5	10.5
Corporate and other	40.2	37.6	2.6	6.9	108.9	106.2	2.7	2.5
Total consolidated revenue	$5,353.7	$4,909.0	$444.7	9.1	$15,522.2	$14,061.0	$1,461.2	10.4
Segment income(1):
Domestic	$94.6	$76.7	$17.9	23.3	$258.8	$211.0	$47.8	22.7
Import	85.5	77.1	8.4	10.9	240.6	220.0	20.6	9.4
Premium Luxury	85.4	84.0	1.4	1.7	273.9	253.1	20.8	8.2
Total	265.5	237.8	27.7	11.6	773.3	684.1	89.2	13.0
Corporate and other	(44.5)	(43.5)	(1.0)		(142.7)	(129.4)	(13.3)
Floorplan interest expense	14.7	13.1	(1.6)		42.1	39.6	(2.5)
Operating income	$235.7	$207.4	$28.3	13.6	$672.7	$594.3	$78.4	13.2

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	30,488	27,041	3,447	12.7	84,109	77,038	7,071	9.2
Import	42,044	41,765	279	0.7	119,237	116,375	2,862	2.5
Premium Luxury	17,003	14,876	2,127	14.3	49,994	42,046	7,948	18.9
	89,535	83,682	5,853	7.0	253,340	235,459	17,881	7.6

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,869.1	$1,660.7	$208.4	12.5	$5,299.0	$4,738.6	$560.4	11.8
Segment income	$94.6	$76.7	$17.9	23.3	$258.8	$211.0	$47.8	22.7
Retail new vehicle unit sales	30,488	27,041	3,447	12.7	84,109	77,038	7,071	9.2
Third Quarter 2015 compared to Third Quarter 2014
Domestic revenue increased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Domestic segment income increased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new vehicle unit volume. Domestic segment income also benefited from increases in new vehicle gross profit and parts and service gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.
First Nine Months 2015 compared to First Nine Months 2014
Domestic revenue increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale. Revenue per used vehicle retailed benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Domestic segment income increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Domestic segment income also benefited from increases in parts and service gross profit and new vehicle gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,837.4	$1,787.8	$49.6	2.8	$5,311.1	$5,055.0	$256.1	5.1
Segment income	$85.5	$77.1	$8.4	10.9	$240.6	$220.0	$20.6	9.4
Retail new vehicle unit sales	42,044	41,765	279	0.7	119,237	116,375	2,862	2.5
Third Quarter 2015 compared to Third Quarter 2014
Import revenue increased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. The increase in used vehicle unit volume was primarily due to an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale, as well as an increase in sales of certified pre-owned vehicles. Revenue per used vehicle retailed benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Import segment income increased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in parts and service gross profit. Import segment income also benefited from an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Increases in Import segment income were partially offset by an increase in variable expenses.
First Nine Months 2015 compared to First Nine Months 2014
Import revenue increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new and used vehicle retailed. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. The increase in used vehicle unit volume was primarily due to an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale, as well as an increase in sales of certified pre-owned vehicles. Revenue per used vehicle retailed benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Import segment income increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in parts and service gross profit. Import segment income also benefited from an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Increases in Import segment income were partially offset by an increase in variable expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,607.0	$1,422.9	$184.1	12.9	$4,803.2	$4,161.2	$642.0	15.4
Segment income	$85.4	$84.0	$1.4	1.7	$273.9	$253.1	$20.8	8.2
Retail new vehicle unit sales	17,003	14,876	2,127	14.3	49,994	42,046	7,948	18.9
Third Quarter 2015 compared to Third Quarter 2014
Premium Luxury revenue increased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed subsequent to the third quarter of 2014. Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as sport utility vehicles, that have relatively higher average selling prices.
Premium Luxury segment income increased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from the acquisitions noted above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.
First Nine Months 2015 compared to First Nine Months 2014
Premium Luxury revenue increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in new and used vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales, which resulted in increased used vehicle inventory available for sale. New and used vehicle unit volume also benefited from the acquisitions we completed subsequent to the third quarter of 2014.
Premium Luxury segment income increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher vehicle unit volume. Premium Luxury segment income also benefited from the acquisitions noted above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$359.0	$342.3	$(16.7)	(4.9)	$1,093.7	$1,010.6	$(83.1)	(8.2)
Advertising	48.5	40.8	(7.7)	(18.9)	139.7	125.7	(14.0)	(11.1)
Store and corporate overhead	161.2	139.2	(22.0)	(15.8)	461.6	411.3	(50.3)	(12.2)
Total	$568.7	$522.3	$(46.4)	(8.9)	$1,695.0	$1,547.6	$(147.4)	(9.5)

SG&A as a % of total gross profit:
Compensation	43.2	45.5	230	bps	44.7	45.8	110	bps
Advertising	5.8	5.4	(40)	bps	5.7	5.7	—	bps
Store and corporate overhead	19.5	18.5	(100)	bps	18.8	18.7	(10)	bps
Total	68.5	69.4	90	bps	69.2	70.2	100	bps
Third Quarter 2015 compared to Third Quarter 2014
SG&A expenses increased during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to increases in store and corporate overhead expenses and a volume-driven increase in variable compensation expense. As a percentage of total gross profit, SG&A expenses decreased to 68.5% during the three months ended September 30, 2015, from 69.4% in the same period in 2014, primarily due to a decrease in compensation expense as a percentage of total gross profit.
First Nine Months 2015 compared to First Nine Months 2014
SG&A expenses increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to a volume-driven increase in variable compensation expense and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 69.2% during the nine months ended September 30, 2015, from 70.2% in the same period in 2014, primarily due to a decrease in compensation expense as a percentage of total gross profit.
Other Income, Net (included in Operating Income)
During the third quarter of 2015, we recognized gains related to property dispositions of $9.7 million ($6.0 million after-tax), partially offset by non-cash property impairments of $2.7 million ($1.7 million after-tax). During the second quarter of 2015, we recognized gains related to property dispositions of $5.8 million ($3.6 million after-tax), partially offset by a non-cash property impairment of $1.7 million ($1.1 million after-tax).
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
Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2015 compared to Third Quarter 2014
Floorplan interest expense was $14.7 million for the three months ended September 30, 2015, compared to $13.1 million for the same period in 2014. The increase in floorplan interest expense of $1.6 million is primarily the result of higher average vehicle floorplan balances.

First Nine Months 2015 compared to First Nine Months 2014
Floorplan interest expense was $42.1 million for the nine months ended September 30, 2015, compared to $39.6 million for the same period in 2014. The increase in floorplan interest expense of $2.5 million is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our outstanding senior unsecured notes, revolving credit facility, commercial paper program, mortgage facility, and, in 2014, the term loan facility. Other interest expense for the three and nine months ended September 30, 2015, decreased slightly as compared to the same periods in 2014. The decrease in interest expense was due to lower interest rates associated with our credit facility refinancing in December 2014 and our commercial paper program established in May 2015.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
Our effective income tax rate was 39.1% for the three months ended September 30, 2015, and 38.6% for the three months ended September 30, 2014.
Our effective income tax rate was 38.6% for the nine months ended September 30, 2015, and 38.7% for the nine months ended September 30, 2014.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014. Results from discontinued operations, net of income taxes, were primarily related to expected losses on real estate to be sold, as well as carrying costs for real estate we have not yet sold associated with stores that were closed prior to January 1, 2014.

Liquidity and Capital Resources
We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through future operations, and amounts available under our revolving credit facility, commercial paper program, and secured used vehicle floorplan facilities will be sufficient to fund our working capital requirements, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future.
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2015		December 31, 2014
Cash and cash equivalents	$63.9		$75.4
Revolving credit facility	$1,553.1	(1)	$644.4	(2)
Secured used vehicle floorplan facilities (3)	$160.2		$50.2

(1)
At September 30, 2015, the borrowing capacity under our revolving credit facility was $1,754.1 million, which was limited by the maximum consolidated leverage ratio contained in our credit agreement to $1,553.1 million. We use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. At September 30, 2015, we had $435.0 million of commercial paper notes outstanding, which in effect reduced the available liquidity under our revolving credit facility to $1,118.1 million. See “Long-Term Debt and Commercial Paper” below for additional information.

(2)	Based on aggregate borrowings outstanding of $1,110.0 million and outstanding letters of credit of $45.6 million at December 31, 2014.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2015, surety bonds, letters of credit, and cash deposits totaled $95.9 million, including $45.9 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2014, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities. During the third quarter of 2015, we issued the 3.35% Senior Notes due 2021 and the 4.5% Senior Notes due 2025 pursuant to this registration statement. See “Long-Term Debt and Commercial Paper - Senior Unsecured Notes” for additional information.
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

Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Shares repurchased	2.5	4.4	3.5	8.0
Aggregate purchase price	$150.0	$235.9	$209.1	$415.7
Average purchase price per share	$59.83	$53.15	$60.54	$51.98
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
In September 2015, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. From October 1, 2015 through October 26, 2015, AutoNation repurchased 0.4 million shares of common stock for an aggregate purchase price of $24.4 million (average purchase price per share of $60.05). As of October 26, 2015, $297.2 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Purchases of property and equipment, including operating lease buy-outs (1)	$54.1	$52.0	$188.2	$139.8

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

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
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Cash received from (used in) business acquisitions, net	$(50.7)	$(13.3)	$(123.8)	$(13.3)
Cash received from (used in) business divestitures, net	$20.5	$11.7	$36.2	$21.5
We purchased eight stores during the nine months ended September 30, 2015. During the third quarter of 2015, we purchased a Mercedes-Benz store, an Audi store, and a Subaru and Volkswagen store in the Baltimore, Maryland market. We purchased one store during the nine months ended September 30, 2014.
In August 2015, we announced that we have entered into an agreement to acquire 13 stores located in Georgia, Alabama, and Tennessee. The stores to be acquired include Chrysler, Dodge, Jeep, Ram, Fiat, Ford, Lincoln, Honda, Hyundai, and Volkswagen franchises. This acquisition remains subject to customary closing conditions and is expected to be completed in the fourth quarter of 2015. In October 2015, we announced that we have entered into an agreement to acquire 12 stores located in Texas. The stores to be acquired include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, and Sprinter franchises. This acquisition remains subject to customary closing conditions and is expected to be completed in the first quarter of 2016.

During the nine months ended September 30, 2015, we divested two Import stores. During the nine months ended September 30, 2014, we divested an Import store and our customer lead distribution business, which was reported in the “Corporate and other” category of our segment information.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt as of September 30, 2015, and December 31, 2014.

(In millions)	September 30, 2015	December 31, 2014
6.75% Senior Notes due 2018	$397.7	$397.1
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	—
4.5% Senior Notes due 2025	448.5	—
Revolving credit facility due 2019	—	1,110.0
Mortgage facility (1)	178.2	185.5
Capital leases and other debt	95.7	85.8
	1,770.1	2,128.4
Less: current maturities	(22.3)	(25.0)
Long-term debt, net of current maturities	$1,747.8	$2,103.4

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
On September 21, 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes were sold at 99.998% of the aggregate principal amount. Interest on the 2021 Notes is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021. At September 30, 2015, we had outstanding $300.0 million of 2021 Notes, net of debt discount.
On September 21, 2015, we also issued $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at 99.663% of the aggregate principal amount. Interest on the 2025 Notes is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025. At September 30, 2015, we had outstanding $448.5 million of 2025 Notes, net of debt discount.
The interest rate payable on the 3.35% Senior Notes due 2021 and 4.5% Senior Notes due 2025 is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes. Proceeds from the issuance of these senior unsecured notes were used to reduce borrowings under our revolving credit facility and for general corporate purposes. In connection with the issuance of the 2021 Notes and 2025 Notes, we incurred approximately $6.7 million in debt issuance costs that will be amortized to interest expense over the term of the related debt arrangement.
At September 30, 2015, we had outstanding $397.7 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2015, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2015, we had no borrowings outstanding under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.9 million at September 30, 2015, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at September 30, 2015. As of September 30, 2015, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.6 billion.
Funds borrowed under our credit agreement may be used to repay indebtedness, finance acquisitions, and for working capital, capital expenditures, share repurchases, and other general corporate purposes.
Our revolving credit facility provides for a commitment fee on undrawn amounts ranging from 0.175% to 0.25% and interest on borrowings at LIBOR or the base rate, in each case plus an applicable margin. The applicable margin ranges from 1.25% to 1.625% for LIBOR borrowings and 0.25% to 0.625% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the interest rate.
Borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries.
Other Long-Term Debt
At September 30, 2015, we had $178.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At September 30, 2015, we had capital lease and other debt obligations of $95.7 million, which are due at various dates through 2034.
Commercial Paper
On May 22, 2015, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $300.0 million. On August 4, 2015, we increased the maximum aggregate principal amount that may be outstanding at any time to $1.0 billion. This program provides us with additional short-term financing flexibility and enhances our ability to take advantage of opportunities in the credit markets. The interest rate for the commercial paper notes varies based on duration and market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are guaranteed by substantially all of our subsidiaries. Proceeds from the issuance of commercial paper notes are used to repay borrowings under the revolving credit facility, to finance acquisitions and for working capital, capital expenditures, share repurchases and/or other general corporate purposes. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. A downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
At September 30, 2015, we had $435.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 0.83% and a weighted-average remaining term of 11 days.
Restrictions and Covenants
Our credit agreement, the indentures for our senior unsecured notes, our vehicle floorplan facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
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
The indentures for our senior unsecured notes contain certain limited covenants, including limitations on liens and sale and leaseback transactions, but do not contain a restricted payments covenant or a debt incurrence restriction. Our mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.
Our failure to comply with the covenants contained in our debt agreements could result in the acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.
As of September 30, 2015, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2015, our leverage ratio and capitalization ratio were as follows:

	September 30, 2015
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.20x
Capitalization ratio	≤ 70.0%	58.8%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	September 30, 2015	December 31, 2014
Vehicle floorplan payable - trade	$2,253.3	$2,090.7
Vehicle floorplan payable - non-trade	950.5	1,006.5
Vehicle floorplan payable	$3,203.8	$3,097.2
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
At September 30, 2015, the aggregate capacity under our used vehicle floorplan facilities was $335.0 million. As of that date, $148.3 million had been borrowed under those facilities, and the remaining borrowing capacity of $186.7 million was limited to $160.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Net cash provided by operating activities	$475.3	$452.9
Net cash used in investing activities	$(252.9)	$(149.2)
Net cash used in financing activities	$(233.9)	$(305.4)
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
Net cash provided by operating activities increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in earnings, partially offset by an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in cash used in business acquisitions, net of cash acquired, and an increase in property and equipment purchases, partially offset by an increase in proceeds from the sale of property and equipment and an increase in cash received from business divestitures, net of cash relinquished.
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
During the nine months ended September 30, 2015, we repurchased 3.5 million shares of common stock for an aggregate purchase price of $209.1 million (average purchase price per share of $60.54). In addition, during the nine months ended September 30, 2015, 36,427 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the nine months ended September 30, 2014, we repurchased 8.0 million shares of common stock for an aggregate purchase price of $415.7 million (average purchase price per share of $51.98), including repurchases for which settlement occurred subsequent to September 30, 2014. In addition, during the nine months ended September 30, 2014, 46,265 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
On September 21, 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 and $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025. The 2021 Notes were sold at 99.998% of the aggregate principal amount. The 2025 Notes were sold at 99.663% of the aggregate principal amount. See “Long-term Debt - Senior Unsecured Notes” above for additional information regarding our 2021 Notes and 2025 Notes. In connection with the issuance of the 2021 Notes and 2025 Notes, we incurred $6.7 million in debt issuance costs that will be amortized to interest expense over the terms of the related debt arrangements. Cash flows from financing activities in 2015 include $5.5 million of amounts paid for these debt issuance costs as of September 30, 2015.

During the nine months ended September 30, 2015, we borrowed $1.3 billion and repaid $2.4 billion under our revolving credit facility, for net repayments of $1.1 billion. During 2015, we established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion. Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $435.0 million during the nine months ended September 30, 2015.
During the nine months ended September 30, 2014, we borrowed $960.0 million and repaid $850.0 million under our revolving credit facility, for net borrowings of $110.0 million.
We made payments of capital lease and other debt obligations of $8.2 million during the nine months ended September 30, 2015, and $22.3 million during the nine months ended September 30, 2014.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net payments of $112.9 million for the nine months ended September 30, 2015, and net payments of $53.0 million for the nine months ended September 30, 2014.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding pending acquisitions, strategic initiatives, expected future investments in our business, and our expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•	Our vehicle sales may be impacted by consumer incentive, marketing, and other programs of vehicle manufacturers, as well as the announcement of stop-sale orders and safety recalls.

•	Natural disasters and adverse weather events can disrupt our business.

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

•	We are subject to interest rate risk in connection with our vehicle floorplan payables and revolving credit facility that could have a material adverse effect on our profitability.

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
We had $3.2 billion of variable rate vehicle floorplan payable at September 30, 2015, and $3.1 billion at December 31, 2014. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $32.0 million at September 30, 2015, and $31.0 million at December 31, 2014. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $435.0 million of commercial paper notes outstanding at September 30, 2015. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $4.4 million at September 30, 2015.
We had no other variable rate debt outstanding at September 30, 2015 and $1.1 billion at December 31, 2014. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $11.1 million at December 31, 2014.
Our fixed rate long-term debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.8 billion and had a fair value of $1.9 billion as of September 30, 2015. and totaled $1.0 billion and had a fair value of $1.1 billion as of December 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2015 - July 30, 2015	487,702	$61.30	487,702	$191.7
August 1, 2015 - August 31, 2015	1,304,510	$59.96	1,304,302	$113.5
September 1, 2015 - September 30, 2015	715,374	$58.59	715,082	$321.6
Total	2,507,586		2,507,086

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In September 2015, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of September 30, 2015, $321.6 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the third quarter of 2015, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 500 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Indenture, dated as of April 14, 2010, by and between AutoNation, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2010).

4.2	2021 Notes Supplemental Indenture, dated as of September 21, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).
4.3	Form of 3.35% Senior Notes due 2021 (included in Exhibit 4.2).
4.4	2025 Notes Supplemental Indenture, dated as of September 21, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).
4.5	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.4).
10.1
Transition and Separation Agreement, dated July 21, 2015, by and between AutoNation, Inc. and Alan J. McLaren (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 22, 2015).

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

AUTONATION, INC.

Date:	October 28, 2015	By:	/s/ Christopher Cade
Christopher Cade Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)