Form 10-K
period 2015-12-31
AUTONATION, INC.
filed 2016-02-11
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.8 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2015).
As of February 8, 2016, the registrant had 107,224,827 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2015, we owned and operated 342 new vehicle franchises from 254 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle sales, used vehicle sales, parts and service, and finance and insurance in 2015.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries. The term “digital channels” refers to our websites and mobile applications, including mobile phone and tablet applications.
Reportable Segments
As of December 31, 2015, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Alfa Romeo	Lexus
Cadillac	GMC	Fiat	Scion	Audi	Maserati
Chevrolet	Jeep	Honda	Subaru	Bentley	Mercedes-Benz
Chrysler	Lincoln	Hyundai	Toyota	BMW	Mini
Dodge	Ram	Infiniti	Volkswagen	Jaguar	Porsche
		Mazda	Volvo	Land Rover	smart
Mitsubishi

The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2015, Domestic revenue represented 34% of total revenue, Import revenue represented 34% of total revenue, and Premium Luxury revenue represented 32% of total revenue. For additional financial information regarding our three reportable segments, please refer to Note 19 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
We have invested and will continue to invest in the AutoNation retail brand with the goals of enhancing our strong customer satisfaction and expanding our market share. Our Domestic and Import stores are branded nationally under the AutoNation retail brand, which enables us to leverage our advertising efforts and digital channels to market our stores, new and used vehicle inventory, and parts and service business.
We continue to make significant investments to build a seamless, end-to-end customer experience in our stores and through our digital channels, and to improve our ability to generate business through those channels. As part of our strategic initiatives, we are implementing “AutoNation Express,” which enables our customers to complete certain automotive retail- and service-related transactions through our digital channels and offers a more fully integrated in-store and digital customer experience while also increasing traffic to our digital channels. We have developed features such as selecting and reserving a vehicle with a guaranteed price, scheduling a test drive, calculating payments, receiving a firm purchase offer for a vehicle that a customer wants to sell, applying for financing options, arranging service appointments, and receiving updates on maintenance and repair services, most of which have been deployed to all of our markets as of December 31, 2015. Future capabilities are expected to include in-store tools to further our customers’ on-line experience and the ability for a customer to pay for maintenance and repair services online.

•	Leverage our significant scale and cost structure to improve our operating efficiency.
As the largest automotive retailer in the United States, we are uniquely positioned to leverage our significant scale so that we are able to achieve competitive operating margins by centralizing and streamlining various business processes. We strive to manage our new and used vehicle inventories so that our stores’ supply and mix of vehicles are in line with seasonal sales trends and also minimize our carrying costs. Additionally, we are able to improve financial controls and lower servicing costs by maintaining many key store-level accounting and administrative activities in our Shared Services Center located in Irving, Texas. Finally, we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.

•	Continue to build vehicle brand density in our core markets where we operate.
We have retail operations in 15 states with a focus on major metropolitan areas, and we seek to offer all of our core vehicle brands within all of our key markets. We will continue to actively pursue acquisitions and new store opportunities that meet our return on investment threshold, with a focus on enhancing brand representation within our existing geographic footprint as well as additional markets that can be supported by our existing management infrastructure.

Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2015, approximately 37% of our segment income was generated by Premium Luxury franchises, approximately 33% by Domestic franchises, and approximately 30% by Import franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, please refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10‑K.
Operations
Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. We generally acquire used vehicles from customers, primarily through trade-ins, as well as through auctions, lease terminations, and other sources, and we generally recondition used vehicles acquired for retail sale in our parts and service departments. In 2015, we implemented a policy not to retail any new or used vehicle that has an open safety recall. Used vehicles that we do not sell at our stores generally are sold at wholesale prices through auctions. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.
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
We also offer our customers various vehicle protection products, including an AutoNation-branded extended service contract (the AutoNation Vehicle Protection Plan) in our Domestic and Import stores and other extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. These products are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements. See also “Critical Accounting Policies and Estimates – Chargeback Reserve” in Part II, Item 7 of this Form 10-K.

As of December 31, 2015, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	55	67	26
Texas	41	51	21
California	41	54	18
Colorado	17	26	7
Arizona	15	18	6
Washington	18	28	4
Georgia	22	40	4
Nevada	11	13	4
Illinois	7	8	3
Tennessee	8	12	2
Ohio	4	4	1
Alabama	5	9	1
Minnesota	1	1	1
Maryland	7	9	1
Virginia	2	2	1
Total	254	342	100

(1)	Revenue by state includes non-store activities, such as collision centers and an auction operation.
The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2015:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,913.7	54,214	16.0	41
Chevrolet, Buick, Cadillac, GMC	1,253.1	34,508	10.2	44
Chrysler, Dodge, Jeep, Ram	808.9	22,797	6.7	66
Domestic Total	3,975.7	111,519	32.9	151
Import:
Toyota	1,721.7	63,779	18.8	20
Honda	933.3	37,412	11.0	24
Nissan	833.2	32,596	9.6	20
Other Import	712.2	24,081	7.1	47
Import Total	4,200.4	157,868	46.5	111
Premium Luxury:
Mercedes-Benz	1,643.3	29,017	8.6	40
BMW	898.8	16,405	4.8	11
Lexus	428.3	9,858	2.9	3
Audi	331.2	6,730	2.0	9
Other Premium Luxury	517.3	7,683	2.3	17
Premium Luxury Total	3,818.9	69,693	20.6	80
	$11,995.0	339,080	100.0	342

Agreements with Vehicle Manufacturers
Framework Agreements
We have entered into framework and related agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described below, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturers’ stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally, and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our Company (generally including certain material changes in the composition of our Board of Directors during a specified time period, the acquisition of 20% or more of the voting stock of our Company by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity, or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by such manufacturers in specified circumstances in the event of our default under certain of our debt agreements.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB issued a rule, pursuant to its authority under the Dodd-Frank Act, expanding its supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-Frank Act also provided the Federal Trade Commission (the “FTC”) with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.
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
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online and mobile offerings. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to industry sources, as of December 31, 2015, there were approximately 16,400 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.
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
We also compete with independent automobile service shops and service center chains. We believe that the principal competitive factors in the parts and service business are price, location, expertise with the particular vehicle lines, and customer service. We also compete with a broad range of financial institutions in our finance and insurance business. We believe that the principal competitive factors in the finance and insurance business are product selection, convenience, price, contract terms, and the ability to finance vehicle protection and aftermarket products.
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
Employees
As of December 31, 2015, we employed approximately 26,000 full-time and part-time employees, approximately 250 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
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

Executive Officers of AutoNation
The following sets forth certain information regarding our executive officers as of February 8, 2016. Beneficial ownership includes shares that may be acquired through the exercise of outstanding stock options within 60 days of February 8, 2016, as well as shares of restricted stock.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned
Mike Jackson	67	Chairman of the Board, Chief Executive Officer and President	16	45	1,322,471
Jonathan P. Ferrando	50	Executive Vice President - General Counsel, Corporate Development and Human Resources	19	19	534,140
William R. Berman	49	Executive Vice President and Chief Operating Officer	16	28	34,723
Cheryl Miller	43	Executive Vice President and Chief Financial Officer	8	17	44,264
Donna Parlapiano	51	Senior Vice President, Franchise Operations and Corporate Real Estate	17	29	32,287
Mike Jackson has served as our Chief Executive Officer and Director since September 1999, as our Chairman of the Board since January 2003, and as our President since February 2015. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. In January 2014, Mr. Jackson was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta, after previously serving on the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch. For 2015 and 2016, he was appointed as the Deputy Chair of the Board of Directors of the Federal Reserve Bank of Atlanta.
Jonathan P. Ferrando has served as our Executive Vice President - General Counsel, Corporate Development and Human Resources since March 2011. Prior thereto, he served as our Executive Vice President, General Counsel and Secretary from March 2005 until March 2011, and as the Company’s Senior Vice President, General Counsel and Secretary from January 2000 until March 2005. In addition to his role as General Counsel, Mr. Ferrando assumed responsibility for our human resources and labor relations functions in September 2004, and he assumed responsibility for our corporate development function in March 2011. Mr. Ferrando joined our Company in July 1996 and served in various capacities within our Company, including as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our company, Mr. Ferrando was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom from 1991 until 1996.
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
Cheryl Miller has served as our Executive Vice President and Chief Financial Officer since March 2014. Prior thereto, Ms. Miller was appointed Interim Chief Financial Officer in January 2014, and she served as Treasurer, Vice President Investor Relations, a role she assumed in April 2010. From May 2009 to March 2010, Ms. Miller served as the Company’s

Vice President, Treasurer. From November 2006 until April 2009, she served as Vice President, Treasurer of JM Family Enterprises, Inc., a diversified automotive company.
Donna Parlapiano has served as our Senior Vice President, Franchise Operations and Corporate Real Estate, since February 2015. In this role, Ms. Parlapiano is responsible for our franchise operations, real estate development, construction projects, and facilities maintenance. From November 2006 until January 2015, she served as our Senior Vice President, Franchise Operations, and in February 2015, she assumed responsibility for our corporate real estate function. Prior to joining AutoNation in 1998, Ms. Parlapiano held finance, marketing, and strategic management positions with Ford Motor Company.
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
We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences and the success of third-party online and mobile sales platforms, the level of personal discretionary spending, unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, the length of consumer loans on existing vehicles, and the rise of ride-sharing applications. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition.
Approximately 17.5 million, 16.5 million, and 15.6 million new vehicles were sold in the United States in 2015, 2014, and 2013, respectively. While we expect that the annual rate of U.S. new vehicle unit sales will remain above 17 million in 2016, there can be no assurance that it will. If new vehicle production exceeds the new vehicle industry selling rate, our new vehicle gross profit per vehicle retailed could be adversely impacted by excess supply and any resulting changes in incentive, marketing, and other programs of vehicle manufacturers. See the risk factor “Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers” below. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.
Most vehicle manufacturers from time to time establish various incentive and marketing programs designed to spur consumer demand for their vehicles, particularly during periods of excess supply and/or in a flat or declining new vehicle market. These programs impact our operations, particularly our sales of new vehicles. Since these programs are often not announced in advance, they can be difficult to plan for when ordering inventory. In addition, these programs, in particular those involving volume-based incentives, can be difficult to manage and can materially impact vehicle pricing. Furthermore, manufacturers may modify and discontinue these incentive and marketing programs from time to time, which could have a material adverse effect on our results of operations and cash flows.
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
The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, natural disasters, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, vehicle recall campaigns, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations (including fuel economy requirements), import product restrictions, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer. In addition, we have implemented a policy not to retail any new or used vehicle that has an open safety recall, and as a result, vehicle recall campaigns could materially adversely affect our business, results of operations, and financial condition.
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
The Dodd-Frank Act, which was signed into law on July 21, 2010, established the CFPB, a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB issued a rule, pursuant to its authority under the Dodd-Frank Act, expanding its supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-Frank Act also provided the FTC with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers.
In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (“ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism. In response, certain financial institutions are conducting monitoring programs relating to dealer markups and may take further steps. In December 2013, the CFPB and the United States Department of Justice (the “DOJ”) alleged that certain presumed-minority borrowers who had obtained automobile financing from a national lender were charged higher dealer markups as a result of such lender’s policy and practice of allowing dealer markup. In connection with the investigation, the lender consented to the issuance of a consent order and agreed to pay damages, to implement a compliance plan, and to pay a monetary penalty. In July 2015 and February 2016, the CFPB and the DOJ reached separate settlements with two large automotive finance companies, pursuant to which each lender agreed to implement a cap on dealer markup and pay certain damages. Each settlement allows the lender to pay additional non-discretionary compensation to dealers. Additional investigations and actions by the CFPB and the DOJ against automotive lenders are likely to occur in the future. Continued pressure from the CFPB, DOJ, and other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations.
Additionally, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, has increased our annual employee health care costs and cost of compliance, as well as compliance risks related to offering health care benefits.
Furthermore, new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. The labor policy of the current administration could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and reduce our profitability.
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
The credit agreement governing our revolving credit facility, our mortgage facility, and the indentures relating to our 6.75% Senior Notes due 2018, 5.5% Senior Notes due 2020, 3.35% Senior Notes due 2021, and 4.5% Senior Notes due 2025 contain covenants that limit the discretion of our management with respect to various business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of assets and to merge or consolidate with other entities. A failure by us to comply with the obligations contained in any of our debt agreements could result in an event of default, which could permit acceleration of the related debt as well as acceleration of debt under other debt agreements that contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. Additionally, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by those manufacturers in specified circumstances in the event of our default under our debt agreements.
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
As of December 31, 2015, we had $1.8 billion of total non-vehicle debt (including amounts outstanding under our mortgage facility and capital leases) and $3.7 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:

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

•	Covenants relating to our indebtedness may limit our ability to obtain financing for working capital, capital expenditures, acquisitions, and other general corporate activities;

•	Covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	We may be more vulnerable to the impact of economic downturns and adverse developments in our business;

•	We may be placed at a competitive disadvantage against any less leveraged competitors;

•	Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise; and

•	Future share repurchases may be limited by the maximum leverage ratio and/or maximum capitalization ratio described above.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our debt service obligations.
We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, and commercial paper program that could have a material adverse effect on our profitability.
Our vehicle floorplan payables and revolving credit facility are subject to variable interest rates, and the interest rate for our commercial paper notes varies based on duration and market conditions. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise. In addition, our net new vehicle inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. We cannot assure you that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity. During 2015, we recorded non-cash impairment charges of $15.4 million ($9.6 million after-tax) associated with franchise rights recorded at our Volkswagen stores. See Note 16 of the Notes to Consolidated Financial Statements for more information.
Our largest stockholders, as a result of their ownership stakes in us, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders or Board of Directors. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
Based on filings made with the SEC through February 9, 2016, William H. Gates III beneficially owns approximately 18% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which he is a co-trustee. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, serves as our lead independent director. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
Based on filings made with the SEC through February 9, 2016, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 17% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Based on filings made with the SEC through February 9, 2016, since January 1, 2015, ESL has disposed of approximately 4.9 million shares of our common stock. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 9, 2016, ESL, Cascade, the Trust, our executive officers, and our directors beneficially own approximately 36% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.

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

	High	Low
2015
Fourth Quarter	$65.51	$55.95
Third Quarter	$66.63	$53.73
Second Quarter	$67.50	$61.19
First Quarter	$65.00	$55.91
2014
Fourth Quarter	$61.42	$46.16
Third Quarter	$61.29	$48.90
Second Quarter	$59.71	$51.79
First Quarter	$54.14	$46.38

As of February 8, 2016, there were 1,701 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2015 – October 31, 2015	432,300	$60.15	432,300	$295.6
November 1, 2015 – November 30, 2015	285	$63.50	—	$295.6
December 1, 2015 – December 31, 2015	—	$—	—	$295.6
Total for three months ended December 31, 2015	432,585		432,300
Total for twelve months ended December 31, 2015	3,922,856		3,886,144

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2015, $295.6 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. Our stock repurchase program does not have an expiration date. In 2015, all of our shares were repurchased under our stock repurchase program, except for 36,712 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (8,999 shares in the first quarter of 2015, 26,928 shares in the second quarter of 2015, 500 shares in the third quarter of 2015, and 285 shares in the fourth quarter of 2015).

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2010 through December 31, 2015 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2010 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group
Copyright© 2016 S&P, a division of McGraw-Hill Financial. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
AutoNation Inc.	100.00	130.74	140.78	176.21	214.22	211.56
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Public Auto Retail Peer Group	100.00	104.22	138.54	188.53	245.70	213.21

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2015	2014	2013	2012	2011
Consolidated Statements of Income Data:
Revenue	$20,862.0	$19,108.8	$17,517.6	$15,667.5	$13,832.3
Operating income less floorplan interest expense (1)	$814.8	$767.5	$686.9	$599.8	$529.3
Income from continuing operations before income taxes	$722.7	$682.3	$604.4	$516.8	$461.3
Net income	$442.6	$418.7	$374.9	$316.4	$281.4
Basic earnings (loss) per share:
Continuing operations	$3.94	$3.58	$3.10	$2.56	$1.96
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Net income	$3.93	$3.57	$3.09	$2.56	$1.94
Weighted average common shares outstanding	112.7	117.3	121.3	123.8	144.8
Diluted earnings (loss) per share:
Continuing operations	$3.90	$3.53	$3.05	$2.52	$1.93
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Net income	$3.89	$3.52	$3.04	$2.52	$1.91
Weighted average common shares outstanding	113.9	118.9	123.3	125.8	147.3
Common shares outstanding, net of treasury stock	110.8	113.3	120.9	120.9	135.8
Consolidated Balance Sheets Data:
Total assets	$9,558.3	$8,399.7	$7,914.1	$7,203.0	$6,198.8
Long-term debt, net of current maturities	$1,753.7	$2,103.4	$1,809.8	$2,066.3	$1,634.4
Shareholders’ equity	$2,349.3	$2,072.1	$2,061.7	$1,688.5	$1,894.6
Retail vehicle unit sales (continuing operations):
New vehicle	339,080	318,008	292,922	267,784	224,034
Used vehicle	227,290	214,910	204,572	180,955	171,094
Total	566,370	532,918	497,494	448,739	395,128

(1)
Operating income less floorplan interest expense is calculated by subtracting floorplan interest expense from operating income, and is used as a key measure of profitability by management. Operating income and floorplan interest expense are each presented in our financial statements.

See the Notes to Consolidated Financial Statements for discussion of Shareholders’ Equity (Note 9), Income Taxes (Note 11), Earnings (Loss) Per Share (Note 12), Divestitures (Note 13), Acquisitions (Note 14), and Segment Information (Note 19), and the effect on comparability of year-to-year data. See Part II, Item 5 of this Form 10-K for a discussion of our dividend policy.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2015, we owned and operated 342 new vehicle franchises from 254 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles sold in 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
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
As of December 31, 2015, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 17.5 million in 2015, as compared to 16.5 million in 2014 and 15.6 million in 2013. In 2015, new vehicle industry sales were driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.6 years compared to an average age of 9.8 years during the period from 2002 to 2007. Attractive product offerings from manufacturers, continued access to affordable credit, and lower average fuel prices were also supportive of a strong unit sales environment.
While we anticipate that full-year U.S. industry new vehicle unit sales will remain above 17 million in 2016, we expect that in 2016 the industry selling rate will be relatively flat as compared to 2015. However, actual sales may materially differ. As discussed below in “Results of Operations,” in 2015, our new and used vehicle gross profit on a per vehicle retailed (“PVR”) basis were compressed due to higher inventory levels in certain vehicle models, changes in manufacturer incentive programs, and a competitive automotive retail environment. If new vehicle production exceeds the new vehicle industry selling rate in 2016, our new and used vehicle gross profit PVRs could continue to be adversely impacted by excess supply, as well as changes in incentive, marketing, and other programs put in place by the vehicle manufacturers.
After several years of decline, the number of recent-model-year vehicles in operation is growing due to increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business, and we believe that it will continue to benefit those components for the next several years. While the number of older vehicles in operation has declined in recent years and is expected to continue to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles. During 2015, the warranty component of our parts and service business also continued to benefit from elevated manufacturer recall activity.
Results of Operations
We had net income from continuing operations of $443.7 million and diluted earnings per share of $3.90 in 2015, as compared to net income from continuing operations of $419.8 million and diluted earnings per share of $3.53 in 2014, and net income from continuing operations of $375.8 million and diluted earnings per share of $3.05 in 2013.
For the year ended December 31, 2015, new vehicle sales accounted for approximately 57% of our total revenue, and approximately 21% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue, and approximately 11% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of total revenue, contributed approximately 68% of our gross profit.
Our retail new vehicle unit sales increased 7% in 2015, as compared to 2014. While attractive product offerings from manufacturers, continued access to affordable credit, and lower average fuel prices were supportive of a strong selling environment, higher inventory levels in certain vehicle models, changes in manufacturer incentive programs, and a competitive automotive retail environment adversely impacted new and used vehicle gross profit PVR, particularly in the Premium Luxury segment. New and used vehicle gross profit PVR compression was partially offset by continued strength in finance and insurance gross profit PVR. During the fourth quarter of 2015, our new and used vehicle gross profit PVRs each decreased more than $200, as compared to the same period in 2014, with declines in all three of our segments, but particularly in our Premium Luxury segment.
As a percentage of total gross profit, selling, general, and administrative (“SG&A”) expenses in 2015 decreased slightly compared to 2014. However, due to gross profit pressure in the fourth quarter of 2015, SG&A as a percentage of gross profit did not benefit from the normal seasonal strength in Premium Luxury vehicle sales. We are taking steps to align our costs, inventory, and pricing in response to the current market conditions.
In September 2015, Volkswagen issued a stop-sale order on 2015 vehicles equipped with certain diesel engines that do not meet certain state and/or federal clean air standards and has also withdrawn its application to U.S. regulators to certify certain 2016 diesel engine vehicles. Volkswagen has not yet proposed a solution to fix the impacted vehicles that has been accepted by U.S. regulators. We owned seven Volkswagen stores with approximately 400 vehicles subject to the stop-sale order at December 31, 2015. New vehicle unit sales from our Volkswagen stores represented less than 1% of our total consolidated new vehicle unit sales for the year ended December 31, 2015. See Note 16 of the Notes to Consolidated Financial Statements for more information regarding our Volkswagen franchises, including a discussion of non-cash impairment charges recorded to reduce the carrying values of the Volkswagen franchise rights to their estimated fair values.
Strategic Initiatives
We have invested and will continue to invest in the AutoNation retail brand with the goals of enhancing our customer satisfaction and expanding our market share. We continue to make significant investments to build a seamless, end-to-end customer experience in our stores and through our digital channels and to improve our ability to generate business through those channels. A portion of the expenses associated with these strategic initiatives have been and will be capitalized and amortized over future periods.
During 2015, we launched the sale of an AutoNation-branded extended service contract, the AutoNation Vehicle Protection Plan (the “AutoNation VPP”), in our Domestic and Import stores. We expect that finance and insurance revenue and gross profit will benefit from sales of the AutoNation VPP.
In 2015, we implemented a policy not to retail any new or used vehicle that has an open safety recall. We generally expect to receive the parts necessary to repair vehicles under an open safety recall within a short timeframe, and therefore do not expect our open safety recall policy to have a material adverse impact on the value of our used vehicle inventory. As noted below under “Inventory Management,” we record estimated losses on used vehicle inventory, and our open safety recall policy did not have a material impact on the amount recorded as of December 31, 2015.

Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market in our Consolidated Balance Sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 80,442 units in new vehicle inventory at December 31, 2015, and 67,424 units at December 31, 2014. See “New Vehicle Inventories” below for more information.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. Used vehicles that are not sold on a retail basis are generally liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $4.5 million at December 31, 2015, and $3.3 million at December 31, 2014.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.5 million at December 31, 2015, and $3.5 million at December 31, 2014.

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
As of December 31, 2015, we have $203.1 million of goodwill related to the Domestic reporting unit, $570.9 million related to the Import reporting unit, and $620.5 million related to the Premium Luxury reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 46 stores and totaled $385.7 million at April 30, 2015, are evaluated for impairment on a franchise-by-franchise basis annually. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of franchise rights impairment as of April 30, 2015. Based on our qualitative assessment, we determined that we should perform a quantitative test for franchise rights related to seven stores, and no impairment charges resulted from the quantitative test.

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
As a result of the unresolved issues related to Volkswagen as noted above in “Market Conditions,” during the fourth quarter of 2015, we performed a quantitative impairment test of the franchise rights recorded at our Volkswagen stores. As a result of this test, we recorded non-cash impairment charges of $15.4 million ($9.6 million after-tax) to reduce the carrying values of the Volkswagen franchise rights to their estimated fair values. See Note 16 of the Notes to Consolidated Financial Statements for more information.
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
When evaluating potential impairment of long-lived assets held and used, we first compare the carrying amount of the asset group to the asset group’s estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying amount of the asset group, we then compare the carrying amount of the asset group to the asset group’s estimated fair value to determine if impairment exists. The fair value measurements for our long-lived assets held and used were based on Level 3 inputs, which considered information obtained from third-party real estate valuation sources. See Note 16 of the Notes to Consolidated Financial Statements for more information about our fair value measurements. We recognize an impairment loss if the amount of the asset group’s carrying amount exceeds the asset group’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset group becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.
During 2015, we recorded non-cash impairment charges of $3.1 million related to long-lived assets held and used in continuing operations. The non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
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
We had assets held for sale in continuing operations of $47.1 million at December 31, 2015, and $64.7 million at December 31, 2014. During 2015, we recorded non-cash impairment charges of $3.0 million related to long-lived assets held for sale in continuing operations. These non-cash impairment charges are included in Other Income, Net (within

Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale in discontinued operations of $22.3 million at December 31, 2015, and $23.2 million at December 31, 2014. During 2015, we recorded a non-cash impairment charge of $0.8 million related to long-lived assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in our Consolidated Statements of Income.
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
Chargeback Reserve
Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts sold, and (iii) other vehicle protection products sold. We primarily sell these products on a straight commission basis; however, in certain cases, we also participate in the future underwriting profit on certain extended service contracts pursuant to retrospective commission arrangements, which are recognized as earned.
We may be charged back for commissions related to financing, vehicle service contracts, or other vehicle protection products in the event of early termination, default, or prepayment of the contracts by customers (“chargebacks”). However, our exposure to loss generally is limited to the commissions that we receive. These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks.
We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $97.3 million at December 31, 2015, and $84.9 million at December 31, 2014.
Chargebacks are influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in an adjustment to our estimated liability for chargebacks. The increase in our liability for chargebacks is largely attributable to increases in vehicle unit volume and product penetration in recent years, as well as an overall increase in the cancellation rates of finance and insurance products. Our actual chargeback experience has not been materially different from our recorded estimates. A 10% change in our estimated cancellation rates would have changed our estimated liability for chargebacks at December 31, 2015, by approximately $9.7 million.
See Note 18 of the Notes to Consolidated Financial Statements for further information regarding chargeback liabilities.
Self-Insurance Reserves
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. Our results could be materially impacted by claims and other expenses related to our self insurance programs if future occurrences and claims differ from these assumptions and historical trends. Self-insurance reserves totaled $74.8 million at December 31, 2015, and $71.4 million at December 31, 2014. Our actual loss experience has not been materially different from our recorded estimates.

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

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2015 vs. 2014			2014 vs. 2013
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,995.0	$10,972.2	$1,022.8	9.3	$9,949.6	$1,022.6	10.3
Retail used vehicle	4,370.3	3,988.9	381.4	9.6	3,697.9	291.0	7.9
Wholesale	398.4	396.8	1.6	0.4	429.5	(32.7)	(7.6)
Used vehicle	4,768.7	4,385.7	383.0	8.7	4,127.4	258.3	6.3
Finance and insurance, net	868.7	750.8	117.9	15.7	674.0	76.8	11.4
Total variable operations(1)	17,632.4	16,108.7	1,523.7	9.5	14,751.0	1,357.7	9.2
Parts and service	3,082.8	2,822.5	260.3	9.2	2,597.4	225.1	8.7
Other	146.8	177.6	(30.8)		169.2	8.4
Total revenue	$20,862.0	$19,108.8	$1,753.2	9.2	$17,517.6	$1,591.2	9.1
Gross profit:
New vehicle	$673.1	$650.1	$23.0	3.5	$616.4	$33.7	5.5
Retail used vehicle	358.4	363.2	(4.8)	(1.3)	325.2	38.0	11.7
Wholesale	(4.7)	(2.6)	(2.1)		4.5	(7.1)
Used vehicle	353.7	360.6	(6.9)	(1.9)	329.7	30.9	9.4
Finance and insurance	868.7	750.8	117.9	15.7	674.0	76.8	11.4
Total variable operations(1)	1,895.5	1,761.5	134.0	7.6	1,620.1	141.4	8.7
Parts and service	1,338.0	1,196.6	141.4	11.8	1,105.8	90.8	8.2
Other	28.0	30.6	(2.6)		34.0	(3.4)
Total gross profit	3,261.5	2,988.7	272.8	9.1	2,759.9	228.8	8.3
Selling, general, and administrative expenses	2,263.5	2,079.6	(183.9)	(8.8)	1,935.0	(144.6)	(7.5)
Depreciation and amortization	127.4	106.9	(20.5)		95.3	(11.6)
Franchise rights impairment	15.4	—	(15.4)		—	—
Other income, net	(17.9)	(18.6)	(0.7)		(10.7)	7.9
Operating income	873.1	820.8	52.3	6.4	740.3	80.5	10.9
Non-operating income (expense) items:
Floorplan interest expense	(58.3)	(53.3)	(5.0)		(53.4)	0.1
Other interest expense	(90.9)	(86.7)	(4.2)		(88.3)	1.6
Loss on debt extinguishment	—	(1.6)	1.6		—	(1.6)
Interest income	0.1	0.2	(0.1)		0.2	—
Other income (loss), net	(1.3)	2.9	(4.2)		5.6	(2.7)
Income from continuing operations before income taxes	$722.7	$682.3	$40.4	5.9	$604.4	$77.9	12.9
Retail vehicle unit sales:
New vehicle	339,080	318,008	21,072	6.6	292,922	25,086	8.6
Used vehicle	227,290	214,910	12,380	5.8	204,572	10,338	5.1
	566,370	532,918	33,452	6.3	497,494	35,424	7.1
Revenue per vehicle retailed:
New vehicle	$35,375	$34,503	$872	2.5	$33,967	$536	1.6
Used vehicle	$19,228	$18,561	$667	3.6	$18,076	$485	2.7
Gross profit per vehicle retailed:
New vehicle	$1,985	$2,044	$(59)	(2.9)	$2,104	$(60)	(2.9)
Used vehicle	$1,577	$1,690	$(113)	(6.7)	$1,590	$100	6.3
Finance and insurance	$1,534	$1,409	$125	8.9	$1,355	$54	4.0
Total variable operations(2)	$3,355	$3,310	$45	1.4	$3,247	$63	1.9

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2015 (%)	2014 (%)	2013 (%)
Revenue mix percentages:
New vehicle	57.5	57.4	56.8
Used vehicle	22.9	23.0	23.6
Parts and service	14.8	14.8	14.8
Finance and insurance, net	4.2	3.9	3.8
Other	0.6	0.9	1.0
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.6	21.8	22.3
Used vehicle	10.8	12.1	11.9
Parts and service	41.0	40.0	40.1
Finance and insurance	26.6	25.1	24.4
Other	1.0	1.0	1.3
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	5.9	6.2
Used vehicle-retail	8.2	9.1	8.8
Parts and service	43.4	42.4	42.6
Total	15.6	15.6	15.8
Selling, general, and administrative expenses	10.8	10.9	11.0
Operating income	4.2	4.3	4.2
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.4	69.6	70.1
Operating income	26.8	27.5	26.8

	December 31,
	2015	2014
Days supply:
New vehicle (industry standard of selling days)	68 days	54 days
Used vehicle (trailing calendar month days)	43 days	38 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. For example, the results for a store acquired in February 2014 would be included only in our same store comparison of 2015 to 2014, not in our same store comparison of 2014 to 2013. Therefore, the amounts presented in the year 2014 column that is being compared to the year 2015 column may differ from the amounts presented in the year 2014 column that is being compared to the year 2013 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,576.5	$10,885.3	$691.2	6.3	$10,748.9	$9,911.8	$837.1	8.4
Retail used vehicle	4,209.2	3,957.8	251.4	6.4	3,917.3	3,684.3	233.0	6.3
Wholesale	390.7	395.0	(4.3)	(1.1)	390.0	427.0	(37.0)	(8.7)
Used vehicle	4,599.9	4,352.8	247.1	5.7	4,307.3	4,111.3	196.0	4.8
Finance and insurance, net	846.1	745.6	100.5	13.5	738.1	671.8	66.3	9.9
Total variable operations(1)	17,022.5	15,983.7	1,038.8	6.5	15,794.3	14,694.9	1,099.4	7.5
Parts and service	2,973.3	2,793.1	180.2	6.5	2,773.5	2,585.6	187.9	7.3
Other	146.7	176.3	(29.6)		169.1	137.6	31.5
Total revenue	$20,142.5	$18,953.1	$1,189.4	6.3	$18,736.9	$17,418.1	$1,318.8	7.6
Gross profit:
New vehicle	$642.7	$646.0	$(3.3)	(0.5)	$635.7	$614.3	$21.4	3.5
Retail used vehicle	346.3	359.6	(13.3)	(3.7)	356.1	323.3	32.8	10.1
Wholesale	(4.7)	(2.2)	(2.5)		(2.6)	4.5	(7.1)
Used vehicle	341.6	357.4	(15.8)	(4.4)	353.5	327.8	25.7	7.8
Finance and insurance	846.1	745.6	100.5	13.5	738.1	671.8	66.3	9.9
Total variable operations(1)	1,830.4	1,749.0	81.4	4.7	1,727.3	1,613.9	113.4	7.0
Parts and service	1,285.7	1,182.5	103.2	8.7	1,174.3	1,100.7	73.6	6.7
Other	27.1	30.2	(3.1)		29.8	25.8	4.0
Total gross profit	$3,143.2	$2,961.7	$181.5	6.1	$2,931.4	$2,740.4	$191.0	7.0
Retail vehicle unit sales:
New vehicle	329,431	314,683	14,748	4.7	311,128	291,421	19,707	6.8
Used vehicle	220,538	212,731	7,807	3.7	210,702	203,498	7,204	3.5
Total	549,969	527,414	22,555	4.3	521,830	494,919	26,911	5.4
Revenue per vehicle retailed:
New vehicle	$35,141	$34,591	$550	1.6	$34,548	$34,012	$536	1.6
Used vehicle	$19,086	$18,605	$481	2.6	$18,592	$18,105	$487	2.7
Gross profit per vehicle retailed:
New vehicle	$1,951	$2,053	$(102)	(5.0)	$2,043	$2,108	$(65)	(3.1)
Used vehicle	$1,570	$1,690	$(120)	(7.1)	$1,690	$1,589	$101	6.4
Finance and insurance	$1,538	$1,414	$124	8.8	$1,414	$1,357	$57	4.2
Total variable operations(2)	$3,337	$3,320	$17	0.5	$3,315	$3,252	$63	1.9

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2015 (%)	2014 (%)	2014 (%)	2013 (%)
Revenue mix percentages:
New vehicle	57.5	57.4	57.4	56.9
Used vehicle	22.8	23.0	23.0	23.6
Parts and service	14.8	14.7	14.8	14.8
Finance and insurance, net	4.2	3.9	3.9	3.9
Other	0.7	1.0	0.9	0.8
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.4	21.8	21.7	22.4
Used vehicle	10.9	12.1	12.1	12.0
Parts and service	40.9	39.9	40.1	40.2
Finance and insurance	26.9	25.2	25.2	24.5
Other	0.9	1.0	0.9	0.9
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	5.9	5.9	6.2
Used vehicle-retail	8.2	9.1	9.1	8.8
Parts and service	43.2	42.3	42.3	42.6
Total	15.6	15.6	15.6	15.7

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2015	2014	2015 vs. 2014			2014 vs. 2013
			Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$11,995.0	$10,972.2	$1,022.8	9.3	$9,949.6	$1,022.6	10.3
Gross profit	$673.1	$650.1	$23.0	3.5	$616.4	$33.7	5.5
Retail vehicle unit sales	339,080	318,008	21,072	6.6	292,922	25,086	8.6
Revenue per vehicle retailed	$35,375	$34,503	$872	2.5	$33,967	$536	1.6
Gross profit per vehicle retailed	$1,985	$2,044	$(59)	(2.9)	$2,104	$(60)	(2.9)
Gross profit as a percentage of revenue	5.6%	5.9%			6.2%
Days supply (industry standard of selling days)	68 days	54 days

	Years Ended December 31,
	2015	2014	2015 vs. 2014		2014	2013	2014 vs. 2013
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$11,576.5	$10,885.3	$691.2	6.3	$10,748.9	$9,911.8	$837.1	8.4
Gross profit	$642.7	$646.0	$(3.3)	(0.5)	$635.7	$614.3	$21.4	3.5
Retail vehicle unit sales	329,431	314,683	14,748	4.7	311,128	291,421	19,707	6.8
Revenue per vehicle retailed	$35,141	$34,591	$550	1.6	$34,548	$34,012	$536	1.6
Gross profit per vehicle retailed	$1,951	$2,053	$(102)	(5.0)	$2,043	$2,108	$(65)	(3.1)
Gross profit as a percentage of revenue	5.6%	5.9%			5.9%	6.2%
2015 compared to 2014
Same store new vehicle revenue increased during 2015, as compared to 2014, as a result of increases in same store unit volume and revenue PVR. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted same store unit volume.
Same store revenue PVR during 2015 benefited from an increase in the average selling prices for Domestic and Import vehicles, partially offset by a decrease in the average selling price for Premium Luxury vehicles. Same store revenue PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices. In addition, same store revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store gross profit PVR decreased during 2015, as compared to 2014, primarily due to decreases in gross profit PVR for vehicles at our Premium Luxury and Import stores due to increased inventory levels and changes in manufacturer incentive programs, as well as a competitive automotive retail environment. During the fourth quarter of 2015, we experienced greater compression in our new vehicle gross profit PVR due to these factors. See “Results of Operations” above.
2014 compared to 2013
Same store new vehicle revenue increased during 2014, as compared to 2013, as a result of increases in same store unit volume and revenue PVR. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from certain automotive manufacturers also favorably impacted same store unit volume.
Same store revenue PVR during 2014 benefited from an increase in the average selling prices for Domestic and Premium Luxury vehicles, partially offset by a decrease in the average selling price for Import vehicles. Same store revenue PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit PVR decreased during 2014, as compared to 2013, primarily due to a decrease in gross profit PVR for vehicles at our Import stores. This decrease was partially offset by a shift in mix toward Premium Luxury vehicles, which have a relatively higher average gross profit PVR.
Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2015	2014	Variance 2015 vs. 2014	2013	Variance 2014 vs. 2013
Floorplan assistance	$117.8	$106.2	$11.6	$92.7	$13.5
New vehicle floorplan interest expense	(55.3)	(50.6)	(4.7)	(51.2)	0.6
Net new vehicle inventory carrying benefit	$62.5	$55.6	$6.9	$41.5	$14.1
2015 compared to 2014
The net new vehicle inventory carrying benefit increased in 2015, as compared to 2014, primarily due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year.
2014 compared to 2013
The net new vehicle inventory carrying benefit increased in 2014, as compared to 2013, due to an increase in floorplan assistance. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit.
New Vehicle Inventories
Our new vehicle inventories were $2.9 billion or 68 days supply at December 31, 2015, as compared to new vehicle inventories of $2.3 billion or 54 days supply at December 31, 2014. We had 80,442 units in new vehicle inventory at December 31, 2015, and 67,424 units at December 31, 2014. The increase in new vehicle inventory days supply at December 31, 2015 is primarily due to increases in Premium Luxury and Domestic new vehicle inventory, due to changes in manufacturer incentive programs, as well as the acquisitions that occurred during 2015. We are taking steps to align our inventory in response to the current market conditions.

Used Vehicle

	Years Ended December 31,
			2015 vs. 2014			2014 vs. 2013
($ in millions, except per vehicle data)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$4,370.3	$3,988.9	$381.4	9.6	$3,697.9	$291.0	7.9
Wholesale revenue	398.4	396.8	1.6	0.4	429.5	(32.7)	(7.6)
Total revenue	$4,768.7	$4,385.7	$383.0	8.7	$4,127.4	$258.3	6.3
Retail gross profit	$358.4	$363.2	$(4.8)	(1.3)	$325.2	$38.0	11.7
Wholesale gross profit (loss)	(4.7)	(2.6)	(2.1)		4.5	(7.1)
Total gross profit	$353.7	$360.6	$(6.9)	(1.9)	$329.7	$30.9	9.4
Retail vehicle unit sales	227,290	214,910	12,380	5.8	204,572	10,338	5.1
Revenue per vehicle retailed	$19,228	$18,561	$667	3.6	$18,076	$485	2.7
Gross profit per vehicle retailed	$1,577	$1,690	$(113)	(6.7)	$1,590	$100	6.3
Gross profit as a percentage of retail revenue	8.2%	9.1%			8.8%
Days supply (trailing calendar month days)	43 days	38 days

	Years Ended December 31,
	2015	2014	2015 vs. 2014		2014	2013	2014 vs. 2013
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$4,209.2	$3,957.8	$251.4	6.4	$3,917.3	$3,684.3	$233.0	6.3
Wholesale revenue	390.7	395.0	(4.3)	(1.1)	390.0	427.0	(37.0)	(8.7)
Total revenue	$4,599.9	$4,352.8	$247.1	5.7	$4,307.3	$4,111.3	$196.0	4.8
Retail gross profit	$346.3	$359.6	$(13.3)	(3.7)	$356.1	$323.3	$32.8	10.1
Wholesale gross profit (loss)	(4.7)	(2.2)	(2.5)		(2.6)	4.5	(7.1)
Total gross profit	$341.6	$357.4	$(15.8)	(4.4)	$353.5	$327.8	$25.7	7.8
Retail vehicle unit sales	220,538	212,731	7,807	3.7	210,702	203,498	7,204	3.5
Revenue per vehicle retailed	$19,086	$18,605	$481	2.6	$18,592	$18,105	$487	2.7
Gross profit per vehicle retailed	$1,570	$1,690	$(120)	(7.1)	$1,690	$1,589	$101	6.4
Gross profit as a percentage of retail revenue	8.2%	9.1%			9.1%	8.8%

2015 compared to 2014
Same store retail used vehicle revenue increased during 2015, as compared to 2014, due to increases in same store unit volume and revenue PVR. Same store unit volume was driven by an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales.
Same store revenue PVR benefited from an increase in the average selling price of used vehicles at our Domestic, Import, and Premium Luxury stores, and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.

Same store gross profit PVR decreased during 2015, as compared to 2014, primarily due to compressed gross profit PVRs for certified pre-owned vehicles, particularly in our Premium Luxury segment. During the fourth quarter of 2015, we experienced greater compression in our used vehicle gross profit PVR, which was largely a result of gross profit PVR compression for new vehicles during the same period.
2014 compared to 2013
Same store retail used vehicle revenue increased during 2014, as compared to 2013, due to increases in same store unit volume and revenue PVR. Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales.
Same store revenue PVR benefited from an increase in the average selling prices of used vehicles for all three segments, a shift in mix away from Import vehicles, which have relatively lower average selling prices, and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit PVR increased during 2014, as compared to 2013, due to an increase in the gross profit PVR for vehicles at our Import and Premium Luxury stores and a shift in mix away from Import vehicles, which have a relatively lower average gross profit PVR.
Used Vehicle Inventories
Used vehicle inventories were $539.7 million or 43 days supply at December 31, 2015, compared to $437.6 million or 38 days supply at December 31, 2014. We had 36,299 units in used vehicle inventory at December 31, 2015, and 29,586 units at December 31, 2014. The increase in used vehicle inventory days supply at December 31, 2015 is primarily due to our policy not to retail any used vehicle that has an open safety recall. As of December 31, 2015, approximately 17% of our units in used vehicle inventory were subject to our recall policy.

Parts & Service
Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and our collision businesses.

	Years Ended December 31,
			2015 vs. 2014			2014 vs. 2013
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,082.8	$2,822.5	$260.3	9.2	$2,597.4	$225.1	8.7
Gross profit	$1,338.0	$1,196.6	$141.4	11.8	$1,105.8	$90.8	8.2
Gross profit as a percentage of revenue	43.4%	42.4%			42.6%

	Years Ended December 31,
			2015 vs. 2014				2014 vs. 2013
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,973.3	$2,793.1	$180.2	6.5	$2,773.5	$2,585.6	$187.9	7.3
Gross profit	$1,285.7	$1,182.5	$103.2	8.7	$1,174.3	$1,100.7	$73.6	6.7
Gross profit as a percentage of revenue	43.2%	42.3%			42.3%	42.6%

2015 compared to 2014
Same store parts and service gross profit increased during 2015, as compared to 2014, primarily due to increases in gross profit associated with customer-pay service of $33.9 million, warranty of $28.1 million, the preparation of vehicles for sale of $22.6 million, and collision business of $12.5 million.
Customer-pay service gross profit benefited from improved operational execution and margin performance, as well as increased volume due to the increase in units in operation in our primary service base. See “Market Conditions” above. Warranty gross profit also benefited from an increase in volume, driven by the increase in units in operation in our primary service base, as well as elevated manufacturer recall activity. Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Gross profit associated with our collision business benefited from increased volume referred by automotive insurance providers, as well as an increase in the average repair value and improved customer retention efforts.
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

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2015 vs. 2014			2014 vs. 2013
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$868.7	$750.8	$117.9	15.7	$674.0	$76.8	11.4
Gross profit per vehicle retailed	$1,534	$1,409	$125	8.9	$1,355	$54	4.0

	Years Ended December 31,
			2015 vs. 2014				2014 vs. 2013
	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$846.1	$745.6	$100.5	13.5	$738.1	$671.8	$66.3	9.9
Gross profit per vehicle retailed	$1,538	$1,414	$124	8.8	$1,414	$1,357	$57	4.2

2015 compared to 2014
Same store finance and insurance revenue and gross profit increased during 2015, as compared to 2014, due to increases in same store finance and insurance revenue and gross profit PVR and new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit PVR benefited from increases in product penetration, profit on vehicle service contracts, and amounts financed per transaction, and more customers financing vehicles through our stores.
2014 compared to 2013
Same store finance and insurance revenue and gross profit increased during 2014, as compared to 2013, due to increases in new and used vehicle unit volume and same store finance and insurance revenue and gross profit PVR.
Same store finance and insurance revenue and gross profit PVR benefited from a shift in mix toward more profitable vehicle service contracts and an increase in product penetration for vehicle service contracts.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,069.8	$6,359.5	$710.3	11.2	$5,835.3	$524.2	9.0
Import	7,037.2	6,717.8	319.4	4.8	6,375.0	342.8	5.4
Premium Luxury	6,607.8	5,889.3	718.5	12.2	5,152.3	737.0	14.3
Total	20,714.8	18,966.6	1,748.2	9.2	17,362.6	1,604.0	9.2
Corporate and other	147.2	142.2	5.0	3.5	155.0	(12.8)	(8.3)
Total consolidated revenue	$20,862.0	$19,108.8	$1,753.2	9.2	$17,517.6	$1,591.2	9.1
Segment income(1):
Domestic	$336.9	$285.0	$51.9	18.2	$246.6	$38.4	15.6
Import	311.4	291.3	20.1	6.9	280.1	11.2	4.0
Premium Luxury	376.2	366.1	10.1	2.8	321.4	44.7	13.9
Total	1,024.5	942.4	82.1	8.7	848.1	94.3	11.1
Corporate and other	(209.7)	(174.9)	(34.8)		(161.2)	(13.7)
Floorplan interest expense	58.3	53.3	(5.0)		53.4	0.1
Operating income	$873.1	$820.8	$52.3	6.4	$740.3	$80.5	10.9
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	111,519	102,643	8,876	8.6	96,229	6,414	6.7
Import	157,868	154,066	3,802	2.5	143,325	10,741	7.5
Premium Luxury	69,693	61,299	8,394	13.7	53,368	7,931	14.9
	339,080	318,008	21,072	6.6	292,922	25,086	8.6

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$7,069.8	$6,359.5	$710.3	11.2	$5,835.3	$524.2	9.0
Segment income	$336.9	$285.0	$51.9	18.2	$246.6	$38.4	15.6
Retail new vehicle unit sales	111,519	102,643	8,876	8.6	96,229	6,414	6.7

2015 compared to 2014
Domestic revenue increased during 2015, as compared to 2014, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Domestic segment income increased during 2015, as compared to 2014, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR and higher vehicle unit volume. Domestic segment income also benefited from an increase in parts and service gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.
2014 compared to 2013
Domestic revenue increased during 2014, as compared to 2013, primarily due to an increase in new and used vehicle unit volume and an increase in new and used vehicle revenue PVR. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales.
Domestic segment income increased during 2014, as compared to 2013, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR and higher vehicle unit volume. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Years Ended December 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$7,037.2	$6,717.8	$319.4	4.8	$6,375.0	$342.8	5.4
Segment income	$311.4	$291.3	$20.1	6.9	$280.1	$11.2	4.0
Retail new vehicle unit sales	157,868	154,066	3,802	2.5	143,325	10,741	7.5

2015 compared to 2014
Import revenue increased during 2015, as compared to 2014, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and confidence as compared to the prior year. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. The increase in used vehicle unit volume was primarily due to an increase in trade-in volume associated with new vehicle sales, as well as an increase in sales of certified pre-owned vehicles. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices. Import revenue also benefited from an increase in parts and service revenue.
Import segment income increased during 2015, as compared to 2014, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR and higher vehicle unit volume. Increases in Import segment income were partially offset by an increase in variable expenses and decreases in both new and used vehicle gross profit due to the competitive automotive retail environment.
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
Import segment income increased during 2014, as compared to 2013, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR and higher new vehicle unit volume. Import segment income also benefited from an increase in parts and service gross profit and the recent acquisitions noted in the paragraph above. These increases were partially offset by an increase in variable expenses and a decrease in new vehicle gross profit due to a decrease in new vehicle gross profit PVR.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,607.8	$5,889.3	$718.5	12.2	$5,152.3	$737.0	14.3
Segment income	$376.2	$366.1	$10.1	2.8	$321.4	$44.7	13.9
Retail new vehicle unit sales	69,693	61,299	8,394	13.7	53,368	7,931	14.9

2015 compared to 2014
Premium Luxury revenue increased during 2015, as compared to the same period in 2014 primarily due to an increase in new and used vehicle unit volume and used vehicle revenue PVR. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices. New and used vehicle unit volume also benefited from the acquisitions we completed during 2015.
Premium Luxury segment income increased during 2015, as compared to 2014, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR and higher vehicle unit volume. Premium Luxury segment income also benefited from the acquisitions we completed during 2015. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses and decreases in new and used vehicle gross profit PVR due to increased inventory levels and changes in manufacturer incentive programs, as well as a competitive automotive retail environment. See “Results of Operations” above.
2014 compared to 2013
Premium Luxury revenue increased during 2014, as compared to the same period in 2013, primarily due to an increase in new and used vehicle unit volume and an increase in new and used vehicle revenue PVR. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year, as well as new product offerings from certain automotive manufacturers. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales. New and used vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2014.
Premium Luxury segment income increased during 2014, as compared to 2013, primarily due to an increase in parts and service gross profit and an increase in new vehicle gross profit, which benefited from higher new vehicle unit volume. Additionally, Premium Luxury segment income benefited from an increase in finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit PVR. Premium Luxury segment income also benefited from the acquisitions we completed in the fourth quarter of 2014. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

Selling, General, and Administrative Expenses
Our SG&A expenses consist primarily of compensation, including store and corporate salaries, commissions, and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), and store and corporate overhead expenses, which include occupancy costs, legal, accounting, and professional services, and general corporate expenses. The following table presents the major components of our SG&A.

	Years Ended December 31,
($ in millions)	2015	2014	Variance Favorable / (Unfavorable)	% Variance	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,454.3	$1,362.5	$(91.8)	(6.7)	$1,252.9	$(109.6)	(8.7)
Advertising	188.5	164.9	(23.6)	(14.3)	166.4	1.5	0.9
Store and corporate overhead	620.7	552.2	(68.5)	(12.4)	515.7	(36.5)	(7.1)
Total	$2,263.5	$2,079.6	$(183.9)	(8.8)	$1,935.0	$(144.6)	(7.5)

SG&A as a % of total gross profit:
Compensation	44.6	45.6	100	bps	45.4	(20)	bps
Advertising	5.8	5.5	(30)	bps	6.0	50	bps
Store and corporate overhead	19.0	18.5	(50)	bps	18.7	20	bps
Total	69.4	69.6	20	bps	70.1	50	bps
2015 compared to 2014
SG&A expenses increased in 2015, as compared to 2014, primarily due to a volume-driven increase in variable compensation expense, an increase in store and corporate overhead expenses due in part to the acquisitions we completed in 2015, and an increase in advertising expenditures. As a percentage of total gross profit, SG&A expenses decreased slightly to 69.4% in 2015 from 69.6% in 2014, primarily due to a decrease in compensation expense as a percentage of total gross profit.
2014 compared to 2013
SG&A expenses increased in 2014, as compared to 2013, primarily due to a performance-driven increase in compensation expense, an increase in store and corporate overhead expenses, and an increase in gross advertising expenditures excluding the impact of expenses incurred in 2013 related to the re-branding of our Domestic and Import stores under the AutoNation retail brand. As a percentage of total gross profit, SG&A expenses decreased to 69.6% in 2014 from 70.1% in 2013 resulting from our continued effective management of our cost structure and improved gross profit.
Other Income, Net (included in Operating Income)
During 2015, we recognized gains related to property dispositions of $16.7 million ($10.3 million after-tax) and the divestiture of three Import stores of $7.4 million ($4.6 million after-tax). These gains were partially offset by non-cash property impairments of $6.1 million ($3.8 million after-tax).
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

Franchise Rights Impairment
During 2015, we recorded non-cash impairment charges of $15.4 million ($9.6 million after-tax) associated with franchise rights recorded at our Volkswagen stores. See Note 16 of the Notes to Consolidated Financial Statements for more information.
Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $58.3 million in 2015, $53.3 million in 2014, and $53.4 million in 2013. The increase in floorplan interest expense of $5.0 million in 2015, as compared to 2014, is primarily the result of higher average vehicle floorplan balances. Floorplan interest expense in 2014 was relatively flat compared to 2013.
Other Interest Expense
Other interest expense was $90.9 million in 2015, $86.7 million in 2014, and $88.3 million in 2013. The increase in interest expense of $4.2 million in 2015, as compared to 2014, was primarily due to an increase of $8.3 million resulting from the September 2015 issuance of our 3.35% Senior Notes due 2021 and 4.5% Senior Notes due 2025. This increase was partially offset by decreases in interest expense of $3.3 million due to lower interest rates associated with our credit facility refinancing in December 2014 and our commercial paper program established in May 2015, and $0.6 million resulting from lower levels of debt outstanding during the year associated with our mortgage facility. Other interest expense in 2014 was relatively flat compared to 2013.
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
Our effective income tax rate was 38.6% in 2015. See Note 11 of the Notes to Consolidated Financial Statements for discussion of our unrecognized tax benefits. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2016.
Our effective income tax rate was 38.5% in 2014 and was 37.8% in 2013, which reflected the benefit of certain favorable tax adjustments. During 2013, we completed a restructuring of certain of our subsidiaries, a consequence of which was the release of a valuation allowance of $3.4 million, which was reflected as a benefit in our income tax provision in 2013.
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

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2015 and 2014:

(In millions)	December 31, 2015		December 31, 2014
Cash and cash equivalents	$74.1		$75.4
Revolving credit facility	$1,463.1	(1)	$644.4	(2)
Secured used floorplan facilities(3)	$127.1		$50.2

(1)
At December 31, 2015, the borrowing capacity under our revolving credit facility was $1,755.9 million, which was limited by the maximum consolidated leverage ratio contained in our credit agreement to $1,463.1 million. We use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. At December 31, 2015, we had $599.5 million of commercial paper notes outstanding, which in effect reduced the available liquidity under our revolving credit facility to $863.6 million. See “Long-Term Debt - Commercial Paper” for additional information.

(2)	Based on aggregate borrowings outstanding of $1,110.0 million and outstanding letters of credit of $45.6 million at December 31, 2014.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At December 31, 2015, surety bonds, letters of credit, and cash deposits totaled $98.9 million, including the $44.1 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
In February 2014, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants, subscription rights, depositary shares or stock purchase contracts, as well as units that include any of those securities. During 2015, we issued the 3.35% Senior Notes due 2021 and the 4.5% Senior Notes
due 2025 pursuant to this registration statement. See “Long-Term Debt - Senior Unsecured Notes” for additional information.
Capital Allocation
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2015	2014	2013
Shares repurchased	3.9	9.4	1.1
Aggregate purchase price	$235.1	$485.1	$53.5
Average purchase price per share	$60.49	$51.59	$47.37

In addition, from January 1, 2016 through February 8, 2016, we repurchased 3.6 million shares for an aggregate purchase price of $160.3 million (average purchase price per share of $44.79). As of February 8, 2016, $135.3 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2015	2014	2013
Purchases of property and equipment, including operating lease buy-outs (1)	$266.9	$197.8	$207.2

(1) Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2015	2014	2013
Cash received from (used in) business acquisitions, net(1)	$(321.5)	$(205.2)	$(87.9)
Cash received from (used in) business divestitures, net	$43.9	$41.4	$10.1

(1) Excludes capital leases.
We purchased 22 stores and related assets during 2015, which include Chrysler, Dodge, Jeep, Ram, Mercedes-Benz, Honda, Ford, Lincoln, Audi, Volkswagen, Hyundai, Subaru, Jaguar, Land Rover, Volvo, and Fiat franchises. We purchased five stores in 2014 and five stores in 2013.
During 2015, we divested three Import stores. In 2014, we divested two Import stores and our customer lead distribution business, which was reported in the “Corporate and other” category of our segment information. In 2013, we divested one Import store.
In February 2016, we purchased 12 stores and related assets located in Texas, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, and Sprinter franchises.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2015 and 2014:

(In millions)	2015	2014
6.75% Senior Notes due 2018	$397.9	$397.1
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	—
4.5% Senior Notes due 2025	448.5	—
Revolving credit facility due 2019	—	1,110.0
Mortgage facility(1)	175.7	185.5
Capital leases and other debt	95.0	85.8
	1,767.1	2,128.4
Less: current maturities	(13.4)	(25.0)
Long-term debt, net of current maturities	$1,753.7	$2,103.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
On September 21, 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes were sold at 99.998% of the aggregate principal amount. Interest on the 2021 Notes is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021. At December 31, 2015, we had outstanding $300.0 million of 2021 Notes, net of debt discount.
On September 21, 2015, we also issued $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at 99.663% of the aggregate principal amount. Interest on the 2025 Notes is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025. At December 31, 2015, we had outstanding $448.5 million of 2025 Notes, net of debt discount.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes. Proceeds from the issuance of these senior unsecured notes were used to reduce borrowings under our revolving credit facility and for general corporate purposes. In connection with the issuance of the 2021 Notes and 2025 Notes, we incurred $6.4 million in debt issuance costs that will be amortized to interest expense over the terms of the related debt arrangements.
At December 31, 2015, we had outstanding $397.9 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At December 31, 2015, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries. The subsidiary guarantees for the 2021 Notes and the 2025 Notes may be released in certain circumstances as set forth in the indentures for such notes.
Credit Agreement
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2015, we had no borrowings outstanding under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $44.1 million at December 31, 2015, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2015. As of December 31, 2015, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.5 billion.
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
Other Long-Term Debt
At December 31, 2015, we had $175.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At December 31, 2015, we had capital lease and other debt obligations of $95.0 million, which are due at various dates through 2034.
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
At December 31, 2015, we had $599.5 million of commercial paper notes outstanding with a weighted-average annual interest rate of 0.92% and a weighted-average remaining term of 20 days.
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
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under our credit agreement, the maximum leverage ratio is 3.75x and the maximum capitalization ratio is 70.0%. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2014 plus $1.53 billion. The specific terms of these covenants can be found in our credit agreement, which we filed with our Current Report on Form 8-K on December 4, 2014.
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
As of December 31, 2015, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2015, our leverage ratio and capitalization ratio were as follows:

	December 31, 2015
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.32x
Capitalization ratio	≤ 70.0%	61.0%
Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	2015	2014
Vehicle floorplan payable - trade	$2,565.8	$2,090.7
Vehicle floorplan payable - non-trade	1,161.3	1,006.5
Vehicle floorplan payable	$3,727.1	$3,097.2
Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities. Financing decisions for our used vehicle inventories are dependent on a combination of factors, such as liquidity needs and pricing considerations, among others.
At December 31, 2015, the aggregate capacity under our used vehicle floorplan facilities was $350.0 million. As of that date, $212.5 million had been borrowed under those facilities, and the remaining borrowing capacity of $137.5 million was limited to $127.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.
At December 31, 2014, the aggregate capacity under our used vehicle floorplan facilities was $315.0 million. As of that date, $236.0 million had been borrowed under those facilities, and the remaining borrowing capacity of $79.0 million was limited to $50.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.
All the vehicle floorplan facilities utilize LIBOR-based interest rates. Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally allow the manufacturer to draft against the new vehicle floorplan facilities so the lender directly funds the manufacturer for the purchase of new vehicle inventory. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2015	2014	2013
Net cash provided by operating activities	$507.2	$485.1	$484.1
Net cash used in investing activities	$(509.4)	$(376.0)	$(257.8)
Net cash provided by (used in) financing activities	$0.9	$(102.9)	$(226.8)
Cash Flows from Operating Activities
Our primary sources of operating cash flows are collections from contracts-in-transit and customers following the sale of vehicles, collections from customers for the sale of parts and services and finance and insurance products, and proceeds from vehicle floorplan payable-trade. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, purchases of parts inventory, personnel-related expenditures, and payments related to taxes and leased properties.
2015 compared to 2014
Net cash provided by operating activities increased during 2015, as compared to 2014, and was primarily due to a decrease in working capital requirements and an increase in earnings.
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
2015 compared to 2014
Net cash used in investing activities increased during 2015, as compared to 2014, primarily due to an increase in cash used in business acquisitions, net of cash acquired, an increase in property and equipment purchases, partially offset by an increase in proceeds from the sale of property and equipment.
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

2015 compared to 2014
Under our share repurchase program authorized by our Board of Directors, during 2015, we repurchased 3.9 million shares of common stock for an aggregate purchase price of $235.1 million (average purchase price per share of $60.49). Additionally, 36,712 shares were surrendered to AutoNation in 2015 to satisfy tax withholding obligations in connection with the vesting of restricted stock. During 2014, we repurchased 9.4 million shares of our common stock for an aggregate purchase price of $485.1 million (average purchase price per share of $51.59). Additionally, 46,752 shares were surrendered to AutoNation in 2014 to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 and $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025. The 2021 Notes were sold at 99.998% of the aggregate principal amount. The 2025 Notes were sold at 99.663% of the aggregate principal amount. See “Long-Term Debt - Senior Unsecured Notes” above for additional information regarding our 2021 Notes and 2025 Notes. Cash flows from financing activities in 2015 reflect cash payments of $6.4 million for debt issuance costs that are being amortized to interest expense over the terms of the related debt arrangements.
During 2015, we borrowed $1.4 billion and repaid $2.5 billion under our revolving credit facility, for net repayments of $1.1 billion. During 2015, we also established a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion. Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $599.5 million during 2015.
During 2014, we amended and restated our existing unsecured credit agreement and replaced our $500.0 million term loan facility and $1.2 billion revolving credit facility with a $1.8 billion revolving credit facility. The indebtedness outstanding under the prior credit agreement was paid off with proceeds from our amended credit agreement. We also paid $6.0 million in connection with refinancing our indebtedness. These debt issuance costs are reflected in cash flows from financing activities in 2014 and are being amortized to interest expense over the term of our credit agreement. During 2014, we borrowed $2.8 billion and repaid $2.0 billion under our revolving credit facilities, for net borrowings of $810.0 million.
We made payments of capital lease and other debt obligations of $18.2 million during 2015 and $24.7 million during 2014.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net repayments of $13.3 million during 2015 compared to net proceeds of $61.6 million in 2014.
During 2015, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options as compared to 2014.
2014 compared to 2013
Net cash used in financing activities decreased during 2014, as compared to 2013, primarily due to the net impact of the debt activity that occurred in 2014, described above, partially offset by an increase in repurchases of common stock.

Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2015. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2016)	1 - 3 Years (2017 and 2018)	3 - 5 Years (2019 and 2020)	More Than 5 Years (2021 and thereafter)
Vehicle floorplan payable (Note 3)(1)	$3,727.1	$3,727.1	$—	$—	$—
Long-term debt, including capital leases (Note 7)(1)(2)	1,767.1	13.4	579.7	394.7	779.3
Commercial paper (Note 7)(1)	599.5	599.5	—	—	—
Interest payments(3)	450.9	89.6	155.0	94.1	112.2
Operating lease and other commitments (Note 8)(1)(4)	401.5	45.9	78.5	66.8	210.3
Unrecognized tax benefits, net (Note 11)(1)	7.1	—	2.7	4.4	—
Deferred compensation obligations(5)	64.6	5.4	—	—	59.2
Estimated chargeback liability (Note 18)(1)(6)	97.3	56.2	36.7	4.3	0.1
Estimated self-insurance obligations (Note 6)(1)(7)	74.8	27.2	25.1	11.4	11.1
Purchase obligations(8)	467.6	428.1	37.1	0.8	1.6
Total	$7,657.5	$4,992.4	$914.8	$576.5	$1,173.8

(1)	See Notes to Consolidated Financial Statements.

(2)	Amounts for long-term debt obligations exclude $3.6 million of unamortized debt discounts related to our 6.75% Senior Notes due 2018, 3.35% Senior Notes due 2021, and 4.5% Senior Notes due 2025.

(3)
Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes, mortgage facility, and capital leases. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

(4)
Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2015, these charges totaled approximately $26 million. Additionally, operating leases that are on a month-to-month basis are not included.

(5)	Due to uncertainty regarding timing of payments expected beyond one year, long-term obligations for deferred compensation arrangements have been classified in the “More Than 5 Years” column.

(6)	Our estimated chargeback obligations do not have scheduled maturities, however, the timing of future payments is estimated based on historical patterns.

(7)
Our estimated self-insurance obligations are based on management estimates and actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments is estimated based on historical patterns.

(8)
Primarily represents acquisition-related commitments, as well as purchase orders and contracts in connection with information technology and communication systems and real estate construction projects.

We expect that the amounts above will be funded through cash flows from operations or borrowings under our commercial paper program or credit agreement. In the case of payments due upon the maturity of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2015, surety bonds, letters of credit, and cash deposits totaled $98.9 million, of which $44.1 million represented letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

•Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.

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

•
We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, and commercial paper program that could have a material adverse effect on our profitability.

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
We had $3.7 billion of variable rate vehicle floorplan payable at December 31, 2015, and $3.1 billion at December 31, 2014. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $37.3 million in 2015 and $31.0 million in 2014 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $599.5 million of commercial paper notes outstanding at December 31, 2015. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $6.0 million in 2015.
We had no other variable rate debt outstanding at December 31, 2015 and $1.1 billion at December 31, 2014. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $11.1 million in 2014.
Our fixed rate long-term debt, consisting of amounts outstanding under senior unsecured notes, mortgages, and capital lease and other debt obligations, totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2015, and totaled $1.0 billion and had a fair value of $1.1 billion as of December 31, 2014.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
February 10, 2016
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited AutoNation, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoNation, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, AutoNation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
AutoNation, Inc. acquired fourteen stores in the fourth quarter of 2015, and management excluded from its assessment of the effectiveness of AutoNation, Inc.’s internal control over financial reporting as of December 31, 2015, the fourteen stores, which had less than 2.5% of total assets and less than 0.5% of total revenue included in the consolidated financial statements of AutoNation, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of AutoNation, Inc. also excluded an evaluation of the internal control over financial reporting of the fourteen stores.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoNation, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 10, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 10, 2016
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74.1	$75.4
Receivables, net	908.2	817.8
Inventory	3,612.0	2,899.0
Other current assets	117.1	207.0
Total Current Assets	4,711.4	3,999.2
PROPERTY AND EQUIPMENT, NET	2,667.4	2,422.0
GOODWILL, NET	1,394.5	1,314.7
OTHER INTANGIBLE ASSETS, NET	439.9	354.7
OTHER ASSETS	345.1	309.1
Total Assets	$9,558.3	$8,399.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,565.8	$2,090.7
Vehicle floorplan payable - non-trade	1,161.3	1,006.5
Accounts payable	299.9	264.7
Commercial paper	599.5	—
Current maturities of long-term debt	13.4	25.0
Other current liabilities	529.2	495.1
Total Current Liabilities	5,169.1	3,882.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,753.7	2,103.4
DEFERRED INCOME TAXES	78.6	137.9
OTHER LIABILITIES	207.6	204.3
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 120,562,149 shares issued at December 31, 2015, and 163,562,149 shares issued at December 31, 2014, including shares held in treasury	1.2	1.6
Additional paid-in capital	5.2	61.8
Retained earnings	2,702.8	3,756.6
Treasury stock, at cost; 9,758,091 and 50,248,909 shares held, respectively	(359.9)	(1,747.9)
Total Shareholders’ Equity	2,349.3	2,072.1
Total Liabilities and Shareholders’ Equity	$9,558.3	$8,399.7

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2015	2014	2013
Revenue:
New vehicle	$11,995.0	$10,972.2	$9,949.6
Used vehicle	4,768.7	4,385.7	4,127.4
Parts and service	3,082.8	2,822.5	2,597.4
Finance and insurance, net	868.7	750.8	674.0
Other	146.8	177.6	169.2
TOTAL REVENUE	20,862.0	19,108.8	17,517.6
Cost of Sales:
New vehicle	11,321.9	10,322.1	9,333.2
Used vehicle	4,415.0	4,025.1	3,797.7
Parts and service	1,744.8	1,625.9	1,491.6
Other	118.8	147.0	135.2
TOTAL COST OF SALES (excluding depreciation shown below)	17,600.5	16,120.1	14,757.7
Gross Profit:
New vehicle	673.1	650.1	616.4
Used vehicle	353.7	360.6	329.7
Parts and service	1,338.0	1,196.6	1,105.8
Finance and insurance	868.7	750.8	674.0
Other	28.0	30.6	34.0
TOTAL GROSS PROFIT	3,261.5	2,988.7	2,759.9
Selling, general, and administrative expenses	2,263.5	2,079.6	1,935.0
Depreciation and amortization	127.4	106.9	95.3
Franchise rights impairment	15.4	—	—
Other income, net	(17.9)	(18.6)	(10.7)
OPERATING INCOME	873.1	820.8	740.3
Non-operating income (expense) items:
Floorplan interest expense	(58.3)	(53.3)	(53.4)
Other interest expense	(90.9)	(86.7)	(88.3)
Loss on debt extinguishment	—	(1.6)	—
Interest income	0.1	0.2	0.2
Other income (loss), net	(1.3)	2.9	5.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	722.7	682.3	604.4
Income tax provision	279.0	262.5	228.6
NET INCOME FROM CONTINUING OPERATIONS	443.7	419.8	375.8
Loss from discontinued operations, net of income taxes	(1.1)	(1.1)	(0.9)
NET INCOME	$442.6	$418.7	$374.9
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.94	$3.58	$3.10
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$3.93	$3.57	$3.09
Weighted average common shares outstanding	112.7	117.3	121.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.90	$3.53	$3.05
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$3.89	$3.52	$3.04
Weighted average common shares outstanding	113.9	118.9	123.3
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	110.8	113.3	120.9
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014, and 2013
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2012	163,562,149	$1.6	$26.6	$2,963.0	$(1,302.7)	$1,688.5
Net income	—	—	—	374.9	—	374.9
Repurchases of common stock	—	—	—	—	(55.7)	(55.7)
Stock-based compensation expense	—	—	21.3	—	—	21.3
Shares awarded under stock-based compensation plans, including excess income tax benefit of $10.0	—	—	(5.1)	—	37.8	32.7
BALANCE AT DECEMBER 31, 2013	163,562,149	$1.6	$42.8	$3,337.9	$(1,320.6)	$2,061.7
Net income	—	—	—	418.7	—	418.7
Repurchases of common stock	—	—	—	—	(487.7)	(487.7)
Stock-based compensation expense	—	—	26.3	—	—	26.3
Shares awarded under stock-based compensation plans, including excess income tax benefit of $18.0	—	—	(7.3)	—	60.4	53.1
BALANCE AT DECEMBER 31, 2014	163,562,149	$1.6	$61.8	$3,756.6	$(1,747.9)	$2,072.1
Net income	—	—	—	442.6	—	442.6
Repurchases of common stock	—	—	—	—	(237.3)	(237.3)
Treasury stock cancellation	(43,000,000)	(0.4)	(78.7)	(1,496.4)	1,575.5	—
Stock-based compensation expense	—	—	24.0	—	—	24.0
Shares awarded under stock-based compensation plans, including excess income tax benefit of $17.9	—	—	(1.9)	—	49.8	47.9
BALANCE AT DECEMBER 31, 2015	120,562,149	$1.2	$5.2	$2,702.8	$(359.9)	$2,349.3

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2015	2014	2013
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$442.6	$418.7	$374.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1.1	1.1	0.9
Depreciation and amortization	127.4	106.9	95.3
Amortization of debt issuance costs and accretion of debt discounts	4.7	5.7	5.7
Stock-based compensation expense	24.0	26.3	21.3
Franchise rights impairment	15.4	—	—
Non-cash impairment charges	6.1	1.1	0.7
Write-off of deferred debt issuance costs	—	0.4	—
Net gain on asset sales and dispositions	(23.8)	(13.8)	(9.8)
Deferred income tax provision	10.0	9.5	9.9
Excess tax benefit from stock-based awards	(17.9)	(18.0)	(10.0)
Other	1.3	(2.0)	(6.8)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(91.8)	(80.3)	(46.3)
Inventory	(548.8)	(27.3)	(400.1)
Other assets	(8.8)	(41.1)	(21.5)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	488.0	(27.2)	364.2
Accounts payable	37.7	7.5	36.7
Other liabilities	41.0	118.7	63.8
Net cash provided by continuing operations	508.2	486.2	478.9
Net cash provided by (used in) discontinued operations	(1.0)	(1.1)	5.2
Net cash provided by operating activities	507.2	485.1	484.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(247.6)	(209.2)	(160.8)
Property operating lease buy-outs	(10.2)	(0.4)	(41.9)
Proceeds from the sale of property and equipment	21.9	5.5	3.1
Proceeds from the disposal of assets held for sale	11.5	2.6	22.7
Insurance recoveries on property and equipment	1.0	—	2.5
Cash used in business acquisitions, net of cash acquired	(321.5)	(205.2)	(87.9)
Cash received from business divestitures, net of cash relinquished	43.9	41.4	10.1
Net change in restricted cash	(3.8)	—	—
Proceeds from the sales of restricted investments	—	0.5	—
Other	(4.6)	(11.2)	(5.6)
Net cash used in continuing operations	(509.4)	(376.0)	(257.8)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(509.4)	(376.0)	(257.8)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2015	2014	2013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(237.3)	(487.7)	(67.3)
Proceeds from 3.35% Senior Notes due 2021	300.0	—	—
Proceeds from 4.5% Senior Notes due 2025	448.5	—	—
Payment of term loan facility	—	(500.0)	—
Proceeds from revolving credit facilities	1,410.0	2,780.0	815.0
Payments of revolving credit facilities	(2,520.0)	(1,970.0)	(1,055.0)
Net proceeds from commercial paper	599.5	—	—
Payment of debt issuance costs	(6.4)	(6.0)	—
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(13.3)	61.6	89.0
Payments of mortgage facilities	(9.8)	(9.2)	(8.7)
Payments of capital lease and other debt obligations	(18.2)	(24.7)	(26.2)
Proceeds from the exercise of stock options	30.0	35.1	22.7
Excess tax benefit from stock-based awards	17.9	18.0	10.0
Net cash provided by (used in) continuing operations	0.9	(102.9)	(220.5)
Net cash used in discontinued operations	—	—	(6.3)
Net cash provided by (used in) financing activities	0.9	(102.9)	(226.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.3)	6.2	(0.5)
CASH AND CASH EQUIVALENTS at beginning of period	75.4	69.2	69.7
CASH AND CASH EQUIVALENTS at end of period	$74.1	$75.4	$69.2

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2015, we owned and operated 342 new vehicle franchises from 254 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2015, are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche).
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. The significant estimates made in the accompanying Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, and certain assumptions related to stock-based compensation.
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
Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Our new vehicle inventory costs are generally reduced by manufacturer holdbacks (percentage of either the manufacturer’s suggested retail price or invoice price of a new vehicle that the manufacturer repays to the dealer),

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market. See Note 3 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Income, Net (within Operating Income) in the Consolidated Statements of Income. See Note 4 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.
Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and capitalized lease assets are amortized to depreciation expense over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

Buildings and improvements	5 to 40 years

Furniture, fixtures, and equipment	3 to 10 years
We continually evaluate property and equipment, including leasehold improvements, to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. We measure impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. See Note 16 of the Notes to Consolidated Financial Statements for information about our fair value measurements.
During 2015, we recorded non-cash impairment charges of $3.1 million related to long-lived assets held and used in continuing operations. The non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information. During 2014, there were no impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $47.1 million at December 31, 2015, and $64.7 million at December 31, 2014, included in continuing operations. We recorded non-cash impairment charges of $3.0 million in 2015 and $1.1 million in 2014 associated with assets held for sale in continuing operations. These charges are recorded as a component of Other Income, Net (within Operating Income) in the Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $22.3 million at December 31, 2015, and $23.2 million at December 31, 2014, included in discontinued operations. We recorded non-cash impairment charges of $0.8 million in 2015 and $0.2 million in 2014 related to long-lived assets held for sale in discontinued operations. These non-cash impairment charges are included in Loss from Discontinued Operations in our Consolidated Statements of Income.

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
Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. The contractual terms of our franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases, manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult, outside of bankruptcy, for a manufacturer to terminate or not renew a franchise under these franchise laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer outside of bankruptcy. Accordingly, we believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives. Other intangible assets are amortized using a straight-line method over their useful lives, generally ranging from three to thirty years.
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2015. Based on our qualitative assessment of potential goodwill impairment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we recorded no goodwill impairment charges during 2015. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from the quantitative test. As a result of the unresolved issues related to Volkswagen associated with certain of its diesel engine vehicles, during the fourth quarter of 2015, we performed a quantitative impairment test of the franchise rights recorded at our Volkswagen stores. As a result of this test, we recorded non-cash impairment charges of $15.4 million ($9.6 million after-tax) to reduce the carrying values of the Volkswagen franchise rights to their estimated fair values.
We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2014. Based on our qualitative assessment of potential goodwill impairment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we recorded no goodwill impairment charges during 2014. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from the quantitative test.
See Note 5 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 16 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, property and equipment held for sale in continuing operations and discontinued operations and prepaid expenses, and at December 31, 2014, also included current deferred tax assets. See Note 11 of our Notes to Consolidated Financial Statements for more information.
Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants,

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

and the long-term portions of debt issuance costs and notes receivable. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Statements of Income.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, the current portions of finance and insurance chargeback liabilities and self-insurance reserves, deferred revenue, customer deposits, and accrued expenses.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, self-insurance reserves, and finance and insurance chargeback liabilities.
Employee Savings Plans
We offer a 401(k) plan to all of our employees and provide a matching contribution to certain employees that participate in the plan. We provided a matching contribution of $6.8 million in 2015, $5.9 million in 2014, and $5.2 million in 2013. Employer matching contributions are subject to a three-year graded vesting period for employees hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for employees hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $0.6 million for 2015, $0.6 million for 2014, and $0.5 million in 2013. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Participants eligible for a matching contribution under the Plan are not eligible for a matching contribution in our 401(k) plan. The balances due to participants in the Plan were $64.6 million as of December 31, 2015, and $63.4 million as of December 31, 2014, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
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
We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which is recognized as earned. Certain commissions earned from the sales of finance and insurance products are subject to chargeback should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $97.3 million at December 31, 2015, and $84.9 million at December 31, 2014. See Note 18 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $188.5 million in 2015, $164.9 million in 2014, and $166.4 million in 2013, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $56.4 million in 2015, $47.1 million in 2014, and $42.4 million in 2013. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This accounting standard update was originally effective for interim and annual reporting periods beginning after December 15, 2016, with no early adoption permitted. However, in August 2015, the FASB issued an accounting standard update that delays the effective date by one year for all entities with the option to adopt the standard as of the original

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

effective date. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.
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
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes. The amendments in this accounting standard update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in these accounting standard updates may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and are effective for interim and annual reporting periods beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We adopted this accounting standard update prospectively effective October 1, 2015, and prior periods were not retrospectively adjusted. See Note 11 of the Notes to Consolidated Financial Statements for more information.

2. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2015	2014
Trade receivables	$133.6	$125.0
Manufacturer receivables	221.4	198.3
Other	38.0	37.9
	393.0	361.2
Less: allowances for doubtful accounts	(4.5)	(3.7)
	388.5	357.5
Contracts-in-transit and vehicle receivables	508.0	460.3
Income tax refundable (See Note 11)	11.7	—
Receivables, net	$908.2	$817.8

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2015	2014
New vehicles	$2,888.1	$2,294.3
Used vehicles	539.7	437.6
Parts, accessories, and other	184.2	167.1
Inventory	$3,612.0	$2,899.0

The components of vehicle floorplan payables at December 31 are as follows:

	2015	2014
Vehicle floorplan payable - trade	$2,565.8	$2,090.7
Vehicle floorplan payable - non-trade	1,161.3	1,006.5
Vehicle floorplan payable	$3,727.1	$3,097.2
Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used floorplan facilities. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
Our inventory costs are generally reduced by manufacturer holdbacks, incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising, while the related vehicle floorplan payables are reflective of the gross cost of the vehicle. The vehicle floorplan payables, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally allow the manufacturer to draft against the new vehicle floorplan facilities so the lender directly funds the manufacturer for the purchase of new vehicle inventory. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% during 2015 and 1.8% during 2014. At December 31, 2015, the aggregate capacity under our floorplan credit agreements with various lenders to finance our new vehicle inventory was approximately $4.3 billion, of which $3.5 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% during 2015 and 1.7% during 2014. At December 31, 2015, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $350.0 million, of which $212.5 million had been borrowed. The remaining borrowing capacity of $137.5 million was limited to $127.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2015	2014
Land	$1,178.4	$1,090.4
Buildings and improvements	1,856.6	1,683.4
Furniture, fixtures, and equipment	642.2	578.7
	3,677.2	3,352.5
Less: accumulated depreciation and amortization	(1,009.8)	(930.5)
Property and equipment, net	$2,667.4	$2,422.0

We capitalized interest in connection with various construction projects to upgrade or remodel our facilities of $0.9 million in 2015, $1.2 million in 2014, and $0.7 million in 2013.

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2015	2014
Goodwill	$1,394.5	$1,314.7

Franchise rights - indefinite-lived	$432.4	$348.1
Other intangible assets	14.3	12.6
	446.7	360.7
Less: accumulated amortization	(6.8)	(6.0)
Intangible assets, net	$439.9	$354.7

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2014 (1)	$165.2	$555.8	$538.6	$—	$1,259.6
Acquisitions, dispositions, and other adjustments	9.9	(4.2)	49.4	—	55.1
Goodwill at December 31, 2014 (1)	175.1	551.6	588.0	—	1,314.7
Acquisitions, dispositions, and other adjustments	28.0	19.3	32.5	—	79.8
Goodwill at December 31, 2015 (1)	$203.1	$570.9	$620.5	$—	$1,394.5

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2015, we had $432.4 million of franchise rights recorded on our Consolidated Balance Sheet, of which $67.9 million was related to Domestic stores, $120.9 million was related to Import stores, and $243.6 million was related to Premium Luxury stores.
See Note 16 of the Notes to Consolidated Financial Statements for more information about our annual impairment tests of goodwill and franchise rights.

6. SELF-INSURANCE
At December 31, 2015 and 2014, current and long-term self-insurance reserves were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2015	2014
Self-insurance reserves - current portion	$27.2	$24.9
Self-insurance reserves - long-term portion	47.6	46.5
Total self-insurance reserves	$74.8	$71.4

7. LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt at December 31 consisted of the following:

	2015	2014
6.75% Senior Notes due 2018	$397.9	$397.1
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	—
4.5% Senior Notes due 2025	448.5	—
Revolving credit facility due 2019	—	1,110.0
Mortgage facility(1)	175.7	185.5
Capital leases and other debt	95.0	85.8
	1,767.1	2,128.4
Less: current maturities	(13.4)	(25.0)
Long-term debt, net of current maturities	$1,753.7	$2,103.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2015, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2016	$13.4
2017	178.4
2018	401.3
2019	42.2
2020	352.5
Thereafter	779.3
$1,767.1
Senior Unsecured Notes and Credit Agreement
On September 21, 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes were sold at 99.998% of the aggregate principal amount. Interest on the 2021 Notes is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021. At December 31, 2015, we had outstanding $300.0 million of 2021 Notes, net of debt discount.
On September 21, 2015, we also issued $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at 99.663% of the aggregate principal amount. Interest on the 2025 Notes is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025. At December 31, 2015, we had outstanding $448.5 million of 2025 Notes, net of debt discount.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes. Proceeds from the issuance of these senior unsecured notes were used to reduce borrowings under our revolving credit facility and for general corporate purposes. In connection with the issuance of the 2021 Notes and 2025 Notes, we incurred $6.4 million in debt issuance costs that will be amortized to interest expense over the terms of the related debt arrangements.
At December 31, 2015, we had outstanding $397.9 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At December 31, 2015, we had outstanding $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2015, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $44.1 million at December 31, 2015, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2015. As of December 31, 2015, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.5 billion.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Other Long-Term Debt
At December 31, 2015, we had $175.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At December 31, 2015, we had capital lease and other debt obligations of $95.0 million, which are due at various dates through 2034. See Note 8 of the Notes to Consolidated Financial Statements for more information related to capital lease obligations.
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
At December 31, 2015, we had $599.5 million of commercial paper notes outstanding with a weighted-average annual interest rate of 0.92% and a weighted-average remaining term of 20 days.
Restrictions and Covenants
Our credit agreement, the indentures for our senior unsecured notes, our vehicle floorplan facilities, and our mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under our credit agreement, the maximum leverage ratio is 3.75x and the maximum capitalization ratio is 70.0%. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2014 plus $1.53 billion.
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
Under the terms of our credit agreement, at December 31, 2015, our leverage ratio and capitalization ratio were as follows:

	December 31, 2015
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.32x
Capitalization ratio	≤ 70.0%	61.0%
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
As of December 31, 2015 and 2014, we believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Lease Commitments
We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty years.
Expenses under real property, equipment, and software leases were $51.4 million in 2015, $49.0 million in 2014, and $47.6 million in 2013. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options, rent abatements, and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2015, are as follows:

Noncancelable Lease Commitments	Capital (1)	Operating(1) (2)
2016	$7.3	$45.9
2017	17.0	41.0
2018	6.6	37.5
2019	30.7	34.0
2020	4.7	32.8
Thereafter	42.5	210.3
Total minimum lease payments	$108.8	$401.5
Less: Amounts representing interest	(30.3)
	$78.5

(1)
Amounts for capital and operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2015, these charges totaled approximately $26 million.

(2)	Future minimum operating lease payments do not reflect future minimum sublease income of $2.2 million. Additionally, operating leases that are on a month-to-month basis are not included.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2016 to 2034 are approximately $29 million at December 31, 2015. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2015, surety bonds, letters of credit, and cash deposits totaled $98.9 million, of which $44.1 million represented letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

9. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	2015	2014	2013
Shares repurchased	3.9	9.4	1.1
Aggregate purchase price	$235.1	$485.1	$53.5
Average purchase price per share	$60.49	$51.59	$47.37
From January 1, 2016 through February 8, 2016, we repurchased 3.6 million shares for an aggregate purchase price of $160.3 million (average purchase price per share of $44.79). As of February 8, 2016, $135.3 million remained available for share repurchases under our stock repurchase limit most recently authorized by our Board of Directors.
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
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2015	2014	2013
Shares issued	1.3	1.7	1.1
Proceeds from the exercise of stock options	$30.0	$35.1	$22.7
Average exercise price per share	$23.33	$20.50	$20.31

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	2015	2014	2013
Shares issued	159,442	154,540	137,144
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	36,712	46,752	44,738

10. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2008 Equity and Incentive Plan (the “2008 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards to employees. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. The exercise price of all stock options granted in 2015 under the 2008 Plan, is equal to the closing price of our common stock on the date such awards were granted.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to our non-employee directors. A maximum of 1.0 million shares may be issued under the 2014 Director Plan. Additionally, no director may be granted awards in any calendar year with an aggregate grant date fair market value (determined, with respect to options and stock appreciation rights, based on a Black-Scholes or other option valuation methodology approved by the Compensation Committee) in excess of $750,000 per director.
Stock Options
In 2015, the Compensation Committee of our Board of Directors approved the grant of 1.0 million employee stock options. Generally, employee stock option awards are granted quarterly on the first trading day of each of March, June, September, and December. The options granted in 2015 have an exercise price equal to the closing price per share on the grant date ($62.60 on March 2, $62.93 on June 1, $58.08 on September 1, and $64.48 on December 1, 2015).
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Employee stock options generally have a term of 10 years from the first date of grant (i.e., employee stock options granted in 2015 will expire on March 2, 2025) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2015 will vest on June 1, 2016).
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
The following table summarizes the assumptions used related to the valuation of our stock options during 2015, 2014, and 2013:

Grant Year
	2015	2014	2013
Risk-free interest rate	0.76% - 1.86%	1.11% - 2.04%	0.58% - 2.24%
Expected dividend yield	—	—	—
Expected term	2 - 7 years	4 - 7 years	4 - 7 years
Expected volatility	24% - 34%	25% - 36%	29% - 44%

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table summarizes stock option activity during 2015:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	5.0	$36.43
Granted (1)	1.0	$62.06
Exercised	(1.3)	$23.33
Forfeited	(0.1)	$51.50
Expired	—	$—
Options outstanding as of December 31	4.6	$45.07	6.89	$70.1
Options exercisable at December 31	2.3	$35.09	5.55	$57.1
Options exercisable at December 31 and expected to vest thereafter	4.6	$44.76	6.80	$70.4
Options available for future grants at December 31	4.3

(1)	The options granted during 2015, are primarily related to our employee quarterly stock option award grants in March, June, September, and December 2015.
The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised are summarized in the following table:

	2015	2014	2013
Weighted average grant-date fair value of stock options granted	$19.38	$20.56	$17.93
Total intrinsic value of stock options exercised (in millions)	$51.9	$56.2	$31.3
Restricted Stock
In 2015, the Compensation Committee of our Board of Directors approved the grant of 0.2 million shares of restricted stock. Restricted stock awards are granted to restricted stock-eligible employees generally on the first trading day of March.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information about vested and unvested restricted stock for 2015:

	Restricted Stock
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	306,442	$42.52
Granted (1)	159,442	$62.54
Vested	(140,019)	$41.44
Forfeited	(41,581)	$48.02
Nonvested at December 31	284,284	$53.11

(1)	The restricted stock awards granted during 2015 are primarily related to our employee annual restricted stock award grant in March 2015.
The weighted average grant-date fair value of restricted stock awards granted and total fair value of restricted stock awards vested are summarized in the following table:

	2015	2014	2013
Weighted average grant-date fair value of restricted stock awards granted	$62.54	$52.87	$43.45
Total fair value of restricted stock awards vested (in millions)	$8.8	$8.1	$6.8
Restricted Stock Units
We began granting restricted stock units (“RSUs”) under our 2014 Director Plan in 2014. On January 2, 2015, each of our non-employee directors received a grant of 5,000 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
The weighted average grant-date fair value and total grant-date fair value of RSUs granted (and vested) are summarized in the following table:

	2015	2014	2013
Weighted average grant-date fair value of RSUs granted	$60.04	$53.57	$—
Total fair value of RSUs granted (in millions)	$2.7	$2.1	$—
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2015	2014	2013
Stock options	$14.8	$18.4	$16.6
Restricted stock	6.5	5.8	4.7
RSUs	2.7	2.1	—
Total stock-based compensation expense	$24.0	$26.3	$21.3

Tax benefit related to stock-based compensation expense	$9.2	$10.0	$8.1

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2015, there was $24.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $14.4 million relates to stock options and $9.6 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.77 years.
We realized tax benefits related to stock options exercised and vesting of restricted stock of $23.3 million in 2015, $24.1 million in 2014, and $14.3 million in 2013.

11. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2015	2014	2013
Current:
Federal	$235.0	$220.9	$189.7
State	34.1	32.2	28.9
Federal and state deferred	10.3	9.5	13.4
Change in valuation allowance, net	0.1	—	(3.7)
Adjustments and settlements	(0.5)	(0.1)	0.3
Income tax provision	$279.0	$262.5	$228.6

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2015	%	2014	%	2013	%
Income tax provision at statutory rate	$253.0	35.0	$238.8	35.0	$211.6	35.0
Non-deductible expenses (income), net	3.5	0.5	1.3	0.2	(0.6)	(0.1)
State income taxes, net of federal benefit	23.6	3.3	23.2	3.4	21.7	3.6
	280.1	38.8	263.3	38.6	232.7	38.5
Change in valuation allowance, net	0.1	—	—	—	(3.7)	(0.6)
Adjustments and settlements	(0.5)	(0.1)	(0.1)	—	0.3	—
Other, net	(0.7)	(0.1)	(0.7)	(0.1)	(0.7)	(0.1)
Income tax provision	$279.0	38.6	$262.5	38.5	$228.6	37.8

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2015	2014
Deferred income tax assets:
Inventory	$35.1	$28.9
Receivable reserves	2.9	3.0
Warranty, chargeback, and self-insurance liabilities	63.5	57.8
Other accrued liabilities	32.6	25.1
Deferred compensation	28.5	24.0
Stock-based compensation	24.3	26.8
Loss carryforwards—federal and state	13.3	7.2
Other, net	6.8	13.2
Total deferred income tax assets	207.0	186.0
Valuation allowance	(2.4)	(2.5)
Deferred income tax assets, net of valuation allowance	204.6	183.5
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(263.8)	(233.6)
Other, net	(19.4)	(19.2)
Total deferred income tax liabilities	(283.2)	(252.8)
Net deferred income tax liabilities	$(78.6)	$(69.3)
As discussed in Note 1 above, in November 2015, the FASB issued an accounting standard update that requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As permitted, we adopted this accounting standard update prospectively effective October 1, 2015. Accordingly, our net deferred tax liability of $78.6 million is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheet as of December 31, 2015. We did not adjust prior periods retrospectively for the new accounting standard, and therefore, as of December 31, 2014, $68.6 million of current deferred income tax assets are classified as Other Current Assets and $137.9 million of noncurrent deferred income tax liabilities are classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheet.
Income taxes refundable included in Receivables, net totaled $11.7 million at December 31, 2015. Income taxes payable included in Other Current Liabilities totaled $17.5 million at December 31, 2014.
At December 31, 2015, we had $110.3 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $4.2 million of state tax credits, all of which result in a deferred tax asset of $7.3 million and expire from 2016 through 2033. At December 31, 2015, we had $2.4 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the acquisition method of accounting.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2009 to 2014 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at January 1	$4.9	$4.8	$6.8
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.7	0.9	0.8
Reductions for tax positions of prior years	—	(0.1)	(0.2)
Reductions for expirations of statute of limitations	—	(0.4)	(2.2)
Settlements	—	(0.3)	(0.4)
Balance at December 31	$5.6	$4.9	$4.8
We had accumulated interest and penalties associated with these unrecognized tax benefits of $5.5 million at December 31, 2015, $5.3 million at December 31, 2014, and $5.1 million at December 31, 2013. We additionally had a deferred tax asset of $4.0 million at December 31, 2015, $3.6 million at December 31, 2014, and $3.6 million at December 31, 2013, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $7.1 million at December 31, 2015, $6.6 million at December 31, 2014, and $6.3 million at December 31, 2013, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.4 million during 2015, $0.3 million during 2014, and $0.4 million during 2013 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2016.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	2015	2014	2013
Net income from continuing operations	$443.7	$419.8	$375.8
Loss from discontinued operations, net of income taxes	(1.1)	(1.1)	(0.9)
Net income	$442.6	$418.7	$374.9

Weighted average common shares outstanding used in calculating basic EPS	112.7	117.3	121.3
Effect of dilutive stock options	1.2	1.6	2.0
Weighted average common shares outstanding used in calculating diluted EPS	113.9	118.9	123.3

Basic EPS amounts(1):
Continuing operations	$3.94	$3.58	$3.10
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$3.93	$3.57	$3.09

Diluted EPS amounts(1):
Continuing operations	$3.90	$3.53	$3.05
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$3.89	$3.52	$3.04
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	2015	2014	2013
Anti-dilutive options excluded from the computation of diluted earnings per share	0.7	0.6	0.6

13. DIVESTITURES
During 2015, we divested three Import stores and recorded a gain of $7.4 million ($4.6 million after-tax). During 2014, we divested two Import stores and recorded a gain of $4.4 million ($2.7 million after-tax). We also divested our customer lead distribution business and recorded a gain of $8.4 million ($5.2 million after-tax) during 2014. This business was reported in the “Corporate and other” category of our segment information.
The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

14. ACQUISITIONS
We purchased 22 stores and related assets during 2015, which include Chrysler, Dodge, Jeep, Ram, Mercedes-Benz, Honda, Ford, Lincoln, Audi, Volkswagen, Hyundai, Subaru, Jaguar, Land Rover, Volvo, and Fiat franchises. We purchased five stores in 2014, and five stores in 2013. The amounts incurred related to acquisitions were $321.5 million in 2015, $205.2 million in 2014, and $87.9 million in 2013. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for the business combinations in 2015 are preliminary and subject to final adjustment.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisitions that occurred during 2015 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire years ended December 31, 2015 and 2014, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
In February 2016, we purchased 12 stores located in Texas, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, and Sprinter franchises.

15. CASH FLOW INFORMATION
We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $27.3 million during 2015, $11.6 million during 2014, and $18.0 million during 2013. We also had accrued purchases of property and equipment of $25.3 million at December 31, 2015, $16.3 million at December 31, 2014, and $28.1 million at December 31, 2013.
We made interest payments, including interest on vehicle inventory financing, of $135.3 million in 2015, $136.4 million in 2014, and $136.0 million in 2013. We made income tax payments, net of income tax refunds, of $278.8 million in 2015, $225.0 million in 2014, and $200.3 million in 2013.

16. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•
Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes and mortgages. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). We estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	December 31, 2015	December 31, 2014
Carrying value	$1,767.1	$1,018.4
Fair value	$1,858.6	$1,109.9

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

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2015 and 2014:

	2015		2014
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights	$3.1	$(15.4)	$—	$—

Long-lived assets held and used	$24.9	$(3.1)	$—	$—
Long-lived assets held for sale:
Continuing operations	$17.6	$(3.0)	$14.1	$(1.1)
Discontinued operations	5.3	(0.8)	6.9	(0.2)
Total long-lived assets held for sale	22.9	(3.8)	21.0	(1.3)
Goodwill and Other Intangible Assets
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative annual assessments of potential goodwill impairment as of April 30, 2015 and 2014, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during 2015 or 2014.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of franchise rights impairment as of April 30, 2015. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

franchise rights, and no impairment charges resulted from the quantitative test. As a result of the unresolved issues related to Volkswagen associated with certain of its diesel engine vehicles, during the fourth quarter of 2015, we performed a quantitative impairment test of the franchise rights recorded at our Volkswagen stores. As a result of this test, we recorded non-cash impairment charges of $15.4 million ($9.6 million after-tax) to reduce the carrying values of the Volkswagen franchise rights to their estimated fair values. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Consolidated Statements of Income.
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
We performed a qualitative assessment of franchise rights impairment as of April 30, 2014, and determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from the quantitative test.
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
Long-lived Assets Held and Used in Continuing Operations
During 2015, we recorded non-cash impairment charges of $3.1 million related to long-lived assets held and used in continuing operations. The non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
During 2014, there were no impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-lived Assets Held for Sale in Continuing Operations
We recorded non-cash impairment charges of $3.0 million in 2015 and $1.1 million in 2014 related to our long-lived assets held for sale in continuing operations.
The non-cash impairment charges related to assets held for sale in continuing operations are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-lived Assets Held for Sale in Discontinued Operations
We recorded non-cash impairment charges of $0.8 million in 2015 and $0.2 million in 2014 related to long-lived assets held for sale in discontinued operations.
The non-cash impairment charges related to assets held for sale in discontinued operations are included in Loss from Discontinued Operations in our Consolidated Statements of Income.
As of December 31, 2015, we had assets held for sale of $47.1 million in continuing operations and $22.3 million in discontinued operations. As of December 31, 2014, we had assets held for sale of $64.7 million in continuing operations and $23.2 million in discontinued operations.

17. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2015, approximately 65% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $221.4 million at December 31, 2015, and $198.3 million at December 31, 2014. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell are manufactured by Toyota (including Lexus), Ford, Honda, Nissan, General Motors, Mercedes-Benz, FCA US (formerly Chrysler), BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by another bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2015, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18. CHARGEBACK RESERVES
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

	2015	2014	2013
Balance - January 1	$84.9	$67.6	$56.0
Add: Provisions	90.0	79.4	64.4
Deduct: Chargebacks	(77.6)	(62.1)	(52.8)
Balance - December 31	$97.3	$84.9	$67.6

19. SEGMENT INFORMATION
At December 31, 2015, 2014, and 2013, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
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
Reportable segment revenue, segment income, floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows:

	Years Ended December 31,
	2015	2014	2013
Revenues:
Domestic	$7,069.8	$6,359.5	$5,835.3
Import	7,037.2	6,717.8	6,375.0
Premium Luxury	6,607.8	5,889.3	5,152.3
Total	20,714.8	18,966.6	17,362.6
Corporate and other	147.2	142.2	155.0
Total consolidated revenue	$20,862.0	$19,108.8	$17,517.6

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2015	2014	2013
Segment income(1):
Domestic	$336.9	$285.0	$246.6
Import	311.4	291.3	280.1
Premium Luxury	376.2	366.1	321.4
Total	1,024.5	942.4	848.1
Corporate and other	(209.7)	(174.9)	(161.2)
Other interest expense	(90.9)	(86.7)	(88.3)
Loss on debt extinguishment	—	(1.6)	—
Interest income	0.1	0.2	0.2
Other income (loss), net	(1.3)	2.9	5.6
Income from continuing operations before income taxes	$722.7	$682.3	$604.4

(1)	Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

	Years Ended December 31,
	2015	2014	2013
Floorplan interest expense:
Domestic	$24.1	$24.4	$23.7
Import	15.0	14.5	16.3
Premium Luxury	18.0	13.1	12.6
Corporate and other	1.2	1.3	0.8
Total floorplan interest expense	$58.3	$53.3	$53.4

	Years Ended December 31,
	2015	2014	2013
Depreciation and amortization:
Domestic	$31.0	$27.3	$25.1
Import	32.9	31.0	28.1
Premium Luxury	35.0	28.3	26.9
Corporate and other	28.5	20.3	15.2
Total depreciation and amortization	$127.4	$106.9	$95.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2015	2014	2013
Capital expenditures:
Domestic	$61.4	$61.7	$61.9
Import	34.0	47.0	76.1
Premium Luxury	101.9	68.3	45.5
Corporate and other	69.6	20.8	23.7
Total capital expenditures	$266.9	$197.8	$207.2

	Years Ended December 31,
	2015	2014	2013
Assets:
Domestic	$2,573.9	$2,187.3	$2,143.1
Import	2,145.2	1,997.7	2,030.4
Premium Luxury	2,554.6	2,051.0	1,633.6
Corporate and other:
Goodwill	1,394.5	1,314.7	1,259.6
Franchise rights	432.4	348.1	329.3
Other Corporate and other assets	457.7	500.9	518.1
Total assets	$9,558.3	$8,399.7	$7,914.1

20. MULTIEMPLOYER PENSION PLANS
Five of our 254 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be assumed by the remaining participating employers.

c.
If we choose to stop participating in a multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, subject to certain limits, referred to as a withdrawal liability.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

One of the multiemployer pension plans in which we participate is designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in this plan for the year ended December 31, 2015, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2015 and 2014 is for the plan’s year end at December 31, 2014, and December 31, 2013, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. A rehabilitation plan has been implemented for this plan. There have been no significant changes that affect the comparability of 2015, 2014, and 2013 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2015	2014	2015	2014	2013	Surcharge Imposed
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.0	$0.8	$0.7	Yes	(2)
Other funds				0.4	0.3	0.4
Total contributions				$1.4	$1.1	$1.1

(1)	Our stores were not listed in the Automotive Industries Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2014 or 2013.

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
The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2015 and 2014:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2015	$4,944.2	$5,224.3	$5,353.7	$5,339.8
	2014	$4,363.5	$4,788.5	$4,909.0	$5,047.8

Gross profit	2015	$799.9	$819.1	$830.3	$812.2
	2014	$707.4	$744.9	$752.9	$783.5

Operating income(1)	2015	$214.9	$222.1	$235.7	$200.4
	2014	$189.1	$197.8	$207.4	$226.5

Income from continuing operations(1)	2015	$111.7	$115.2	$119.0	$97.8
	2014	$95.5	$100.7	$106.7	$116.9

Net income(1)	2015	$111.5	$115.1	$118.5	$97.5
	2014	$95.1	$100.4	$106.5	$116.7

Basic earnings per share from continuing operations(1) (2)	2015	$0.98	$1.01	$1.06	$0.88
	2014	$0.80	$0.85	$0.91	$1.03

Diluted earnings per share from continuing operations(1) (2)	2015	$0.97	$1.00	$1.05	$0.87
	2014	$0.79	$0.83	$0.90	$1.02

(1)
During the fourth quarter of 2015, we recorded $15.4 million ($9.6 million after-tax) of non-cash impairment charges related to rights under certain of our Volkswagen stores’ franchise agreements to reduce the carrying values of the Volkswagen franchise rights to their estimated fair values.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
As permitted by the Securities and Exchange Commission, management elected to exclude the 14 stores that we acquired in the fourth quarter of 2015 from its assessment of internal control over financial reporting as of December 31, 2015, as there was not an adequate amount of time between the acquisition dates and the date of management’s assessment. The total assets and total revenues of these acquired stores included in our consolidated financial statements as of and for the year ended December 31, 2015, represented less than 2.5% of our total consolidated assets and less than 0.5% of our total consolidated revenue.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2015 regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	4,624,504	$45.07	4,321,554 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,624,504	$45.07	4,321,554

(1)
Includes 3,406,554 shares available under the AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”) and 915,000 shares available under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”). As of December 31, 2015, a maximum of 1,087,831 shares may be awarded as awards, other than options or stock appreciation rights, that are settled in shares under the 2008 Plan.

The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The Consolidated Financial Statements of AutoNation are set forth in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Form 10-K.
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
February 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chairman of the Board, Chief Executive Officer and	February 10, 2016
Michael J. Jackson	President (Principal Executive Officer)

/S/ CHERYL MILLER	Executive Vice President and Chief	February 10, 2016
Cheryl Miller	Financial Officer (Principal Financial Officer)

/S/ CHRISTOPHER CADE	Vice President and Chief Accounting	February 10, 2016
Christopher Cade	Officer (Principal Accounting Officer)

/S/ ROBERT J. BROWN	Director	February 10, 2016
Robert J. Brown

/S/ RICK L. BURDICK	Director	February 10, 2016
Rick L. Burdick

/s/ TOMAGO COLLINS	Director	February 10, 2016
Tomago Collins

/S/ DAVID B. EDELSON	Director	February 10, 2016
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 10, 2016
Robert R. Grusky

/S/ KAVEH KHOSROWSHAHI	Director	February 10, 2016
Kaveh Khosrowshahi

/S/ MICHAEL LARSON	Director	February 10, 2016
Michael Larson

/S/ G. MIKE MIKAN	Director	February 10, 2016
G. Mike Mikan

/S/ ALISON H. ROSENTHAL	Director	February 10, 2016
Alison H. Rosenthal

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	3/23/12
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated April 14, 2010, relating to the Company’s 6.75% Senior Notes due 2018.	8-K	001-13107	4.2	4/15/10
4.3	Form of 6.75% Senior Notes due 2018 (included in Exhibit 4.2).	8-K	001-13107	4.2	4/15/10
4.4	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.5	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.4).	8-K	001-13107	4.2	2/1/12
4.6	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.5	4/25/12
4.7	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.6	4/25/12
4.8	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	4/18/14
4.9	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/18/14
4.10	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 3.35% Senior Notes due 2021.	8-K	001-13107	4.2	9/21/15
4.11	Form of 3.35% Senior Notes due 2021 (included in Exhibit 4.10).	8-K	001-13107	4.2	9/21/15
4.12	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.13	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.12).	8-K	001-13107	4.3	9/21/15
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended and restated.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-170737	10.1	11/19/10
10.7	Amended Employment Agreement, dated January 15, 2015, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	1/16/15
10.8	Amended Employment Agreement, dated October 23, 2014, as amended and restated on January 23, 2015, by and between AutoNation, Inc. and Michael E. Maroone.	8-K	001-13107	10.1	1/23/15
10.9	Letter Agreement, dated February 13, 2013, regarding dealership name usage.	10-Q	001-13107	10.1	4/19/13
10.10	Separation Agreement, dated January 10, 2014, by and between AutoNation, Inc. and Michael J. Short.	8-K	001-13107	10.1	1/10/14
10.11	Transition and Separation Agreement, dated July 21, 2015, by and between AutoNation, Inc. and Alan J. McLaren.	10-Q	001-13107	10.1	7/22/15
10.12	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.13	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.14	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.15	AutoNation, Inc. 2014 Non-Employee Director Equity Plan.	10-Q	001-13107	10.6	4/18/14
10.16	Terms of Non-Employee Director Restricted Stock Units granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan.	10-Q	001-13107	10.2	7/17/14
10.17	AutoNation, Inc. Senior Executive Incentive Bonus Plan.	8-K	001-13107	10.1	2/2/12
10.18	AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08
10.19	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05
10.20	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09
10.21	Form of Restricted Stock Agreement under the 2008 Employee Equity Incentive and Incentive Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09
10.22	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.23	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2009-2013).	10-Q	001-13107	10.5	4/24/09
10.24	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2014 and thereafter).	8-K	001-13107	10.1	3/7/14

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.25	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2014 and thereafter).	8-K	001-13107	10.2	3/7/14
10.26	Form of Stock Option Agreement under the 2008 Plan for grants in 2015 and thereafter.	10-Q	001-13107	10.4	4/22/15
10.27	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2015 and thereafter.	10-Q	001-13107	10.5	4/22/15
10.28	Written Description of Compensatory Arrangement.	10-K	001-13107	10.21	2/13/14
10.29	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation, effective as of February 6, 2015.	8-K	001-13107	10.1	2/6/15
10.30	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.31	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10
10.32	Amended and Restated Credit Agreement, dated December 3, 2014, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	12/4/14
10.33	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.1	5/22/15
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
Exhibits 10.1 through 10.29 are management contracts or compensatory plans, contracts, or arrangements.

EXHIBIT INDEX

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.