Form 10-Q
period 2016-03-31
AUTONATION, INC.
filed 2016-04-22
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of April 21, 2016, the registrant had 103,103,606 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47.8	$74.1
Receivables, net	767.6	908.2
Inventory	3,927.8	3,612.0
Other current assets	129.5	115.4
Total Current Assets	4,872.7	4,709.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.0 billion and $1.0 billion, respectively	2,768.1	2,667.4
GOODWILL	1,437.4	1,394.5
OTHER INTANGIBLE ASSETS, NET	554.7	439.9
OTHER ASSETS	364.7	336.7
Total Assets	$9,997.6	$9,548.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,572.1	$2,565.8
Vehicle floorplan payable - non-trade	1,467.3	1,161.3
Accounts payable	310.5	299.9
Commercial paper	926.0	599.5
Current maturities of long-term debt	11.9	11.7
Other current liabilities	572.7	529.2
Total Current Liabilities	5,860.5	5,167.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,742.6	1,745.3
DEFERRED INCOME TAXES	91.5	78.6
OTHER LIABILITIES	212.4	207.6
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 120,562,149 shares issued at March 31, 2016, and December 31, 2015, including shares held in treasury	1.2	1.2
Additional paid-in capital	15.2	5.2
Retained earnings	2,798.7	2,702.8
Treasury stock, at cost; 17,461,420 and 9,758,091 shares held, respectively	(724.5)	(359.9)
Total Shareholders’ Equity	2,090.6	2,349.3
Total Liabilities and Shareholders’ Equity	$9,997.6	$9,548.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
New vehicle	$2,800.2	$2,769.6
Used vehicle	1,241.6	1,193.2
Parts and service	820.4	743.4
Finance and insurance, net	223.1	207.6
Other	34.3	30.4
TOTAL REVENUE	5,119.6	4,944.2
Cost of sales:
New vehicle	2,651.0	2,608.1
Used vehicle	1,150.6	1,089.5
Parts and service	465.7	423.4
Other	26.4	23.3
TOTAL COST OF SALES (excluding depreciation shown below)	4,293.7	4,144.3
Gross Profit:
New vehicle	149.2	161.5
Used vehicle	91.0	103.7
Parts and service	354.7	320.0
Finance and insurance	223.1	207.6
Other	7.9	7.1
TOTAL GROSS PROFIT	825.9	799.9
Selling, general, and administrative expenses	588.7	557.6
Depreciation and amortization	34.8	28.7
Other income, net	(5.0)	(1.3)
OPERATING INCOME	207.4	214.9
Non-operating income (expense) items:
Floorplan interest expense	(18.9)	(13.2)
Other interest expense	(28.3)	(21.4)
Interest income	0.1	0.1
Other income (loss), net	(3.4)	1.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	156.9	181.5
Income tax provision	60.7	69.8
NET INCOME FROM CONTINUING OPERATIONS	96.2	111.7
Loss from discontinued operations, net of income taxes	(0.3)	(0.2)
NET INCOME	$95.9	$111.5
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.90	$0.98
Discontinued operations	$—	$—
Net income	$0.90	$0.98
Weighted average common shares outstanding	106.7	113.6
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.90	$0.97
Discontinued operations	$—	$—
Net income	$0.89	$0.97
Weighted average common shares outstanding	107.4	115.1
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	103.1	113.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2015	120,562,149	$1.2	$5.2	$2,702.8	$(359.9)	$2,349.3
Net income	—	—	—	95.9	—	95.9
Repurchases of common stock	—	—	—	—	(371.1)	(371.1)
Stock-based compensation expense	—	—	15.3	—	—	15.3
Shares awarded under stock-based compensation plans, including income tax benefit of $0.6	—	—	(5.3)	—	6.5	1.2
BALANCE AT MARCH 31, 2016	120,562,149	$1.2	$15.2	$2,798.7	$(724.5)	$2,090.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2016	2015
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$95.9	$111.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.3	0.2
Depreciation and amortization	34.8	28.7
Amortization of debt issuance costs and accretion of debt discounts	1.3	1.1
Stock-based compensation expense	15.3	11.1
Deferred income tax provision	4.8	2.7
Net gain related to business/property dispositions	(6.1)	(1.5)
Non-cash impairment charges	0.9	0.2
Excess tax benefit from stock-based awards	(0.6)	(8.1)
Other	3.8	(0.8)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	161.2	38.5
Inventory	(146.5)	(23.0)
Other assets	(23.7)	1.4
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	13.7	(43.6)
Accounts payable	2.5	26.6
Other liabilities	40.8	54.8
Net cash provided by continuing operations	198.4	199.8
Net cash used in discontinued operations	(0.2)	(0.2)
Net cash provided by operating activities	198.2	199.6
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(54.7)	(66.4)
Property operating lease buy-outs	(5.0)	—
Proceeds from the sale of property and equipment	—	0.2
Cash received from business divestitures, net of cash relinquished	6.1	15.7
Cash used in business acquisitions, net of cash acquired	(256.6)	(27.7)
Other	(0.5)	(1.4)
Net cash used in continuing operations	(310.7)	(79.6)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(310.7)	(79.6)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2016	2015
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(371.1)	(9.6)
Proceeds from revolving credit facility	440.0	540.0
Payments of revolving credit facility	(440.0)	(615.0)
Net proceeds from commercial paper	326.5	—
Net proceeds from (payments of) vehicle floorplan payable - non-trade	132.8	(54.1)
Payments of mortgage facility	(2.5)	(2.4)
Payments of capital leases and other debt obligations	(0.7)	(0.7)
Proceeds from the exercise of stock options	0.6	12.4
Excess tax benefit from stock-based awards	0.6	8.1
Net cash provided by (used in) continuing operations	86.2	(121.3)
Net cash used in discontinued operations	—	—
Net cash provided by (used in) financing activities	86.2	(121.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(26.3)	(1.3)
CASH AND CASH EQUIVALENTS at beginning of period	74.1	75.4
CASH AND CASH EQUIVALENTS at end of period	$47.8	$74.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2016, we owned and operated 375 new vehicle franchises from 265 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 94% of the new vehicles that we sold during the three months ended March 31, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, Nissan, FCA US (formerly Chrysler), Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche).
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
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries; intercompany accounts and transactions have been eliminated. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The Unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included within our most recent Annual Report on Form 10-K. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, our financial position and results of operations for the periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. The significant estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, and certain assumptions related to stock-based compensation.
Recent Accounting Pronouncements
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an accounting standard update that allows the presentation of debt issuance costs related to line-of-credit arrangements to continue to be an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The amendments in these accounting standard updates are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. We adopted these accounting standard updates retrospectively effective January 1, 2016, and have reclassified all debt issuance costs, with the exception of those

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

related to our revolving credit facility, as a reduction from the carrying amount of the related debt liability for both current and prior periods. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Revenue Recognition
In May 2014, the FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This accounting standard update is effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. We are currently evaluating the method of adoption and the impact of the provisions of this accounting standard update.
Accounting for Leases
In February 2016, the FASB issued an accounting standard update that amends the accounting guidance on leases. The primary change in this accounting standard update requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the provisions of this accounting standard update.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued an accounting standard update that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows. Certain of the amendments in this accounting standard update are to be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, while other amendments can be applied prospectively or retrospectively. The amendments in this accounting standard update are effective for periods beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of the provisions of this accounting standard update.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2016	December 31, 2015
Trade receivables	$137.2	$133.6
Manufacturer receivables	189.4	221.4
Other	50.0	38.0
	376.6	393.0
Less: allowances for doubtful accounts	(4.1)	(4.5)
	372.5	388.5
Contracts-in-transit and vehicle receivables	395.1	508.0
Income tax refundable (see Note 6)	—	11.7
Receivables, net	$767.6	$908.2

Trade receivables represent amounts due for parts and services that have been delivered or sold, excluding amounts due from manufacturers, as well as receivables from finance organizations for commissions on the sale of financing products. Manufacturer receivables represent amounts due from manufacturers for holdbacks, rebates, incentives, floorplan assistance,

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2016	December 31, 2015
New vehicles	$3,186.1	$2,888.1
Used vehicles	551.3	539.7
Parts, accessories, and other	190.4	184.2
Inventory	$3,927.8	$3,612.0

The components of vehicle floorplan payable are as follows:

	March 31, 2016	December 31, 2015
Vehicle floorplan payable - trade	$2,572.1	$2,565.8
Vehicle floorplan payable - non-trade	1,467.3	1,161.3
Vehicle floorplan payable	$4,039.4	$3,727.1
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
Our inventory costs are generally reduced by manufacturer holdbacks, incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floorplan payables are reflective of the gross cost of the vehicle. The vehicle floorplan payables, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally allow the manufacturer to draft against new vehicle floorplan facilities so the lender funds the manufacturer directly for the purchase of new vehicle inventory. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% for the three months ended March 31, 2016, and 1.7% for the three months ended March 31, 2015. At March 31, 2016, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.6 billion, of which $3.7 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.9% for the three months ended March 31, 2016, and 1.7% for the three months ended March 31, 2015. At March 31, 2016, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $360.0 million, of which $318.5 million had been borrowed. The remaining borrowing capacity of $41.5 million was limited to $0.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2016	December 31, 2015
Goodwill	$1,437.4	$1,394.5

Franchise rights - indefinite-lived	$546.8	$432.4
Other intangibles	14.9	14.3
	561.7	446.7
Less: accumulated amortization	(7.0)	(6.8)
Other intangible assets, net	$554.7	$439.9
Goodwill
Goodwill for our Domestic, Import, and Premium Luxury reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test as of April 30, 2016.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2016.

5.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt, net of debt issuance costs, consists of the following:

	March 31, 2016	December 31, 2015
6.75% Senior Notes due 2018	$397.8	$397.5
5.5% Senior Notes due 2020	346.7	346.5
3.35% Senior Notes due 2021	297.7	297.6
4.5% Senior Notes due 2025	444.8	444.7
Revolving credit facility due 2019	—	—
Mortgage facility (1)	173.2	175.7
Capital leases and other debt	94.3	95.0
	1,754.5	1,757.0
Less: current maturities	(11.9)	(11.7)
Long-term debt, net of current maturities	$1,742.6	$1,745.3
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
As discussed in Note 1 above, the FASB issued an accounting standard update that requires debt issuance costs be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. We adopted the accounting standard update retrospectively effective January 1, 2016, and have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction from the carrying amount of the related debt liability for both current and prior periods. We reclassified $10.1 million of debt issuance costs as a direct reduction from the carrying amount of debt as of December 31, 2015.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Senior Unsecured Notes and Credit Agreement
At March 31, 2016, we had outstanding $398.1 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2016, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
At March 31, 2016, we had outstanding $300.0 million of 3.35% Senior Notes due 2021, net of debt discount. Interest is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021.
At March 31, 2016, we had outstanding $448.5 million of 4.5% Senior Notes due 2025, net of debt discount. Interest on the 2025 Notes is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2016, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $44.1 million at March 31, 2016, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at March 31, 2016. As of March 31, 2016, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.2 billion.
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
Other Long-Term Debt
At March 31, 2016, we had $173.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At March 31, 2016, we had capital lease and other debt obligations of $94.3 million, which are due at various dates through 2034.
Commercial Paper
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion. The interest rate for the commercial paper notes varies based on duration and market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are guaranteed by substantially all of our subsidiaries. Proceeds from the issuance of commercial paper notes are used to repay borrowings under the revolving credit facility, to finance acquisitions and for working capital, capital expenditures, share repurchases, and/or other general corporate purposes. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the commercial paper program. A downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
At March 31, 2016, we had $926.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.23% and a weighted-average remaining term of 21 days.
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
Under the terms of our credit agreement, at March 31, 2016, our leverage ratio and capitalization ratio were as follows:

	March 31, 2016
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.60x
Capitalization ratio	≤ 70.0%	64.9%
Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.

6.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $42.4 million at March 31, 2016. Income taxes refundable included in Receivables, net totaled $11.7 million at December 31, 2015.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2009 to 2014 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2016	2015
Shares repurchased	7.9	0.2
Aggregate purchase price	$370.6	$9.1
Average purchase price per share	$47.20	$60.46

In February 2016, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of March 31, 2016, $175.0 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2016	2015
Shares issued (in actual number of shares)	26,261	617,760
Proceeds from the exercise of stock options	$0.6	$12.4
Average exercise price per share	$22.94	$20.15

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended
	March 31,
	2016	2015
Shares issued	138,424	155,328
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	8,760	8,999

8.	EARNINGS PER SHARE
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2016	2015
Net income from continuing operations	$96.2	$111.7
Loss from discontinued operations, net of income taxes	(0.3)	(0.2)
Net income	$95.9	$111.5

Weighted average common shares outstanding used in calculating basic EPS	106.7	113.6
Effect of dilutive stock options	0.7	1.5
Weighted average common shares outstanding used in calculating diluted EPS	107.4	115.1

Basic EPS amounts(1):
Continuing operations	$0.90	$0.98
Discontinued operations	$—	$—
Net income	$0.90	$0.98

Diluted EPS amounts(1):
Continuing operations	$0.90	$0.97
Discontinued operations	$—	$—
Net income	$0.89	$0.97
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.
A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2016	2015
Anti-dilutive options excluded from the computation of diluted earnings per share	2.5	0.5

9.	DIVESTITURES
During the first quarter of 2016, we divested two Import stores and recorded a gain of $6.2 million. During the first quarter of 2015, we divested two Import stores and recorded a gain of $1.4 million. The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

10.	ACQUISITIONS
During the first quarter of 2016, we purchased 12 stores located in Texas, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, and Sprinter franchises. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for this business combination is preliminary and subject to final adjustment. We purchased two stores during the three months ended March 31, 2015.
The acquisitions that occurred during the three months ended March 31, 2016 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire three month periods ended March 31, 2016 and 2015, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of March 31, 2016 and 2015, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2016 to 2034 are approximately $28 million at March 31, 2016. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2016. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2016, surety bonds, letters of credit, and cash deposits totaled $99.3 million, including $44.1 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At March 31, 2016 and 2015, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
In the following tables of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated income from continuing operations before income taxes, respectively.

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Domestic	$1,848.2	$1,665.7
Import	1,675.0	1,678.7
Premium Luxury	1,540.3	1,563.2
Total	5,063.5	4,907.6
Corporate and other	56.1	36.6
Total consolidated revenue	$5,119.6	$4,944.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended
	March 31,
	2016	2015
Segment income(1):
Domestic	$77.4	$79.3
Import	76.1	75.0
Premium Luxury	83.0	94.1
Total	236.5	248.4
Corporate and other	(48.0)	(46.7)
Other interest expense	(28.3)	(21.4)
Interest income	0.1	0.1
Other income (loss), net	(3.4)	1.1
Income from continuing operations before income taxes	$156.9	$181.5
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 94% of the new vehicles sold during the three months ended March 31, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, Nissan, FCA US (formerly Chrysler), Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $189.4 million at March 31, 2016, and $221.4 million at December 31, 2015. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2016, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

•
Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes and mortgages. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). We estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	March 31, 2016	December 31, 2015
Carrying value	$1,764.1	$1,767.1
Fair value	$1,856.5	$1,858.6

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2016 and 2015:

	2016		2015
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held for sale:
Continuing operations	$5.0	$(0.9)	$6.2	$(0.2)
Discontinued operations	13.2	(0.2)	—	—
Total long-lived assets held for sale	$18.2	$(1.1)	$6.2	$(0.2)
Long-Lived Assets Held and Used in Continuing Operations
During the three months ended March 31, 2016 and March 31, 2015, there were no impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
Long-Lived Assets Held for Sale in Continuing Operations
We recorded non-cash impairment charges related to long-lived assets held for sale in continuing operations of $0.9 million during the three months ended March 31, 2016 and $0.2 million during the three months ended March 31, 2015. These non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Discontinued Operations
We recorded a non-cash impairment charge related to long-lived assets held for sale in discontinued operations of $0.2 million during the three months ended March 31, 2016. The non-cash impairment charge is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.
During the three months ended March 31, 2015, there were no impairment charges recorded for the carrying value of long-lived assets held for sale in discontinued operations.
As of March 31, 2016, we had long-lived assets held for sale of $52.1 million in continuing operations and $22.1 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

15.	CASH FLOW INFORMATION
We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $5.3 million for the three months ended March 31, 2015. We did not enter into any capital leases during the three months ended March 31, 2016. We also had accrued purchases of property and equipment of $16.4 million at March 31, 2016 and $12.8 million at March 31, 2015.
We made interest payments, including interest on vehicle inventory financing, of $36.6 million during the three months ended March 31, 2016, and $31.5 million during the three months ended March 31, 2015. We made income tax payments, net of income tax refunds, of $0.9 million during the three months ended March 31, 2016, and $18.4 million during the three months ended March 31, 2015.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2016, we owned and operated 375 new vehicle franchises from 265 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 94% of the new vehicles that we sold during the three months ended March 31, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, Nissan, FCA US (formerly Chrysler), Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche).
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
At March 31, 2016, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

Market Conditions
In the first quarter of 2016, U.S. industry new vehicle unit retail sales were relatively flat as compared to the first quarter of 2015, despite increases in manufacturer incentives, vehicle leasing, and retail inventory levels. While we anticipate that full-year U.S. industry new vehicle unit sales will be above 17 million in 2016, we expect that the industry selling rate will be relatively flat as compared to 2015. However, actual sales may materially differ. Based on industry data, vehicle leasing is at a historically-high level. To the extent that vehicle manufacturers reduce their support for leasing programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted.
As discussed below in “Results of Operations,” our new and used vehicle gross profit on a per vehicle retailed (“PVR”) basis were compressed due to elevated inventory levels in certain vehicle models, particularly in the Domestic and Premium Luxury segments, changes in manufacturer incentive programs, and a competitive automotive retail environment. If new vehicle production exceeds the new vehicle industry selling rate in 2016, our new and used vehicle gross profit PVRs could continue to be adversely impacted by excess supply, as well as changes in incentive, marketing, and other programs put in place by the vehicle manufacturers.
After several years of decline, the number of recent-model-year vehicles in operation is growing due to increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business, and we believe that it will continue to benefit those components for the next several years. While the number of older vehicles in operation has declined and is expected to continue to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles.
Results of Operations
During the three months ended March 31, 2016, we had net income from continuing operations of $96.2 million or $0.90 per share on a diluted basis, as compared to net income from continuing operations of $111.7 million or $0.97 per share on a diluted basis during the same period in 2015.

For the three months ended March 31, 2016, new vehicle sales accounted for approximately 55% of our total revenue and approximately 18% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue and approximately 11% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of our total revenue for the three months ended March 31, 2016, contributed approximately 70% of our total gross profit for the same period.
Our retail new vehicle unit sales were relatively flat in the first quarter of 2016, as compared to the first quarter of 2015. Elevated inventory levels in certain vehicle models, changes in manufacturer incentive programs, and a competitive automotive retail environment adversely impacted new and used vehicle gross profit PVR, particularly in the Domestic and Premium Luxury segments. New and used vehicle gross profit PVR compression was partially offset by continued strength in finance and insurance gross profit PVR. Our total gross profit for the first quarter of 2016 increased 3%, as compared to same period in the prior year, primarily due to an increase in parts and service gross profit. See “Parts and Service” below for further discussion.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 87,953 units in new vehicle inventory at March 31, 2016, 80,442 units at December 31, 2015, and 65,993 units at March 31, 2015. See “New Vehicle Inventories” below for more information.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory, including units subject to our open safety recall policy. Our used vehicle inventory balance was net of cumulative write-downs of $5.0 million at March 31, 2016, and $4.5 million at December 31, 2015.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.9 million at March 31, 2016, and $3.5 million at December 31, 2015.

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
Goodwill
Goodwill for our Domestic, Import, and Premium Luxury reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test as of April 30, 2016.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2016.

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
As of March 31, 2016, we had long-lived assets held for sale of $52.1 million in continuing operations and $22.1 million in discontinued operations.
During the three months ended March 31, 2016, there were no impairment charges recorded for the carrying value of long-lived assets held and used in continuing operations.
During the three months ended March 31, 2016, we recorded a non-cash impairment charge of $0.9 million related to long-lived assets held for sale in continuing operations. The non-cash impairment charge is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.
During the three months ended March 31, 2016, we recorded a non-cash impairment charge of $0.2 million related to long-lived assets held for sale in discontinued operations. The non-cash impairment charge is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,800.2	$2,769.6	$30.6	1.1
Retail used vehicle	1,119.9	1,094.1	25.8	2.4
Wholesale	121.7	99.1	22.6	22.8
Used vehicle	1,241.6	1,193.2	48.4	4.1
Finance and insurance, net	223.1	207.6	15.5	7.5
Total variable operations(1)	4,264.9	4,170.4	94.5	2.3
Parts and service	820.4	743.4	77.0	10.4
Other	34.3	30.4	3.9
Total revenue	$5,119.6	$4,944.2	$175.4	3.5
Gross profit:
New vehicle	$149.2	$161.5	$(12.3)	(7.6)
Retail used vehicle	93.7	102.5	(8.8)	(8.6)
Wholesale	(2.7)	1.2	(3.9)
Used vehicle	91.0	103.7	(12.7)	(12.2)
Finance and insurance	223.1	207.6	15.5	7.5
Total variable operations(1)	463.3	472.8	(9.5)	(2.0)
Parts and service	354.7	320.0	34.7	10.8
Other	7.9	7.1	0.8
Total gross profit	825.9	799.9	26.0	3.3
Selling, general, and administrative expenses	588.7	557.6	(31.1)	(5.6)
Depreciation and amortization	34.8	28.7	(6.1)
Other income, net	(5.0)	(1.3)	3.7
Operating income	207.4	214.9	(7.5)	(3.5)
Non-operating income (expense) items:
Floorplan interest expense	(18.9)	(13.2)	(5.7)
Other interest expense	(28.3)	(21.4)	(6.9)
Interest income	0.1	0.1	—
Other income (loss), net	(3.4)	1.1	(4.5)
Income from continuing operations before income taxes	$156.9	$181.5	$(24.6)	(13.6)
Retail vehicle unit sales:
New vehicle	79,007	78,560	447	0.6
Used vehicle	58,103	58,624	(521)	(0.9)
	137,110	137,184	(74)	(0.1)
Revenue per vehicle retailed:
New vehicle	$35,442	$35,255	$187	0.5
Used vehicle	$19,274	$18,663	$611	3.3
Gross profit per vehicle retailed:
New vehicle	$1,888	$2,056	$(168)	(8.2)
Used vehicle	$1,613	$1,748	$(135)	(7.7)
Finance and insurance	$1,627	$1,513	$114	7.5
Total variable operations(2)	$3,399	$3,438	$(39)	(1.1)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2016 (%)	2015 (%)
Revenue mix percentages:
New vehicle	54.7	56.0
Used vehicle	24.3	24.1
Parts and service	16.0	15.0
Finance and insurance, net	4.4	4.2
Other	0.6	0.7
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	18.1	20.2
Used vehicle	11.0	13.0
Parts and service	42.9	40.0
Finance and insurance	27.0	26.0
Other	1.0	0.8
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.3	5.8
Used vehicle - retail	8.4	9.4
Parts and service	43.2	43.0
Total	16.1	16.2
Selling, general, and administrative expenses	11.5	11.3
Operating income	4.1	4.3
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	71.3	69.7
Operating income	25.1	26.9

	March 31,
	2016	2015
Days supply:
New vehicle (industry standard of selling days)	81 days	52 days
Used vehicle (trailing calendar month days)	39 days	34 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Therefore, the amounts presented in the 2015 column may differ from the same store amounts presented for 2015 in the prior year.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,634.1	$2,755.5	$(121.4)	(4.4)
Retail used vehicle	1,045.9	1,085.2	(39.3)	(3.6)
Wholesale	118.1	98.7	19.4	19.7
Used vehicle	1,164.0	1,183.9	(19.9)	(1.7)
Finance and insurance, net	211.8	206.6	5.2	2.5
Total variable operations(1)	4,009.9	4,146.0	(136.1)	(3.3)
Parts and service	770.1	736.2	33.9	4.6
Other	34.0	30.3	3.7
Total revenue	$4,814.0	$4,912.5	$(98.5)	(2.0)
Gross profit:
New vehicle	$140.1	$160.6	$(20.5)	(12.8)
Retail used vehicle	88.0	101.6	(13.6)	(13.4)
Wholesale	(2.6)	1.2	(3.8)
Used vehicle	85.4	102.8	(17.4)	(16.9)
Finance and insurance	211.8	206.6	5.2	2.5
Total variable operations(1)	437.3	470.0	(32.7)	(7.0)
Parts and service	333.5	316.6	16.9	5.3
Other	7.3	7.1	0.2
Total gross profit	$778.1	$793.7	$(15.6)	(2.0)
Retail vehicle unit sales:
New vehicle	74,323	78,027	(3,704)	(4.7)
Used vehicle	54,157	58,039	(3,882)	(6.7)
	128,480	136,066	(7,586)	(5.6)
Revenue per vehicle retailed:
New vehicle	$35,441	$35,315	$126	0.4
Used vehicle	$19,312	$18,698	$614	3.3
Gross profit per vehicle retailed:
New vehicle	$1,885	$2,058	$(173)	(8.4)
Used vehicle	$1,625	$1,751	$(126)	(7.2)
Finance and insurance	$1,649	$1,518	$131	8.6
Total variable operations(2)	$3,424	$3,445	$(21)	(0.6)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2016 (%)	2015 (%)
Revenue mix percentages:
New vehicle	54.7	56.1
Used vehicle	24.2	24.1
Parts and service	16.0	15.0
Finance and insurance, net	4.4	4.2
Other	0.7	0.6
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	18.0	20.2
Used vehicle	11.0	13.0
Parts and service	42.9	39.9
Finance and insurance	27.2	26.0
Other	0.9	0.9
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.3	5.8
Used vehicle - retail	8.4	9.4
Parts and service	43.3	43.0
Total	16.2	16.2

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,800.2	$2,769.6	$30.6	1.1
Gross profit	$149.2	$161.5	$(12.3)	(7.6)
Retail vehicle unit sales	79,007	78,560	447	0.6
Revenue per vehicle retailed	$35,442	$35,255	$187	0.5
Gross profit per vehicle retailed	$1,888	$2,056	$(168)	(8.2)
Gross profit as a percentage of revenue	5.3%	5.8%
Days supply (industry standard of selling days)	81 days	52 days

	Three Months Ended March 31,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,634.1	$2,755.5	$(121.4)	(4.4)
Gross profit	$140.1	$160.6	$(20.5)	(12.8)
Retail vehicle unit sales	74,323	78,027	(3,704)	(4.7)
Revenue per vehicle retailed	$35,441	$35,315	$126	0.4
Gross profit per vehicle retailed	$1,885	$2,058	$(173)	(8.4)
Gross profit as a percentage of revenue	5.3%	5.8%

The following discussion of new vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $166.1 million and $14.1 million in new vehicle revenue and $9.1 million and $0.9 million in new vehicle gross profit for the three months ended March 31, 2016 and 2015, respectively, is related to acquisition and divestiture activity.

First Quarter 2016 compared to First Quarter 2015
Same store new vehicle revenue decreased during the three months ended March 31, 2016, as compared to the same period in 2015, as a result of a decrease in same store unit volume, partially offset by a slight increase in revenue PVR. The decrease in same store unit volume was primarily due to a competitive automotive retail environment, including a decrease in consumer confidence.
Same store revenue PVR during the three months ended March 31, 2016, benefited from an increase in the average selling prices for Domestic and Import vehicles, partially offset by a decrease in the average selling price for Premium Luxury vehicles. In addition, same store revenue PVR also benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended March 31, 2016, primarily due to decreases in gross profit PVR for vehicles at our Premium Luxury and Domestic stores due to increased inventory levels and changes in manufacturer incentive programs, as well as a competitive automotive retail environment.

Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Floorplan assistance	$29.3	$26.7	$2.6
New vehicle floorplan interest expense	(17.9)	(12.5)	(5.4)
Net new vehicle inventory carrying benefit	$11.4	$14.2	$(2.8)
First Quarter 2016 compared to First Quarter 2015
The net new vehicle inventory carrying benefit decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased due to higher average vehicle floorplan payable balances and higher interest rates during the year. Floorplan assistance increased primarily due to an increase in the floorplan assistance rate per unit.
New Vehicle Inventories
Our new vehicle inventories were $3.2 billion or 81 days supply at March 31, 2016, as compared to new vehicle inventories of $2.9 billion or 68 days supply at December 31, 2015 and $2.3 billion or 52 days supply at March 31, 2015. We had 87,953 units in new vehicle inventory at March 31, 2016, 80,442 units at December 31, 2015, and 65,993 units at March 31, 2015. The increase in new vehicle inventory days supply at March 31, 2016, as compared to December 31, 2015, is primarily due to increases in Premium Luxury and Domestic days supply and a decline in our new vehicle retail selling rate at the end of the first quarter of 2016. We are taking steps to align our inventory in response to the current market conditions.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,119.9	$1,094.1	$25.8	2.4
Wholesale revenue	121.7	99.1	22.6	22.8
Total revenue	$1,241.6	$1,193.2	$48.4	4.1
Retail gross profit	$93.7	$102.5	$(8.8)	(8.6)
Wholesale gross profit	(2.7)	1.2	(3.9)
Total gross profit	$91.0	$103.7	$(12.7)	(12.2)
Retail vehicle unit sales	58,103	58,624	(521)	(0.9)
Revenue per vehicle retailed	$19,274	$18,663	$611	3.3
Gross profit per vehicle retailed	$1,613	$1,748	$(135)	(7.7)
Gross profit as a percentage of revenue	8.4%	9.4%
Days supply (trailing calendar month days)	39 days	34 days

	Three Months Ended March 31,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,045.9	$1,085.2	$(39.3)	(3.6)
Wholesale revenue	118.1	98.7	19.4	19.7
Total revenue	$1,164.0	$1,183.9	$(19.9)	(1.7)
Retail gross profit	$88.0	$101.6	$(13.6)	(13.4)
Wholesale gross profit	(2.6)	1.2	(3.8)
Total gross profit	$85.4	$102.8	$(17.4)	(16.9)
Retail vehicle unit sales	54,157	58,039	(3,882)	(6.7)
Revenue per vehicle retailed	$19,312	$18,698	$614	3.3
Gross profit per vehicle retailed	$1,625	$1,751	$(126)	(7.2)
Gross profit as a percentage of revenue	8.4%	9.4%
The following discussion of used vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $74.0 million and $8.9 million in retail used vehicle revenue and $5.7 million and $0.9 million in retail used vehicle gross profit for the three months ended March 31, 2016 and 2015, respectively, is related to acquisition and divestiture activity.
First Quarter 2016 compared to First Quarter 2015
Same store retail used vehicle revenue decreased during the three months ended March 31, 2016, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was driven by a competitive automotive retail environment, as well as a decrease in trade-in volume associated with the decrease in new vehicle sales, partially offset by an increase in sales of certified pre-owned vehicles. Same store unit volume was also adversely impacted by manufacturer safety recalls and the application of our open safety recall policy which led to a decline in the number of used units available for sale.
Same store revenue PVR during the three months ended March 31, 2016, benefited primarily from an increase in the average selling price of used vehicles for all three segments and the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of gross profit PVR compression for new vehicles during the same period combined with the application of our recall policy. In addition, we experienced compressed gross profit PVRs for certified pre-owned vehicles, particularly in our Premium Luxury segment.

Used Vehicle Inventories
Used vehicle inventories were $551.3 million or 39 days supply at March 31, 2016, compared to $539.7 million or 43 days supply at December 31, 2015, and $470.6 million or 34 days supply at March 31, 2015. We had 34,256 units in used vehicle inventory at March 31, 2016, 36,299 units at December 31, 2015, and 29,002 units at March 31, 2015. As of March 31, 2016, approximately 15% of our units in used vehicle inventory were subject to our recall policy, compared to 17% as of December 31, 2015. This decline was due in part to the disposition of used vehicles that were previously subject to our recall policy through the wholesale auction process.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$820.4	$743.4	$77.0	10.4
Gross Profit	$354.7	$320.0	$34.7	10.8
Gross profit as a percentage of revenue	43.2%	43.0%
Same Store:
Revenue	$770.1	$736.2	$33.9	4.6
Gross Profit	$333.5	$316.6	$16.9	5.3
Gross profit as a percentage of revenue	43.3%	43.0%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses. The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $50.3 million and $7.2 million in parts and service revenue and $21.2 million and $3.4 million in parts and service gross profit for the three months ended March 31, 2016 and 2015, respectively, is related to acquisition and divestiture activity.
First Quarter 2016 compared to First Quarter 2015
During the three months ended March 31, 2016, same store parts and service gross profit increased as compared to the same period in 2015, primarily due to increases in gross profit associated with customer-pay service of $9.1 million, warranty of $4.9 million, and wholesale parts sales of $2.3 million.
Customer-pay service gross profit benefited from improved operational execution and margin performance, as well as increased volume due to the increase in units in operation in our primary service base. Warranty gross profit benefited from an increase in volume, driven by the increase in units in operation in our primary service base. Gross profit associated with the sale of wholesale parts benefited from improved margin performance overall and a shift in mix toward parts with higher margins.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$223.1	$207.6	$15.5	7.5
Gross profit per vehicle retailed	$1,627	$1,513	$114	7.5
Same Store:
Revenue and gross profit	$211.8	$206.6	$5.2	2.5
Gross profit per vehicle retailed	$1,649	$1,518	$131	8.6

The following discussion of finance and insurance is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $11.3 million and $1.0 million in finance and insurance revenue and gross profit for the three months ended March 31, 2016 and 2015, respectively, is related to acquisition and divestiture activity.

First Quarter 2016 compared to First Quarter 2015
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2016, as compared to the same period in 2015, due to an increase in same store finance and insurance revenue and gross profit PVR, partially offset by a decrease in new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit PVR increased primarily due to an increase in profit on vehicle service contracts as a result of the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, which was rolled out during the second half of 2015. Same store finance and insurance revenue and gross profit PVR also benefited from an increase in product penetration and more customers financing vehicles through our stores.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,848.2	$1,665.7	$182.5	11.0
Import	1,675.0	1,678.7	(3.7)	(0.2)
Premium Luxury	1,540.3	1,563.2	(22.9)	(1.5)
Total	5,063.5	4,907.6	155.9	3.2
Corporate and other	56.1	36.6	19.5	53.3
Total consolidated revenue	$5,119.6	$4,944.2	$175.4	3.5
Segment income(1):
Domestic	$77.4	$79.3	$(1.9)	(2.4)
Import	76.1	75.0	1.1	1.5
Premium Luxury	83.0	94.1	(11.1)	(11.8)
Total	236.5	248.4	(11.9)	(4.8)
Corporate and other	(48.0)	(46.7)	(1.3)
Floorplan interest expense	18.9	13.2	(5.7)
Operating income	$207.4	$214.9	$(7.5)	(3.5)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	27,736	25,750	1,986	7.7
Import	35,781	36,914	(1,133)	(3.1)
Premium Luxury	15,490	15,896	(406)	(2.6)
	79,007	78,560	447	0.6

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,848.2	$1,665.7	$182.5	11.0
Segment income	$77.4	$79.3	$(1.9)	(2.4)
Retail new vehicle unit sales	27,736	25,750	1,986	7.7
First Quarter 2016 compared to First Quarter 2015
Domestic revenue increased during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. New and used vehicle unit volume benefited from the acquisitions we completed subsequent to the first quarter of 2015. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Domestic segment income decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in variable expenses and decreases in both new and used vehicle gross profit due to the competitive automotive retail environment. These decreases were partially offset by an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR and higher vehicle unit volume.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,675.0	$1,678.7	$(3.7)	(0.2)
Segment income	$76.1	$75.0	$1.1	1.5
Retail new vehicle unit sales	35,781	36,914	(1,133)	(3.1)
First Quarter 2016 compared to First Quarter 2015
Import revenue decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to decreases in new vehicle unit volume due to the competitive automotive retail environment, partially offset by increases in parts and service revenue and used vehicle revenue.
Import segment income increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR. Increases in Import segment income were partially offset by a decrease in used vehicle gross profit due to the competitive automotive retail environment and an increase in variable expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,540.3	$1,563.2	$(22.9)	(1.5)
Segment income	$83.0	$94.1	$(11.1)	(11.8)
Retail new vehicle unit sales	15,490	15,896	(406)	(2.6)
First Quarter 2016 compared to First Quarter 2015
Premium Luxury revenue decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to decreases in new vehicle unit volume and new vehicle revenue PVR due to the competitive automotive retail environment. These decreases were partially offset by the impact of acquisitions we completed subsequent to the first quarter of 2015, as well as an increase in parts and service revenue.
Premium Luxury segment income decreased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to decreases in new and used vehicle gross PVRs as a result of increased inventory levels and changes in manufacturer incentive programs, as well as a competitive automotive retail environment. These decreases were partially offset by an increase in parts and service gross profit. Premium Luxury segment income was also adversely impacted by an increase in variable expenses.

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

	Three Months Ended March 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$373.1	$369.3	$(3.8)	(1.0)
Advertising	42.7	42.0	(0.7)	(1.7)
Store and corporate overhead	172.9	146.3	(26.6)	(18.2)
Total	$588.7	$557.6	$(31.1)	(5.6)

SG&A as a % of total gross profit:
Compensation	45.2	46.2	100	bps
Advertising	5.2	5.3	10	bps
Store and corporate overhead	20.9	18.2	(270)	bps
Total	71.3	69.7	(160)	bps
First Quarter 2016 compared to First Quarter 2015
SG&A expenses increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in store and corporate overhead expenses, which was largely a result of the acquisitions we completed subsequent to the first quarter of 2015. Store and corporate overhead expenses during the first quarter of 2016 were also negatively impacted by losses of approximately $6 million related to several severe hail storms that occurred during the quarter. SG&A expenses were also negatively impacted by a shift of approximately $5 million in stock-based compensation expense into the first quarter, due to a change from quarterly to annual employee stock option grants. As a percentage of total gross profit, SG&A expenses increased to 71.3% during the three months ended March 31, 2016, from 69.7% in the same period in 2015, primarily due to an increase in store and corporate overhead expenses as a percentage of total gross profit.
Other Income, Net (included in Operating Income)
During the first quarter of 2016, we recognized gains related to business divestitures of $6.2 million, partially offset by non-cash property impairments of $0.9 million.
Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2016 compared to First Quarter 2015
Floorplan interest expense was $18.9 million for the three months ended March 31, 2016, compared to $13.2 million for the same period in 2015. The increase in floorplan interest expense of $5.7 million is the result of higher average vehicle floorplan balances and higher interest rates during the year.
Other Interest Expense
Other interest expense was $28.3 million for the three months ended March 31, 2016, compared to $21.4 million for the same period in 2015. The increase in interest expense of $6.9 million was primarily due to increases of $7.6 million resulting from the September 2015 issuance of our 3.35% Senior Notes due 2021 and 4.5% Senior Notes due 2025, and $2.6 million resulting from borrowings under our commercial paper program established in May 2015. These increases were partially offset by a decrease in interest expense of $3.6 million due to a decrease in borrowings under our revolving credit facility.

Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
Our effective income tax rate was 38.7% for the three months ended March 31, 2016, and 38.5% for the three months ended March 31, 2015.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2016		December 31, 2015
Cash and cash equivalents	$47.8		$74.1
Revolving credit facility (1)	$1,195.1	(2)	$1,463.1
Secured used vehicle floorplan facilities (3)	$0.4		$127.1

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At March 31, 2016, we had $44.1 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $926.0 million of commercial paper notes outstanding at March 31, 2016, which in effect reduced the available liquidity under our revolving credit facility to $829.9 million at March 31, 2016. See “Long-Term Debt and Commercial Paper” below for additional information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At March 31, 2016, surety bonds, letters of credit, and cash deposits totaled $99.3 million, including $44.1 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2016, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
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

	Three Months Ended
	March 31,
(In millions, except per share data)	2016	2015
Shares repurchased	7.9	0.2
Aggregate purchase price	$370.6	$9.1
Average purchase price per share	$47.20	$60.46
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
In February 2016, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of March 31, 2016, $175.0 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Purchases of property and equipment, including operating lease buy-outs (1)	$50.7	$62.9

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Cash received from (used in) business acquisitions, net	$(256.6)	$(27.7)
Cash received from (used in) business divestitures, net	$6.1	$15.7
During the three months ended March 31, 2016, we purchased twelve stores located in Texas, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, and Sprinter franchises. We purchased two stores during the three months ended March 31, 2015.
During the three months ended March 31, 2016, we divested two Import stores. During the three months ended March 31, 2015, we divested two Import stores.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of March 31, 2016, and December 31, 2015.

(In millions)	March 31, 2016	December 31, 2015
6.75% Senior Notes due 2018	$397.8	$397.5
5.5% Senior Notes due 2020	346.7	346.5
3.35% Senior Notes due 2021	297.7	297.6
4.5% Senior Notes due 2025	444.8	444.7
Revolving credit facility due 2019	—	—
Mortgage facility (1)	173.2	175.7
Capital leases and other debt	94.3	95.0
	1,754.5	1,757.0
Less: current maturities	(11.9)	(11.7)
Long-term debt, net of current maturities	$1,742.6	$1,745.3

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At March 31, 2016, we had outstanding $398.1 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2016, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
At March 31, 2016, we had outstanding $300.0 million of 3.35% Senior Notes due 2021, net of debt discount. Interest is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021.
At March 31, 2016, we had outstanding $448.5 million of 4.5% Senior Notes due 2025, net of debt discount. Interest is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025.
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
Credit Agreement
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2016, we had no borrowings outstanding under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $44.1 million at March 31, 2016, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at March 31, 2016. As of March 31, 2016, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.2 billion.
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
Other Long-Term Debt
At March 31, 2016, we had $173.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At March 31, 2016, we had capital lease and other debt obligations of $94.3 million, which are due at various dates through 2034.
Commercial Paper
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion. This program provides us with additional short-term financing flexibility and enhances our ability to take advantage of opportunities in the credit markets. The interest rate for the commercial paper notes varies based on duration and market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. The commercial paper notes are guaranteed by substantially all of our subsidiaries. Proceeds from the issuance of commercial paper notes are used to repay borrowings under the revolving credit facility, to finance acquisitions and for working capital, capital expenditures, share repurchases and/or other general corporate purposes. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. A downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
At March 31, 2016, we had $926.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.23% and a weighted-average remaining term of 21 days.
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

As of March 31, 2016, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2016, our leverage ratio and capitalization ratio were as follows:

	March 31, 2016
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.60x
Capitalization ratio	≤ 70.0%	64.9%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	March 31, 2016	December 31, 2015
Vehicle floorplan payable - trade	$2,572.1	$2,565.8
Vehicle floorplan payable - non-trade	1,467.3	1,161.3
Vehicle floorplan payable	$4,039.4	$3,727.1
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
At March 31, 2016, the aggregate capacity under our used vehicle floorplan facilities was $360.0 million. As of that date, $318.5 million had been borrowed under those facilities, and the remaining borrowing capacity of $41.5 million was limited to $0.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.
At December 31, 2015, the aggregate capacity under our used vehicle floorplan facilities was $350.0 million. As of that date, $212.5 million had been borrowed under those facilities, and the remaining borrowing capacity of $137.5 million was limited to $127.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.
All the floorplan facilities utilize LIBOR-based interest rates. Floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the new vehicle floorplan facilities so the lender funds the manufacturer directly for the purchase of new vehicle inventory. Floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net cash provided by operating activities	$198.2	$199.6
Net cash used in investing activities	$(310.7)	$(79.6)
Net cash provided by (used in) financing activities	$86.2	$(121.3)
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
Net cash provided by operating activities was relatively flat during the three months ended March 31, 2016, as compared to the same period in 2015, and was impacted by a decrease in earnings and a decrease in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in cash used in business acquisitions, net of cash acquired, and a decrease in cash received from business divestitures, partially offset by a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2016, we repurchased 7.9 million shares of common stock for an aggregate purchase price of $370.6 million (average purchase price per share of $47.20). In addition, during the three months ended March 31, 2016, 8,760 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the three months ended March 31, 2015, we repurchased 0.2 million shares of common stock for an aggregate purchase price of $9.1 million (average purchase price per share of $60.46), including repurchases for which settlement occurred subsequent to September 30, 2014. In addition, during the three months ended March 31, 2015, 8,999 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $326.5 million during the three months ended March 31, 2016.
During the three months ended March 31, 2016, we borrowed $440.0 million and repaid $440.0 million under our revolving credit facility. During the three months ended March 31, 2015, we borrowed $540.0 million and repaid $615.0 million under our revolving credit facility, for net repayments of $75.0 million.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net proceeds of $132.8 million for the three months ended March 31, 2016, and net payments of $54.1 million for the three months ended March 31, 2015.
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

•	Our new vehicle sales are impacted by incentive, marketing, and other programs of vehicle manufacturers.

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

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
We had $4.0 billion of variable rate vehicle floorplan payable at March 31, 2016, and $3.7 billion at December 31, 2015. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $40.4 million at March 31, 2016, and $37.3 million at December 31, 2015. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $926.0 million of commercial paper notes outstanding at March 31, 2016. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $9.3 million at March 31, 2016.
Our fixed rate long-term debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.8 billion and had a fair value of $1.9 billion as of March 31, 2016, and totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2016 - January 31, 2016	442,384	$42.88	442,384	$276.6
February 1, 2016 - February 29, 2016	6,533,845	$46.92	6,533,845	$220.0
March 1, 2016 - March 31, 2016	883,469	$51.47	874,709	$175.0
Total	7,859,698		7,850,938

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In February 2016, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of March 31, 2016, $175.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the first quarter of 2016, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 8,760 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Supplemental Indenture, dated as February 29, 2016, relating to the Company’s 6.75% Senior Notes due 2018, to the Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.

4.2	Supplemental Indenture to 2010 Indenture, dated as February 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.
4.3	Supplemental Indenture to 2010 Indenture, dated as February 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.
4.4	Supplemental Indenture to 2010 Indenture, dated as February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.
10.1	Form of Stock Option Agreement under the AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”) for grants in 2016.
10.2	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2016.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 22, 2016	By:	/s/ Christopher Cade
Christopher Cade Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)