Form 10-Q
period 2016-06-30
AUTONATION, INC.
filed 2016-07-29
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of July 28, 2016, the registrant had 102,089,205 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.7	$74.1
Receivables, net	817.2	908.2
Inventory	3,661.4	3,612.0
Other current assets	130.6	115.4
Total Current Assets	4,663.9	4,709.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.1 billion and $1.0 billion, respectively	2,772.2	2,667.4
GOODWILL	1,427.3	1,394.5
OTHER INTANGIBLE ASSETS, NET	544.6	439.9
OTHER ASSETS	380.3	336.7
Total Assets	$9,788.3	$9,548.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,340.8	$2,565.8
Vehicle floorplan payable - non-trade	1,462.0	1,161.3
Accounts payable	288.4	299.9
Commercial paper	958.1	599.5
Current maturities of long-term debt	12.0	11.7
Other current liabilities	515.1	529.2
Total Current Liabilities	5,576.4	5,167.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,738.0	1,745.3
DEFERRED INCOME TAXES	97.5	78.6
OTHER LIABILITIES	218.2	207.6
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 120,562,149 shares issued at June 30, 2016, and December 31, 2015, including shares held in treasury	1.2	1.2
Additional paid-in capital	17.6	5.2
Retained earnings	2,910.7	2,702.8
Treasury stock, at cost; 18,410,877 and 9,758,091 shares held, respectively	(771.3)	(359.9)
Total Shareholders’ Equity	2,158.2	2,349.3
Total Liabilities and Shareholders’ Equity	$9,788.3	$9,548.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
New vehicle	$3,071.9	$2,967.8	$5,872.1	$5,737.4
Used vehicle	1,259.4	1,216.3	2,501.0	2,409.5
Parts and service	834.7	777.8	1,655.1	1,521.2
Finance and insurance, net	225.4	217.7	448.5	425.3
Other	50.0	44.7	84.3	75.1
TOTAL REVENUE	5,441.4	5,224.3	10,561.0	10,168.5
Cost of sales:
New vehicle	2,909.1	2,801.7	5,560.1	5,409.8
Used vehicle	1,175.4	1,125.2	2,326.0	2,214.7
Parts and service	473.1	440.6	938.8	864.0
Other	42.0	37.7	68.4	61.0
TOTAL COST OF SALES (excluding depreciation shown below)	4,599.6	4,405.2	8,893.3	8,549.5
Gross Profit:
New vehicle	162.8	166.1	312.0	327.6
Used vehicle	84.0	91.1	175.0	194.8
Parts and service	361.6	337.2	716.3	657.2
Finance and insurance	225.4	217.7	448.5	425.3
Other	8.0	7.0	15.9	14.1
TOTAL GROSS PROFIT	841.8	819.1	1,667.7	1,619.0
Selling, general, and administrative expenses	585.2	568.7	1,173.9	1,126.3
Depreciation and amortization	35.9	32.1	70.7	60.8
Other income, net	(5.8)	(3.8)	(10.8)	(5.1)
OPERATING INCOME	226.5	222.1	433.9	437.0
Non-operating income (expense) items:
Floorplan interest expense	(19.3)	(14.2)	(38.2)	(27.4)
Other interest expense	(28.7)	(21.6)	(57.0)	(43.0)
Interest income	0.4	—	0.5	0.1
Other income, net	4.2	0.5	0.8	1.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	183.1	186.8	340.0	368.3
Income tax provision	71.0	71.6	131.7	141.4
NET INCOME FROM CONTINUING OPERATIONS	112.1	115.2	208.3	226.9
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	(0.4)	(0.3)
NET INCOME	$112.0	$115.1	$207.9	$226.6
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.09	$1.01	$1.99	$2.00
Discontinued operations	$—	$—	$—	$—
Net income	$1.09	$1.01	$1.98	$1.99
Weighted average common shares outstanding	102.9	113.8	104.8	113.7
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.08	$1.00	$1.97	$1.97
Discontinued operations	$—	$—	$—	$—
Net income	$1.08	$1.00	$1.97	$1.97
Weighted average common shares outstanding	103.6	115.1	105.5	115.1
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	102.2	113.4	102.2	113.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2015	120,562,149	$1.2	$5.2	$2,702.8	$(359.9)	$2,349.3
Net income	—	—	—	207.9	—	207.9
Repurchases of common stock	—	—	—	—	(422.3)	(422.3)
Stock-based compensation expense	—	—	19.4	—	—	19.4
Shares awarded under stock-based compensation plans, including income tax benefit of $0.6	—	—	(7.0)	—	10.9	3.9
BALANCE AT JUNE 30, 2016	120,562,149	$1.2	$17.6	$2,910.7	$(771.3)	$2,158.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2016	2015
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$207.9	$226.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.4	0.3
Depreciation and amortization	70.7	60.8
Amortization of debt issuance costs and accretion of debt discounts	2.7	2.2
Stock-based compensation expense	19.4	17.4
Deferred income tax provision	10.9	8.1
Net gain related to business/property dispositions	(18.3)	(7.1)
Non-cash impairment charges	7.8	2.5
Excess tax benefit from stock-based awards	(0.6)	(11.7)
Other	(0.5)	(1.8)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	111.4	46.5
Inventory	62.3	(296.7)
Other assets	(41.9)	(16.2)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	(180.8)	205.1
Accounts payable	(19.7)	0.2
Other liabilities	(3.0)	6.6
Net cash provided by continuing operations	228.7	242.8
Net cash used in discontinued operations	(0.5)	(0.5)
Net cash provided by operating activities	228.2	242.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(118.1)	(135.2)
Property operating lease buy-outs	(5.0)	—
Proceeds from the sale of property and equipment	7.2	0.3
Proceeds from assets held for sale	—	8.7
Cash received from business divestitures, net of cash relinquished	50.0	15.7
Cash used in business acquisitions, net of cash acquired	(262.9)	(73.1)
Net change in restricted cash	3.2	(2.6)
Other	(0.3)	(3.8)
Net cash used in continuing operations	(325.9)	(190.0)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(325.9)	(190.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2016	2015
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(422.3)	(61.3)
Proceeds from revolving credit facility	760.0	1,080.0
Payments of revolving credit facility	(760.0)	(1,390.0)
Net proceeds from commercial paper	358.6	298.5
Net proceeds from (payments of) vehicle floorplan payable - non-trade	144.8	(10.2)
Payments of mortgage facility	(5.1)	(4.8)
Payments of capital leases and other debt obligations	(1.5)	(5.1)
Proceeds from the exercise of stock options	3.2	18.8
Excess tax benefit from stock-based awards	0.6	11.7
Net cash provided by (used in) continuing operations	78.3	(62.4)
Net cash used in discontinued operations	—	—
Net cash provided by (used in) financing activities	78.3	(62.4)
DECREASE IN CASH AND CASH EQUIVALENTS	(19.4)	(10.1)
CASH AND CASH EQUIVALENTS at beginning of period	74.1	75.4
CASH AND CASH EQUIVALENTS at end of period	$54.7	$65.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2016, we owned and operated 363 new vehicle franchises from 257 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the six months ended June 30, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US (formerly Chrysler), Nissan, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche).
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

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30, 2016	December 31, 2015
Trade receivables	$137.1	$133.6
Manufacturer receivables	204.8	221.4
Other	57.2	38.0
	399.1	393.0
Less: allowances for doubtful accounts	(4.6)	(4.5)
	394.5	388.5
Contracts-in-transit and vehicle receivables	398.6	508.0
Income taxes receivable (see Note 6)	24.1	11.7
Receivables, net	$817.2	$908.2

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2016	December 31, 2015
New vehicles	$2,882.1	$2,888.1
Used vehicles	587.2	539.7
Parts, accessories, and other	192.1	184.2
Inventory	$3,661.4	$3,612.0

The components of vehicle floorplan payable are as follows:

	June 30, 2016	December 31, 2015
Vehicle floorplan payable - trade	$2,340.8	$2,565.8
Vehicle floorplan payable - non-trade	1,462.0	1,161.3
Vehicle floorplan payable	$3,802.8	$3,727.1
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% for the six months ended June 30, 2016, and 1.7% for the six months ended June 30, 2015. At June 30, 2016, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.6 billion, of which $3.4 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% for the six months ended June 30, 2016, and 1.7% for the six months ended June 30, 2015. At June 30, 2016, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $395.0 million, of which $364.4 million had been borrowed. The remaining borrowing capacity of $30.6 million was limited to $0.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2016	December 31, 2015
Goodwill	$1,427.3	$1,394.5

Franchise rights - indefinite-lived	$536.4	$432.4
Other intangibles	15.4	14.3
	551.8	446.7
Less: accumulated amortization	(7.2)	(6.8)
Other intangible assets, net	$544.6	$439.9
Goodwill
Goodwill for our Domestic, Import, and Premium Luxury reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, an entity is permitted to first make a qualitative assessment of any potential goodwill impairment to determine whether it is necessary to calculate the fair value of a reporting unit under the quantitative two-step goodwill impairment test.
We completed our qualitative assessment of any potential goodwill impairment as of April 30, 2016. Based on our qualitative assessment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we were therefore not required to perform the two-step goodwill impairment test for any of our reporting units.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2016. Based on our qualitative assessment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt, net of debt issuance costs, consists of the following:

	June 30, 2016	December 31, 2015
6.75% Senior Notes due 2018	$398.0	$397.5
5.5% Senior Notes due 2020	346.9	346.5
3.35% Senior Notes due 2021	297.8	297.6
4.5% Senior Notes due 2025	444.9	444.7
Revolving credit facility due 2019	—	—
Mortgage facility (1)	170.6	175.7
Capital leases and other debt	91.8	95.0
	1,750.0	1,757.0
Less: current maturities	(12.0)	(11.7)
Long-term debt, net of current maturities	$1,738.0	$1,745.3
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
Senior Unsecured Notes and Credit Agreement
At June 30, 2016, we had outstanding $398.3 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At June 30, 2016, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
At June 30, 2016, we had outstanding $300.0 million of 3.35% Senior Notes due 2021, net of debt discount. Interest is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021.
At June 30, 2016, we had outstanding $448.6 million of 4.5% Senior Notes due 2025, net of debt discount. Interest on the 2025 Notes is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2016, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $44.1 million at June 30, 2016, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at June 30, 2016. As of June 30, 2016, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.1 billion.
Our revolving credit facility provides for a commitment fee on undrawn amounts ranging from 0.175% to 0.25% and interest on borrowings at LIBOR or the base rate, in each case plus an applicable margin. The applicable margin ranges from

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.25% to 1.625% for LIBOR borrowings and 0.25% to 0.625% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the applicable margin.
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
Other Long-Term Debt
At June 30, 2016, we had $170.6 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At June 30, 2016, we had capital lease and other debt obligations of $91.8 million, which are due at various dates through 2034.
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
At June 30, 2016, we had $958.1 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.29% and a weighted-average remaining term of 23 days.
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
Under the terms of our credit agreement, at June 30, 2016, our leverage ratio and capitalization ratio were as follows:

	June 30, 2016
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.65x
Capitalization ratio	≤ 70.0%	63.8%
Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.

6.	INCOME TAXES
Income taxes receivable included in Receivables, net totaled $24.1 million at June 30, 2016, and $11.7 million at December 31, 2015.
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

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares repurchased	1.0	0.8	8.9	0.9
Aggregate purchase price	$50.0	$50.0	$420.6	$59.1
Average purchase price per share	$48.51	$62.78	$47.35	$62.41

As of June 30, 2016, $125.0 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares issued	0.1	0.3	0.1	0.9
Proceeds from the exercise of stock options	$2.6	$6.3	$3.2	$18.8
Average exercise price per share	$26.93	$24.96	$26.08	$21.55

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares issued	—	1,754	138,424	157,082
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	24,125	26,928	32,885	35,927

8.	EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income from continuing operations	$112.1	$115.2	$208.3	$226.9
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	(0.4)	(0.3)
Net income	$112.0	$115.1	$207.9	$226.6

Weighted average common shares outstanding used in calculating basic EPS	102.9	113.8	104.8	113.7
Effect of dilutive stock options	0.7	1.3	0.7	1.4
Weighted average common shares outstanding used in calculating diluted EPS	103.6	115.1	105.5	115.1

Basic EPS amounts(1):
Continuing operations	$1.09	$1.01	$1.99	$2.00
Discontinued operations	$—	$—	$—	$—
Net income	$1.09	$1.01	$1.98	$1.99

Diluted EPS amounts(1):
Continuing operations	$1.08	$1.00	$1.97	$1.97
Discontinued operations	$—	$—	$—	$—
Net income	$1.08	$1.00	$1.97	$1.97
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Anti-dilutive options excluded from the computation of diluted earnings per share	3.1	0.5	1.9	0.5

9.	DIVESTITURES
During the second quarter of 2016, we divested one Domestic store and six Import stores and recorded a net gain of $11.5 million. During the first quarter of 2016, we divested two Import stores and recorded a gain of $6.2 million. During the first quarter of 2015, we divested two Import stores and recorded a gain of $1.4 million. The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

10.	ACQUISITIONS
During the six months ended June 30, 2016, we purchased 12 stores located in Texas, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, and Sprinter franchises. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for this business combination is preliminary and subject to final adjustment. We purchased five stores during the six months ended June 30, 2015.
The acquisitions that occurred during the six months ended June 30, 2016 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire six month periods ended June 30, 2016 and 2015, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of June 30, 2016 and 2015, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Other Matters
AutoNation, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by our subsidiaries of their respective store premises. Pursuant to these leases, our subsidiaries generally agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2016 to 2034 are approximately $26 million at June 30, 2016. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2016. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2016, surety bonds, letters of credit, and cash deposits totaled $99.9 million, including $44.1 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At June 30, 2016 and 2015, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including certain collision centers and an auction operation, each of which generates revenues, as well as unallocated corporate overhead expenses and retrospective commissions for certain financing and insurance transactions that we arrange under agreements with third parties.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Domestic	$1,995.1	$1,764.2	$3,843.3	$3,429.9
Import	1,748.1	1,795.0	3,423.1	3,473.7
Premium Luxury	1,644.7	1,633.0	3,185.0	3,196.2
Total	5,387.9	5,192.2	10,451.4	10,099.8
Corporate and other	53.5	32.1	109.6	68.7
Total consolidated revenue	$5,441.4	$5,224.3	$10,561.0	$10,168.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment income(1):
Domestic	$85.6	$84.9	$163.0	$164.2
Import	74.6	80.1	150.7	155.1
Premium Luxury	92.9	94.4	175.9	188.5
Total	253.1	259.4	489.6	507.8
Corporate and other	(45.9)	(51.5)	(93.9)	(98.2)
Other interest expense	(28.7)	(21.6)	(57.0)	(43.0)
Interest income	0.4	—	0.5	0.1
Other income, net	4.2	0.5	0.8	1.6
Income from continuing operations before income taxes	$183.1	$186.8	$340.0	$368.3
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles sold during the six months ended June 30, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US (formerly Chrysler), Nissan, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $204.8 million at June 30, 2016, and $221.4 million at December 31, 2015. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2016, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	June 30, 2016	December 31, 2015
Carrying value	$1,759.3	$1,767.1
Fair value	$1,870.4	$1,858.6

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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2016 and 2015, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2016. Based on our qualitative assessment of potential franchise rights

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
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
The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2016 and 2015:

	2016		2015
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$4.2	$(1.8)	$15.1	$(2.3)
Long-lived assets held for sale:
Continuing operations	$11.4	$(5.8)	$6.2	$(0.2)
Discontinued operations	13.2	(0.2)	—	—
Total long-lived assets held for sale	$24.6	$(6.0)	$6.2	$(0.2)
Long-Lived Assets Held and Used in Continuing Operations
We recorded non-cash impairment charges related to long-lived assets held and used in continuing operations of $1.8 million during the three and six months ended June 30, 2016, and $2.3 million during the three and six months ended June 30, 2015. These non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-Lived Assets Held for Sale in Continuing Operations
During the six months ended June 30, 2016, we recorded non-cash impairment charges related to long-lived assets held for sale in continuing operations of $5.8 million, of which $4.9 million was recorded during the three months ended June 30, 2016.
During the six months ended June 30, 2015, we recorded non-cash impairment charges related to long-lived assets held for sale in continuing operations of $0.2 million. We recorded no impairment charges during the three months ended June 30, 2015.
These non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Discontinued Operations
We recorded a non-cash impairment charge related to long-lived assets held for sale in discontinued operations of $0.2 million during the six months ended June 30, 2016. We recorded no impairment charges during the three months ended June 30, 2016. This non-cash impairment charge is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.
During the three and six months ended June 30, 2015, there were no impairment charges recorded for the carrying value of long-lived assets held for sale in discontinued operations.
As of June 30, 2016, we had long-lived assets held for sale of $52.2 million in continuing operations and $21.5 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

15.	CASH FLOW INFORMATION
We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $21.2 million for the six months ended June 30, 2015. We did not enter into any capital leases during the six months ended June 30, 2016. We also had accrued purchases of property and equipment of $14.7 million at June 30, 2016 and $15.2 million at June 30, 2015.
We made interest payments, including interest on vehicle inventory financing, of $91.0 million during the six months ended June 30, 2016, and $68.2 million during the six months ended June 30, 2015. We made income tax payments, net of income tax refunds, of $132.0 million during the six months ended June 30, 2016, and $161.0 million during the six months ended June 30, 2015.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2016, we owned and operated 363 new vehicle franchises from 257 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the six months ended June 30, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US (formerly Chrysler), Nissan, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche).
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
At June 30, 2016, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

Market Conditions
In the second quarter of 2016, U.S. industry new vehicle unit retail sales were down 2% as compared to the second quarter of 2015, despite increases in manufacturer incentives, vehicle leasing, and retail inventory levels. While we anticipate that full-year U.S. industry new vehicle unit sales will be above 17 million in 2016, we expect that the industry selling rate will be relatively flat as compared to 2015. However, actual sales may materially differ. Based on industry data, vehicle leasing is at a historically-high level. To the extent that vehicle manufacturers reduce their support for leasing programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted.
As discussed below in “Results of Operations,” our new and used vehicle gross profit on a per vehicle retailed (“PVR”) basis were compressed, particularly in the Domestic segment, due to elevated inventory levels in certain vehicle models, challenging manufacturer volume-based incentive programs, and a competitive automotive retail environment. If new vehicle production exceeds the new vehicle industry selling rate in 2016, our new and used vehicle gross profit PVRs could continue to be adversely impacted by excess supply, as well as changes in incentive, marketing, and other programs put in place by the vehicle manufacturers.
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
Results of Operations
During the three months ended June 30, 2016, we had net income from continuing operations of $112.1 million or $1.08 per share on a diluted basis, as compared to net income from continuing operations of $115.2 million or $1.00 per share on a diluted basis during the same period in 2015. During the six months ended June 30, 2016, we had net income from continuing operations of $208.3 million or $1.97 per share on a diluted basis, as compared to net income from continuing operations of $226.9 million or $1.97 per share on a diluted basis during the same period in 2015.
For the six months ended June 30, 2016, new vehicle sales accounted for approximately 56% of our total revenue and approximately 19% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue and approximately 10% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of our total revenue for the six months ended June 30, 2016, contributed approximately 70% of our total gross profit for the same period.
Our retail new vehicle unit sales were relatively flat in the second quarter of 2016, as compared to the second quarter of 2015. Elevated inventory levels in certain vehicle models and a competitive automotive retail environment adversely impacted new and used vehicle gross profit PVR, particularly in the Domestic segment. New and used vehicle gross profit PVR compression was partially offset by continued strength in finance and insurance gross profit PVR. Our total gross profit for the second quarter of 2016 increased 3%, as compared to same period in the prior year, primarily due to the acquisitions we completed subsequent to the second quarter of 2015 and an increase in parts and service gross profit. See “Parts and Service” below for further discussion.
Takata Airbag Inflator Recall
Vehicles made by certain automotive manufacturers have been recalled to replace airbag inflators made by parts supplier, Takata Corporation. This is the largest and most complex recall in U.S. history, with over 28 million inflators recalled through April of 2016 and another 30 to 40 million expected to be recalled in phases through December of 2019, based on prioritization of risk, determined by the age of the inflators and exposure to high humidity and temperatures. Most of the replacement inflators to complete the recall are on backlog order. As a result, the airbag inflator recall has been disruptive to our business during the first half of 2016 as the new and used vehicle inventory subject to this recall has been placed on a retail sales-hold until parts become available to replace the defective airbag inflators. We have begun to receive financial support from certain manufacturers for vehicles that are on retail sales-hold related to the airbag inflator recall, which serves to reduce or eliminate our costs associated with those vehicles. Additionally, we anticipate that replacement parts will become more readily available for certain makes and models during the second half of 2016, which will allow for such vehicles to be repaired and retailed. We cannot predict the number of additional affected vehicles that we will acquire through trade-ins or the amount of financial support to be received from the manufacturers of such vehicles in the future.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 78,716 units in new vehicle inventory at June 30, 2016, 80,442 units at December 31, 2015, and 71,333 units at June 30, 2015. See “New Vehicle Inventories” below for more information.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory, including units subject to our open safety recall policy. Our used vehicle inventory balance was net of cumulative write-downs of $5.3 million at June 30, 2016, and $4.5 million at December 31, 2015.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.9 million at June 30, 2016, and $3.5 million at December 31, 2015.

Critical Accounting Policies and Estimates
We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated

Financial Statements. For additional discussion of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
Goodwill
Goodwill for our Domestic, Import, and Premium Luxury reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2016, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 69 stores and totaled $546.4 million at April 30, 2016, are evaluated for impairment on a franchise-by-franchise basis annually. We completed our annual qualitative assessment of potential franchise rights impairment as of April 30, 2016. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
Fair values of franchise rights are estimated by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. If, hypothetically, the fair value of each of the franchise rights quantitatively tested had been determined to be 10% lower as of the valuation date, no impairment charges would have resulted. The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
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
As of June 30, 2016, we had long-lived assets held for sale of $52.2 million in continuing operations and $21.5 million in discontinued operations.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process and impairment charges that were recorded during the three and six months ended June 30, 2016 and 2015. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,071.9	$2,967.8	$104.1	3.5	$5,872.1	$5,737.4	$134.7	2.3
Retail used vehicle	1,122.6	1,109.1	13.5	1.2	2,242.5	2,203.2	39.3	1.8
Wholesale	136.8	107.2	29.6	27.6	258.5	206.3	52.2	25.3
Used vehicle	1,259.4	1,216.3	43.1	3.5	2,501.0	2,409.5	91.5	3.8
Finance and insurance, net	225.4	217.7	7.7	3.5	448.5	425.3	23.2	5.5
Total variable operations(1)	4,556.7	4,401.8	154.9	3.5	8,821.6	8,572.2	249.4	2.9
Parts and service	834.7	777.8	56.9	7.3	1,655.1	1,521.2	133.9	8.8
Other	50.0	44.7	5.3		84.3	75.1	9.2
Total revenue	$5,441.4	$5,224.3	$217.1	4.2	$10,561.0	$10,168.5	$392.5	3.9
Gross profit:
New vehicle	$162.8	$166.1	$(3.3)	(2.0)	$312.0	$327.6	$(15.6)	(4.8)
Retail used vehicle	86.7	91.4	(4.7)	(5.1)	180.4	193.9	(13.5)	(7.0)
Wholesale	(2.7)	(0.3)	(2.4)		(5.4)	0.9	(6.3)
Used vehicle	84.0	91.1	(7.1)	(7.8)	175.0	194.8	(19.8)	(10.2)
Finance and insurance	225.4	217.7	7.7	3.5	448.5	425.3	23.2	5.5
Total variable operations(1)	472.2	474.9	(2.7)	(0.6)	935.5	947.7	(12.2)	(1.3)
Parts and service	361.6	337.2	24.4	7.2	716.3	657.2	59.1	9.0
Other	8.0	7.0	1.0		15.9	14.1	1.8
Total gross profit	841.8	819.1	22.7	2.8	1,667.7	1,619.0	48.7	3.0
Selling, general, and administrative expenses	585.2	568.7	(16.5)	(2.9)	1,173.9	1,126.3	(47.6)	(4.2)
Depreciation and amortization	35.9	32.1	(3.8)		70.7	60.8	(9.9)
Other income, net	(5.8)	(3.8)	2.0		(10.8)	(5.1)	5.7
Operating income	226.5	222.1	4.4	2.0	433.9	437.0	(3.1)	(0.7)
Non-operating income (expense) items:
Floorplan interest expense	(19.3)	(14.2)	(5.1)		(38.2)	(27.4)	(10.8)
Other interest expense	(28.7)	(21.6)	(7.1)		(57.0)	(43.0)	(14.0)
Interest income	0.4	—	0.4		0.5	0.1	0.4
Other income, net	4.2	0.5	3.7		0.8	1.6	(0.8)
Income from continuing operations before income taxes	$183.1	$186.8	$(3.7)	(2.0)	$340.0	$368.3	$(28.3)	(7.7)
Retail vehicle unit sales:
New vehicle	85,654	85,245	409	0.5	164,678	163,805	873	0.5
Used vehicle	56,637	57,370	(733)	(1.3)	114,740	115,994	(1,254)	(1.1)
	142,291	142,615	(324)	(0.2)	279,418	279,799	(381)	(0.1)
Revenue per vehicle retailed:
New vehicle	$35,864	$34,815	$1,049	3.0	$35,658	$35,026	$632	1.8
Used vehicle	$19,821	$19,332	$489	2.5	$19,544	$18,994	$550	2.9
Gross profit per vehicle retailed:
New vehicle	$1,901	$1,949	$(48)	(2.5)	$1,895	$2,000	$(105)	(5.3)
Used vehicle	$1,531	$1,593	$(62)	(3.9)	$1,572	$1,672	$(100)	(6.0)
Finance and insurance	$1,584	$1,526	$58	3.8	$1,605	$1,520	$85	5.6
Total variable operations(2)	$3,338	$3,332	$6	0.2	$3,367	$3,384	$(17)	(0.5)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016 (%)	2015 (%)	2016 (%)	2015 (%)
Revenue mix percentages:
New vehicle	56.5	56.8	55.6	56.4
Used vehicle	23.1	23.3	23.7	23.7
Parts and service	15.3	14.9	15.7	15.0
Finance and insurance, net	4.1	4.2	4.2	4.2
Other	1.0	0.8	0.8	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	19.3	20.3	18.7	20.2
Used vehicle	10.0	11.1	10.5	12.0
Parts and service	43.0	41.2	43.0	40.6
Finance and insurance	26.8	26.6	26.9	26.3
Other	0.9	0.8	0.9	0.9
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.3	5.6	5.3	5.7
Used vehicle - retail	7.7	8.2	8.0	8.8
Parts and service	43.3	43.4	43.3	43.2
Total	15.5	15.7	15.8	15.9
Selling, general, and administrative expenses	10.8	10.9	11.1	11.1
Operating income	4.2	4.3	4.1	4.3
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.5	69.4	70.4	69.6
Operating income	26.9	27.1	26.0	27.0

	June 30,
	2016	2015
Days supply:
New vehicle (industry standard of selling days)	73 days	63 days
Used vehicle (trailing calendar month days)	44 days	36 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Therefore, the amounts presented in the 2015 columns may differ from the same store amounts presented for 2015 in the prior year.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,857.7	$2,906.6	$(48.9)	(1.7)	$5,458.1	$5,615.0	$(156.9)	(2.8)
Retail used vehicle	1,042.3	1,080.1	(37.8)	(3.5)	2,073.3	2,145.5	(72.2)	(3.4)
Wholesale	126.5	105.3	21.2	20.1	243.0	202.0	41.0	20.3
Used vehicle	1,168.8	1,185.4	(16.6)	(1.4)	2,316.3	2,347.5	(31.2)	(1.3)
Finance and insurance, net	211.0	213.1	(2.1)	(1.0)	420.4	416.2	4.2	1.0
Total variable operations(1)	4,237.5	4,305.1	(67.6)	(1.6)	8,194.8	8,378.7	(183.9)	(2.2)
Parts and service	773.3	756.8	16.5	2.2	1,530.6	1,479.9	50.7	3.4
Other	50.0	44.5	5.5		84.0	74.9	9.1
Total revenue	$5,060.8	$5,106.4	$(45.6)	(0.9)	$9,809.4	$9,933.5	$(124.1)	(1.2)
Gross profit:
New vehicle	$152.7	$163.5	$(10.8)	(6.6)	$292.3	$322.2	$(29.9)	(9.3)
Retail used vehicle	80.9	94.4	(13.5)	(14.3)	168.1	190.4	(22.3)	(11.7)
Wholesale	(2.3)	(5.2)	2.9		(4.8)	—	(4.8)
Used vehicle	78.6	89.2	(10.6)	(11.9)	163.3	190.4	(27.1)	(14.2)
Finance and insurance	211.0	213.1	(2.1)	(1.0)	420.4	416.2	4.2	1.0
Total variable operations(1)	442.3	465.8	(23.5)	(5.0)	876.0	928.8	(52.8)	(5.7)
Parts and service	337.0	327.9	9.1	2.8	665.2	639.1	26.1	4.1
Other	7.5	6.7	0.8		14.5	13.9	0.6
Total gross profit	$786.8	$800.4	$(13.6)	(1.7)	$1,555.7	$1,581.8	$(26.1)	(1.7)
Retail vehicle unit sales:
New vehicle	79,420	83,178	(3,758)	(4.5)	152,617	159,659	(7,042)	(4.4)
Used vehicle	52,275	55,599	(3,324)	(6.0)	105,463	112,377	(6,914)	(6.2)
	131,695	138,777	(7,082)	(5.1)	258,080	272,036	(13,956)	(5.1)
Revenue per vehicle retailed:
New vehicle	$35,982	$34,944	$1,038	3.0	$35,763	$35,169	$594	1.7
Used vehicle	$19,939	$19,427	$512	2.6	$19,659	$19,092	$567	3.0
Gross profit per vehicle retailed:
New vehicle	$1,923	$1,966	$(43)	(2.2)	$1,915	$2,018	$(103)	(5.1)
Used vehicle	$1,548	$1,698	$(150)	(8.8)	$1,594	$1,694	$(100)	(5.9)
Finance and insurance	$1,602	$1,536	$66	4.3	$1,629	$1,530	$99	6.5
Total variable operations(2)	$3,376	$3,394	$(18)	(0.5)	$3,413	$3,414	$(1)	—

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016 (%)	2015 (%)	2016 (%)	2015 (%)
Revenue mix percentages:
New vehicle	56.5	56.9	55.6	56.5
Used vehicle	23.1	23.2	23.6	23.6
Parts and service	15.3	14.8	15.6	14.9
Finance and insurance, net	4.2	4.2	4.3	4.2
Other	0.9	0.9	0.9	0.8
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	19.4	20.4	18.8	20.4
Used vehicle	10.0	11.1	10.5	12.0
Parts and service	42.8	41.0	42.8	40.4
Finance and insurance	26.8	26.6	27.0	26.3
Other	1.0	0.9	0.9	0.9
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.3	5.6	5.4	5.7
Used vehicle - retail	7.8	8.7	8.1	8.9
Parts and service	43.6	43.3	43.5	43.2
Total	15.5	15.7	15.9	15.9

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,071.9	$2,967.8	$104.1	3.5	$5,872.1	$5,737.4	$134.7	2.3
Gross profit	$162.8	$166.1	$(3.3)	(2.0)	$312.0	$327.6	$(15.6)	(4.8)
Retail vehicle unit sales	85,654	85,245	409	0.5	164,678	163,805	873	0.5
Revenue per vehicle retailed	$35,864	$34,815	$1,049	3.0	$35,658	$35,026	$632	1.8
Gross profit per vehicle retailed	$1,901	$1,949	$(48)	(2.5)	$1,895	$2,000	$(105)	(5.3)
Gross profit as a percentage of revenue	5.3%	5.6%			5.3%	5.7%
Days supply (industry standard of selling days)	73 days	63 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,857.7	$2,906.6	$(48.9)	(1.7)	$5,458.1	$5,615.0	$(156.9)	(2.8)
Gross profit	$152.7	$163.5	$(10.8)	(6.6)	$292.3	$322.2	$(29.9)	(9.3)
Retail vehicle unit sales	79,420	83,178	(3,758)	(4.5)	152,617	159,659	(7,042)	(4.4)
Revenue per vehicle retailed	$35,982	$34,944	$1,038	3.0	$35,763	$35,169	$594	1.7
Gross profit per vehicle retailed	$1,923	$1,966	$(43)	(2.2)	$1,915	$2,018	$(103)	(5.1)
Gross profit as a percentage of revenue	5.3%	5.6%			5.4%	5.7%

The following discussion of new vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $214.2 million and $61.2 million in new vehicle revenue and $10.1 million and $2.6 million in new vehicle gross profit for the three months ended June 30, 2016 and 2015, respectively, and $414.0 million and $122.4 million in new vehicle revenue and $19.7 million and $5.4 million in new vehicle gross profit for the six months ended June 30, 2016 and 2015, respectively, is related to acquisition and divestiture activity.

Second Quarter 2016 compared to Second Quarter 2015
Same store new vehicle revenue decreased during the three months ended June 30, 2016, as compared to the same period in 2015, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to a competitive automotive retail environment, including a decrease in consumer confidence.
Same store revenue PVR during the three months ended June 30, 2016, benefited from an increase in the average selling prices for vehicles in all three segments. In addition, same store revenue PVR also benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended June 30, 2016, particularly at our Domestic stores, due to increased inventory levels, challenging manufacturer volume-based incentive programs, and a competitive automotive retail environment.
First Six Months 2016 compared to First Six Months 2015
Same store new vehicle revenue decreased during the six months ended June 30, 2016, as compared to the same period in 2015, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to a competitive automotive retail environment, including a decrease in consumer confidence.
Same store revenue PVR during the six months ended June 30, 2016, benefited from an increase in the average selling prices for vehicles in all three segments, as well as lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.

Same store gross profit PVR decreased during the six months ended June 30, 2016, particularly at our Domestic and Premium Luxury stores, due to increased inventory levels, challenging manufacturer volume-based incentive programs, and a competitive automotive retail environment.

Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Floorplan assistance	$31.2	$29.4	$1.8	$60.5	$56.1	$4.4
New vehicle floorplan interest expense	(18.0)	(13.4)	(4.6)	(35.9)	(25.8)	(10.1)
Net new vehicle inventory carrying benefit	$13.2	$16.0	$(2.8)	$24.6	$30.3	$(5.7)
Second Quarter 2016 compared to Second Quarter 2015
The net new vehicle inventory carrying benefit decreased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased due to higher average vehicle floorplan payable balances and higher interest rates during the quarter. Floorplan assistance increased primarily due to an increase in the floorplan assistance rate per unit and the acquisitions we completed subsequent to the second quarter of 2015.
First Six Months 2016 compared to First Six Months 2015
The net new vehicle inventory carrying benefit decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased due to higher average vehicle floorplan payable balances and higher interest rates during the year. Floorplan assistance increased primarily due to an increase in the floorplan assistance rate per unit and the acquisitions we completed subsequent to the second quarter of 2015.
New Vehicle Inventories
Our new vehicle inventories were $2.9 billion or 73 days supply at June 30, 2016, as compared to new vehicle inventories of $2.9 billion or 68 days supply at December 31, 2015 and $2.6 billion or 63 days supply at June 30, 2015. We had 78,716 units in new vehicle inventory at June 30, 2016, 80,442 units at December 31, 2015, and 71,333 units at June 30, 2015. The increase in new vehicle inventory days supply at June 30, 2016, as compared to December 31, 2015, is primarily due to increases in Premium Luxury days supply. We are taking steps to align our inventory in response to the current market conditions.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,122.6	$1,109.1	$13.5	1.2	$2,242.5	$2,203.2	$39.3	1.8
Wholesale revenue	136.8	107.2	29.6	27.6	258.5	206.3	52.2	25.3
Total revenue	$1,259.4	$1,216.3	$43.1	3.5	$2,501.0	$2,409.5	$91.5	3.8
Retail gross profit	$86.7	$91.4	$(4.7)	(5.1)	$180.4	$193.9	$(13.5)	(7.0)
Wholesale gross profit (loss)	(2.7)	(0.3)	(2.4)		(5.4)	0.9	(6.3)
Total gross profit	$84.0	$91.1	$(7.1)	(7.8)	$175.0	$194.8	$(19.8)	(10.2)
Retail vehicle unit sales	56,637	57,370	(733)	(1.3)	114,740	115,994	(1,254)	(1.1)
Revenue per vehicle retailed	$19,821	$19,332	$489	2.5	$19,544	$18,994	$550	2.9
Gross profit per vehicle retailed	$1,531	$1,593	$(62)	(3.9)	$1,572	$1,672	$(100)	(6.0)
Gross profit as a percentage of revenue	7.7%	8.2%			8.0%	8.8%
Days supply (trailing calendar month days)	44 days	36 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,042.3	$1,080.1	$(37.8)	(3.5)	$2,073.3	$2,145.5	$(72.2)	(3.4)
Wholesale revenue	126.5	105.3	21.2	20.1	243.0	202.0	41.0	20.3
Total revenue	$1,168.8	$1,185.4	$(16.6)	(1.4)	$2,316.3	$2,347.5	$(31.2)	(1.3)
Retail gross profit	$80.9	$94.4	$(13.5)	(14.3)	$168.1	$190.4	$(22.3)	(11.7)
Wholesale gross profit (loss)	(2.3)	(5.2)	2.9		(4.8)	—	(4.8)
Total gross profit	$78.6	$89.2	$(10.6)	(11.9)	$163.3	$190.4	$(27.1)	(14.2)
Retail vehicle unit sales	52,275	55,599	(3,324)	(6.0)	105,463	112,377	(6,914)	(6.2)
Revenue per vehicle retailed	$19,939	$19,427	$512	2.6	$19,659	$19,092	$567	3.0
Gross profit per vehicle retailed	$1,548	$1,698	$(150)	(8.8)	$1,594	$1,694	$(100)	(5.9)
Gross profit as a percentage of revenue	7.8%	8.7%			8.1%	8.9%
The following discussion of used vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $80.3 million and $29.0 million in retail used vehicle revenue and $5.8 million and $(3.0) million in retail used vehicle gross profit for the three months ended June 30, 2016 and 2015, respectively, and $169.2 million and $57.7 million in retail used vehicle revenue and $12.3 million and $3.5 million in retail used vehicle gross profit for the six months ended June 30, 2016 and 2015, respectively, is related to acquisition and divestiture activity.
Second Quarter 2016 compared to Second Quarter 2015
Same store retail used vehicle revenue decreased during the three months ended June 30, 2016, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was driven by a competitive automotive retail environment, as well as a decrease in trade-in volume associated with the decrease in new vehicle sales, partially offset by an increase in sales of certified pre-owned vehicles. Same store unit volume was also adversely impacted by manufacturer safety recalls and the application of our open safety recall policy which led to a decline in the number of used units available for sale.
Same store revenue PVR during the three months ended June 30, 2016, benefited from an increase in the average selling price of used vehicles for all three segments, and a shift in mix toward Premium Luxury vehicles and the increase in sales of certified pre-owned vehicles, both of which have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily as a result of gross profit PVR compression for new vehicles during the same period combined with the application of our recall policy. In addition, we experienced compressed gross profit PVRs for certified pre-owned vehicles, particularly in our Domestic segment.

First Six Months 2016 compared to First Six Months 2015
Same store retail used vehicle revenue decreased during the six months ended June 30, 2016, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was driven by a competitive automotive retail environment, as well as a decrease in trade-in volume associated with the decrease in new vehicle sales, partially offset by an increase in sales of certified pre-owned vehicles. Same store unit volume was also adversely impacted by manufacturer safety recalls and the application of our open safety recall policy which led to a decline in the number of used units available for sale.
Same store revenue PVR during the six months ended June 30, 2016, benefited primarily from an increase in the average selling price of used vehicles for all three segments and the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit PVR decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily as a result of gross profit PVR compression for new vehicles during the same period combined with the application of our recall policy. In addition, we experienced compressed gross profit PVRs for certified pre-owned vehicles, particularly in our Domestic segment.

Used Vehicle Inventories
Used vehicle inventories were $587.2 million or 44 days supply at June 30, 2016, compared to $539.7 million or 43 days supply at December 31, 2015, and $494.7 million or 36 days supply at June 30, 2015. We had 36,818 units in used vehicle inventory at June 30, 2016, 36,299 units at December 31, 2015, and 30,989 units at June 30, 2015. As of June 30, 2016, approximately 19% of our units in used vehicle inventory were subject to our recall policy (primarily due to the Takata airbag inflator recall discussed above) compared to 17% as of December 31, 2015. We have begun to receive financial support from certain manufacturers for vehicles that are on retail sales-hold related to the Takata airbag inflator recall, which serves to reduce or eliminate our costs associated with those vehicles.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$834.7	$777.8	$56.9	7.3	$1,655.1	$1,521.2	$133.9	8.8
Gross Profit	$361.6	$337.2	$24.4	7.2	$716.3	$657.2	$59.1	9.0
Gross profit as a percentage of revenue	43.3%	43.4%			43.3%	43.2%
Same Store:
Revenue	$773.3	$756.8	$16.5	2.2	$1,530.6	$1,479.9	$50.7	3.4
Gross Profit	$337.0	$327.9	$9.1	2.8	$665.2	$639.1	$26.1	4.1
Gross profit as a percentage of revenue	43.6%	43.3%			43.5%	43.2%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses. The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $61.4 million and $21.0 million in parts and service revenue and $24.6 million and $9.3 million in parts and service gross profit for the three months ended June 30, 2016 and 2015, respectively, and $124.5 million and $41.3 million in parts and service revenue and $51.1 million and $18.1 million in parts and service gross profit for the six months ended June 30, 2016 and 2015, respectively, is related to acquisition and divestiture activity.
Second Quarter 2016 compared to Second Quarter 2015
During the three months ended June 30, 2016, same store parts and service gross profit increased as compared to the same period in 2015, primarily due to increases in gross profit associated with customer-pay service of $8.3 million and warranty of $5.9 million, partially offset by a decrease in gross profit of $3.5 million associated with the preparation of vehicles for sale.
Customer-pay service gross profit benefited from improved operational execution and margin performance, as well as increased volume due to the increase in units in operation in our primary service base. Warranty gross profit benefited from an increase in volume, driven by the increase in units in operation in our primary service base. Gross profit associated with the preparation of vehicles for sale was adversely impacted by a decrease in new and used vehicle unit volume.
First Six Months 2016 compared to First Six Months 2015
During the six months ended June 30, 2016, same store parts and service gross profit increased as compared to the same period in 2015, primarily due to increases in gross profit associated with customer-pay service of $17.3 million, warranty of $10.9 million, and wholesale parts sales of $3.8 million.
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

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$225.4	$217.7	$7.7	3.5	$448.5	$425.3	$23.2	5.5
Gross profit per vehicle retailed	$1,584	$1,526	$58	3.8	$1,605	$1,520	$85	5.6
Same Store:
Revenue and gross profit	$211.0	$213.1	$(2.1)	(1.0)	$420.4	$416.2	$4.2	1.0
Gross profit per vehicle retailed	$1,602	$1,536	$66	4.3	$1,629	$1,530	$99	6.5

The following discussion of finance and insurance is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $14.4 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $28.1 million and $9.1 million for the six months ended June 30, 2016 and 2015, respectively, is related to acquisition and divestiture activity.

Second Quarter 2016 compared to Second Quarter 2015
Same store finance and insurance revenue and gross profit decreased during the three months ended June 30, 2016, as compared to the same period in 2015, due to a decrease in new and used vehicle unit volume, partially offset by an increase in same store finance and insurance revenue and gross profit PVR.
Same store finance and insurance revenue and gross profit PVR increased primarily due to an increase in profit on vehicle service contracts as a result of the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, which was rolled out during the second half of 2015. Same store finance and insurance revenue and gross profit PVR also benefited from an increase in amounts financed per transaction and an increase in product penetration.
First Six Months 2016 compared to First Six Months 2015
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2016, as compared to the same period in 2015, due to an increase in same store finance and insurance revenue and gross profit PVR, partially offset by a decrease in new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit PVR increased primarily due to an increase in profit on vehicle service contracts as a result of the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, which was rolled out during the second half of 2015. Same store finance and insurance revenue and gross profit PVR also benefited from an increase in amounts financed per transaction and an increase in product penetration.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,995.1	$1,764.2	$230.9	13.1	$3,843.3	$3,429.9	$413.4	12.1
Import	1,748.1	1,795.0	(46.9)	(2.6)	3,423.1	3,473.7	(50.6)	(1.5)
Premium Luxury	1,644.7	1,633.0	11.7	0.7	3,185.0	3,196.2	(11.2)	(0.4)
Total	5,387.9	5,192.2	195.7	3.8	10,451.4	10,099.8	351.6	3.5
Corporate and other	53.5	32.1	21.4	66.7	109.6	68.7	40.9	59.5
Total consolidated revenue	$5,441.4	$5,224.3	$217.1	4.2	$10,561.0	$10,168.5	$392.5	3.9
Segment income(1):
Domestic	$85.6	$84.9	$0.7	0.8	$163.0	$164.2	$(1.2)	(0.7)
Import	74.6	80.1	(5.5)	(6.9)	150.7	155.1	(4.4)	(2.8)
Premium Luxury	92.9	94.4	(1.5)	(1.6)	175.9	188.5	(12.6)	(6.7)
Total	253.1	259.4	(6.3)	(2.4)	489.6	507.8	(18.2)	(3.6)
Corporate and other	(45.9)	(51.5)	5.6		(93.9)	(98.2)	4.3
Floorplan interest expense	19.3	14.2	(5.1)		38.2	27.4	(10.8)
Operating income	$226.5	$222.1	$4.4	2.0	$433.9	$437.0	$(3.1)	(0.7)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	30,654	27,871	2,783	10.0	58,407	53,621	4,786	8.9
Import	38,346	40,279	(1,933)	(4.8)	74,127	77,193	(3,066)	(4.0)
Premium Luxury	16,654	17,095	(441)	(2.6)	32,144	32,991	(847)	(2.6)
	85,654	85,245	409	0.5	164,678	163,805	873	0.5

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,995.1	$1,764.2	$230.9	13.1	$3,843.3	$3,429.9	$413.4	12.1
Segment income	$85.6	$84.9	$0.7	0.8	$163.0	$164.2	$(1.2)	(0.7)
Retail new vehicle unit sales	30,654	27,871	2,783	10.0	58,407	53,621	4,786	8.9
Second Quarter 2016 compared to Second Quarter 2015
Domestic revenue increased during the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. New and used vehicle unit volume benefited from the acquisitions we completed subsequent to the second quarter of 2015. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Domestic segment income increased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR and higher vehicle unit volume. Domestic segment income also benefited from the acquisitions we completed subsequent to the second quarter of 2015. These increases were partially offset by an increase in variable expenses.
First Six Months 2016 compared to First Six Months 2015
Domestic revenue increased during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. New and used vehicle unit volume benefited from the acquisitions we completed subsequent to the second quarter of 2015. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Domestic segment income decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in variable expenses, decreases in both new and used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy, and an increase in floorplan interest expense and depreciation and amortization expense. These decreases were partially offset by an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit PVR. Domestic segment income also benefited from the acquisitions we completed subsequent to the second quarter of 2015.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,748.1	$1,795.0	$(46.9)	(2.6)	$3,423.1	$3,473.7	$(50.6)	(1.5)
Segment income	$74.6	$80.1	$(5.5)	(6.9)	$150.7	$155.1	$(4.4)	(2.8)
Retail new vehicle unit sales	38,346	40,279	(1,933)	(4.8)	74,127	77,193	(3,066)	(4.0)
Second Quarter 2016 compared to Second Quarter 2015
Import revenue decreased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to decreases in new and used vehicle unit volume due to the competitive automotive retail environment and the application of our open safety recall policy. Import revenue benefited from the acquisitions we completed subsequent to the second quarter of 2015.
Import segment income decreased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to a decrease in new and used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy and a decrease in finance and insurance revenue and gross profit due to decreased vehicle unit volume. These decreases were partially offset by a decrease in variable expenses.
First Six Months 2016 compared to First Six Months 2015
Import revenue decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to decreases in new and used vehicle unit volume due to the competitive automotive retail environment and the application of our open safety recall policy, partially offset by an increase in parts and service revenue. Import revenue benefited from the acquisitions we completed subsequent to the second quarter of 2015.
Import segment income decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to a decrease in new and used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy, partially offset by an increase in parts and service gross profit and a decrease in variable expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,644.7	$1,633.0	$11.7	0.7	$3,185.0	$3,196.2	$(11.2)	(0.4)
Segment income	$92.9	$94.4	$(1.5)	(1.6)	$175.9	$188.5	$(12.6)	(6.7)
Retail new vehicle unit sales	16,654	17,095	(441)	(2.6)	32,144	32,991	(847)	(2.6)
Second Quarter 2016 compared to Second Quarter 2015
Premium Luxury revenue increased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in used vehicle unit volume and used vehicle revenue PVR as a result of an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices, and to the acquisitions we completed subsequent to the second quarter of 2015. These increases were partially offset by a decrease in new vehicle unit volume due to the competitive automotive retail environment.
Premium Luxury segment income decreased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in variable expenses, floorplan interest expense, and depreciation and amortization expense.
First Six Months 2016 compared to First Six Months 2015
Premium Luxury revenue decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to decreases in new vehicle unit volume due to the competitive automotive retail environment, partially offset by an increase in used vehicle revenue PVR due to an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices, and to the acquisitions we completed subsequent to the second quarter of 2015.
Premium Luxury segment income decreased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to a decrease in new and used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy, as well as an increase in variable expenses. These decreases were partially offset by an increase in parts and service gross profit and finance and insurance revenue and gross profit.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$365.4	$365.4	$—	—	$738.5	$734.7	$(3.8)	(0.5)
Advertising	52.0	49.2	(2.8)	(5.7)	94.7	91.2	(3.5)	(3.8)
Store and corporate overhead	167.8	154.1	(13.7)	(8.9)	340.7	300.4	(40.3)	(13.4)
Total	$585.2	$568.7	$(16.5)	(2.9)	$1,173.9	$1,126.3	$(47.6)	(4.2)

SG&A as a % of total gross profit:
Compensation	43.4	44.6	120	bps	44.3	45.4	110	bps
Advertising	6.2	6.0	(20)	bps	5.7	5.6	(10)	bps
Store and corporate overhead	19.9	18.8	(110)	bps	20.4	18.6	(180)	bps
Total	69.5	69.4	(10)	bps	70.4	69.6	(80)	bps
Second Quarter 2016 compared to Second Quarter 2015
SG&A expenses increased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in store and corporate overhead expenses, which was largely a result of the acquisitions we completed subsequent to the second quarter of 2015. As a percentage of total gross profit, SG&A expenses were relatively flat during the three months ended June 30, 2016, as compared to the same period in 2015.
First Six Months 2016 compared to First Six Months 2015
SG&A expenses increased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in store and corporate overhead expenses, which was largely a result of the acquisitions we completed subsequent to the second quarter of 2015 and were also negatively impacted by losses of approximately $6 million related to several severe hail storms that occurred during the first quarter of 2016. SG&A expenses were also negatively impacted by a shift of approximately $5 million in stock-based compensation expense into the first quarter of 2016, due to a change from quarterly to annual employee stock option grants. As a percentage of total gross profit, SG&A expenses increased to 70.4% during the six months ended June 30, 2016, from 69.6% in the same period in 2015, primarily due to an increase in store and corporate overhead expenses as a percentage of total gross profit.
Other Income, Net (included in Operating Income)
During the second quarter of 2016, we recognized net gains related to business divestitures of $11.5 million, partially offset by non-cash property impairments of $6.7 million. During the first quarter of 2016, we recognized gains related to business divestitures of $6.2 million, partially offset by non-cash property impairments of $0.9 million.
During the second quarter of 2015, we recognized gains related to property dispositions of $5.8 million, partially offset by a property impairment of $1.7 million.
Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2016 compared to Second Quarter 2015
Floorplan interest expense was $19.3 million for the three months ended June 30, 2016, compared to $14.2 million for the same period in 2015. The increase in floorplan interest expense of $5.1 million is the result of higher average vehicle floorplan balances and higher interest rates during the year.

First Six Months 2016 compared to First Six Months 2015
Floorplan interest expense was $38.2 million for the six months ended June 30, 2016, compared to $27.4 million for the same period in 2015. The increase in floorplan interest expense of $10.8 million is the result of higher average vehicle floorplan balances and higher interest rates during the year.
Other Interest Expense
Second Quarter 2016 compared to Second Quarter 2015
Other interest expense was $28.7 million for the three months ended June 30, 2016, compared to $21.6 million for the same period in 2015. The increase in interest expense of $7.1 million was driven by higher average debt balances resulting primarily from share repurchases and acquisitions.
First Six Months 2016 compared to First Six Months 2015
Other interest expense was $57.0 million for the six months ended June 30, 2016, compared to $43.0 million for the same period in 2015. The increase in interest expense of $14.0 million was driven by higher average debt balances resulting primarily from share repurchases and acquisitions.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
Our effective income tax rate was 38.8% for the three months ended June 30, 2016, and 38.3% for the three months ended June 30, 2015.
Our effective income tax rate was 38.7% for the six months ended June 30, 2016, and 38.4% for the six months ended June 30, 2015.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2016		December 31, 2015
Cash and cash equivalents	$54.7		$74.1
Revolving credit facility (1)	$1,125.9	(2)	$1,463.1
Secured used vehicle floorplan facilities (3)	$0.2		$127.1

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At June 30, 2016, we had $44.1 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $958.1 million of commercial paper notes outstanding at June 30, 2016, which in effect reduced the available liquidity under our revolving credit facility to $797.8 million at June 30, 2016. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At June 30, 2016, surety bonds, letters of credit, and cash deposits totaled $99.9 million, including $44.1 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2016	2015	2016	2015
Shares repurchased	1.0	0.8	8.9	0.9
Aggregate purchase price	$50.0	$50.0	$420.6	$59.1
Average purchase price per share	$48.51	$62.78	$47.35	$62.41
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
As of June 30, 2016, $125.0 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Purchases of property and equipment, including operating lease buy-outs (1)	$61.7	$71.2	$112.4	$134.1

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Cash received from (used in) business acquisitions, net	$(6.3)	$(45.4)	$(262.9)	$(73.1)
Cash received from (used in) business divestitures, net	$43.9	$—	$50.0	$15.7
During the six months ended June 30, 2016, we purchased twelve stores located in Texas, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, and Sprinter franchises. We purchased five stores during the six months ended June 30, 2015.
During the six months ended June 30, 2016, we divested one Domestic store and six Import stores. During the six months ended June 30, 2015, we divested two Import stores.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of June 30, 2016, and December 31, 2015.

(In millions)	June 30, 2016	December 31, 2015
6.75% Senior Notes due 2018	$398.0	$397.5
5.5% Senior Notes due 2020	346.9	346.5
3.35% Senior Notes due 2021	297.8	297.6
4.5% Senior Notes due 2025	444.9	444.7
Revolving credit facility due 2019	—	—
Mortgage facility (1)	170.6	175.7
Capital leases and other debt	91.8	95.0
	1,750.0	1,757.0
Less: current maturities	(12.0)	(11.7)
Long-term debt, net of current maturities	$1,738.0	$1,745.3

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
At June 30, 2016, we had $958.1 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.29% and a weighted-average remaining term of 23 days.
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our long-term debt and commercial paper.
Restrictions and Covenants
As of June 30, 2016, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2016, our leverage ratio and capitalization ratio were as follows:

	June 30, 2016
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.65x
Capitalization ratio	≤ 70.0%	63.8%
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on restrictions and covenants.
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	June 30, 2016	December 31, 2015
Vehicle floorplan payable - trade	$2,340.8	$2,565.8
Vehicle floorplan payable - non-trade	1,462.0	1,161.3
Vehicle floorplan payable	$3,802.8	$3,727.1
See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2016	2015
Net cash provided by operating activities	$228.2	$242.3
Net cash used in investing activities	$(325.9)	$(190.0)
Net cash provided by (used in) financing activities	$78.3	$(62.4)
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
Net cash provided by operating activities decreased during the six months ended June 30, 2016, as compared to the same period in 2015, and was impacted primarily by an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to an increase in cash used in business acquisitions, net of cash acquired, partially offset by an increase in cash received from business divestitures, net of cash relinquished, and a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the six months ended June 30, 2016, we repurchased 8.9 million shares of common stock for an aggregate purchase price of $420.6 million (average purchase price per share of $47.35). In addition, during the six months ended June 30, 2016, 32,885 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the six months ended June 30, 2015, we repurchased 0.9 million shares of common stock for an aggregate purchase price of $59.1 million (average purchase price per share of $62.41). In addition, during the six months ended June 30, 2015, 35,927 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $358.6 million during the six months ended June 30, 2016 and net proceeds of $298.5 million during the six months ended June 30, 2015.
During the six months ended June 30, 2016, we borrowed $760.0 million and repaid $760.0 million under our revolving credit facility. During the six months ended June 30, 2015, we borrowed $1.1 billion and repaid $1.4 billion under our revolving credit facility, for net repayments of $310.0 million.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net proceeds of $144.8 million for the six months ended June 30, 2016, and net payments of $10.2 million for the six months ended June 30, 2015.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding open safety recalls, pending acquisitions, strategic initiatives, expected future investments in our business, and our expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
We had $3.8 billion of variable rate vehicle floorplan payable at June 30, 2016, and $3.7 billion at December 31, 2015. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $38.0 million at June 30, 2016, and $37.3 million at December 31, 2015. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $958.1 million of commercial paper notes outstanding at June 30, 2016, and $599.5 million at December 31, 2015. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $9.6 million at June 30, 2016 and $6.0 million at December 31, 2015.
Our fixed rate long-term debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.8 billion and had a fair value of $1.9 billion as of June 30, 2016, and totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2016 - April 30, 2016	—	$—	—	$175.0
May 1, 2016 - May 31, 2016	517,000	$48.18	517,000	$150.1
June 1, 2016 - June 30, 2016	537,845	$48.88	513,720	$125.0
Total	1,054,845		1,030,720

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2016, $125.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the second quarter of 2016, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 24,125 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

AUTONATION, INC.

Date:	July 29, 2016	By:	/s/ Christopher Cade
Christopher Cade Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)