Form 10-Q
period 2016-09-30
AUTONATION, INC.
filed 2016-10-28
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of October 26, 2016, the registrant had 101,044,098 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62.2	$74.1
Receivables, net	788.3	908.2
Inventory	3,448.0	3,612.0
Other current assets	123.4	115.4
Total Current Assets	4,421.9	4,709.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.1 billion and $1.0 billion, respectively	2,807.6	2,667.4
GOODWILL	1,492.4	1,394.5
OTHER INTANGIBLE ASSETS, NET	581.0	439.9
OTHER ASSETS	384.1	336.7
Total Assets	$9,687.0	$9,548.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,096.6	$2,565.8
Vehicle floorplan payable - non-trade	1,442.9	1,161.3
Accounts payable	304.0	299.9
Commercial paper	975.0	599.5
Current maturities of long-term debt	13.3	11.7
Other current liabilities	566.1	529.2
Total Current Liabilities	5,397.9	5,167.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,769.5	1,745.3
DEFERRED INCOME TAXES	89.3	78.6
OTHER LIABILITIES	209.5	207.6
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 120,562,149 shares issued at September 30, 2016, and December 31, 2015, including shares held in treasury	1.2	1.2
Additional paid-in capital	18.0	5.2
Retained earnings	3,018.0	2,702.8
Treasury stock, at cost; 19,323,697 and 9,758,091 shares held, respectively	(816.4)	(359.9)
Total Shareholders’ Equity	2,220.8	2,349.3
Total Liabilities and Shareholders’ Equity	$9,687.0	$9,548.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
New vehicle	$3,195.9	$3,113.6	$9,068.0	$8,851.0
Used vehicle	1,276.8	1,205.4	3,777.8	3,614.9
Parts and service	843.8	783.3	2,498.9	2,304.5
Finance and insurance, net	229.6	227.1	678.1	652.4
Other	21.4	24.3	105.7	99.4
TOTAL REVENUE	5,567.5	5,353.7	16,128.5	15,522.2
Cost of sales:
New vehicle	3,037.7	2,942.8	8,597.8	8,352.6
Used vehicle	1,199.6	1,122.2	3,525.6	3,336.9
Parts and service	480.0	441.1	1,418.8	1,305.1
Other	13.8	17.3	82.2	78.3
TOTAL COST OF SALES (excluding depreciation shown below)	4,731.1	4,523.4	13,624.4	13,072.9
Gross Profit:
New vehicle	158.2	170.8	470.2	498.4
Used vehicle	77.2	83.2	252.2	278.0
Parts and service	363.8	342.2	1,080.1	999.4
Finance and insurance	229.6	227.1	678.1	652.4
Other	7.6	7.0	23.5	21.1
TOTAL GROSS PROFIT	836.4	830.3	2,504.1	2,449.3
Selling, general, and administrative expenses	591.3	568.7	1,765.2	1,695.0
Depreciation and amortization	36.3	32.9	107.0	93.7
Other income, net	(10.2)	(7.0)	(21.0)	(12.1)
OPERATING INCOME	219.0	235.7	652.9	672.7
Non-operating income (expense) items:
Floorplan interest expense	(18.2)	(14.7)	(56.4)	(42.1)
Other interest expense	(28.9)	(21.4)	(85.9)	(64.4)
Interest income	0.3	—	0.8	0.1
Other income (loss), net	2.6	(4.3)	3.4	(2.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	174.8	195.3	514.8	563.6
Income tax provision	67.0	76.3	198.7	217.7
NET INCOME FROM CONTINUING OPERATIONS	107.8	119.0	316.1	345.9
Loss from discontinued operations, net of income taxes	(0.5)	(0.5)	(0.9)	(0.8)
NET INCOME	$107.3	$118.5	$315.2	$345.1
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.06	$1.06	$3.05	$3.05
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income	$1.05	$1.05	$3.04	$3.05
Weighted average common shares outstanding	101.9	112.4	103.8	113.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.05	$1.05	$3.02	$3.02
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income	$1.05	$1.04	$3.02	$3.01
Weighted average common shares outstanding	102.6	113.6	104.5	114.6
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	101.2	111.0	101.2	111.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2015	120,562,149	$1.2	$5.2	$2,702.8	$(359.9)	$2,349.3
Net income	—	—	—	315.2	—	315.2
Repurchases of common stock	—	—	—	—	(472.5)	(472.5)
Stock-based compensation expense	—	—	22.5	—	—	22.5
Shares awarded under stock-based compensation plans, including income tax benefit of $0.7	—	—	(7.5)	—	16.0	8.5
Other	—	—	(2.2)	—	—	(2.2)
BALANCE AT SEPTEMBER 30, 2016	120,562,149	$1.2	$18.0	$3,018.0	$(816.4)	$2,220.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2016	2015
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$315.2	$345.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.9	0.8
Depreciation and amortization	107.0	93.7
Amortization of debt issuance costs and accretion of debt discounts	4.0	3.4
Stock-based compensation expense	22.5	21.2
Deferred income tax provision	2.6	23.1
Net gain related to business/property dispositions	(29.7)	(16.8)
Non-cash impairment charges	14.0	4.5
Excess tax benefit from stock-based awards	(0.7)	(13.7)
Other	(2.4)	3.1
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	137.5	59.4
Inventory	320.4	(270.5)
Other assets	(38.2)	(9.9)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	(418.2)	168.6
Accounts payable	(3.9)	16.8
Other liabilities	48.6	47.3
Net cash provided by continuing operations	479.6	476.1
Net cash used in discontinued operations	(0.8)	(0.8)
Net cash provided by operating activities	478.8	475.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(187.6)	(179.5)
Property operating lease buy-outs	(5.0)	(8.5)
Proceeds from the sale of property and equipment	7.2	21.9
Proceeds from assets held for sale	—	10.1
Cash received from business divestitures, net of cash relinquished	87.5	36.2
Cash used in business acquisitions, net of cash acquired	(362.5)	(123.8)
Net change in restricted cash	3.8	(3.8)
Other	(0.2)	(5.5)
Net cash used in continuing operations	(456.8)	(252.9)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(456.8)	(252.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2016	2015
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(470.6)	(211.3)
Proceeds from 3.35% Senior Notes due 2021	—	300.0
Proceeds from 4.5% Senior Notes due 2025	—	448.5
Proceeds from revolving credit facility	1,050.0	1,310.0
Payments of revolving credit facility	(1,050.0)	(2,420.0)
Net proceeds from commercial paper	375.5	435.0
Payment of debt issuance costs	—	(5.5)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	78.7	(112.9)
Purchase of subsidiary shares	(15.2)	—
Payments of mortgage facility	(7.7)	(7.3)
Payments of capital leases and other debt obligations	(3.1)	(8.2)
Proceeds from the exercise of stock options	7.8	24.1
Excess tax benefit from stock-based awards	0.7	13.7
Net cash used in continuing operations	(33.9)	(233.9)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(33.9)	(233.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(11.9)	(11.5)
CASH AND CASH EQUIVALENTS at beginning of period	74.1	75.4
CASH AND CASH EQUIVALENTS at end of period	$62.2	$63.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2016, we owned and operated 371 new vehicle franchises from 261 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 94% of the new vehicles that we sold during the nine months ended September 30, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US (formerly Chrysler), Nissan, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche).
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
Recent Accounting Pronouncements
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an accounting standard update that allows the presentation of debt issuance costs related to line-of-credit arrangements to continue to be an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The amendments in these accounting standard updates were to be applied retrospectively and effective for interim and annual reporting periods beginning after December 15, 2015. We have reclassified all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction from the carrying amount of the related

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

debt liability for both current and prior periods. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Revenue Recognition
In May 2014, the FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This accounting standard update is effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of reporting periods beginning after December 15, 2016. We plan to adopt this accounting standard update effective January 1, 2018. While we are currently evaluating the method of adoption and the impact of the provisions of this accounting standard update, we expect similar performance obligations to result under this update as compared with deliverables and separate units of accounting currently identified. As a result, we expect the timing of our revenue recognition to generally remain the same.
Accounting for Leases
In February 2016, the FASB issued an accounting standard update that amends the accounting guidance on leases. The primary change in this accounting standard update requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We will adopt this accounting standard update effective January 1, 2019. While we are still evaluating the impact of adopting this update on our consolidated financial statements, we expect that upon adoption the right-of-use assets and lease liabilities recorded could be material to our consolidated balance sheets. However, we do not expect a material impact to our consolidated income statements.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued an accounting standard update that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows. Certain of the amendments in this accounting standard update are to be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, while other amendments can be applied prospectively or retrospectively. The amendments in this accounting standard update are effective for periods beginning after December 15, 2016. We will adopt this accounting standard update effective January 1, 2017, and are currently evaluating the impact of the provisions of this update, however, we do not expect any potential cumulative-effect adjustment to equity to be material.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standard update that provides classification guidance on eight specific cash flow issues, for which guidance previously did not exist or was unclear. The amendments in this accounting standard update are effective for periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. We plan to adopt this accounting standard update effective January 1, 2018. We do not expect the impact of the provisions of this accounting standard update to have a material impact on our consolidated statements of cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2016	December 31, 2015
Trade receivables	$139.8	$133.6
Manufacturer receivables	213.2	221.4
Other	65.3	38.0
	418.3	393.0
Less: allowances for doubtful accounts	(5.3)	(4.5)
	413.0	388.5
Contracts-in-transit and vehicle receivables	364.8	508.0
Income taxes receivable (see Note 6)	10.5	11.7
Receivables, net	$788.3	$908.2

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2016	December 31, 2015
New vehicles	$2,645.2	$2,888.1
Used vehicles	606.3	539.7
Parts, accessories, and other	196.5	184.2
Inventory	$3,448.0	$3,612.0

The components of vehicle floorplan payable are as follows:

	September 30, 2016	December 31, 2015
Vehicle floorplan payable - trade	$2,096.6	$2,565.8
Vehicle floorplan payable - non-trade	1,442.9	1,161.3
Vehicle floorplan payable	$3,539.5	$3,727.1
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% for the nine months ended September 30, 2016, and 1.7% for the nine months ended September 30, 2015. At September 30, 2016, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.6 billion, of which $3.2 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% for the nine months ended September 30, 2016, and 1.7% for the nine months ended September 30, 2015. At September 30, 2016, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $395.0 million, of which $373.1 million had been borrowed. The remaining borrowing capacity of $21.9 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2016	December 31, 2015
Goodwill	$1,492.4	$1,394.5

Franchise rights - indefinite-lived	$572.7	$432.4
Other intangibles	15.6	14.3
	588.3	446.7
Less: accumulated amortization	(7.3)	(6.8)
Other intangible assets, net	$581.0	$439.9
See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

5.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt, net of debt issuance costs, consists of the following:

	September 30, 2016	December 31, 2015
6.75% Senior Notes due 2018	$398.3	$397.5
5.5% Senior Notes due 2020	347.1	346.5
3.35% Senior Notes due 2021	297.9	297.6
4.5% Senior Notes due 2025	445.1	444.7
Revolving credit facility due 2019	—	—
Mortgage facility (1)	168.0	175.7
Capital leases and other debt	126.4	95.0
	1,782.8	1,757.0
Less: current maturities	(13.3)	(11.7)
Long-term debt, net of current maturities	$1,769.5	$1,745.3
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Senior Unsecured Notes and Credit Agreement
At September 30, 2016, we had outstanding $398.6 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2016, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
At September 30, 2016, we had outstanding $300.0 million of 3.35% Senior Notes due 2021, net of debt discount. Interest is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021.
At September 30, 2016, we had outstanding $448.6 million of 4.5% Senior Notes due 2025, net of debt discount. Interest on the 2025 Notes is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2016, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $44.1 million at September 30, 2016, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at September 30, 2016. As of September 30, 2016, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.0 billion.
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
Other Long-Term Debt
At September 30, 2016, we had $168.0 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At September 30, 2016, we had capital lease and other debt obligations of $126.4 million, which are due at various dates through 2036.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
At September 30, 2016, we had $975.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.31% and a weighted-average remaining term of 26 days.
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
Under the terms of our credit agreement, at September 30, 2016, our leverage ratio and capitalization ratio were as follows:

	September 30, 2016
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.75x
Capitalization ratio	≤ 70.0%	62.6%
Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.

6.	INCOME TAXES
Income taxes receivable included in Receivables, net totaled $10.5 million at September 30, 2016, and $11.7 million at December 31, 2015.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2009 to 2015 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares repurchased	1.0	2.5	9.9	3.5
Aggregate purchase price	$50.0	$150.0	$470.6	$209.1
Average purchase price per share	$48.62	$59.83	$47.48	$60.54

In October 2016, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of October 26, 2016, $315.9 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares issued	0.1	0.2	0.3	1.1
Proceeds from the exercise of stock options	$4.6	$5.4	$7.8	$24.1
Average exercise price per share	$35.55	$26.94	$30.93	$22.55

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares issued	—	2,360	138,424	159,442
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	4,788	500	37,673	36,427

8.	EARNINGS PER SHARE
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income from continuing operations	$107.8	$119.0	$316.1	$345.9
Loss from discontinued operations, net of income taxes	(0.5)	(0.5)	(0.9)	(0.8)
Net income	$107.3	$118.5	$315.2	$345.1

Weighted average common shares outstanding used in calculating basic EPS	101.9	112.4	103.8	113.3
Effect of dilutive stock options	0.7	1.2	0.7	1.3
Weighted average common shares outstanding used in calculating diluted EPS	102.6	113.6	104.5	114.6

Basic EPS amounts(1):
Continuing operations	$1.06	$1.06	$3.05	$3.05
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income	$1.05	$1.05	$3.04	$3.05

Diluted EPS amounts(1):
Continuing operations	$1.05	$1.05	$3.02	$3.02
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income	$1.05	$1.04	$3.02	$3.01
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Anti-dilutive options excluded from the computation of diluted earnings per share	3.0	0.9	2.9	0.7

9.	DIVESTITURES
During the third quarter of 2016, we divested one Domestic store and one Import store and recorded a net gain and other related adjustments of $11.8 million. During the second quarter of 2016, we divested one Domestic store and six Import stores and recorded a net gain and other related adjustments of $11.5 million. During the first quarter of 2016, we divested two Import stores and recorded a gain of $6.2 million. During the first quarter of 2015, we divested two Import stores and recorded a gain of $1.4 million.
The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

10.	ACQUISITIONS
During the nine months ended September 30, 2016, we purchased 18 stores located in Texas, New York, Colorado, and California, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, Sprinter, Jaguar, Land Rover, and BMW franchises. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for these business combinations are preliminary and subject to final adjustment. We purchased eight stores during the nine months ended September 30, 2015.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisitions that occurred during the nine months ended September 30, 2016 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire nine month periods ended September 30, 2016 and 2015, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
In October 2016, we purchased a BMW store in the San Diego, California market, and a collision center in the Chicago, Illinois market.

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
As of September 30, 2016 and 2015, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2017 to 2034 are approximately $25 million at September 30, 2016. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2016. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At September 30, 2016, surety bonds, letters of credit, and cash deposits totaled $99.2 million, including $44.1 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At September 30, 2016 and 2015, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Domestic	$2,044.9	$1,869.1	$5,888.2	$5,299.0
Import	1,779.0	1,837.4	5,202.1	5,311.1
Premium Luxury	1,680.6	1,607.0	4,865.6	4,803.2
Total	5,504.5	5,313.5	15,955.9	15,413.3
Corporate and other	63.0	40.2	172.6	108.9
Total consolidated revenue	$5,567.5	$5,353.7	$16,128.5	$15,522.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment income(1):
Domestic	$83.9	$94.6	$246.9	$258.8
Import	79.3	85.5	230.0	240.6
Premium Luxury	80.9	85.4	256.8	273.9
Total	244.1	265.5	733.7	773.3
Corporate and other	(43.3)	(44.5)	(137.2)	(142.7)
Other interest expense	(28.9)	(21.4)	(85.9)	(64.4)
Interest income	0.3	—	0.8	0.1
Other income (loss), net	2.6	(4.3)	3.4	(2.7)
Income from continuing operations before income taxes	$174.8	$195.3	$514.8	$563.6
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 94% of the new vehicles sold during the nine months ended September 30, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US (formerly Chrysler), Nissan, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $213.2 million at September 30, 2016, and $221.4 million at December 31, 2015. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2016, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	September 30, 2016	December 31, 2015
Carrying value	$1,791.6	$1,767.1
Fair value	$1,898.8	$1,858.6

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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2016 and 2015. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2016 and 2015:

	2016		2015
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$5.9	$(1.9)	$15.1	$(2.3)
Long-lived assets held for sale:
Continuing operations	$19.4	$(12.1)	$13.7	$(2.8)
Discontinued operations	12.7	(0.7)	5.3	(0.8)
Total long-lived assets held for sale	$32.1	$(12.8)	$19.0	$(3.6)
Long-Lived Assets Held and Used in Continuing Operations
During the nine months ended September 30, 2016, we recorded non-cash impairment charges related to long-lived assets held and used in continuing operations of $1.9 million, of which $0.1 million was recorded during the three months ended September 30, 2016.
During the nine months ended September 30, 2015, we recorded non-cash impairment charges related to long-lived assets held and used in continuing operations of $2.3 million. We recorded no impairment charges during the three months ended September 30, 2015.
These non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Continuing Operations
During the nine months ended September 30, 2016, we recorded non-cash impairment charges related to long-lived assets held for sale in continuing operations of $12.1 million, of which $6.4 million was recorded during the three months ended September 30, 2016.
During the nine months ended September 30, 2015, we recorded non-cash impairment charges related to long-lived assets held for sale in continuing operations of $2.8 million, of which $2.7 million was recorded during the three months ended September 30, 2015.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

These non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Discontinued Operations
During the nine months ended September 30, 2016, we recorded non-cash impairment charges related to long-lived assets held for sale in discontinued operations of $0.7 million, of which $0.5 million was recorded during the three months ended September 30, 2016.
During the three and nine months ended September 30, 2015, we recorded a non-cash impairment charge of $0.8 million related to long-lived assets held for sale in discontinued operations.
These non-cash impairment charges are included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.
As of September 30, 2016, we had long-lived assets held for sale of $56.1 million in continuing operations and $15.7 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

15.	CASH FLOW INFORMATION
During the nine months ended September 30, 2016, we had non-cash investing and financing activities of $36.3 million related to capital leases and deferred purchase price commitments associated with our 2016 acquisitions. During the nine months ended September 30, 2015, we had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $18.1 million. We also had accrued purchases of property and equipment of $14.5 million at September 30, 2016 and $16.5 million at September 30, 2015.
We made interest payments, including interest on vehicle inventory financing, of $133.0 million during the nine months ended September 30, 2016, and $101.0 million during the nine months ended September 30, 2015. We made income tax payments, net of income tax refunds, of $193.3 million during the nine months ended September 30, 2016, and $218.1 million during the nine months ended September 30, 2015.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2016, we owned and operated 371 new vehicle franchises from 261 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 94% of the new vehicles that we sold during the nine months ended September 30, 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US (formerly Chrysler), Nissan, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche).
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
At September 30, 2016, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US (formerly Chrysler). Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2016, new vehicle sales accounted for approximately 56% of our total revenue and approximately 19% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue and approximately 10% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of our total revenue for the nine months ended September 30, 2016, contributed approximately 70% of our total gross profit for the same period.

Market Conditions
In the third quarter of 2016, U.S. industry new vehicle unit retail sales were down 2% as compared to the third quarter of 2015, despite increases in manufacturer incentives, vehicle leasing, and retail inventory levels. While we anticipate that full-year U.S. industry new vehicle unit sales will be above 17 million in 2016, we expect that the industry selling rate will be relatively flat as compared to 2015. However, actual sales may materially differ. Based on industry data, vehicle leasing is at a historically-high level. To the extent that vehicle manufacturers reduce their support for leasing programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted.
Our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed (“PVR”) basis were adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs, which are based upon store-level growth targets established by those manufacturers in a declining automotive retail market, and which result in multi-tier pricing. If those manufacturers continue to use such incentive programs or if other manufacturers adopt similar incentive programs, our operating results could continue to be adversely impacted.
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
Results of Operations
During the three months ended September 30, 2016, we had net income from continuing operations of $107.8 million, or $1.05 per share on a diluted basis, as compared to net income from continuing operations of $119.0 million, or $1.05 per share on a diluted basis, during the same period in 2015. During the nine months ended September 30, 2016, we had net income from continuing operations of $316.1 million, or $3.02 per share on a diluted basis, as compared to net income from continuing operations of $345.9 million, or $3.02 per share on a diluted basis, during the same period in 2015.
Our retail new vehicle unit sales were down 1% in the third quarter of 2016, as compared to the third quarter of 2015. The disruptive manufacturer marketing and sales incentive programs discussed above under “Market Conditions” had a negative impact on our new vehicle unit volume and gross profit PVR. New vehicle gross profit PVR compression was partially offset by continued strength in finance and insurance gross profit PVR. Used vehicle unit volume and gross profit were adversely impacted by the Takata airbag inflator recall discussed below. Our total gross profit for the third quarter of 2016 increased 1%, as compared to the same period in the prior year, primarily due to the acquisitions we completed subsequent to the third quarter of 2015 and an increase in parts and service gross profit.
Strategic Initiatives
In 2013, we launched the AutoNation® retail brand from coast to coast. During 2015, that branding effort was extended to AutoNation Express and the AutoNation Vehicle Protection Plan. We recently announced the next phase of our comprehensive, customer-focused brand extension strategy, which includes:

•	AutoNation USA® stand-alone used vehicle sales and service centers, with a total of 25 potential sites identified, five of which are expected to open in 2017,

•	AutoNation branded parts and accessories, which were launched in the third quarter of 2016 and will be expanded over the next several years,

•
the expansion of AutoNation branded collision centers, which includes the unification of our collision centers under the AutoNation retail brand and plans to open or acquire at least 18 new collision centers over the next two years, and

•	the expansion of AutoNation branded automotive auctions, which includes plans to open four additional automotive auctions over the next two years.
We expect that these initiatives will expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets. We expect that our investments in this phase of our brand extension roll-out, which may exceed $500 million in the aggregate, will continue for the next several years. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. See “Risk Factors” in Part II, Item 1A of this Form 10-Q.
In connection with our brand extension strategy, we also launched a one price used vehicle sales model in several markets in the third quarter of 2016, which is planned to be fully implemented in all of our stores by the end of the second quarter of 2017.
Takata Airbag Inflator Recall
Vehicles made by certain automotive manufacturers have been recalled to replace airbag inflators made by Takata Corporation. This is the largest and most complex safety recall in U.S. automotive history, with over 28 million inflators recalled through April 2016 and another 30 to 40 million expected to be recalled in phases through December 2019, based on prioritization of risk, determined by the age of the inflators and exposure to high humidity and temperatures. Most of the replacement inflators to complete the recall are on backlog order. As a result, the airbag inflator recall has been disruptive to our business, as the vehicle inventory subject to this recall has been placed on a retail sales-hold by several manufacturers until parts become available to replace the defective airbag inflators.
We estimate that this recall impacted our results for the third quarter of 2016 by approximately $10 million ($6 million after-tax, or $0.06 per share). The estimated impact includes internal estimates for lost sales and increases in wholesale losses resulting from the recall, as well as direct costs, such as floorplan interest expense, insurance, and storage costs related to the impacted vehicles, taking into account the reduction in certain variable expenses. This estimate does not include decreases in gross profit that we may have incurred on vehicles that were repaired and retailed during the third quarter of 2016, since we expect that these amounts were largely offset by financial support we received from manufacturers, as described below.
Certain manufacturers provide financial support for select vehicles that are on a retail sales-hold as a result of the airbag inflator recall, which serves to reduce our costs associated with those vehicles. We cannot predict when or how many replacement parts will become available, the number of additional affected vehicles that we will acquire through trade-ins, or the amount of financial support we will receive from the manufacturers of such vehicles in the future. This recall may continue to adversely impact our business for the next several years, particularly our used vehicle business.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 72,144 units in new vehicle inventory at September 30, 2016, 80,442 units at December 31, 2015, and 69,694 units at September 30, 2015. See “New Vehicle Inventories” below for more information.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory, including units subject to our open safety recall policy. Our used vehicle inventory balance was net of cumulative write-downs of $6.7 million at September 30, 2016, and $4.5 million at December 31, 2015.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.0 million at September 30, 2016, and $3.5 million at December 31, 2015.

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
As of September 30, 2016, we had long-lived assets held for sale of $56.1 million in continuing operations and $15.7 million in discontinued operations.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process and impairment charges that were recorded during the three and nine months ended September 30, 2016 and 2015. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,195.9	$3,113.6	$82.3	2.6	$9,068.0	$8,851.0	$217.0	2.5
Retail used vehicle	1,127.9	1,103.1	24.8	2.2	3,370.4	3,306.3	64.1	1.9
Wholesale	148.9	102.3	46.6	45.6	407.4	308.6	98.8	32.0
Used vehicle	1,276.8	1,205.4	71.4	5.9	3,777.8	3,614.9	162.9	4.5
Finance and insurance, net	229.6	227.1	2.5	1.1	678.1	652.4	25.7	3.9
Total variable operations(1)	4,702.3	4,546.1	156.2	3.4	13,523.9	13,118.3	405.6	3.1
Parts and service	843.8	783.3	60.5	7.7	2,498.9	2,304.5	194.4	8.4
Other	21.4	24.3	(2.9)		105.7	99.4	6.3
Total revenue	$5,567.5	$5,353.7	$213.8	4.0	$16,128.5	$15,522.2	$606.3	3.9
Gross profit:
New vehicle	$158.2	$170.8	$(12.6)	(7.4)	$470.2	$498.4	$(28.2)	(5.7)
Retail used vehicle	84.7	86.8	(2.1)	(2.4)	265.1	280.7	(15.6)	(5.6)
Wholesale	(7.5)	(3.6)	(3.9)		(12.9)	(2.7)	(10.2)
Used vehicle	77.2	83.2	(6.0)	(7.2)	252.2	278.0	(25.8)	(9.3)
Finance and insurance	229.6	227.1	2.5	1.1	678.1	652.4	25.7	3.9
Total variable operations(1)	465.0	481.1	(16.1)	(3.3)	1,400.5	1,428.8	(28.3)	(2.0)
Parts and service	363.8	342.2	21.6	6.3	1,080.1	999.4	80.7	8.1
Other	7.6	7.0	0.6		23.5	21.1	2.4
Total gross profit	836.4	830.3	6.1	0.7	2,504.1	2,449.3	54.8	2.2
Selling, general, and administrative expenses	591.3	568.7	(22.6)	(4.0)	1,765.2	1,695.0	(70.2)	(4.1)
Depreciation and amortization	36.3	32.9	(3.4)		107.0	93.7	(13.3)
Other income, net	(10.2)	(7.0)	3.2		(21.0)	(12.1)	8.9
Operating income	219.0	235.7	(16.7)	(7.1)	652.9	672.7	(19.8)	(2.9)
Non-operating income (expense) items:
Floorplan interest expense	(18.2)	(14.7)	(3.5)		(56.4)	(42.1)	(14.3)
Other interest expense	(28.9)	(21.4)	(7.5)		(85.9)	(64.4)	(21.5)
Interest income	0.3	—	0.3		0.8	0.1	0.7
Other income (loss), net	2.6	(4.3)	6.9		3.4	(2.7)	6.1
Income from continuing operations before income taxes	$174.8	$195.3	$(20.5)	(10.5)	$514.8	$563.6	$(48.8)	(8.7)
Retail vehicle unit sales:
New vehicle	88,322	89,535	(1,213)	(1.4)	253,000	253,340	(340)	(0.1)
Used vehicle	55,760	57,376	(1,616)	(2.8)	170,500	173,370	(2,870)	(1.7)
	144,082	146,911	(2,829)	(1.9)	423,500	426,710	(3,210)	(0.8)
Revenue per vehicle retailed:
New vehicle	$36,185	$34,775	$1,410	4.1	$35,842	$34,937	$905	2.6
Used vehicle	$20,228	$19,226	$1,002	5.2	$19,768	$19,071	$697	3.7
Gross profit per vehicle retailed:
New vehicle	$1,791	$1,908	$(117)	(6.1)	$1,858	$1,967	$(109)	(5.5)
Used vehicle	$1,519	$1,513	$6	0.4	$1,555	$1,619	$(64)	(4.0)
Finance and insurance	$1,594	$1,546	$48	3.1	$1,601	$1,529	$72	4.7
Total variable operations(2)	$3,279	$3,299	$(20)	(0.6)	$3,337	$3,355	$(18)	(0.5)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016 (%)	2015 (%)	2016 (%)	2015 (%)
Revenue mix percentages:
New vehicle	57.4	58.2	56.2	57.0
Used vehicle	22.9	22.5	23.4	23.3
Parts and service	15.2	14.6	15.5	14.8
Finance and insurance, net	4.1	4.2	4.2	4.2
Other	0.4	0.5	0.7	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	18.9	20.6	18.8	20.3
Used vehicle	9.2	10.0	10.1	11.4
Parts and service	43.5	41.2	43.1	40.8
Finance and insurance	27.5	27.4	27.1	26.6
Other	0.9	0.8	0.9	0.9
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.0	5.5	5.2	5.6
Used vehicle - retail	7.5	7.9	7.9	8.5
Parts and service	43.1	43.7	43.2	43.4
Total	15.0	15.5	15.5	15.8
Selling, general, and administrative expenses	10.6	10.6	10.9	10.9
Operating income	3.9	4.4	4.0	4.3
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	70.7	68.5	70.5	69.2
Operating income	26.2	28.4	26.1	27.5

	September 30,
	2016	2015
Days supply:
New vehicle (industry standard of selling days)	62 days	59 days
Used vehicle (trailing calendar month days)	44 days	42 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,952.7	$3,039.7	$(87.0)	(2.9)	$8,392.7	$8,634.9	$(242.2)	(2.8)
Retail used vehicle	1,045.8	1,070.8	(25.0)	(2.3)	3,110.9	3,206.1	(95.2)	(3.0)
Wholesale	136.3	100.0	36.3	36.3	378.1	301.5	76.6	25.4
Used vehicle	1,182.1	1,170.8	11.3	1.0	3,489.0	3,507.6	(18.6)	(0.5)
Finance and insurance, net	215.1	221.5	(6.4)	(2.9)	634.1	636.3	(2.2)	(0.3)
Total variable operations(1)	4,349.9	4,432.0	(82.1)	(1.9)	12,515.8	12,778.8	(263.0)	(2.1)
Parts and service	781.7	760.1	21.6	2.8	2,308.0	2,235.7	72.3	3.2
Other	21.4	24.1	(2.7)		105.6	99.0	6.6
Total revenue	$5,153.0	$5,216.2	$(63.2)	(1.2)	$14,929.4	$15,113.5	$(184.1)	(1.2)
Gross profit:
New vehicle	$147.2	$168.5	$(21.3)	(12.6)	$439.0	$489.9	$(50.9)	(10.4)
Retail used vehicle	79.4	83.9	(4.5)	(5.4)	247.2	273.8	(26.6)	(9.7)
Wholesale	(6.6)	(2.4)	(4.2)		(11.3)	(2.4)	(8.9)
Used vehicle	72.8	81.5	(8.7)	(10.7)	235.9	271.4	(35.5)	(13.1)
Finance and insurance	215.1	221.5	(6.4)	(2.9)	634.1	636.3	(2.2)	(0.3)
Total variable operations(1)	435.1	471.5	(36.4)	(7.7)	1,309.0	1,397.6	(88.6)	(6.3)
Parts and service	338.1	332.1	6.0	1.8	1,001.4	969.2	32.2	3.3
Other	7.1	6.4	0.7		21.6	20.2	1.4
Total gross profit	$780.3	$810.0	$(29.7)	(3.7)	$2,332.0	$2,387.0	$(55.0)	(2.3)
Retail vehicle unit sales:
New vehicle	81,559	86,983	(5,424)	(6.2)	233,566	245,960	(12,394)	(5.0)
Used vehicle	51,472	55,291	(3,819)	(6.9)	156,419	167,021	(10,602)	(6.3)
	133,031	142,274	(9,243)	(6.5)	389,985	412,981	(22,996)	(5.6)
Revenue per vehicle retailed:
New vehicle	$36,203	$34,946	$1,257	3.6	$35,933	$35,107	$826	2.4
Used vehicle	$20,318	$19,367	$951	4.9	$19,888	$19,196	$692	3.6
Gross profit per vehicle retailed:
New vehicle	$1,805	$1,937	$(132)	(6.8)	$1,880	$1,992	$(112)	(5.6)
Used vehicle	$1,543	$1,517	$26	1.7	$1,580	$1,639	$(59)	(3.6)
Finance and insurance	$1,617	$1,557	$60	3.9	$1,626	$1,541	$85	5.5
Total variable operations(2)	$3,320	$3,331	$(11)	(0.3)	$3,386	$3,390	$(4)	(0.1)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016 (%)	2015 (%)	2016 (%)	2015 (%)
Revenue mix percentages:
New vehicle	57.3	58.3	56.2	57.1
Used vehicle	22.9	22.4	23.4	23.2
Parts and service	15.2	14.6	15.5	14.8
Finance and insurance, net	4.2	4.2	4.2	4.2
Other	0.4	0.5	0.7	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	18.9	20.8	18.8	20.5
Used vehicle	9.3	10.1	10.1	11.4
Parts and service	43.3	41.0	42.9	40.6
Finance and insurance	27.6	27.3	27.2	26.7
Other	0.9	0.8	1.0	0.8
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.0	5.5	5.2	5.7
Used vehicle - retail	7.6	7.8	7.9	8.5
Parts and service	43.3	43.7	43.4	43.4
Total	15.1	15.5	15.6	15.8

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,195.9	$3,113.6	$82.3	2.6	$9,068.0	$8,851.0	$217.0	2.5
Gross profit	$158.2	$170.8	$(12.6)	(7.4)	$470.2	$498.4	$(28.2)	(5.7)
Retail vehicle unit sales	88,322	89,535	(1,213)	(1.4)	253,000	253,340	(340)	(0.1)
Revenue per vehicle retailed	$36,185	$34,775	$1,410	4.1	$35,842	$34,937	$905	2.6
Gross profit per vehicle retailed	$1,791	$1,908	$(117)	(6.1)	$1,858	$1,967	$(109)	(5.5)
Gross profit as a percentage of revenue	5.0%	5.5%			5.2%	5.6%
Days supply (industry standard of selling days)	62 days	59 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,952.7	$3,039.7	$(87.0)	(2.9)	$8,392.7	$8,634.9	$(242.2)	(2.8)
Gross profit	$147.2	$168.5	$(21.3)	(12.6)	$439.0	$489.9	$(50.9)	(10.4)
Retail vehicle unit sales	81,559	86,983	(5,424)	(6.2)	233,566	245,960	(12,394)	(5.0)
Revenue per vehicle retailed	$36,203	$34,946	$1,257	3.6	$35,933	$35,107	$826	2.4
Gross profit per vehicle retailed	$1,805	$1,937	$(132)	(6.8)	$1,880	$1,992	$(112)	(5.6)
Gross profit as a percentage of revenue	5.0%	5.5%			5.2%	5.7%

The following discussion of new vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $243.2 million and $73.9 million in new vehicle revenue and $11.0 million and $2.3 million in new vehicle gross profit for the three months ended September 30, 2016 and 2015, respectively, and $675.3 million and $216.1 million in new vehicle revenue and $31.2 million and $8.5 million in new vehicle gross profit for the nine months ended September 30, 2016 and 2015, respectively, is related to acquisition and divestiture activity.

Third Quarter 2016 compared to Third Quarter 2015
Same store new vehicle revenue decreased during the three months ended September 30, 2016, as compared to the same period in 2015, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to certain manufacturers’ disruptive marketing and sales incentive programs, which resulted in a more competitive automotive retail environment.
Same store revenue PVR during the three months ended September 30, 2016, benefited from an increase in the average selling prices for vehicles in all three segments. In addition, same store revenue PVR also benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended September 30, 2016, primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment.
First Nine Months 2016 compared to First Nine Months 2015
Same store new vehicle revenue decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment.
Same store revenue PVR during the nine months ended September 30, 2016, benefited from an increase in the average selling prices for vehicles in all three segments, as well as lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.

Same store gross profit PVR decreased during the nine months ended September 30, 2016, primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment.
Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory), as reported. Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Floorplan assistance	$31.8	$31.0	$0.8	$92.4	$87.1	$5.3
New vehicle floorplan interest expense	(16.9)	(13.9)	(3.0)	(52.9)	(39.8)	(13.1)
Net new vehicle inventory carrying benefit	$14.9	$17.1	$(2.2)	$39.5	$47.3	$(7.8)
Third Quarter 2016 compared to Third Quarter 2015
The net new vehicle inventory carrying benefit decreased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased due to higher interest rates and higher average vehicle floorplan payable balances during the quarter. Floorplan assistance increased primarily due to an increase in the floorplan assistance rate per unit and benefited from the acquisitions we completed subsequent to the third quarter of 2015.
First Nine Months 2016 compared to First Nine Months 2015
The net new vehicle inventory carrying benefit decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year and higher interest rates. Floorplan assistance increased primarily due to an increase in the floorplan assistance rate per unit and benefited from the acquisitions we completed subsequent to the third quarter of 2015.
New Vehicle Inventories
Our new vehicle inventories were $2.6 billion or 62 days supply at September 30, 2016, as compared to new vehicle inventories of $2.9 billion or 68 days supply at December 31, 2015 and $2.5 billion or 59 days supply at September 30, 2015. We had 72,144 units in new vehicle inventory at September 30, 2016, 80,442 units at December 31, 2015, and 69,694 units at September 30, 2015. The decrease in new vehicle inventory days supply at September 30, 2016, as compared to December 31, 2015, is primarily due to steps we have taken to align our inventory in response to the current market conditions.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,127.9	$1,103.1	$24.8	2.2	$3,370.4	$3,306.3	$64.1	1.9
Wholesale revenue	148.9	102.3	46.6	45.6	407.4	308.6	98.8	32.0
Total revenue	$1,276.8	$1,205.4	$71.4	5.9	$3,777.8	$3,614.9	$162.9	4.5
Retail gross profit	$84.7	$86.8	$(2.1)	(2.4)	$265.1	$280.7	$(15.6)	(5.6)
Wholesale gross profit (loss)	(7.5)	(3.6)	(3.9)		(12.9)	(2.7)	(10.2)
Total gross profit	$77.2	$83.2	$(6.0)	(7.2)	$252.2	$278.0	$(25.8)	(9.3)
Retail vehicle unit sales	55,760	57,376	(1,616)	(2.8)	170,500	173,370	(2,870)	(1.7)
Revenue per vehicle retailed	$20,228	$19,226	$1,002	5.2	$19,768	$19,071	$697	3.7
Gross profit per vehicle retailed	$1,519	$1,513	$6	0.4	$1,555	$1,619	$(64)	(4.0)
Gross profit as a percentage of revenue	7.5%	7.9%			7.9%	8.5%
Days supply (trailing calendar month days)	44 days	42 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,045.8	$1,070.8	$(25.0)	(2.3)	$3,110.9	$3,206.1	$(95.2)	(3.0)
Wholesale revenue	136.3	100.0	36.3	36.3	378.1	301.5	76.6	25.4
Total revenue	$1,182.1	$1,170.8	$11.3	1.0	$3,489.0	$3,507.6	$(18.6)	(0.5)
Retail gross profit	$79.4	$83.9	$(4.5)	(5.4)	$247.2	$273.8	$(26.6)	(9.7)
Wholesale gross profit (loss)	(6.6)	(2.4)	(4.2)		(11.3)	(2.4)	(8.9)
Total gross profit	$72.8	$81.5	$(8.7)	(10.7)	$235.9	$271.4	$(35.5)	(13.1)
Retail vehicle unit sales	51,472	55,291	(3,819)	(6.9)	156,419	167,021	(10,602)	(6.3)
Revenue per vehicle retailed	$20,318	$19,367	$951	4.9	$19,888	$19,196	$692	3.6
Gross profit per vehicle retailed	$1,543	$1,517	$26	1.7	$1,580	$1,639	$(59)	(3.6)
Gross profit as a percentage of revenue	7.6%	7.8%			7.9%	8.5%
The following discussion of used vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $82.1 million and $32.3 million in retail used vehicle revenue and $5.3 million and $2.9 million in retail used vehicle gross profit for the three months ended September 30, 2016 and 2015, respectively, and $259.5 million and $100.2 million in retail used vehicle revenue and $17.9 million and $6.9 million in retail used vehicle gross profit for the nine months ended September 30, 2016 and 2015, respectively, is related to acquisition and divestiture activity.
Third Quarter 2016 compared to Third Quarter 2015
Same store retail used vehicle revenue decreased during the three months ended September 30, 2016, as compared to the same period in 2015, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was driven by a competitive automotive retail environment, as well as a decrease in trade-in volume associated with the decrease in new vehicle sales, partially offset by an increase in sales of certified pre-owned vehicles. Same store unit volume was also adversely impacted by manufacturer safety recalls, including the Takata airbag inflator recall, and the application of our open safety recall policy.
Same store revenue PVR during the three months ended September 30, 2016, benefited from an increase in the average selling price of used vehicles for all three segments, and a shift in mix toward Premium Luxury vehicles and the increase in sales of certified pre-owned vehicles, both of which have relatively higher average selling prices.
Same store gross profit PVR increased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in gross profit PVR for used vehicles in our Premium Luxury segment, partially offset by margin pressure resulting from new vehicle gross profit PVR compression during the same period combined with the application of our recall policy.

See “Takata Airbag Inflator Recall” above for a discussion of the disruptive impact of this recall on our used vehicle business. This recall may continue to adversely impact our used vehicle business for the next several years. Additionally, see “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicle sales and service centers and a one price used vehicle sales model.
First Nine Months 2016 compared to First Nine Months 2015
Same store retail used vehicle revenue decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was driven by a competitive automotive retail environment, as well as a decrease in trade-in volume associated with the decrease in new vehicle sales, partially offset by an increase in sales of certified pre-owned vehicles. Same store unit volume was also adversely impacted by manufacturer safety recalls, including the Takata airbag inflator recall, and the application of our open safety recall policy.
Same store revenue PVR during the nine months ended September 30, 2016, benefited primarily from an increase in the average selling price of used vehicles for all three segments, and a shift in mix toward Premium Luxury vehicles and the increase in sales of certified pre-owned vehicles, both of which have relatively higher average selling prices.
Same store gross profit PVR decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to margin pressure resulting from new vehicle gross profit PVR compression during the same period combined with the application of our recall policy.
Used Vehicle Inventories
Used vehicle inventories were $606.3 million or 44 days supply at September 30, 2016, compared to $539.7 million or 43 days supply at December 31, 2015, and $511.6 million or 42 days supply at September 30, 2015. We had 37,755 units in used vehicle inventory at September 30, 2016, 36,299 units at December 31, 2015, and 32,967 units at September 30, 2015. As of September 30, 2016, approximately 20% of our units in used vehicle inventory were subject to our recall policy (primarily due to the Takata airbag inflator recall discussed above) compared to 17% as of December 31, 2015. Certain manufacturers provide financial support for select vehicles that are on a retail sales-hold as a result of the airbag inflator recall, which serves to reduce our costs associated with those vehicles.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$843.8	$783.3	$60.5	7.7	$2,498.9	$2,304.5	$194.4	8.4
Gross Profit	$363.8	$342.2	$21.6	6.3	$1,080.1	$999.4	$80.7	8.1
Gross profit as a percentage of revenue	43.1%	43.7%			43.2%	43.4%
Same Store:
Revenue	$781.7	$760.1	$21.6	2.8	$2,308.0	$2,235.7	$72.3	3.2
Gross Profit	$338.1	$332.1	$6.0	1.8	$1,001.4	$969.2	$32.2	3.3
Gross profit as a percentage of revenue	43.3%	43.7%			43.4%	43.4%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses. The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $62.1 million and $23.2 million in parts and service revenue and $25.7 million and $10.1 million in parts and service gross profit for the three months ended September 30, 2016 and 2015, respectively, and $190.9 million and $68.8 million in parts and service revenue and $78.7 million and $30.2 million in parts and service gross profit for the nine months ended September 30, 2016 and 2015, respectively, is related to acquisition and divestiture activity.
Third Quarter 2016 compared to Third Quarter 2015
During the three months ended September 30, 2016, same store parts and service gross profit increased as compared to the same period in 2015, primarily due to increases in gross profit associated with warranty of $6.2 million and customer-pay service of $5.9 million, partially offset by a decrease in gross profit of $3.7 million associated with the preparation of vehicles for sale.
Warranty gross profit benefited from an increase in volume, driven by the increase in units in operation in our primary service base. Customer-pay service gross profit benefited from improved operational execution and margin performance, as well as increased volume due to the increase in units in operation in our primary service base. Gross profit associated with the preparation of vehicles for sale was adversely impacted by the decrease in new and used vehicle unit volume.
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicles sales and service centers, the launch of AutoNation branded parts and accessories, and the expansion of AutoNation branded collision centers.
First Nine Months 2016 compared to First Nine Months 2015
During the nine months ended September 30, 2016, same store parts and service gross profit increased as compared to the same period in 2015, primarily due to increases in gross profit associated with customer-pay service of $23.1 million, warranty of $17.1 million, and wholesale parts sales of $5.6 million, partially offset by a decrease in gross profit of $5.2 million associated with the preparation of vehicles for sale.
Customer-pay service gross profit benefited from improved operational execution and margin performance, as well as increased volume due to the increase in units in operation in our primary service base. Warranty gross profit benefited from an increase in volume, driven by the increase in units in operation in our primary service base. Gross profit associated with the sale of wholesale parts benefited from improved margin performance overall and a shift in mix toward parts with higher margins. Gross profit associated with the preparation of vehicles for sale was adversely impacted by the decrease in new and used vehicle unit volume.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$229.6	$227.1	$2.5	1.1	$678.1	$652.4	$25.7	3.9
Gross profit per vehicle retailed	$1,594	$1,546	$48	3.1	$1,601	$1,529	$72	4.7
Same Store:
Revenue and gross profit	$215.1	$221.5	$(6.4)	(2.9)	$634.1	$636.3	$(2.2)	(0.3)
Gross profit per vehicle retailed	$1,617	$1,557	$60	3.9	$1,626	$1,541	$85	5.5

The following discussion of finance and insurance is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $14.5 million and $5.6 million for the three months ended September 30, 2016 and 2015, respectively, and $44.0 million and $16.1 million for the nine months ended September 30, 2016 and 2015, respectively, is related to acquisition and divestiture activity.

Third Quarter 2016 compared to Third Quarter 2015
Same store finance and insurance revenue and gross profit decreased during the three months ended September 30, 2016, as compared to the same period in 2015, due to the decrease in new and used vehicle unit volume, partially offset by an increase in same store finance and insurance revenue and gross profit PVR.
Same store finance and insurance revenue and gross profit PVR increased primarily due to an increase in profit on vehicle service contracts as a result of the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, which was rolled out during the second half of 2015. Same store finance and insurance revenue and gross profit PVR also benefited from an increase in product penetration and an increase in amounts financed per transaction.
First Nine Months 2016 compared to First Nine Months 2015
Same store finance and insurance revenue and gross profit decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, due to the decrease in new and used vehicle unit volume, partially offset by an increase in same store finance and insurance revenue and gross profit PVR.
Same store finance and insurance revenue and gross profit PVR increased primarily due to an increase in profit on vehicle service contracts as a result of the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, which was rolled out during the second half of 2015. Same store finance and insurance revenue and gross profit PVR also benefited from an increase in product penetration and an increase in amounts financed per transaction.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$2,044.9	$1,869.1	$175.8	9.4	$5,888.2	$5,299.0	$589.2	11.1
Import	1,779.0	1,837.4	(58.4)	(3.2)	5,202.1	5,311.1	(109.0)	(2.1)
Premium Luxury	1,680.6	1,607.0	73.6	4.6	4,865.6	4,803.2	62.4	1.3
Total	5,504.5	5,313.5	191.0	3.6	15,955.9	15,413.3	542.6	3.5
Corporate and other	63.0	40.2	22.8	56.7	172.6	108.9	63.7	58.5
Total consolidated revenue	$5,567.5	$5,353.7	$213.8	4.0	$16,128.5	$15,522.2	$606.3	3.9
Segment income(1):
Domestic	$83.9	$94.6	$(10.7)	(11.3)	$246.9	$258.8	$(11.9)	(4.6)
Import	79.3	85.5	(6.2)	(7.3)	230.0	240.6	(10.6)	(4.4)
Premium Luxury	80.9	85.4	(4.5)	(5.3)	256.8	273.9	(17.1)	(6.2)
Total	244.1	265.5	(21.4)	(8.1)	733.7	773.3	(39.6)	(5.1)
Corporate and other	(43.3)	(44.5)	1.2		(137.2)	(142.7)	5.5
Floorplan interest expense	18.2	14.7	(3.5)		56.4	42.1	(14.3)
Operating income	$219.0	$235.7	$(16.7)	(7.1)	$652.9	$672.7	$(19.8)	(2.9)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	31,749	30,488	1,261	4.1	90,156	84,109	6,047	7.2
Import	39,390	42,044	(2,654)	(6.3)	113,517	119,237	(5,720)	(4.8)
Premium Luxury	17,183	17,003	180	1.1	49,327	49,994	(667)	(1.3)
	88,322	89,535	(1,213)	(1.4)	253,000	253,340	(340)	(0.1)
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicle sales and service centers and AutoNation branded parts and accessories and the expansion of AutoNation branded collision centers and automotive auctions.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$2,044.9	$1,869.1	$175.8	9.4	$5,888.2	$5,299.0	$589.2	11.1
Segment income	$83.9	$94.6	$(10.7)	(11.3)	$246.9	$258.8	$(11.9)	(4.6)
Retail new vehicle unit sales	31,749	30,488	1,261	4.1	90,156	84,109	6,047	7.2
Third Quarter 2016 compared to Third Quarter 2015
Domestic revenue increased during the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. New and used vehicle unit volume benefited from the acquisitions we completed subsequent to the third quarter of 2015. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices. Domestic revenue was adversely impacted by the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment.
Domestic segment income decreased during the three months ended September 30, 2016, as compared to the same period in 2015, due to an increase in variable expenses, a decrease in new vehicle gross profit primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, a decrease in used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy, and an increase in floorplan interest expense and depreciation and amortization expense. Domestic segment income benefited from increases in parts and service gross profit and finance and insurance revenue and gross profit due to the acquisitions we completed subsequent to the third quarter of 2015.
First Nine Months 2016 compared to First Nine Months 2015
Domestic revenue increased during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. New and used vehicle unit volume benefited from the acquisitions we completed subsequent to the third quarter of 2015. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices. Domestic revenue was adversely impacted by the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment.
Domestic segment income decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, due to an increase in variable expenses, a decrease in new vehicle gross profit primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, a decrease in used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy, and increases in floorplan interest expense and depreciation and amortization expense. Domestic segment income benefited from increases in parts and service gross profit and finance and insurance revenue and gross profit due to the acquisitions we completed subsequent to the third quarter of 2015.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,779.0	$1,837.4	$(58.4)	(3.2)	$5,202.1	$5,311.1	$(109.0)	(2.1)
Segment income	$79.3	$85.5	$(6.2)	(7.3)	$230.0	$240.6	$(10.6)	(4.4)
Retail new vehicle unit sales	39,390	42,044	(2,654)	(6.3)	113,517	119,237	(5,720)	(4.8)
Third Quarter 2016 compared to Third Quarter 2015
Import revenue decreased during the three months ended September 30, 2016, as compared to the same period in 2015, due to a decrease in new vehicle unit volume primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, and a decrease in used vehicle unit volume due to the more competitive automotive retail environment and the application of our open safety recall policy. Import revenue benefited from the acquisitions we completed subsequent to the third quarter of 2015.
Import segment income decreased during the three months ended September 30, 2016, as compared to the same period in 2015, due to a decrease in finance and insurance gross profit, a decrease in new vehicle gross profit primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, and a decrease in used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy. These decreases in Import segment income were partially offset by a decrease in variable expenses.
First Nine Months 2016 compared to First Nine Months 2015
Import revenue decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, due to a decrease in new vehicle unit volume primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, and a decrease in used vehicle unit volume due to the more competitive automotive retail environment and the application of our open safety recall policy. These decreases were partially offset by an increase in parts and service revenue. Import revenue benefited from the acquisitions we completed subsequent to the third quarter of 2015.
Import segment income decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, due to a decrease in new vehicle gross profit primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, and a decrease in used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy. Import segment income also was adversely impacted by a decrease in finance and insurance gross profit, partially offset by a decrease in variable expenses and an increase in parts and service gross profit.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,680.6	$1,607.0	$73.6	4.6	$4,865.6	$4,803.2	$62.4	1.3
Segment income	$80.9	$85.4	$(4.5)	(5.3)	$256.8	$273.9	$(17.1)	(6.2)
Retail new vehicle unit sales	17,183	17,003	180	1.1	49,327	49,994	(667)	(1.3)
Third Quarter 2016 compared to Third Quarter 2015
Premium Luxury revenue increased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in new and used vehicle revenue due to the acquisitions we completed subsequent to the third quarter of 2015. Used vehicle unit volume and revenue PVR also benefited from an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Premium Luxury segment income decreased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in variable expenses, largely due to the acquisitions we completed subsequent to the third quarter of 2015, and a decrease in new vehicle gross profit.
First Nine Months 2016 compared to First Nine Months 2015
Premium Luxury revenue increased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in used vehicle revenue due to the acquisitions we completed subsequent to the third quarter of 2015.
Premium Luxury segment income decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to a decrease in new and used vehicle gross profit due to the competitive automotive retail environment and the application of our open safety recall policy, as well as an increase in variable expenses due to the acquisitions we completed subsequent to the third quarter of 2015. These decreases were partially offset by an increase in parts and service gross profit due to the acquisitions mentioned above.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$367.1	$359.0	$(8.1)	(2.3)	$1,105.6	$1,093.7	$(11.9)	(1.1)
Advertising	51.2	48.5	(2.7)	(5.6)	145.9	139.7	(6.2)	(4.4)
Store and corporate overhead	173.0	161.2	(11.8)	(7.3)	513.7	461.6	(52.1)	(11.3)
Total	$591.3	$568.7	$(22.6)	(4.0)	$1,765.2	$1,695.0	$(70.2)	(4.1)

SG&A as a % of total gross profit:
Compensation	43.9	43.2	(70)	bps	44.2	44.7	50	bps
Advertising	6.1	5.8	(30)	bps	5.8	5.7	(10)	bps
Store and corporate overhead	20.7	19.5	(120)	bps	20.5	18.8	(170)	bps
Total	70.7	68.5	(220)	bps	70.5	69.2	(130)	bps
Third Quarter 2016 compared to Third Quarter 2015
SG&A expenses increased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to increases in store and corporate overhead expenses and compensation expense, which were largely a result of the acquisitions we completed subsequent to the third quarter of 2015, and were also negatively impacted by an increase in hail-related losses of approximately $4 million. As a percentage of total gross profit, SG&A expenses increased to 70.7% during the three months ended September 30, 2016, from 68.5% in the same period in 2015, primarily due to gross profit pressure from the disruptive manufacturer marketing and sales incentive programs discussed above under “Market Conditions.” We currently expect that continued pressure on gross profit from these incentive programs, as well as expenses related to the brand extension strategy discussed above under “Strategic Initiatives,” may result in an increase in SG&A as a percentage of gross profit by approximately 100 basis points sequentially in the fourth quarter of 2016.
First Nine Months 2016 compared to First Nine Months 2015
SG&A expenses increased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in store and corporate overhead expenses, which was largely a result of the acquisitions we completed subsequent to the third quarter of 2015, and were also negatively impacted by an increase in hail-related losses of approximately $9 million. As a percentage of total gross profit, SG&A expenses increased to 70.5% during the nine months ended September 30, 2016, from 69.2% in the same period in 2015, primarily due to gross profit pressure from the disruptive manufacturer marketing and sales incentive programs discussed above under “Market Conditions,” as well as an increase in store and corporate overhead expenses as a percentage of total gross profit.
Other Income, Net (included in Operating Income)
During the third quarter of 2016, we recognized net gains related to business divestitures of $11.8 million and payments we received to waive certain franchise protest rights of $5.5 million, partially offset by non-cash property impairments of $6.4 million. During the second quarter of 2016, we recognized net gains related to business divestitures of $11.5 million, partially offset by non-cash property impairments of $6.7 million. During the first quarter of 2016, we recognized gains related to business divestitures of $6.2 million, partially offset by non-cash property impairments of $0.9 million.
During the third quarter of 2015, we recognized gains related to property dispositions of $9.7 million, partially offset by non-cash property impairments of $2.7 million. During the second quarter of 2015, we recognized gains related to property dispositions of $5.8 million, partially offset by a property impairment of $1.7 million.

Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2016 compared to Third Quarter 2015
Floorplan interest expense was $18.2 million for the three months ended September 30, 2016, compared to $14.7 million for the same period in 2015. The increase in floorplan interest expense of $3.5 million is the result of higher interest rates and higher average vehicle floorplan balances during the quarter.
First Nine Months 2016 compared to First Nine Months 2015
Floorplan interest expense was $56.4 million for the nine months ended September 30, 2016, compared to $42.1 million for the same period in 2015. The increase in floorplan interest expense of $14.3 million is the result of higher average vehicle floorplan balances and higher interest rates during the year.
Other Interest Expense
Third Quarter 2016 compared to Third Quarter 2015
Other interest expense was $28.9 million for the three months ended September 30, 2016, compared to $21.4 million for the same period in 2015. The increase in interest expense of $7.5 million was driven by higher average debt balances resulting primarily from share repurchases and acquisitions.
First Nine Months 2016 compared to First Nine Months 2015
Other interest expense was $85.9 million for the nine months ended September 30, 2016, compared to $64.4 million for the same period in 2015. The increase in interest expense of $21.5 million was driven by higher average debt balances resulting primarily from share repurchases and acquisitions.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
Our effective income tax rate was 38.3% for the three months ended September 30, 2016, and 39.1% for the three months ended September 30, 2015.
Our effective income tax rate was 38.6% for the nine months ended September 30, 2016, and 38.6% for the nine months ended September 30, 2015.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014. Results from discontinued operations, net of income taxes, were primarily related to a non-cash property impairment charge and carrying costs for real estate we have not yet sold associated with stores that were closed prior to January 1, 2014.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2016		December 31, 2015
Cash and cash equivalents	$62.2		$74.1
Revolving credit facility (1)	$1,000.1	(2)	$1,463.1
Secured used vehicle floorplan facilities (3)	$0.3		$127.1

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At September 30, 2016, we had $44.1 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $975.0 million of commercial paper notes outstanding at September 30, 2016, which in effect reduced the available liquidity under our revolving credit facility to $780.9 million at September 30, 2016. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At September 30, 2016, surety bonds, letters of credit, and cash deposits totaled $99.2 million, including $44.1 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2016, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
Capital Allocation
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives, including the next phase of our brand extension strategy discussed above under “Strategic Initiatives.” We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
Shares repurchased	1.0	2.5	9.9	3.5
Aggregate purchase price	$50.0	$150.0	$470.6	$209.1
Average purchase price per share	$48.62	$59.83	$47.48	$60.54
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
In October 2016, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of October 26, 2016, $315.9 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Purchases of property and equipment, including operating lease buy-outs (1)	$69.3	$54.1	$181.7	$188.2

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Cash received from (used in) business acquisitions, net	$(99.6)	$(50.7)	$(362.5)	$(123.8)
Cash received from (used in) business divestitures, net	$37.5	$20.5	$87.5	$36.2
During the nine months ended September 30, 2016, we purchased 18 stores located in Texas, New York, Colorado, and California, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, Sprinter, Jaguar, Land Rover, and BMW franchises. We purchased eight stores during the nine months ended September 30, 2015. In October 2016, we purchased a BMW store in the San Diego, California market, and a collision center in the Chicago, Illinois market.
We divested two Domestic stores and nine Import stores during the nine months ended September 30, 2016, and two Import stores during the nine months ended September 30, 2015.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of September 30, 2016, and December 31, 2015.

(In millions)	September 30, 2016	December 31, 2015
6.75% Senior Notes due 2018	$398.3	$397.5
5.5% Senior Notes due 2020	347.1	346.5
3.35% Senior Notes due 2021	297.9	297.6
4.5% Senior Notes due 2025	445.1	444.7
Revolving credit facility due 2019	—	—
Mortgage facility (1)	168.0	175.7
Capital leases and other debt	126.4	95.0
	1,782.8	1,757.0
Less: current maturities	(13.3)	(11.7)
Long-term debt, net of current maturities	$1,769.5	$1,745.3

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
At September 30, 2016, we had $975.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.31% and a weighted-average remaining term of 26 days.
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our long-term debt and commercial paper.
Restrictions and Covenants
As of September 30, 2016, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2016, our leverage ratio and capitalization ratio were as follows:

	September 30, 2016
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.75x
Capitalization ratio	≤ 70.0%	62.6%
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on restrictions and covenants.
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	September 30, 2016	December 31, 2015
Vehicle floorplan payable - trade	$2,096.6	$2,565.8
Vehicle floorplan payable - non-trade	1,442.9	1,161.3
Vehicle floorplan payable	$3,539.5	$3,727.1
See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Net cash provided by operating activities	$478.8	$475.3
Net cash used in investing activities	$(456.8)	$(252.9)
Net cash used in financing activities	$(33.9)	$(233.9)
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
Net cash provided by operating activities increased during the nine months ended September 30, 2016, as compared to the same period in 2015, due to a decrease in working capital requirements, partially offset by a decrease in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in cash used in business acquisitions, net of cash acquired, partially offset by an increase in cash received from business divestitures, net of cash relinquished.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the nine months ended September 30, 2016, we repurchased 9.9 million shares of common stock for an aggregate purchase price of $470.6 million (average purchase price per share of $47.48), including repurchases for which settlement occurred subsequent to September 30, 2016. In addition, during the nine months ended September 30, 2016, 37,673 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the nine months ended September 30, 2015, we repurchased 3.5 million shares of common stock for an aggregate purchase price of $209.1 million (average purchase price per share of $60.54). In addition, during the nine months ended September 30, 2015, 36,427 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
In September 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 and $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025. In connection with the issuance of the 2021 Notes and 2025 Notes, we incurred $6.4 million in debt issuance costs that is being amortized to interest expense over the terms of the related debt arrangements. Cash flows from financing activities in 2015 include $5.5 million of amounts paid for these debt issuance costs as of September 30, 2015.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $375.5 million during the nine months ended September 30, 2016 and net proceeds of $435.0 million during the nine months ended September 30, 2015.
During the nine months ended September 30, 2016, we borrowed $1.1 billion and repaid $1.1 billion under our revolving credit facility. During the nine months ended September 30, 2015, we borrowed $1.3 billion and repaid $2.4 billion under our revolving credit facility, for net repayments of $1.1 billion.

Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net proceeds of $78.7 million for the nine months ended September 30, 2016, and net payments of $112.9 million for the nine months ended September 30, 2015.
During the nine months ended September 30, 2016, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options as compared to the same period in 2015.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding our brand extension strategy, open safety recalls, pending or planned acquisitions, strategic initiatives, expected future investments in our business, and our expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•
If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed. We are investing significantly in the next phase of our brand extension strategy, and if our strategic initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.

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
We had $3.5 billion of variable rate vehicle floorplan payable at September 30, 2016, and $3.7 billion at December 31, 2015. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $35.4 million at September 30, 2016, and $37.3 million at December 31, 2015. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $975.0 million of commercial paper notes outstanding at September 30, 2016, and $599.5 million at December 31, 2015. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $9.8 million at September 30, 2016 and $6.0 million at December 31, 2015.
Our fixed rate long-term debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.8 billion and had a fair value of $1.9 billion as of September 30, 2016, and totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2015.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2015 Form 10-K:

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
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, natural disasters, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, vehicle recall campaigns, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations (including fuel economy requirements), import product restrictions, the rise of ride-sharing applications, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer.
In addition, we have implemented a policy not to retail any new or used vehicle that has an open safety recall, and as a result, vehicle recall campaigns could materially adversely affect our business, results of operations, and financial condition. The Takata airbag inflator recall is the largest and most complex safety recall in U.S. automotive history, with over 28 million inflators recalled through April 2016 and another 30 to 40 million expected to be recalled in phases through December 2019, based on prioritization of risk, determined by the age of the inflators and exposure to high humidity and temperatures. See “Takata Airbag Inflator Recall” in Part I, Item 2 of this Form 10-Q. Most of the replacement inflators to complete the recall are on backlog order. As a result, the airbag inflator recall has been disruptive to our business, as the vehicle inventory subject to this recall has been placed on a retail sales-hold by several manufacturers until parts become available to replace the defective airbag inflators. This recall may continue to adversely impact our business for the next several years, particularly our used vehicle business.
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
If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed. We are investing significantly in the next phase of our brand extension strategy, and if our strategic initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
Consumers are increasingly shopping for new and used vehicles, automotive repair and maintenance services, and other automotive products and services online and through mobile applications, including through third-party online and mobile sales platforms with which we compete, that are designed to generate consumer sales leads that are sold to automotive dealers. If we fail to preserve the value of our retail brands, to maintain our reputation, or to attract consumers to our own digital channels, our business could be adversely impacted.
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
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand, attracting consumers to our own digital channels, and reducing our use of third-party online and mobile sales platforms. We are also investing significantly in the next phase of our brand extension strategy, which includes a one price used vehicle sales model at all of our stores, the launch of stand-alone used vehicle sales and service centers and branded parts and accessories, and the expansion of branded collision centers and automotive auctions. See “Strategic Initiatives” in Part I, Item 2 of this Form 10-Q. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. There can be no assurance that our marketing strategies and strategic initiatives will be successful or that the amount we invest will result in improved financial results. If our marketing strategies and strategic initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2016 - July 31, 2016	185,305	$49.63	181,518	$116.0
August 1, 2016 - August 31, 2016	400,094	$48.63	399,300	$96.6
September 1, 2016 - September 30, 2016	447,798	$48.22	447,591	$75.0
Total	1,033,197		1,028,409

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of September 30, 2016, $75.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the third quarter of 2016, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 4,788 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Supplemental Indenture, dated as of July 29, 2016, relating to the Company’s 6.75% Senior Notes due 2018, to the Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.

4.2	Supplemental Indenture to 2010 Indenture, dated as of July 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.
4.3	Supplemental Indenture to 2010 Indenture, dated as of July 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.
4.4	Supplemental Indenture to 2010 Indenture, dated as of July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	October 28, 2016	By:	/s/ Christopher Cade
Christopher Cade Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)