Form 10-K
period 2016-12-31
AUTONATION, INC.
filed 2017-02-09
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3.0 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2016).
As of February 6, 2017, the registrant had 100,913,153 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2016, we owned and operated 371 new vehicle franchises from 260 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 94% of the new vehicles that we sold in 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche).
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2016.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries. The term “digital channels” refers to our websites and mobile applications, including mobile phone and tablet applications.
Reportable Segments
As of December 31, 2016, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Mitsubishi	Alfa Romeo	Lexus
Cadillac	GMC	Fiat	Nissan	Audi	Maserati
Chevrolet	Jeep	Honda	Subaru	Bentley	Mercedes-Benz
Chrysler	Lincoln	Hyundai	Toyota	BMW	MINI
Dodge	Ram	Genesis	Volkswagen	Jaguar	Porsche
		Infiniti	Volvo	Land Rover	smart
Mazda

The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2016, Domestic revenue represented 36% of total revenue, Import revenue represented 32% of total revenue, and Premium Luxury revenue represented 31% of total revenue. For additional financial information regarding our three reportable segments, refer to Note 19 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
We continue to make significant investments to build a seamless, end-to-end customer experience in our stores and through our digital channels, and to improve our ability to generate business through those channels. As part of our strategic initiatives, we are implementing “AutoNation Express,” which enables our customers to complete certain automotive retail- and service-related transactions through our digital channels and offers a more fully integrated in-store and digital customer experience while also increasing traffic to our digital channels. We have developed features such as selecting and reserving a vehicle with a guaranteed price, scheduling a test drive, calculating payments, receiving a firm purchase offer for a vehicle that a customer wants to sell, applying for financing options, arranging service appointments, and receiving updates on maintenance and repair services, all of which have been deployed to all of our markets as of December 31, 2016. Future capabilities are expected to include in-store tools to further our customers’ online experience and the ability for a customer to pay for maintenance and repair services online.

•	Continue to invest in the AutoNation retail brand to enhance our strong customer satisfaction and expand our market share.
In 2013, we launched the AutoNation retail brand from coast to coast, which enables us to leverage our advertising efforts and digital channels to market our stores, new and used vehicle inventory, and parts and service business. Since the launch of our retail brand, we have extended our branding effort to our digital strategy and to certain finance and insurance products, such as the AutoNation Vehicle Protection Plan. We are currently implementing the next phase of our comprehensive, customer-focused brand extension strategy, which includes:

◦	AutoNation USA stand-alone used vehicle sales and service centers, with 25 potential sites identified, five of which are expected to open in 2017,

◦	AutoNation branded parts and accessories, the launch of which began in the third quarter of 2016, and which will be expanded over the next several years,

◦
the expansion of AutoNation branded collision centers, which includes the unification of our collision centers under the AutoNation retail brand and plans to open or acquire at least 18 new collision centers over the next several years, and

◦	the expansion of AutoNation branded automotive auctions, which, as announced in October 2016, includes plans to open four additional automotive auctions by the end of 2018.
We expect that these initiatives will expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets. In connection with our brand extension strategy, we also launched a one price used vehicle sales model during the second half of 2016. The one price model is planned to be fully implemented in all of our stores by the end of the second quarter of 2017.

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
We have retail operations in 16 states with a focus on major metropolitan areas, and we seek to offer all of our core vehicle brands within all of our key markets. We will continue to actively pursue acquisitions and new store opportunities that meet our return on investment threshold, with a focus on enhancing brand representation within our existing geographic footprint as well as additional markets that can be supported by our existing management infrastructure.
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2016, approximately 37% of our segment income was generated by Premium Luxury franchises, approximately 32% by Domestic franchises, and approximately 31% by Import franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives, including the next phase of our brand extension strategy discussed above under “Business Strategy.” We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10‑K.
Operations
Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same brand franchise. We generally acquire used vehicles from customers, primarily through trade-ins, as well as through auctions, lease terminations, and other sources, and we generally recondition used vehicles acquired for retail sale in our parts and service departments. Used vehicles that we do not sell at our stores generally are sold at wholesale prices through auctions. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including manufacturer recall repairs and other warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also recondition used vehicles acquired by our used vehicle departments and perform minor preparatory work on new vehicles acquired by our new vehicle departments. In addition to our retail business, we also have a wholesale parts operation, which sells automotive parts to both collision repair shops and independent vehicle repair providers. In the third quarter of 2016, we began the launch of AutoNation Precision Parts, a new product line that will be integrated into our parts and service operations, with the expectation of improved customer retention for retail service and our wholesale parts and collision repair businesses through the continued extension of our brand.

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
We also offer our customers various vehicle protection products, including an AutoNation-branded extended service contract (the AutoNation Vehicle Protection Plan) in our Domestic and Import stores and other extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. These products are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements with the issuers of those products. See also “Critical Accounting Policies and Estimates – Chargeback Liability” in Part II, Item 7 of this Form 10-K.
As of December 31, 2016, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	52	64	26
Texas	47	76	21
California	40	55	17
Colorado	17	27	7
Arizona	15	18	6
Georgia	23	44	5
Washington	16	23	4
Nevada	11	13	3
Tennessee	8	12	3
Illinois	7	8	3
Maryland	8	10	1
Ohio	4	4	1
Alabama	5	9	1
Virginia	2	2	1
Minnesota	1	1	1
New York	4	5	—
Total	260	371	100

(1)	Revenue by state includes non-store activities, such as collision centers and an auction operation.

The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2016:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,836.2	49,651	14.7	40
Chevrolet, Buick, Cadillac, GMC	1,393.3	37,483	11.1	44
Chrysler, Dodge, Jeep, Ram	1,144.2	31,733	9.4	92
Domestic Total	4,373.7	118,867	35.2	176
Import:
Toyota	1,658.7	59,502	17.6	19
Honda	1,065.7	41,932	12.4	24
Nissan	673.6	25,683	7.6	16
Other Import	691.3	22,888	6.8	43
Import Total	4,089.3	150,005	44.4	102
Premium Luxury:
Mercedes-Benz	1,639.2	28,938	8.6	45
BMW	838.4	15,295	4.5	13
Lexus	409.5	9,255	2.7	3
Audi	370.1	7,489	2.2	9
Other Premium Luxury	535.6	7,773	2.4	23
Premium Luxury Total	3,792.8	68,750	20.4	93
	$12,255.8	337,622	100.0	371
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (the “CFPB”), an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB issued a rule, pursuant to its authority under the Dodd-Frank Act, expanding its supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-Frank Act also provided the Federal Trade Commission (the “FTC”) with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.
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
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online and mobile offerings. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to industry sources, as of December 31, 2016, there were approximately 16,800 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.
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
Employees
As of December 31, 2016, we employed approximately 26,000 full-time and part-time employees, approximately 260 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
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
Trademarks
We own a number of registered service marks and trademarks, including, among other marks, AutoNation® and AutoNation USA®. Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers’ trademarks, logos, and designs at our stores and in our advertising and promotional materials, subject to certain restrictions. We also have licenses pursuant to various agreements with third parties authorizing the use and display of the marks and/or logos of such third parties, subject to certain restrictions. The current registrations of our service marks and trademarks are effective for varying periods of time, which we may renew periodically, provided that we comply with all applicable laws.
Executive Officers of AutoNation
The following sets forth certain information regarding our executive officers as of February 6, 2017. Beneficial ownership includes shares that may be acquired through the exercise of outstanding stock options within 60 days of February 6, 2017, as well as shares of restricted stock.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned
Mike Jackson	68	Chairman of the Board and Chief Executive Officer	17	46	1,640,687
William R. Berman	50	President and Chief Operating Officer	17	29	90,040
Cheryl Miller	44	Executive Vice President and Chief Financial Officer	9	18	101,476
Jonathan P. Ferrando	51	Executive Vice President - General Counsel, Corporate Development and Human Resources	20	20	606,101
Marc Cannon	55	Executive Vice President - Chief Marketing Officer, Communications and Public Policy	19	30	59,107
Donna Parlapiano	52	Executive Vice President, Franchise Operations and Corporate Real Estate	18	30	55,376
Thomas M. Conophy	56	Executive Vice President and Chief Technology Officer	1	1	5,000
Mike Jackson has served as our Chief Executive Officer and Director since September 1999 and as our Chairman of the Board since January 2003. He also served as our President from February 2015 through January 2017. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. In January 2014, Mr. Jackson was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta, after previously serving on the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch. Since 2015, he has served as the Deputy Chair of the Board of Directors of the Federal Reserve Bank of Atlanta.

William R. Berman was appointed our President and Chief Operating Officer on January 31, 2017. Prior to that appointment, Mr. Berman served as Executive Vice President and Chief Operating Officer of the Company, a position he assumed in February 2015. Since 1999, Mr. Berman has served in various leadership roles within the Company, including as Senior Vice President, Sales from October 2014 until February 2015, and as President of the Company’s Western Region, with responsibility for stores located in California, Washington, Nevada, and Arizona, from October 2008 through September 2014.
Cheryl Miller has served as our Executive Vice President and Chief Financial Officer since March 2014. Prior thereto, Ms. Miller was appointed Interim Chief Financial Officer in January 2014, and she served as Treasurer, Vice President Investor Relations, a role she assumed in April 2010. From May 2009 to March 2010, Ms. Miller served as the Company’s Vice President, Treasurer. From November 2006 until April 2009, she served as Vice President, Treasurer of JM Family Enterprises, Inc., a diversified automotive company. Ms. Miller serves as a director of Tyson Foods, Inc.
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
Marc Cannon was appointed Executive Vice President - Chief Marketing Officer, Communications and Public Policy on January 31, 2017. Prior to that appointment, Mr. Cannon served as our Chief Marketing Officer, Senior Vice President of Communications and Public Policy from February 2016 through January 2017. Mr. Cannon is responsible for overseeing the Company’s marketing, communications, community affairs, and public policy functions. From February 2007 until February 2016, Mr. Cannon served as our Senior Vice President, Corporate Communications.
Donna Parlapiano was appointed Executive Vice President, Franchise Operations and Corporate Real Estate, on January 31, 2017. Prior to that appointment, Ms. Parlapiano served as our Senior Vice President, Franchise Operations and Corporate Real Estate, from February 2015 through January 2017. Ms. Parlapiano is responsible for our franchise operations, real estate development, construction projects, and facilities maintenance. From November 2006 until January 2015, she served as our Senior Vice President, Franchise Operations, and in February 2015, she assumed responsibility for our corporate real estate function. Prior to joining AutoNation in 1998, Ms. Parlapiano held finance, marketing, and strategic management positions with Ford Motor Company.
Thomas M. Conophy has served as our Executive Vice President and Chief Technology Officer since October 2016. From September 2013 to August 2016, Mr. Conophy served as Executive Vice President and Chief Information Officer of Staples, Inc. From February 2006 to March 2012, he served as Executive Vice President and Chief Information Officer of Intercontinental Hotels Group.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our strategic initiatives and expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.
We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences and the success of third-party online and mobile sales platforms, the level of personal discretionary spending, unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, tariffs or border adjustment taxes, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, the length of consumer loans on existing vehicles, and the rise of ride-sharing applications. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. The imposition of new tariffs or border adjustment taxes could increase prices for vehicles imported into the United States and adversely impact demand for such vehicles.
Approximately 17.5 million, 17.5 million, and 16.5 million new vehicles were sold in the United States in 2016, 2015, and 2014, respectively. While we expect that the annual rate of U.S. new vehicle unit sales will remain above 17 million in 2017, there can be no assurance that it will. If new vehicle production exceeds the new vehicle industry selling rate, our new vehicle gross profit per vehicle retailed could be adversely impacted by excess supply and any resulting changes in incentive, marketing, and other programs of vehicle manufacturers. See the risk factor “Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers” below. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.
Most vehicle manufacturers from time to time establish various marketing and sales incentive programs designed to spur consumer demand for their vehicles, particularly during periods of excess supply and/or in a flat or declining new vehicle market. These programs impact our operations, particularly our sales of new vehicles. Since these programs are often not announced in advance, they can be difficult to plan for when ordering inventory. Furthermore, manufacturers may modify and discontinue these marketing and incentive programs from time to time, which could have a material adverse effect on our results of operations and cash flows.
In 2016, our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed basis were adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs based upon store-level growth targets established by those manufacturers (commonly referred to as “stair-step” incentive programs), which result in multi-tier pricing and adversely impact our ability to compete with other dealers. If those manufacturers continue to use such incentive programs or if other manufacturers adopt similar incentive programs, our operating results could continue to be adversely impacted.
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
The core brands of vehicles that we sell, representing approximately 94% of the new vehicles that we sold in 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, natural disasters, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, vehicle recall campaigns, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations (including fuel economy requirements), import product restrictions, the rise of ride-sharing applications, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer. In addition, vehicle recall campaigns could materially adversely affect our business, results of operations, and financial condition. The Takata airbag inflator recall, the largest and most complex safety recall in U.S. automotive history, adversely impacted our business in 2016 and may continue to adversely impact our business. See “Takata Airbag Inflator Recall” in Part II, Item 7 of this Form 10-K.
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
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand, attracting consumers to our own digital channels, and reducing our use of third-party online and mobile sales platforms. We are also investing significantly in the next phase of our brand extension strategy, which includes the launch of stand-alone used vehicle sales and service centers and branded parts and accessories and the expansion of branded collision centers and automotive auctions. In connection with our brand extension strategy, we also plan to adopt a one price used vehicle sales model at all of our stores. See “Business Strategy” in Part I, Item 1 of this Form 10-K. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. There can be no assurance that our marketing strategies will be successful or that the amount we invest in marketing activities will result in improved financial results. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
Vehicle manufacturers and distributors with whom we hold franchises have significant influence over the operations of our stores. The terms and conditions of our framework, franchise, and related agreements and the manufacturers’ interests and objectives may, in certain circumstances, conflict with our interests and objectives. For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness, and customer satisfaction, and can influence our ability to acquire additional stores, the naming and marketing of our stores, our digital channels, our selection of store management, product stocking and advertising spending levels, and the level at which we capitalize our stores. Manufacturers also impose minimum facility requirements that can require significant capital expenditures. Manufacturers may also have certain rights to restrict our ability to provide guaranties of our operating companies, pledges of the capital stock of our subsidiaries, and liens on our assets, which could adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels. From time to time, we are precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction) until our performance improves in accordance with the agreements, subject to applicable state franchise laws.
Manufacturers also have the right to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the financial condition, results of operations, cash flows, and prospects of our stores in the market in which the franchise action is taken.
Our framework, franchise, and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management, or any unapproved transfer of franchise rights or impairment of financial standing or failure to meet capital requirements), subject to applicable state franchise laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. Additionally, our framework agreements contain restrictions regarding a change in control, which may be outside of our control. See “Agreements with Vehicle Manufacturers” in Part I, Item 1 of this Form 10-K. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction, performance, facility, and other requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows, and prospects. Furthermore, we rely on the protection of state franchise laws in the states in which we operate and if those laws are repealed or weakened, our framework, franchise, and related agreements may become more susceptible to termination, non-renewal, or renegotiation.
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
The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance, advertising, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, the environment, vehicle emissions and fuel economy, health and safety, and employment practices. With respect to motor vehicle sales, retail installment sales, leasing, finance and insurance, and advertising, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. See the risk factor “We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects” above. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations or the unfavorable resolution of one or more lawsuits or governmental investigations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
The Dodd-Frank Act established the CFPB, an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB issued a rule, pursuant to its authority under the Dodd-Frank Act, expanding its supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-Frank Act also provided the FTC with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers. Regulation from the CFPB or other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations.

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
As of December 31, 2016, we had $2.7 billion of total non-vehicle debt (including amounts outstanding under our mortgage facility and capital leases) and $3.8 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:

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
Based on filings made with the SEC through February 6, 2017, William H. Gates III beneficially owns approximately 20% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which he is a co-trustee. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, serves as our lead independent director. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
Based on filings made with the SEC through February 6, 2017, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 16% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Based on filings made with the SEC through February 6, 2017, since January 1, 2016, ESL has disposed of approximately 1.9 million shares of our common stock. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 6, 2017, ESL, Cascade, the Trust, our executive officers, and our directors beneficially own approximately 40% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2020. We also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 16 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New York, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

	High	Low
2016
Fourth Quarter	$50.46	$39.28
Third Quarter	$54.15	$45.19
Second Quarter	$52.04	$43.78
First Quarter	$59.22	$40.45
2015
Fourth Quarter	$65.51	$55.95
Third Quarter	$66.63	$53.73
Second Quarter	$67.50	$61.19
First Quarter	$65.00	$55.91

As of February 6, 2017, there were 1,639 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2016 – October 31, 2016	240,452	$47.03	239,473	$313.7
November 1, 2016 – November 30, 2016	357,854	$42.46	357,600	$298.6
December 1, 2016 – December 31, 2016	—	$—	—	$298.6
Total for three months ended December 31, 2016	598,306		597,073
Total for twelve months ended December 31, 2016	10,546,046		10,507,140

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2016, $298.6 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. Our stock repurchase program does not have an expiration date. In 2016, all of our shares were repurchased under our stock repurchase program, except for 38,906 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (8,760 shares in the first quarter of 2016, 24,125 shares in the second quarter of 2016, 4,788 shares in the third quarter of 2016, and 1,233 shares in the fourth quarter of 2016).

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2011 through December 31, 2016 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2011 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group
Copyright© 2017 S&P, a division of S&P Global. All rights reserved.

	12/11	12/12	12/13	12/14	12/15	12/16
AutoNation Inc.	100.00	107.68	134.77	163.85	161.81	131.95
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Public Auto Retail Peer Group	100.00	132.93	180.62	235.46	204.35	231.04

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2016	2015	2014	2013	2012
Consolidated Statements of Income Data:
Revenue	$21,609.0	$20,862.0	$19,108.8	$17,517.6	$15,667.5
Income from continuing operations before income taxes	$702.3	$722.7	$682.3	$604.4	$516.8
Net income	$430.5	$442.6	$418.7	$374.9	$316.4
Basic earnings (loss) per share:
Continuing operations	$4.19	$3.94	$3.58	$3.10	$2.56
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income	$4.18	$3.93	$3.57	$3.09	$2.56
Weighted average common shares outstanding	103.1	112.7	117.3	121.3	123.8
Diluted earnings (loss) per share:
Continuing operations	$4.16	$3.90	$3.53	$3.05	$2.52
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income	$4.15	$3.89	$3.52	$3.04	$2.52
Weighted average common shares outstanding	103.8	113.9	118.9	123.3	125.8
Common shares outstanding, net of treasury stock	100.7	110.8	113.3	120.9	120.9
Consolidated Balance Sheets Data:
Total assets(1)	$10,060.0	$9,548.2	$8,395.0	$7,905.9	$7,193.1
Long-term debt, net of current maturities (1)	$1,611.1	$1,745.3	$2,098.7	$1,801.6	$2,056.4
Shareholders’ equity	$2,310.3	$2,349.3	$2,072.1	$2,061.7	$1,688.5
Retail vehicle unit sales (continuing operations):
New vehicle	337,622	339,080	318,008	292,922	267,784
Used vehicle	225,713	227,290	214,910	204,572	180,955
Total	563,335	566,370	532,918	497,494	448,739
(1) We adopted an accounting standard update that requires debt issuance costs be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. We adopted the standard retrospectively effective January 1, 2016, and have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction from the carrying amount of the related debt liability for both current and prior periods. See Note 7 of the Notes to Consolidated Financial Statements for additional information.
See the Notes to Consolidated Financial Statements for additional information. See Part II, Item 5 of this Form 10-K for a discussion of our dividend policy.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2016, we owned and operated 371 new vehicle franchises from 260 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 94% of the new vehicles that we sold in 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche).
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
As of December 31, 2016, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2016, new vehicle sales accounted for approximately 57% of our total revenue, and approximately 19% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue, and approximately 10% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of total revenue, contributed approximately 70% of our gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 17.5 million in 2016, as compared to 17.5 million in 2015 and 16.5 million in 2014. U.S. industry new vehicle unit retail sales were down 1% as compared to the prior year. We expect that full-year U.S. industry new vehicle unit sales in 2017 will remain above 17 million. However, actual sales may materially differ. Based on industry data, vehicle leasing is at a historically-high level. To the extent that vehicle manufacturers reduce their support for leasing programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted.
Our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed (“PVR”) basis were adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs, which are based upon store-level growth targets established by those manufacturers, and which result in multi-tier pricing. If those manufacturers continue to use such incentive programs or if other manufacturers adopt similar incentive programs, our operating results could continue to be adversely impacted.
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
Results of Operations
We had net income from continuing operations of $431.7 million and diluted earnings per share of $4.16 in 2016, as compared to net income from continuing operations of $443.7 million and diluted earnings per share of $3.90 in 2015, and net income from continuing operations of $419.8 million and diluted earnings per share of $3.53 in 2014.
Our retail new vehicle unit sales were down slightly in 2016 as compared to 2015. The disruptive manufacturer marketing and sales incentive programs discussed above under “Market Conditions” had a negative impact on our new vehicle unit volume and gross profit PVR. New vehicle gross profit PVR compression was partially offset by continued strength in finance and insurance gross profit PVR. Used vehicle unit volume and gross profit were adversely impacted by the Takata airbag inflator recall discussed below. Our total gross profit for 2016 increased 2%, as compared to 2015, primarily due to the acquisitions we completed in 2016 and 2015 and an increase in parts and service gross profit.
Net income from continuing operations benefited from net after-tax gains related to business/property dispositions (net of property impairments) of $30.1 million in 2016, $11.1 million in 2015, and $7.7 million in 2014, as well as net after-tax gains related to legal settlements of $8.9 million in 2016 and $2.5 million in 2014. See “Other Income, Net” below.
Strategic Initiatives
In 2013, we launched the AutoNation retail brand from coast to coast. During 2015, that branding effort was extended to AutoNation Express and the AutoNation Vehicle Protection Plan. We recently announced the next phase of our comprehensive, customer-focused brand extension strategy, which includes:

•	AutoNation USA stand-alone used vehicle sales and service centers, with 25 potential sites identified, five of which are expected to open in 2017,

•	AutoNation branded parts and accessories, the launch of which began in the third quarter of 2016, and which will be expanded over the next several years,

•
the expansion of AutoNation branded collision centers, which includes the unification of our collision centers under the AutoNation retail brand and plans to open or acquire at least 18 new collision centers over the next several years, and

•	the expansion of AutoNation branded automotive auctions, which, as announced in October 2016, includes plans to open four additional automotive auctions by the end of 2018.
We expect that these initiatives will expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets. We expect that our investments in this phase of our brand extension roll-out, which may exceed $500 million in the aggregate, will continue for the next several years. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. See “Risk Factors” in Part I, Item 1A of this Form 10-K.
In connection with our brand extension strategy, we also launched a one price used vehicle sales model during the second half of 2016. The one price model is planned to be fully implemented in all of our stores by the end of the second quarter of 2017.
Takata Airbag Inflator Recall
Used vehicle unit volume and gross profit in 2016 were adversely impacted by the Takata airbag inflator recall, the largest and most complex safety recall in U.S. automotive history. This recall has been disruptive to our business, as the vehicle inventory subject to this recall has been placed on a retail sales-hold by several manufacturers until parts become available to replace the defective airbag inflators. Certain manufacturers provide financial support for select vehicles that are on a retail sales-hold as a result of the recall, which serves to reduce our costs associated with those vehicles. We cannot predict when or how many replacement parts will become available, the number of additional affected vehicles that we will acquire through trade-ins, or the amount of financial support we will receive from the manufacturers of such vehicles in the future, and this recall may continue to adversely impact our business.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market in our Consolidated Balance Sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 75,117 units in new vehicle inventory at December 31, 2016, and 80,442 units at December 31, 2015. See “New Vehicle Inventories” below for more information.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. Used vehicles that are not sold on a retail basis are generally liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $5.9 million at December 31, 2016, and $4.5 million at December 31, 2015.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.9 million at December 31, 2016, and $3.5 million at December 31, 2015.

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
As of December 31, 2016, we have $252.1 million of goodwill related to the Domestic reporting unit, $558.2 million related to the Import reporting unit, $697.4 million related to the Premium Luxury reporting unit, and $3.6 million in “Corporate and other.”
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 69 stores and totaled $546.4 million at April 30, 2016, are evaluated for impairment on a franchise-by-franchise basis annually. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of franchise rights impairment as of April 30, 2016. Based on our qualitative assessment, we determined that we should perform a quantitative test for certain franchise rights; however, no impairment charges resulted from these quantitative tests.
The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. If, hypothetically, the fair value of each of the franchise rights quantitatively tested had been determined to be 10% lower as of the valuation date, no impairment charge would have resulted. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
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
We had assets held for sale in continuing operations of $41.4 million at December 31, 2016, and $47.1 million at December 31, 2015, and assets held for sale in discontinued operations of $15.7 million at December 31, 2016, and $22.3 million at December 31, 2015.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 16 of the Notes to Consolidated Financial Statements for more information on our fair value measurement valuation process and impairment charges that were recorded during 2016 and 2015. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment to estimate future undiscounted cash flows and asset fair values, including forecasting useful lives of the assets. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.
Chargeback Liability
Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We primarily sell these products on a straight commission basis; however, in certain cases, we also participate in the future underwriting profit on certain extended service contracts pursuant to retrospective commission arrangements with the issuers of those contracts, which is recognized as earned.
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
We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $116.8 million at December 31, 2016, and $97.3 million at December 31, 2015.
Chargebacks are influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in an adjustment to our estimated liability for chargebacks. The increase in our liability for chargebacks is largely attributable to increases in vehicle unit volume and product penetration in recent years, product mix, and an overall increase in the cancellation rates of finance and insurance products. Our actual chargeback experience has not been materially different from our recorded estimates. A 10% change in our estimated cancellation rates would have changed our estimated liability for chargebacks at December 31, 2016, by approximately $11.5 million.
See Note 18 of the Notes to Consolidated Financial Statements for further information regarding chargeback liabilities.
Self-Insurance Liabilities
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. Our results could be adversely impacted by claims and other expenses related to our self-insurance programs if future occurrences and claims differ from these assumptions and historical trends. Self-insurance liabilities totaled $75.9 million at December 31, 2016, and $74.8 million at December 31, 2015. Our actual loss experience has not been materially different from our recorded estimates.
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
Although we believe we have adequately provided for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our accruals in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.
Our future effective tax rates could be affected by changes in our deferred tax assets or liabilities, the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2016 vs. 2015			2015 vs. 2014
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$12,255.8	$11,995.0	$260.8	2.2	$10,972.2	$1,022.8	9.3
Retail used vehicle	4,481.7	4,370.3	111.4	2.5	3,988.9	381.4	9.6
Wholesale	513.6	398.4	115.2	28.9	396.8	1.6	0.4
Used vehicle	4,995.3	4,768.7	226.6	4.8	4,385.7	383.0	8.7
Finance and insurance, net	894.6	868.7	25.9	3.0	750.8	117.9	15.7
Total variable operations(1)	18,145.7	17,632.4	513.3	2.9	16,108.7	1,523.7	9.5
Parts and service	3,321.4	3,082.8	238.6	7.7	2,822.5	260.3	9.2
Other	141.9	146.8	(4.9)		177.6	(30.8)
Total revenue	$21,609.0	$20,862.0	$747.0	3.6	$19,108.8	$1,753.2	9.2
Gross profit:
New vehicle	$635.8	$673.1	$(37.3)	(5.5)	$650.1	$23.0	3.5
Retail used vehicle	334.9	358.4	(23.5)	(6.6)	363.2	(4.8)	(1.3)
Wholesale	(17.3)	(4.7)	(12.6)		(2.6)	(2.1)
Used vehicle	317.6	353.7	(36.1)	(10.2)	360.6	(6.9)	(1.9)
Finance and insurance	894.6	868.7	25.9	3.0	750.8	117.9	15.7
Total variable operations(1)	1,848.0	1,895.5	(47.5)	(2.5)	1,761.5	134.0	7.6
Parts and service	1,434.7	1,338.0	96.7	7.2	1,196.6	141.4	11.8
Other	30.5	28.0	2.5		30.6	(2.6)
Total gross profit	3,313.2	3,261.5	51.7	1.6	2,988.7	272.8	9.1
Selling, general, and administrative expenses	2,349.4	2,263.5	(85.9)	(3.8)	2,079.6	(183.9)	(8.8)
Depreciation and amortization	143.4	127.4	(16.0)		106.9	(20.5)
Franchise rights impairment	—	15.4	15.4		—	(15.4)
Other income, net	(69.1)	(17.9)	51.2		(18.6)	(0.7)
Operating income	889.5	873.1	16.4	1.9	820.8	52.3	6.4
Non-operating income (expense) items:
Floorplan interest expense	(76.5)	(58.3)	(18.2)		(53.3)	(5.0)
Other interest expense	(115.5)	(90.9)	(24.6)		(86.7)	(4.2)
Loss on debt extinguishment	—	—	—		(1.6)	1.6
Interest income	1.1	0.1	1.0		0.2	(0.1)
Other income (loss), net	3.7	(1.3)	5.0		2.9	(4.2)
Income from continuing operations before income taxes	$702.3	$722.7	$(20.4)	(2.8)	$682.3	$40.4	5.9
Retail vehicle unit sales:
New vehicle	337,622	339,080	(1,458)	(0.4)	318,008	21,072	6.6
Used vehicle	225,713	227,290	(1,577)	(0.7)	214,910	12,380	5.8
	563,335	566,370	(3,035)	(0.5)	532,918	33,452	6.3
Revenue per vehicle retailed:
New vehicle	$36,300	$35,375	$925	2.6	$34,503	$872	2.5
Used vehicle	$19,856	$19,228	$628	3.3	$18,561	$667	3.6
Gross profit per vehicle retailed:
New vehicle	$1,883	$1,985	$(102)	(5.1)	$2,044	$(59)	(2.9)
Used vehicle	$1,484	$1,577	$(93)	(5.9)	$1,690	$(113)	(6.7)
Finance and insurance	$1,588	$1,534	$54	3.5	$1,409	$125	8.9
Total variable operations(2)	$3,311	$3,355	$(44)	(1.3)	$3,310	$45	1.4

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2016 (%)	2015 (%)	2014 (%)
Revenue mix percentages:
New vehicle	56.7	57.5	57.4
Used vehicle	23.1	22.9	23.0
Parts and service	15.4	14.8	14.8
Finance and insurance, net	4.1	4.2	3.9
Other	0.7	0.6	0.9
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	19.2	20.6	21.8
Used vehicle	9.6	10.8	12.1
Parts and service	43.3	41.0	40.0
Finance and insurance	27.0	26.6	25.1
Other	0.9	1.0	1.0
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.2	5.6	5.9
Used vehicle-retail	7.5	8.2	9.1
Parts and service	43.2	43.4	42.4
Total	15.3	15.6	15.6
Selling, general, and administrative expenses	10.9	10.8	10.9
Operating income	4.1	4.2	4.3
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	70.9	69.4	69.6
Operating income	26.8	26.8	27.5

	December 31,
	2016	2015
Days supply:
New vehicle (industry standard of selling days)	61 days	68 days
Used vehicle (trailing calendar month days)	44 days	43 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. For example, the results for a store acquired in February 2015 would be included only in our same store comparison of 2016 to 2015, not in our same store comparison of 2015 to 2014. Therefore, the amounts presented in the year 2015 column that is being compared to the year 2016 column may differ from the amounts presented in the year 2015 column that is being compared to the year 2014 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,288.4	$11,605.0	$(316.6)	(2.7)	$11,576.5	$10,885.3	$691.2	6.3
Retail used vehicle	4,123.5	4,201.1	(77.6)	(1.8)	4,209.2	3,957.8	251.4	6.4
Wholesale	471.5	387.4	84.1	21.7	390.7	395.0	(4.3)	(1.1)
Used vehicle	4,595.0	4,588.5	6.5	0.1	4,599.9	4,352.8	247.1	5.7
Finance and insurance, net	834.6	841.4	(6.8)	(0.8)	846.1	745.6	100.5	13.5
Total variable operations(1)	16,718.0	17,034.9	(316.9)	(1.9)	17,022.5	15,983.7	1,038.8	6.5
Parts and service	3,054.2	2,966.2	88.0	3.0	2,973.3	2,793.1	180.2	6.5
Other	141.6	146.1	(4.5)		146.7	176.3	(29.6)
Total revenue	$19,913.8	$20,147.2	$(233.4)	(1.2)	$20,142.5	$18,953.1	$1,189.4	6.3
Gross profit:
New vehicle	$590.2	$656.2	$(66.0)	(10.1)	$642.7	$646.0	$(3.3)	(0.5)
Retail used vehicle	311.5	345.9	(34.4)	(9.9)	346.3	359.6	(13.3)	(3.7)
Wholesale	(15.0)	(4.3)	(10.7)		(4.7)	(2.2)	(2.5)
Used vehicle	296.5	341.6	(45.1)	(13.2)	341.6	357.4	(15.8)	(4.4)
Finance and insurance	834.6	841.4	(6.8)	(0.8)	846.1	745.6	100.5	13.5
Total variable operations(1)	1,721.3	1,839.2	(117.9)	(6.4)	1,830.4	1,749.0	81.4	4.7
Parts and service	1,324.3	1,286.5	37.8	2.9	1,285.7	1,182.5	103.2	8.7
Other	28.0	26.7	1.3		27.1	30.2	(3.1)
Total gross profit	$3,073.6	$3,152.4	$(78.8)	(2.5)	$3,143.2	$2,961.7	$181.5	6.1
Retail vehicle unit sales:
New vehicle	310,351	326,306	(15,955)	(4.9)	329,431	314,683	14,748	4.7
Used vehicle	206,365	216,628	(10,263)	(4.7)	220,538	212,731	7,807	3.7
Total	516,716	542,934	(26,218)	(4.8)	549,969	527,414	22,555	4.3
Revenue per vehicle retailed:
New vehicle	$36,373	$35,565	$808	2.3	$35,141	$34,591	$550	1.6
Used vehicle	$19,982	$19,393	$589	3.0	$19,086	$18,605	$481	2.6
Gross profit per vehicle retailed:
New vehicle	$1,902	$2,011	$(109)	(5.4)	$1,951	$2,053	$(102)	(5.0)
Used vehicle	$1,509	$1,597	$(88)	(5.5)	$1,570	$1,690	$(120)	(7.1)
Finance and insurance	$1,615	$1,550	$65	4.2	$1,538	$1,414	$124	8.8
Total variable operations(2)	$3,360	$3,395	$(35)	(1.0)	$3,337	$3,320	$17	0.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2016 (%)	2015 (%)	2015 (%)	2014 (%)
Revenue mix percentages:
New vehicle	56.7	57.6	57.5	57.4
Used vehicle	23.1	22.8	22.8	23.0
Parts and service	15.3	14.7	14.8	14.7
Finance and insurance, net	4.2	4.2	4.2	3.9
Other	0.7	0.7	0.7	1.0
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	19.2	20.8	20.4	21.8
Used vehicle	9.6	10.8	10.9	12.1
Parts and service	43.1	40.8	40.9	39.9
Finance and insurance	27.2	26.7	26.9	25.2
Other	0.9	0.9	0.9	1.0
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.2	5.7	5.6	5.9
Used vehicle-retail	7.6	8.2	8.2	9.1
Parts and service	43.4	43.4	43.2	42.3
Total	15.4	15.6	15.6	15.6

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2016	2015	2016 vs. 2015			2015 vs. 2014
			Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$12,255.8	$11,995.0	$260.8	2.2	$10,972.2	$1,022.8	9.3
Gross profit	$635.8	$673.1	$(37.3)	(5.5)	$650.1	$23.0	3.5
Retail vehicle unit sales	337,622	339,080	(1,458)	(0.4)	318,008	21,072	6.6
Revenue per vehicle retailed	$36,300	$35,375	$925	2.6	$34,503	$872	2.5
Gross profit per vehicle retailed	$1,883	$1,985	$(102)	(5.1)	$2,044	$(59)	(2.9)
Gross profit as a percentage of revenue	5.2%	5.6%			5.9%
Days supply (industry standard of selling days)	61 days	68 days

	Years Ended December 31,
	2016	2015	2016 vs. 2015		2015	2014	2015 vs. 2014
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$11,288.4	$11,605.0	$(316.6)	(2.7)	$11,576.5	$10,885.3	$691.2	6.3
Gross profit	$590.2	$656.2	$(66.0)	(10.1)	$642.7	$646.0	$(3.3)	(0.5)
Retail vehicle unit sales	310,351	326,306	(15,955)	(4.9)	329,431	314,683	14,748	4.7
Revenue per vehicle retailed	$36,373	$35,565	$808	2.3	$35,141	$34,591	$550	1.6
Gross profit per vehicle retailed	$1,902	$2,011	$(109)	(5.4)	$1,951	$2,053	$(102)	(5.0)
Gross profit as a percentage of revenue	5.2%	5.7%			5.6%	5.9%

The following discussion of new vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $967.4 million, $390.0 million, and $86.9 million in new vehicle revenue and $45.6 million, $16.9 million, and $4.1 million in new vehicle gross profit for 2016, 2015, and 2014, respectively, is related to acquisition and divestiture activity.
2016 compared to 2015
Same store new vehicle revenue decreased during 2016, as compared to 2015 as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to certain manufacturers’ disruptive marketing and sales incentive programs, which resulted in a more competitive automotive retail environment.
Same store revenue PVR during 2016 benefited from an increase in the average selling prices for vehicles in all three segments, as well as lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store gross profit PVR decreased during 2016, as compared to 2015, primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment.
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
Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit in accordance with generally accepted accounting principles.

	Years Ended December 31,
($ in millions)	2016	2015	Variance 2016 vs. 2015	2014	Variance 2015 vs. 2014
Floorplan assistance	$124.0	$117.8	$6.2	$106.2	$11.6
New vehicle floorplan interest expense	(71.5)	(55.3)	(16.2)	(50.6)	(4.7)
Net new vehicle inventory carrying benefit	$52.5	$62.5	$(10.0)	$55.6	$6.9
2016 compared to 2015
The net new vehicle inventory carrying benefit decreased in 2016, as compared to 2015, primarily due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year, which was due in part to the acquisitions we completed in 2016 and 2015, and higher interest rates. Floorplan assistance increased due to an increase in the floorplan assistance rate per unit and benefited from the acquisitions we completed in 2016 and 2015.
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
New Vehicle Inventories
Our new vehicle inventories were $2.8 billion or 61 days supply at December 31, 2016, as compared to new vehicle inventories of $2.9 billion or 68 days supply at December 31, 2015. We had 75,117 units in new vehicle inventory at December 31, 2016, and 80,442 units at December 31, 2015. The decrease in new vehicle inventory days supply at December 31, 2016, as compared to December 31, 2015, is primarily due to steps we have taken to align our inventory in response to the current market conditions.

Used Vehicle

	Years Ended December 31,
			2016 vs. 2015			2015 vs. 2014
($ in millions, except per vehicle data)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$4,481.7	$4,370.3	$111.4	2.5	$3,988.9	$381.4	9.6
Wholesale revenue	513.6	398.4	115.2	28.9	396.8	1.6	0.4
Total revenue	$4,995.3	$4,768.7	$226.6	4.8	$4,385.7	$383.0	8.7
Retail gross profit	$334.9	$358.4	$(23.5)	(6.6)	$363.2	$(4.8)	(1.3)
Wholesale loss	(17.3)	(4.7)	(12.6)		(2.6)	(2.1)
Total gross profit	$317.6	$353.7	$(36.1)	(10.2)	$360.6	$(6.9)	(1.9)
Retail vehicle unit sales	225,713	227,290	(1,577)	(0.7)	214,910	12,380	5.8
Revenue per vehicle retailed	$19,856	$19,228	$628	3.3	$18,561	$667	3.6
Gross profit per vehicle retailed	$1,484	$1,577	$(93)	(5.9)	$1,690	$(113)	(6.7)
Gross profit as a percentage of retail revenue	7.5%	8.2%			9.1%
Days supply (trailing calendar month days)	44 days	43 days

	Years Ended December 31,
	2016	2015	2016 vs. 2015		2015	2014	2015 vs. 2014
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$4,123.5	$4,201.1	$(77.6)	(1.8)	$4,209.2	$3,957.8	$251.4	6.4
Wholesale revenue	471.5	387.4	84.1	21.7	390.7	395.0	(4.3)	(1.1)
Total revenue	$4,595.0	$4,588.5	$6.5	0.1	$4,599.9	$4,352.8	$247.1	5.7
Retail gross profit	$311.5	$345.9	$(34.4)	(9.9)	$346.3	$359.6	$(13.3)	(3.7)
Wholesale loss	(15.0)	(4.3)	(10.7)		(4.7)	(2.2)	(2.5)
Total gross profit	$296.5	$341.6	$(45.1)	(13.2)	$341.6	$357.4	$(15.8)	(4.4)
Retail vehicle unit sales	206,365	216,628	(10,263)	(4.7)	220,538	212,731	7,807	3.7
Revenue per vehicle retailed	$19,982	$19,393	$589	3.0	$19,086	$18,605	$481	2.6
Gross profit per vehicle retailed	$1,509	$1,597	$(88)	(5.5)	$1,570	$1,690	$(120)	(7.1)
Gross profit as a percentage of retail revenue	7.6%	8.2%			8.2%	9.1%
The following discussion of used vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $358.2 million, $169.2 million, and $31.1 million in retail used vehicle revenue and $23.4 million, $12.5 million, and $3.6 million in retail used vehicle gross profit for 2016, 2015, and 2014, respectively, is related to acquisition and divestiture activity.

2016 compared to 2015
Same store retail used vehicle revenue decreased during 2016, as compared to 2015, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was driven by a competitive automotive retail environment, as well as a decrease in trade-in volume associated with the decrease in new vehicle sales, partially offset by an increase in sales of certified pre-owned vehicles. Same store unit volume was also adversely impacted by manufacturer safety recalls, including the Takata airbag inflator recall, and the application of our previous open safety recall policy. Effective in the fourth quarter of 2016, we modified our recall policy to permit the retail sale of certain used vehicles with an open recall, where parts are not available to complete the recall and full disclosure is made to the purchaser.
Same store revenue PVR benefited from an increase in the average selling price of used vehicles for all three segments, and a shift in mix toward Premium Luxury vehicles and the increase in sales of certified pre-owned vehicles, both of which have relatively higher average selling prices.
Same store gross profit PVR decreased during 2016, as compared to 2015, primarily due to margin pressure resulting from new vehicle gross profit PVR compression during the same period combined with the application of our previous open safety recall policy.
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
Used Vehicle Inventories
Used vehicle inventories were $559.1 million or 44 days supply at December 31, 2016, compared to $539.7 million or 43 days supply at December 31, 2015. We had 36,678 units in used vehicle inventory at December 31, 2016, and 36,299 units at December 31, 2015.

Parts & Service

	Years Ended December 31,
			2016 vs. 2015			2015 vs. 2014
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,321.4	$3,082.8	$238.6	7.7	$2,822.5	$260.3	9.2
Gross profit	$1,434.7	$1,338.0	$96.7	7.2	$1,196.6	$141.4	11.8
Gross profit as a percentage of revenue	43.2%	43.4%			42.4%

	Years Ended December 31,
			2016 vs. 2015				2015 vs. 2014
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,054.2	$2,966.2	$88.0	3.0	$2,973.3	$2,793.1	$180.2	6.5
Gross profit	$1,324.3	$1,286.5	$37.8	2.9	$1,285.7	$1,182.5	$103.2	8.7
Gross profit as a percentage of revenue	43.4%	43.4%			43.2%	42.3%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.

The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $267.2 million, $116.6 million, and $29.4 million in parts and service revenue and $110.4 million, $51.5 million, and $14.1 million in parts and service gross profit for 2016, 2015, and 2014, respectively, is related to acquisition and divestiture activity.

2016 compared to 2015
Same store parts and service gross profit increased during 2016, as compared to 2015, primarily due to increases in gross profit associated with customer-pay service of $28.8 million and warranty of $23.4 million, partially offset by a decrease in gross profit associated with the preparation of vehicles for sale of $8.1 million.
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

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2016 vs. 2015			2015 vs. 2014
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$894.6	$868.7	$25.9	3.0	$750.8	$117.9	15.7
Gross profit per vehicle retailed	$1,588	$1,534	$54	3.5	$1,409	$125	8.9

	Years Ended December 31,
			2016 vs. 2015				2015 vs. 2014
	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2015	2014	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$834.6	$841.4	$(6.8)	(0.8)	$846.1	$745.6	$100.5	13.5
Gross profit per vehicle retailed	$1,615	$1,550	$65	4.2	$1,538	$1,414	$124	8.8
Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We primarily sell these products on a straight commission basis; however, in certain cases, we also participate in the future underwriting profit on certain extended service contracts pursuant to retrospective commission arrangements with the issuers of those contracts, which is recognized as earned.

The following discussion of finance and insurance is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $60.0 million, $27.3 million, and $5.2 million for 2016, 2015, and 2014 respectively, is related to acquisition and divestiture activity.

2016 compared to 2015
Same store finance and insurance revenue and gross profit decreased during 2016, as compared to 2015, due to the decrease in new and used vehicle unit volume, partially offset by an increase in same store finance and insurance revenue and gross profit PVR.
Same store finance and insurance revenue and gross profit PVR increased primarily due to an increase in profit on vehicle service contracts as a result of the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, which was rolled out during the second half of 2015. Same store finance and insurance revenue and gross profit PVR also benefited from increases in product penetration and amounts financed per transaction.
2015 compared to 2014
Same store finance and insurance revenue and gross profit increased during 2015, as compared to 2014, due to increases in same store finance and insurance revenue and gross profit PVR and new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit PVR benefited from increases in product penetration, profit on vehicle service contracts, amounts financed per transaction, and the number of customers financing vehicles through our stores.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,810.0	$7,069.8	$740.2	10.5	$6,359.5	$710.3	11.2
Import	6,886.1	7,037.2	(151.1)	(2.1)	6,717.8	319.4	4.8
Premium Luxury	6,665.3	6,607.8	57.5	0.9	5,889.3	718.5	12.2
Total	21,361.4	20,714.8	646.6	3.1	18,966.6	1,748.2	9.2
Corporate and other	247.6	147.2	100.4	68.2	142.2	5.0	3.5
Total consolidated revenue	$21,609.0	$20,862.0	$747.0	3.6	$19,108.8	$1,753.2	9.2
Segment income(1):
Domestic	$311.1	$336.9	$(25.8)	(7.7)	$285.0	$51.9	18.2
Import	296.8	311.4	(14.6)	(4.7)	291.3	20.1	6.9
Premium Luxury	350.2	376.2	(26.0)	(6.9)	366.1	10.1	2.8
Total	958.1	1,024.5	(66.4)	(6.5)	942.4	82.1	8.7
Corporate and other	(145.1)	(209.7)	64.6		(174.9)	(34.8)
Floorplan interest expense	76.5	58.3	(18.2)		53.3	(5.0)
Operating income	$889.5	$873.1	$16.4	1.9	$820.8	$52.3	6.4
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	118,867	111,519	7,348	6.6	102,643	8,876	8.6
Import	150,005	157,868	(7,863)	(5.0)	154,066	3,802	2.5
Premium Luxury	68,750	69,693	(943)	(1.4)	61,299	8,394	13.7
	337,622	339,080	(1,458)	(0.4)	318,008	21,072	6.6

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$7,810.0	$7,069.8	$740.2	10.5	$6,359.5	$710.3	11.2
Segment income	$311.1	$336.9	$(25.8)	(7.7)	$285.0	$51.9	18.2
Retail new vehicle unit sales	118,867	111,519	7,348	6.6	102,643	8,876	8.6

2016 compared to 2015
Domestic revenue increased during 2016, as compared to 2015, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. New and used vehicle unit volume benefited from the acquisitions we completed in 2016 and 2015. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices. Domestic revenue was adversely impacted by the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment.
Domestic segment income decreased during 2016, as compared to 2015, due in part to an increase in SG&A expenses largely due to the acquisitions we completed in 2016 and 2015. Domestic segment income was also adversely impacted by a decrease in new vehicle gross profit primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, a decrease in used vehicle gross profit due to the competitive automotive retail environment and the application of our previous open safety recall policy, and an increase in floorplan interest expense and depreciation and amortization expense. Domestic segment income benefited from increases in parts and service gross profit and finance and insurance revenue and gross profit due to the acquisitions we completed in 2016 and 2015.
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

Import
The Import segment operating results included the following:

	Years Ended December 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,886.1	$7,037.2	$(151.1)	(2.1)	$6,717.8	$319.4	4.8
Segment income	$296.8	$311.4	$(14.6)	(4.7)	$291.3	$20.1	6.9
Retail new vehicle unit sales	150,005	157,868	(7,863)	(5.0)	154,066	3,802	2.5

2016 compared to 2015
Import revenue decreased during 2016, as compared to 2015, due to a decrease in new vehicle unit volume primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, and a decrease in used vehicle unit volume due to the more competitive automotive retail environment and the application of our previous open safety recall policy. Import revenue benefited from the acquisitions we completed in 2016 and 2015.
Import segment income decreased during 2016, as compared to 2015, due to a decrease in new vehicle gross profit primarily due to the disruptive manufacturer marketing and sales incentive programs described above, which resulted in a more competitive automotive retail environment, and a decrease in used vehicle gross profit due to the competitive automotive retail environment and the application of our previous open safety recall policy. Import segment income also was adversely impacted by a decrease in finance and insurance gross profit, partially offset by a decrease in variable expenses and an increase in parts and service gross profit.
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

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,665.3	$6,607.8	$57.5	0.9	$5,889.3	$718.5	12.2
Segment income	$350.2	$376.2	$(26.0)	(6.9)	$366.1	$10.1	2.8
Retail new vehicle unit sales	68,750	69,693	(943)	(1.4)	61,299	8,394	13.7

2016 compared to 2015
Premium Luxury revenue increased during 2016, as compared to 2015, primarily due to an increase in used vehicle and parts and service revenue due to the acquisitions we completed in 2016 and 2015, partially offset by a decrease in new vehicle revenue due to a decrease in new vehicle unit volume.
Premium Luxury segment income decreased during 2016, as compared to 2015, primarily due to an increase in SG&A expenses largely due to the acquisitions we completed in 2016 and 2015 and a decrease in new and used vehicle gross profit due to the competitive automotive retail environment and the application of our previous open safety recall policy. These decreases were partially offset by an increase in parts and service gross profit due to the acquisitions mentioned above.
2015 compared to 2014
Premium Luxury revenue increased during 2015, as compared to 2014, primarily due to an increase in new and used vehicle unit volume and used vehicle revenue PVR. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and confidence. New product offerings from certain automotive manufacturers also favorably impacted new vehicle unit volume. The increase in used vehicle unit volume was primarily due to an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume associated with new vehicle sales. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices. New and used vehicle unit volume also benefited from the acquisitions we completed during 2015.
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

	Years Ended December 31,
($ in millions)	2016	2015	Variance Favorable / (Unfavorable)	% Variance	2014	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,467.5	$1,454.3	$(13.2)	(0.9)	$1,362.5	$(91.8)	(6.7)
Advertising	196.7	188.5	(8.2)	(4.4)	164.9	(23.6)	(14.3)
Store and corporate overhead	685.2	620.7	(64.5)	(10.4)	552.2	(68.5)	(12.4)
Total	$2,349.4	$2,263.5	$(85.9)	(3.8)	$2,079.6	$(183.9)	(8.8)

SG&A as a % of total gross profit:
Compensation	44.3	44.6	30	bps	45.6	100	bps
Advertising	5.9	5.8	(10)	bps	5.5	(30)	bps
Store and corporate overhead	20.7	19.0	(170)	bps	18.5	(50)	bps
Total	70.9	69.4	(150)	bps	69.6	20	bps
2016 compared to 2015
SG&A expenses increased in 2016, as compared to 2015, primarily due to the acquisitions we completed in 2016. SG&A expenses in 2016 were also negatively impacted by an increase in hail-related losses of $7.5 million as compared to the prior year. These increases were partially offset by a decrease in variable expenses as a result of the decrease in unit volume. As a percentage of total gross profit, SG&A expenses increased to 70.9% in 2016 from 69.4% in 2015, primarily due to gross profit pressure from the disruptive manufacturer marketing and sales incentive programs discussed above under “Market Conditions” and the application of our previous open safety recall policy.
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
Other Income, Net (included in Operating Income)
During 2016, we recognized net gains of $61.8 million related to the divestiture of five Domestic stores and nine Import stores, a gain of $14.4 million in connection with a legal settlement related to the Volkswagen diesel emissions litigation, and a gain of $5.5 million related to payments we received to waive certain franchise protest rights. These net gains were partially offset by non-cash property impairments of $14.0 million.
During 2015, we recognized gains related to property dispositions of $16.7 million and the divestiture of three Import stores of $7.4 million. These gains were partially offset by non-cash property impairments of $6.1 million.
During 2014, we recognized a gain related to the divestiture of two Import stores of $4.4 million, a gain related to a legal settlement of $4.0 million, and a net gain related to business/property dispositions of $8.1 million, primarily related to the divestiture of our customer lead distribution business.

Franchise Rights Impairment
During 2015, we recorded non-cash impairment charges of $15.4 million associated with franchise rights recorded at our Volkswagen stores. See Note 16 of the Notes to Consolidated Financial Statements for more information.
Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $76.5 million in 2016, $58.3 million in 2015, and $53.3 million in 2014. The increase in floorplan interest expense of $18.2 million in 2016, as compared to 2015, is the result of higher average vehicle floorplan balances during the year, which was due in part to the acquisitions we completed in 2016 and 2015, and higher interest rates. The increase in floorplan interest expense of $5.0 million in 2015, as compared to 2014, is primarily the result of higher average vehicle floorplan balances during the year.
Other Interest Expense
Other interest expense was $115.5 million in 2016, $90.9 million in 2015, and $86.7 million in 2014. The increase in interest expense of $24.6 million in 2016, as compared to 2015, was driven by higher average debt balances resulting primarily from share repurchases and acquisitions. The increase in interest expense of $4.2 million in 2015, as compared to 2014, was primarily due to an increase of $8.3 million resulting from the September 2015 issuance of our 3.35% Senior Notes due 2021 and 4.5% Senior Notes due 2025. This increase was partially offset by decreases in interest expense of $3.3 million due to lower interest rates associated with our credit facility refinancing in December 2014 and our commercial paper program established in May 2015, and $0.6 million resulting from lower levels of debt outstanding during the year associated with our mortgage facility.
Loss on Debt Extinguishment
We expensed $1.6 million pre-tax in the fourth quarter of 2014 related to our credit facility refinancing transaction. This expense included $0.4 million for the write-off of previously deferred debt issuance costs.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 38.5% in 2016. See Note 11 of the Notes to Consolidated Financial Statements for discussion of our unrecognized tax benefits. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2017.
Our effective income tax rate was 38.6% in 2015 and was 38.5% in 2014.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014. Results from discontinued operations, net of income taxes, were primarily related to a non-cash impairment charge and carrying costs for real estate we have not yet sold associated with stores that were closed prior to January 1, 2014.

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

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2016 and 2015:

(In millions)	December 31, 2016		December 31, 2015
Cash and cash equivalents	$64.8		$74.1
Revolving credit facility(1)	$1,058.7	(2)	$1,463.1
Secured used floorplan facilities(3)	$0.3		$127.1

(1)	As limited by the maximum consolidated leverage ratio in our credit agreement.

(2)
At December 31, 2016, we had $44.1 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $942.0 million of commercial paper notes outstanding at December 31, 2016, which in effect reduced the available liquidity under our revolving credit facility to $813.9 million. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 3 of the Notes to Consolidated Financial Statements for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At December 31, 2016, surety bonds, letters of credit, and cash deposits totaled $102.7 million, including the $44.1 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
In February 2016, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
Capital Allocation
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities, as well as for other strategic and technology initiatives, including the next phase of our brand extension strategy discussed above under “Strategic Initiatives.” We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2016	2015	2014
Shares repurchased	10.5	3.9	9.4
Aggregate purchase price	$497.0	$235.1	$485.1
Average purchase price per share	$47.30	$60.49	$51.59
As of December 31, 2016, $298.6 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2016	2015	2014
Purchases of property and equipment, including operating lease buy-outs (1)	$253.2	$266.9	$197.8

(1) Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2016	2015	2014
Cash used in business acquisitions, net(1)	$(410.4)	$(321.5)	$(205.2)
Cash received from business divestitures, net	$150.4	$43.9	$41.4
Proceeds from the sale of property and equipment	$8.7	$21.9	$5.5
Proceeds from the disposal of assets held for sale	$4.8	$11.5	$2.6

(1) Excludes capital leases and deferred purchase price commitments.
During 2016, we purchased 20 stores located in Texas, New York, Colorado, California, and Maryland, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, Sprinter, Jaguar, Land Rover, and BMW franchises. We also purchased a collision center in Illinois in 2016. We purchased 22 stores in 2015 and five stores in 2014.
During 2016, we divested five Domestic stores and nine Import stores. In 2015, we divested three Import stores. In 2014, we divested two Import stores and our customer lead distribution business, which was reported in the “Corporate and other” category of our segment information.
We regularly review our store portfolio and may divest stores opportunistically. Since January 1, 2015, we have received $241.2 million of proceeds related to asset sales, including business and real estate divestitures. We have utilized those proceeds, and expect to utilize proceeds from future asset sales, to fund our capital investments and strategic initiatives or for other general corporate purposes.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2016 and 2015:

(In millions)	2016	2015
6.75% Senior Notes due 2018	$400.0	$400.0
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	300.0
4.5% Senior Notes due 2025	450.0	450.0
Revolving credit facility due 2019	—	—
Mortgage facility(1)	153.2	175.7
Capital leases and other debt	136.2	95.0
	1,789.4	1,770.7
Less: unamortized debt discounts and debt issuance costs	(10.8)	(13.7)
Less: current maturities	(167.5)	(11.7)
Long-term debt, net of current maturities	$1,611.1	$1,745.3

(1)	The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017.
At December 31, 2016, we had $942.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.26% and a weighted-average remaining term of 24 days.
See Note 7 of the Notes to Consolidated Financial Statements for more information on our long-term debt and commercial paper.
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

As of December 31, 2016, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2016, our leverage ratio and capitalization ratio were as follows:

	December 31, 2016
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.70x
Capitalization ratio	≤ 70.0%	63.0%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	2016	2015
Vehicle floorplan payable - trade	$2,308.8	$2,565.8
Vehicle floorplan payable - non-trade	1,540.4	1,161.3
Vehicle floorplan payable	$3,849.2	$3,727.1
See Note 3 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2016	2015	2014
Net cash provided by operating activities	$516.0	$507.2	$485.1
Net cash used in investing activities	$(489.7)	$(509.4)	$(376.0)
Net cash provided by (used in) financing activities	$(35.6)	$0.9	$(102.9)
Cash Flows from Operating Activities
Our primary sources of operating cash flows are collections from contracts-in-transit and customers following the sale of vehicles and finance and insurance products, collections from customers for the sale of parts and services, and proceeds from vehicle floorplan payable-trade. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, purchases of parts inventory, personnel-related expenditures, and payments related to taxes and leased properties.
2016 compared to 2015
Net cash provided by operating activities increased during 2016, as compared to 2015, and was primarily due to a decrease in working capital requirements, partially offset by a decrease in earnings.
2015 compared to 2014
Net cash provided by operating activities increased during 2015, as compared to 2014, and was primarily due to a decrease in working capital requirements and an increase in earnings.
During 2014, we paid $7.2 million in connection with refinancing our indebtedness. Cash flows from operating activities in 2014 reflect $1.2 million of these cash payments that we charged to expense related to this refinancing transaction. In addition, we charged to expense $0.4 million of previously deferred debt issuance costs. Cash flows from financing activities in 2014, discussed below, reflect $6.0 million of debt issuance costs that are being amortized to interest expense over the term of our credit agreement.

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
2016 compared to 2015
Net cash used in investing activities decreased during 2016, as compared to 2015, primarily due to an increase in cash received from business divestitures, net of cash relinquished, partially offset by an increase in cash used in business acquisitions, net of cash acquired.
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
2016 compared to 2015
Under our share repurchase program authorized by our Board of Directors, during 2016, we repurchased 10.5 million shares of common stock for an aggregate purchase price of $497.0 million (average purchase price per share of $47.30). Additionally, 38,906 shares were surrendered to AutoNation in 2016 to satisfy tax withholding obligations in connection with the vesting of restricted stock. During 2015, we repurchased 3.9 million shares of our common stock for an aggregate purchase price of $235.1 million (average purchase price per share of $60.49). Additionally, 36,712 shares were surrendered to AutoNation in 2015 to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 and $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025. Cash flows from financing activities in 2015 reflect cash payments of $6.4 million for debt issuance costs that are being amortized to interest expense over the terms of the related debt arrangements.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $342.5 million during 2016 and $599.5 million during 2015.
During 2016, we borrowed $1.3 billion and repaid $1.3 billion under our revolving credit facility. During 2015, we borrowed $1.4 billion and repaid $2.5 billion under our revolving credit facility, for net repayments of $1.1 billion.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net proceeds of $153.8 million during 2016 compared to net repayments of $13.3 million in 2015.
During 2016, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options as compared to 2015.
2015 compared to 2014
During 2014, we amended and restated our existing unsecured credit agreement and replaced our $500.0 million term loan facility and $1.2 billion revolving credit facility with a $1.8 billion revolving credit facility. The indebtedness outstanding under the prior credit agreement was paid off with proceeds from our amended credit agreement. Cash flows from financing activities in 2014 also reflect cash payments of $6.0 million for debt issuance costs that are being amortized to interest expense over the term of our credit agreement. During 2014, we borrowed $2.8 billion and repaid $2.0 billion under our revolving credit facilities, for net borrowings of $810.0 million.

Net cash flows from financing activities during 2015, as compared to 2014, were impacted primarily by the debt activity that occurred in 2015 as compared to 2014, described above, and a decrease in repurchases of common stock.

Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2016. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2017)	1 - 3 Years (2018 and 2019)	3 - 5 Years (2020 and 2021)	More Than 5 Years (2022 and thereafter)
Vehicle floorplan payable (Note 3)(1)	$3,849.2	$3,849.2	$—	$—	$—
Long-term debt, including capital leases (Note 7)(1)(2)	1,789.4	167.5	454.4	656.9	510.6
Commercial paper (Note 7)(1)	942.0	942.0	—	—	—
Interest payments(3)	392.8	91.7	124.8	72.7	103.6
Operating lease and other commitments (Note 8)(1)(4)	433.3	45.6	81.9	69.0	236.8
Unrecognized tax benefits, net (Note 11)(1)	7.7	—	3.0	4.7	—
Deferred compensation obligations(5)	68.2	5.0	—	—	63.2
Estimated chargeback liability (Note 18)(1)(6)	116.8	67.5	43.9	5.2	0.2
Estimated self-insurance obligations (Note 6)(1)(7)	75.9	27.2	26.2	11.1	11.4
Purchase obligations(8)	113.7	95.8	16.8	0.3	0.8
Total	$7,789.0	$5,291.5	$751.0	$819.9	$926.6

(1)	See Notes to Consolidated Financial Statements.

(2)	Amounts for long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $2.6 million or debt issuance costs of $8.2 million.

(3)
Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes, mortgage facility, and capital leases. Estimates of future interest payments for vehicle floorplan payables and commercial paper are excluded due to the short-term nature of these facilities.

(4)
Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2016, these charges totaled approximately $24 million. Additionally, operating leases that are on a month-to-month basis are not included.

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

(8)	Primarily represents purchase orders and contracts in connection with information technology and communication systems and real estate construction projects.
We expect that the amounts above will be funded through cash flows from operations or borrowings under our commercial paper program or credit agreement. In the case of payments due upon the maturity of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2016, surety bonds, letters of credit, and cash deposits totaled $102.7 million, of which $44.1 million represented letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our brand extension strategy, open safety recalls, pending or planned acquisitions, strategic initiatives, expected future investments in our business, and our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
We had $3.8 billion of variable rate vehicle floorplan payable at December 31, 2016, and $3.7 billion at December 31, 2015. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $38.5 million in 2016 and $37.3 million in 2015 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $942.0 million of commercial paper notes outstanding at December 31, 2016, and $599.5 million at December 31, 2015. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $9.4 million in 2016 and $6.0 million in 2015.
Our fixed rate long-term debt, consisting of amounts outstanding under senior unsecured notes, mortgages, and capital lease and other debt obligations, totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2016, and as of December 31, 2015.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
February 8, 2017
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited AutoNation, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoNation, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, AutoNation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
AutoNation, Inc. acquired two stores and one collision center in the fourth quarter of 2016, and management excluded from its assessment of the effectiveness of AutoNation, Inc.’s internal control over financial reporting as of December 31, 2016, the two stores and one collision center, which had less than 0.6% of total assets and less than 0.4% of total revenue included in the consolidated financial statements of AutoNation, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of AutoNation, Inc. also excluded an evaluation of the internal control over financial reporting of the two stores and one collision center.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoNation, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 8, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 8, 2017
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64.8	$74.1
Receivables, net	1,032.9	908.2
Inventory	3,520.1	3,612.0
Other current assets	97.0	115.4
Total Current Assets	4,714.8	4,709.7
PROPERTY AND EQUIPMENT, NET	2,843.2	2,667.4
GOODWILL, NET	1,511.3	1,394.5
OTHER INTANGIBLE ASSETS, NET	598.2	439.9
OTHER ASSETS	392.5	336.7
Total Assets	$10,060.0	$9,548.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,308.8	$2,565.8
Vehicle floorplan payable - non-trade	1,540.4	1,161.3
Accounts payable	303.7	299.9
Commercial paper	942.0	599.5
Current maturities of long-term debt	167.5	11.7
Other current liabilities	566.8	529.2
Total Current Liabilities	5,829.2	5,167.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,611.1	1,745.3
DEFERRED INCOME TAXES	91.5	78.6
OTHER LIABILITIES	217.9	207.6
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 120,562,149 shares issued at December 31, 2016, and December 31, 2015, including shares held in treasury	1.2	1.2
Additional paid-in capital	18.2	5.2
Retained earnings	3,133.3	2,702.8
Treasury stock, at cost; 19,909,940 and 9,758,091 shares held, respectively	(842.4)	(359.9)
Total Shareholders’ Equity	2,310.3	2,349.3
Total Liabilities and Shareholders’ Equity	$10,060.0	$9,548.2

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2016	2015	2014
Revenue:
New vehicle	$12,255.8	$11,995.0	$10,972.2
Used vehicle	4,995.3	4,768.7	4,385.7
Parts and service	3,321.4	3,082.8	2,822.5
Finance and insurance, net	894.6	868.7	750.8
Other	141.9	146.8	177.6
TOTAL REVENUE	21,609.0	20,862.0	19,108.8
Cost of Sales:
New vehicle	11,620.0	11,321.9	10,322.1
Used vehicle	4,677.7	4,415.0	4,025.1
Parts and service	1,886.7	1,744.8	1,625.9
Other	111.4	118.8	147.0
TOTAL COST OF SALES (excluding depreciation shown below)	18,295.8	17,600.5	16,120.1
Gross Profit:
New vehicle	635.8	673.1	650.1
Used vehicle	317.6	353.7	360.6
Parts and service	1,434.7	1,338.0	1,196.6
Finance and insurance	894.6	868.7	750.8
Other	30.5	28.0	30.6
TOTAL GROSS PROFIT	3,313.2	3,261.5	2,988.7
Selling, general, and administrative expenses	2,349.4	2,263.5	2,079.6
Depreciation and amortization	143.4	127.4	106.9
Franchise rights impairment	—	15.4	—
Other income, net	(69.1)	(17.9)	(18.6)
OPERATING INCOME	889.5	873.1	820.8
Non-operating income (expense) items:
Floorplan interest expense	(76.5)	(58.3)	(53.3)
Other interest expense	(115.5)	(90.9)	(86.7)
Loss on debt extinguishment	—	—	(1.6)
Interest income	1.1	0.1	0.2
Other income (loss), net	3.7	(1.3)	2.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	702.3	722.7	682.3
Income tax provision	270.6	279.0	262.5
NET INCOME FROM CONTINUING OPERATIONS	431.7	443.7	419.8
Loss from discontinued operations, net of income taxes	(1.2)	(1.1)	(1.1)
NET INCOME	$430.5	$442.6	$418.7
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.19	$3.94	$3.58
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$4.18	$3.93	$3.57
Weighted average common shares outstanding	103.1	112.7	117.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.16	$3.90	$3.53
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$4.15	$3.89	$3.52
Weighted average common shares outstanding	103.8	113.9	118.9
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	100.7	110.8	113.3
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015, and 2014
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2013	163,562,149	$1.6	$42.8	$3,337.9	$(1,320.6)	$2,061.7
Net income	—	—	—	418.7	—	418.7
Repurchases of common stock	—	—	—	—	(487.7)	(487.7)
Stock-based compensation expense	—	—	26.3	—	—	26.3
Shares awarded under stock-based compensation plans, including excess income tax benefit of $18.0	—	—	(7.3)	—	60.4	53.1
BALANCE AT DECEMBER 31, 2014	163,562,149	$1.6	$61.8	$3,756.6	$(1,747.9)	$2,072.1
Net income	—	—	—	442.6	—	442.6
Repurchases of common stock	—	—	—	—	(237.3)	(237.3)
Treasury stock cancellation	(43,000,000)	(0.4)	(78.7)	(1,496.4)	1,575.5	—
Stock-based compensation expense	—	—	24.0	—	—	24.0
Shares awarded under stock-based compensation plans, including excess income tax benefit of $17.9	—	—	(1.9)	—	49.8	47.9
BALANCE AT DECEMBER 31, 2015	120,562,149	$1.2	$5.2	$2,702.8	$(359.9)	$2,349.3
Net income	—	—	—	430.5	—	430.5
Repurchases of common stock	—	—	—	—	(499.0)	(499.0)
Stock-based compensation expense	—	—	25.1	—	—	25.1
Shares awarded under stock-based compensation plans, including excess income tax benefit of $0.6	—	—	(7.5)	—	16.5	9.0
Other	—	—	(4.6)	—	—	(4.6)
BALANCE AT DECEMBER 31, 2016	120,562,149	$1.2	$18.2	$3,133.3	$(842.4)	$2,310.3

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2016	2015	2014
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$430.5	$442.6	$418.7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1.2	1.1	1.1
Depreciation and amortization	143.4	127.4	106.9
Amortization of debt issuance costs and accretion of debt discounts	5.4	4.7	5.7
Stock-based compensation expense	25.1	24.0	26.3
Franchise rights impairment	—	15.4	—
Non-cash impairment charges	14.0	6.1	1.1
Write-off of deferred debt issuance costs	—	—	0.4
Net gain on asset sales and dispositions	(62.6)	(23.8)	(13.8)
Deferred income tax provision	3.7	10.0	9.5
Excess tax benefit from stock-based awards	(0.6)	(17.9)	(18.0)
Other	(10.6)	1.3	(2.0)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(99.3)	(91.8)	(80.3)
Inventory	259.1	(548.8)	(27.3)
Other assets	(33.6)	(8.8)	(41.1)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(196.4)	488.0	(27.2)
Accounts payable	(5.8)	37.7	7.5
Other liabilities	43.8	41.0	118.7
Net cash provided by continuing operations	517.3	508.2	486.2
Net cash used in discontinued operations	(1.3)	(1.0)	(1.1)
Net cash provided by operating activities	516.0	507.2	485.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(244.5)	(247.6)	(209.2)
Property operating lease buy-outs	(5.0)	(10.2)	(0.4)
Proceeds from the sale of property and equipment	8.7	21.9	5.5
Proceeds from the disposal of assets held for sale	4.8	11.5	2.6
Insurance recoveries on property and equipment	3.1	1.0	—
Cash used in business acquisitions, net of cash acquired	(410.4)	(321.5)	(205.2)
Cash received from business divestitures, net of cash relinquished	150.4	43.9	41.4
Net change in restricted cash	3.3	(3.8)	—
Proceeds from the sales of restricted investments	—	—	0.5
Other	(0.1)	(4.6)	(11.2)
Net cash used in continuing operations	(489.7)	(509.4)	(376.0)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(489.7)	(509.4)	(376.0)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2016	2015	2014
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(499.0)	(237.3)	(487.7)
Proceeds from 3.35% Senior Notes due 2021	—	300.0	—
Proceeds from 4.5% Senior Notes due 2025	—	448.5	—
Payment of term loan facility	—	—	(500.0)
Proceeds from revolving credit facilities	1,330.0	1,410.0	2,780.0
Payments of revolving credit facilities	(1,330.0)	(2,520.0)	(1,970.0)
Net proceeds from commercial paper	342.5	599.5	—
Payment of debt issuance costs	—	(6.4)	(6.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	153.8	(13.3)	61.6
Purchase of subsidiary shares	(15.2)	—	—
Payments of mortgage facilities	(22.5)	(9.8)	(9.2)
Payments of capital lease and other debt obligations	(4.2)	(18.2)	(24.7)
Proceeds from the exercise of stock options	8.4	30.0	35.1
Excess tax benefit from stock-based awards	0.6	17.9	18.0
Net cash provided by (used in) continuing operations	(35.6)	0.9	(102.9)
Net cash used in discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(35.6)	0.9	(102.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9.3)	(1.3)	6.2
CASH AND CASH EQUIVALENTS at beginning of period	74.1	75.4	69.2
CASH AND CASH EQUIVALENTS at end of period	$64.8	$74.1	$75.4

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2016, we owned and operated 371 new vehicle franchises from 260 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 94% of the new vehicles that we sold in 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche).
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. The significant estimates made in the accompanying Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, and certain assumptions related to stock-based compensation.
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
Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Our new vehicle inventory costs are generally reduced by manufacturer holdbacks (percentage of either the manufacturer’s suggested retail price or invoice price of a new vehicle that the manufacturer repays to the dealer),

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising assistance. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market. See Note 3 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
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
Depreciation is recorded over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and capitalized lease assets are amortized to depreciation expense over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

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
We had assets held for sale of $41.4 million at December 31, 2016, and $47.1 million at December 31, 2015, included in continuing operations. We had assets held for sale of $15.7 million at December 31, 2016, and $22.3 million at December 31, 2015, included in discontinued operations.
See Note 16 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2016 and 2015.
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
Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. The contractual terms of our franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases, manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the terms of the agreement. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult, outside of bankruptcy, for a manufacturer to terminate or not renew a franchise under these franchise laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer outside of bankruptcy. Accordingly, we believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives. Other intangible assets are amortized using a straight-line method over their useful lives, generally ranging from five to thirty years.
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2016. Based on our qualitative assessment of potential goodwill impairment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we recorded no goodwill impairment charges during 2016. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights; however, no impairment charges resulted from these quantitative tests during 2016.
We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2015. Based on our qualitative assessment of potential goodwill impairment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we recorded no goodwill impairment charges during 2015. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from the quantitative tests. As a result of the issues related to Volkswagen associated with certain of its diesel engine vehicles, during the fourth quarter of 2015, we performed a quantitative impairment test of the franchise rights recorded at our Volkswagen stores. As a result of this test, we recorded non-cash impairment charges of $15.4 million to reduce the carrying values of the Volkswagen franchise rights to their estimated fair values.
See Note 5 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 16 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, property and equipment held for sale in continuing operations and discontinued operations and prepaid expenses.
Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, and the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, the current portions of finance and insurance chargeback liabilities, self-insurance liabilities, and deferred revenue, customer deposits, accrued interest payable, and accrued expenses.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, finance and insurance chargeback liabilities, self-insurance liabilities, and deferred revenue.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Employee Savings Plans
We offer a 401(k) plan to all of our employees and provide a matching contribution to certain employees that participate in the plan. We provided a matching contribution of $6.8 million in 2016, $6.8 million in 2015, and $5.9 million in 2014. Employer matching contributions are subject to a three-year graded vesting period for employees hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for employees hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $0.7 million for 2016, $0.6 million for 2015, and $0.6 million for 2014. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Participants eligible for a matching contribution under the Plan are not eligible for a matching contribution in our 401(k) plan. The balances due to participants in the Plan were $68.2 million as of December 31, 2016, and $64.6 million as of December 31, 2015, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
In 2016, 2015, and 2014, we granted stock-based awards in the form of stock options, restricted stock, and restricted stock units (“RSUs”). Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. We use the Black-Scholes valuation model to determine compensation expense associated with our stock options. Restricted stock awards, which are considered nonvested share awards as defined under generally accepted accounting principles, and RSUs are issued from our treasury stock. Compensation cost for restricted stock awards and RSUs is based on the closing price of our common stock on the date of grant. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for stock-based awards is recognized on a straight-line basis, net of estimated forfeitures, over the shorter of the stated vesting period or the period until employees become retirement-eligible. See Note 10 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.
Revenue Recognition
Revenue consists of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, and sales of other products. We recognize revenue (which excludes sales taxes) in the period in which products are sold or services are provided. The automotive services we provide include, but are not limited to, customer-paid repairs and maintenance, as well as repairs and maintenance under manufacturer warranties and extended service contracts. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other protection products with third-party providers.
We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements with the issuers of those contracts, which is recognized as earned. Certain commissions earned from the sales of finance and insurance products are

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

subject to chargeback should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by the volume of vehicle sales in recent years, product penetration, product mix, and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $116.8 million at December 31, 2016, and $97.3 million at December 31, 2015. See Note 18 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
Insurance
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. See Note 6 of the Notes to Consolidated Financial Statements for more information on our self-insurance liabilities.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $196.7 million in 2016, $188.5 million in 2015, and $164.9 million in 2014, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $58.5 million in 2016, $56.4 million in 2015, and $47.1 million in 2014. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
Parts and Service Internal Profit
Our parts and service departments recondition the majority of used vehicles acquired by our used vehicle departments and perform minor preparatory work on new vehicles acquired by our new vehicle departments. The parts and service

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. Revenues and costs of sales associated with the internal work performed by our parts and service departments are reflected in our parts and service results in our Consolidated Statements of Income. New and used vehicle revenues and costs of sales are reduced by the amount of the intracompany charge. As a result, the revenues and costs of sales associated with the internal work performed by our parts and service departments are eliminated in consolidation. We also maintain an allowance for internal profit on vehicles that have not been sold.
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
Recent Accounting Pronouncements
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. In August 2015, the FASB issued an accounting standard update that allows the presentation of debt issuance costs related to line-of-credit arrangements as an asset on the balance sheet under the simplified guidance, regardless of whether there are any outstanding borrowings on the related arrangements. The amendments in these accounting standard updates were to be applied retrospectively and were effective for interim and annual reporting periods beginning after December 15, 2015. We adopted this accounting standard update retrospectively effective January 1, 2016, and have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction from the carrying amount of the related debt liability for both current and prior periods. See Note 7 of the Notes to Consolidated Financial Statements for additional information.
Revenue Recognition
In May 2014, the FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This accounting standard

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

update is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted only as of reporting periods beginning after December 31, 2016. We will adopt this accounting standard update effective January 1, 2018. While we are currently evaluating the method of adoption and the impact of the provisions of this accounting standard update, we expect similar performance obligations to result under this update as compared with deliverables and separate units of accounting currently identified. As a result, we expect the timing of our revenue recognition to generally remain the same.
Accounting for Leases
In February 2016, the FASB issued an accounting standard update that amends the accounting guidance on leases. The primary change in this accounting standard update requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We will adopt this accounting standard update effective January 1, 2019. While we are still evaluating the impact of adopting this update on our consolidated financial statements, we expect that upon adoption the right-of-use assets and lease liabilities recorded could be material to our consolidated balance sheets. However, we do not expect a material impact to our consolidated statements of income.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued an accounting standard update that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows. Certain of the amendments in this accounting standard update are to be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, while other amendments can be applied prospectively or retrospectively. The amendments in this accounting standard update are effective for periods beginning after December 15, 2016. We adopted this accounting standard update effective January 1, 2017, and the cumulative-effect adjustment to equity was not material.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standard update that provides classification guidance on eight specific cash flow issues, for which guidance previously did not exist or was unclear. The amendments in this accounting standard update are effective for periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. We will adopt this accounting standard update effective January 1, 2018. The provisions of this accounting standard update will not have a material impact on our consolidated statements of cash flows.

2. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2016	2015
Trade receivables	$147.6	$133.6
Manufacturer receivables	234.9	221.4
Other	48.7	38.0
	431.2	393.0
Less: allowances for doubtful accounts	(5.8)	(4.5)
	425.4	388.5
Contracts-in-transit and vehicle receivables	595.9	508.0
Income taxes receivable (See Note 11)	11.6	11.7
Receivables, net	$1,032.9	$908.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2016	2015
New vehicles	$2,761.5	$2,888.1
Used vehicles	559.1	539.7
Parts, accessories, and other	199.5	184.2
Inventory	$3,520.1	$3,612.0

The components of vehicle floorplan payables at December 31 are as follows:

	2016	2015
Vehicle floorplan payable - trade	$2,308.8	$2,565.8
Vehicle floorplan payable - non-trade	1,540.4	1,161.3
Vehicle floorplan payable	$3,849.2	$3,727.1
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
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally allow the manufacturer to draft against the new vehicle floorplan facilities so the lender funds the manufacturer directly for the purchase of new vehicle inventory. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% during 2016 and 1.8% during 2015. At December 31, 2016, the aggregate capacity under our floorplan credit agreements with various lenders to finance our new vehicle inventory was approximately $4.7 billion, of which $3.5 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.1% during 2016 and 1.7% during 2015. At December 31, 2016, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $430.0 million, of which $377.8 million had been borrowed. The remaining borrowing capacity of $52.2 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2016	2015
Land	$1,267.4	$1,178.4
Buildings and improvements	2,009.6	1,856.6
Furniture, fixtures, and equipment	659.4	642.2
	3,936.4	3,677.2
Less: accumulated depreciation and amortization	(1,093.2)	(1,009.8)
Property and equipment, net	$2,843.2	$2,667.4

We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $0.5 million in 2016, $0.9 million in 2015, and $1.2 million in 2014.

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2016	2015
Goodwill	$1,511.3	$1,394.5

Franchise rights - indefinite-lived	$589.4	$432.4
Other intangible assets	16.3	14.3
	605.7	446.7
Less: accumulated amortization	(7.5)	(6.8)
Intangible assets, net	$598.2	$439.9

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2015 (1)	$175.1	$551.6	$588.0	$—	$1,314.7
Acquisitions, dispositions, and other adjustments	28.0	19.3	32.5	—	79.8
Goodwill at December 31, 2015 (1)	203.1	570.9	620.5	—	1,394.5
Acquisitions, dispositions, and other adjustments	49.0	(12.7)	76.9	3.6	116.8
Goodwill at December 31, 2016 (1)	$252.1	$558.2	$697.4	$3.6	$1,511.3

(1)
Net of accumulated impairment losses of $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit structure was comprised of a single reporting unit) and $140.0 million associated with our Domestic reporting unit, both of which were recorded during the year ended December 31, 2008.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2016, we had $589.4 million of franchise rights recorded on our Consolidated Balance Sheet, of which $198.0 million was related to Domestic stores, $110.4 million was related to Import stores, and $281.0 million was related to Premium Luxury stores.
See Note 16 of the Notes to Consolidated Financial Statements for more information about our annual impairment tests of goodwill and franchise rights.

6. SELF-INSURANCE
At December 31, 2016 and 2015, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2016	2015
Self-insurance - current portion	$27.2	$27.2
Self-insurance - long-term portion	48.7	47.6
Total self-insurance liabilities	$75.9	$74.8

7. LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt at December 31 consisted of the following:

	2016	2015
6.75% Senior Notes due 2018	$400.0	$400.0
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	300.0
4.5% Senior Notes due 2025	450.0	450.0
Revolving credit facility due 2019	—	—
Mortgage facility(1)	153.2	175.7
Capital leases and other debt	136.2	95.0
	1,789.4	1,770.7
Less: unamortized debt discounts and debt issuance costs	(10.8)	(13.7)
Less: current maturities	(167.5)	(11.7)
Long-term debt, net of current maturities	$1,611.1	$1,745.3

(1)	The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2016, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2017	$167.5
2018	411.4
2019	43.0
2020	353.5
2021	303.4
Thereafter	510.6
$1,789.4
Senior Unsecured Notes and Credit Agreement
At December 31, 2016, we had outstanding $400.0 million of 6.75% Senior Notes due 2018. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At December 31, 2016, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
At December 31, 2016, we had outstanding $300.0 million of 3.35% Senior Notes due 2021. Interest is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021.
At December 31, 2016, we had outstanding $450.0 million of 4.5% Senior Notes due 2025. Interest is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2016, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $44.1 million at December 31, 2016, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2016. As of December 31, 2016, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.1 billion.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Long-Term Debt
At December 31, 2016, we had $153.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017. We are subject to make-whole payments if the mortgage facility is prepaid prior to its maturity date. During the fourth quarter of 2016, in connection with the divestiture of a property included in the facility, we repaid $12.1 million of the mortgage facility and made a make-whole payment of $0.5 million.
At December 31, 2016, we had capital lease and other debt obligations of $136.2 million, which are due at various dates through 2036. See Note 8 of the Notes to Consolidated Financial Statements for more information related to capital lease obligations.
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
At December 31, 2016, we had $942.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.26% and a weighted-average remaining term of 24 days.

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
As of December 31, 2016 and 2015, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lease Commitments
We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty-five years.
Expenses under real property, equipment, and software leases were $52.8 million in 2016, $51.4 million in 2015, and $49.0 million in 2014. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options, rent abatements, and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.
Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2016, are as follows:

Noncancelable Lease Commitments	Capital (1)	Operating(1) (2)
2017	$20.0	$45.6
2018	16.2	42.7
2019	32.4	39.2
2020	7.0	37.8
2021	6.7	31.2
Thereafter	82.5	236.8
Total minimum lease payments	$164.8	$433.3
Less: Amounts representing interest	(46.7)
	$118.1

(1)
Amounts for capital and operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2016, these charges totaled approximately $24 million.

(2)	Future minimum operating lease payments do not reflect future minimum sublease income of $1.1 million. Additionally, operating leases that are on a month-to-month basis are not included.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2017 to 2034 are approximately $24 million at December 31, 2016. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2016, surety bonds, letters of credit, and cash deposits totaled $102.7 million, of which $44.1 million represented letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

9. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	2016	2015	2014
Shares repurchased	10.5	3.9	9.4
Aggregate purchase price	$497.0	$235.1	$485.1
Average purchase price per share	$47.30	$60.49	$51.59
As of December 31, 2016, $298.6 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
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
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2016	2015	2014
Shares issued	0.3	1.3	1.7
Proceeds from the exercise of stock options	$8.4	$30.0	$35.1
Average exercise price per share	$31.21	$23.33	$20.50

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	2016	2015	2014
Shares issued	143,424	159,442	154,540
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	38,906	36,712	46,752

10. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2008 Equity and Incentive Plan (the “2008 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards to employees. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. The exercise price of all stock options granted in 2016 under the 2008 Plan, is equal to the closing price of our common stock on the date such awards were granted.
In January 2017, our Board, upon the recommendation of its Compensation Committee, discontinued the 2008 Plan and approved the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”), in each case subject to stockholder approval of the 2017 Plan at our 2017 Annual Meeting of Stockholders. The 2017 Plan provides for the grant of time-based and performance-based restricted stock units and restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to our non-employee directors. As of December 31, 2016, the total number of shares authorized for issuance under the 2014 Director Plan was 1.0 million. In January 2017, our Board reduced such number to 600,000. No director may be granted awards in any calendar year with an aggregate grant date fair market value (determined, with respect to options and stock appreciation rights, based on a Black-Scholes or other option valuation methodology approved by the Compensation Committee) in excess of $750,000 per director.
Stock Options
In 2016, the Compensation Committee of our Board of Directors approved the grant of 0.9 million employee stock options. The employee stock option awards were granted on March 1, 2016 and have an exercise price equal to the closing price per share on the grant date ($52.53).
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Employee stock options granted in 2016 have a term of 10 years from the date of grant and vest in equal installments over four years on the anniversary of the grant date. Employee stock options granted in 2015 and 2014 were granted quarterly, have a term of 10 years from the first date of grant, and vest in equal installments over four years commencing on June 1 of the year following the grant date.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the assumptions used related to the valuation of our stock options during 2016, 2015, and 2014:

Grant Year
	2016	2015	2014
Risk-free interest rate	1.16% - 1.55%	0.76% - 1.86%	1.11% - 2.04%
Expected dividend yield	—	—	—
Expected term	4 - 7 years	2 - 7 years	4 - 7 years
Expected volatility	29% - 31%	24% - 34%	25% - 36%
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
The following table summarizes stock option activity during 2016:

	Stock Options
	Shares (in millions)		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	4.6		$45.07
Granted (1)	0.9		$52.53
Exercised	(0.3)		$31.21
Forfeited	—		$—
Expired	—		$—
Options outstanding as of December 31	5.2		$46.99	6.54	$31.8
Options exercisable at December 31	2.9		$40.33	5.27	$31.4
Options exercisable at December 31 and expected to vest thereafter	5.2		$46.92	6.53	$31.8
Options available for future grants at December 31	3.3	(2)

(1)	The options granted during 2016 are related to our annual employee stock option award grant on March 1, 2016

(2)
Includes 2.5 million shares available under the 2008 Plan and 0.9 million shares available under the 2014 Director Plan. As noted above, the number of shares available under the 2014 Director Plan was reduced by 0.4 million shares in January 2017. If our stockholders approve the 2017 Plan, under which 5.5 million shares would be available for issuance, then no additional awards will be granted under the 2008 Plan, and the 2.5 million shares available under the 2008 Plan will no longer be available for issuance.

The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised are summarized in the following table:

	2016	2015	2014
Weighted average grant-date fair value of stock options granted	$17.96	$19.38	$20.56
Total intrinsic value of stock options exercised (in millions)	$5.3	$51.9	$56.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock
In 2016, the Compensation Committee of our Board of Directors approved the grant of 0.1 million shares of restricted stock. Restricted stock awards are granted to restricted stock-eligible employees generally on the first trading day of March.
Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards granted in 2016 vest in equal installments over four years on the anniversary date of the grant. Restricted stock awards granted in 2015 and 2014 vest in equal installments over four years commencing on June 1 of the year following the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis, net of estimated forfeitures, over the shorter of the stated vesting period or the period until employees become retirement-eligible.
The following table summarizes information about vested and unvested restricted stock for 2016:

	Restricted Stock
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	284,284	$53.11
Granted (1)	143,424	$52.23
Vested	(128,640)	$49.26
Forfeited	(32,162)	$55.23
Nonvested at December 31	266,906	$54.23

(1)	The restricted stock awards granted during 2016 are primarily related to our employee annual restricted stock award grant in March 2016.
The weighted average grant-date fair value of restricted stock awards granted and total fair value of restricted stock awards vested are summarized in the following table:

	2016	2015	2014
Weighted average grant-date fair value of restricted stock awards granted	$52.23	$62.54	$52.87
Total fair value of restricted stock awards vested (in millions)	$6.4	$8.8	$8.1
Restricted Stock Units
On January 4, 2016, each of our non-employee directors received a grant of 4,259 restricted stock units (“RSUs”) under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
The weighted average grant-date fair value and total grant-date fair value of RSUs granted (and vested) are summarized in the following table:

	2016	2015	2014
Weighted average grant-date fair value of RSUs granted	$58.69	$60.04	$53.57
Total fair value of RSUs granted (in millions)	$2.3	$2.7	$2.1

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2016	2015	2014
Stock options	$16.2	$14.8	$18.4
Restricted stock	6.6	6.5	5.8
RSUs	2.3	2.7	2.1
Total stock-based compensation expense	$25.1	$24.0	$26.3

Tax benefit related to stock-based compensation expense	$9.6	$9.2	$10.0
As of December 31, 2016, there was $22.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $14.0 million relates to stock options and $8.7 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.68 years.
We realized tax benefits related to stock options exercised and vesting of restricted stock of $4.8 million in 2016, $23.3 million in 2015, and $24.1 million in 2014.

11. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2016	2015	2014
Current:
Federal	$234.9	$235.0	$220.9
State	31.4	34.1	32.2
Federal and state deferred	3.7	10.3	9.5
Change in valuation allowance, net	0.3	0.1	—
Adjustments and settlements	0.3	(0.5)	(0.1)
Income tax provision	$270.6	$279.0	$262.5

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2016	%	2015	%	2014	%
Income tax provision at statutory rate	$245.8	35.0	$253.0	35.0	$238.8	35.0
Non-deductible expenses (income), net	4.6	0.7	3.5	0.5	1.3	0.2
State income taxes, net of federal benefit	21.7	3.1	23.6	3.3	23.2	3.4
	272.1	38.8	280.1	38.8	263.3	38.6
Change in valuation allowance, net	0.3	—	0.1	—	—	—
Adjustments and settlements	0.3	—	(0.5)	(0.1)	(0.1)	—
Other, net	(2.1)	(0.3)	(0.7)	(0.1)	(0.7)	(0.1)
Income tax provision	$270.6	38.5	$279.0	38.6	$262.5	38.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2016	2015
Deferred income tax assets:
Inventory	$36.8	$35.1
Receivable allowances	3.3	2.9
Warranty, chargeback, and self-insurance liabilities	71.2	63.5
Other accrued liabilities	33.1	32.6
Deferred compensation	31.8	28.5
Stock-based compensation	25.7	24.3
Loss carryforwards—federal and state	5.4	13.3
Other, net	17.1	6.8
Total deferred income tax assets	224.4	207.0
Valuation allowance	(2.5)	(2.4)
Deferred income tax assets, net of valuation allowance	221.9	204.6
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(293.3)	(263.8)
Other, net	(20.1)	(19.4)
Total deferred income tax liabilities	(313.4)	(283.2)
Net deferred income tax liabilities	$(91.5)	$(78.6)
Our net deferred tax liability of $91.5 million as of December 31, 2016 and $78.6 million as of December 31, 2015 is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes receivable included in Receivables, net totaled $11.6 million at December 31, 2016 and $11.7 million at December 31, 2015.
At December 31, 2016, we had $80.8 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $4.1 million of state tax credits, all of which result in a deferred tax asset of $6.0 million and expire from 2017 through 2036. At December 31, 2016, we had $2.5 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2009 to 2015 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at January 1	$5.6	$4.9	$4.8
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.8	0.7	0.9
Reductions for tax positions of prior years	(0.4)	—	(0.1)
Reductions for expirations of statute of limitations	(0.2)	—	(0.4)
Settlements	—	—	(0.3)
Balance at December 31	$5.8	$5.6	$4.9
We had accumulated interest and penalties associated with these unrecognized tax benefits of $6.1 million at December 31, 2016, $5.5 million at December 31, 2015, and $5.3 million at December 31, 2014. We additionally had a deferred tax asset of $4.2 million at December 31, 2016, $4.0 million at December 31, 2015, and $3.6 million at December 31, 2014, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $7.7 million at December 31, 2016, $7.1 million at December 31, 2015, and $6.6 million at December 31, 2014, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.4 million during 2016, $0.4 million during 2015, and $0.3 million during 2014 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2017.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	2016	2015	2014
Net income from continuing operations	$431.7	$443.7	$419.8
Loss from discontinued operations, net of income taxes	(1.2)	(1.1)	(1.1)
Net income	$430.5	$442.6	$418.7

Weighted average common shares outstanding used in calculating basic EPS	103.1	112.7	117.3
Effect of dilutive stock options	0.7	1.2	1.6
Weighted average common shares outstanding used in calculating diluted EPS	103.8	113.9	118.9

Basic EPS amounts:
Continuing operations	$4.19	$3.94	$3.58
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$4.18	$3.93	$3.57

Diluted EPS amounts:
Continuing operations	$4.16	$3.90	$3.53
Discontinued operations	$(0.01)	$(0.01)	$(0.01)
Net income	$4.15	$3.89	$3.52

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	2016	2015	2014
Anti-dilutive options excluded from the computation of diluted earnings per share	3.0	0.7	0.6

13. DIVESTITURES
During 2016, we divested five Domestic stores and nine Import stores and recorded a net gain of $61.8 million. During 2015, we divested three Import stores and recorded a gain of $7.4 million. During 2014, we divested two Import stores and recorded a gain of $4.4 million. We also divested our customer lead distribution business and recorded a gain of $8.4 million during 2014. This business was reported in the “Corporate and other” category of our segment information.
The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

14. ACQUISITIONS
During 2016, we purchased 20 stores located in Texas, New York, Colorado, California, and Maryland, which include Chrysler, Dodge, Jeep, Ram, Chevrolet, Hyundai, Mercedes-Benz, Sprinter, Jaguar, Land Rover, and BMW franchises. We also purchased a collision center in Illinois in 2016. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for the business combinations in 2016 are preliminary and subject to final adjustment. We purchased 22 stores in 2015 and five stores in 2014.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the consideration paid and estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for the stores acquired during 2016:

Receivables, net	$19.9
Inventory	272.4
Property and equipment	130.4
Goodwill	140.4
Franchise rights - indefinite-lived	169.2
Other assets	9.4
Accounts payable	(9.0)
Vehicle floorplan payable - non-trade	(264.4)
Deferred income taxes	(7.5)
Other liabilities	(13.0)
Aggregate purchase price	447.8
Capital leases and other obligations	(37.4)
Cash used in business acquisitions, net of cash acquired	$410.4
The goodwill was assigned to the Domestic, Import, Premium Luxury, and “Corporate and other” reporting units in the amount of $57.9 million, $2.0 million, $76.9 million, and $3.6 million, respectively. We anticipate that substantially all of the goodwill recorded in 2016 will be deductible for federal income tax purposes.
From each acquisition date of the 2016 acquisitions to December 31, 2016, the amounts of revenue and earnings of the 20 stores and the collision center acquired included in our Consolidated Statement of Income for the year ended December 31, 2016, were $790.5 million and $21.7 million, respectively. Our unaudited supplemental pro forma revenue and net income from continuing operations had the acquisition dates been January 1, 2015 are as follows:

	Years Ended December 31,
Supplemental pro forma:	2016	2015
Revenue	$21,945.6	$22,169.9
Net income from continuing operations	$434.1	$469.4
The unaudited supplemental pro forma revenue and net income from continuing operations are presented for information purposes only and may not necessarily reflect the future results of operations of AutoNation or what the results of operations would have been had we owned and operated these businesses as of January 1, 2015.

15. CASH FLOW INFORMATION
We had non-cash investing and financing activities of $47.2 million related to capital leases and deferred purchase price commitments associated with our 2016 acquisitions. We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $27.3 million during 2015 and $11.6 million during 2014. We also had accrued purchases of property and equipment of $29.1 million at December 31, 2016, $25.3 million at December 31, 2015, and $16.3 million at December 31, 2014.
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $183.9 million in 2016, $135.3 million in 2015, and $136.4 million in 2014. We made income tax payments, net of income tax refunds, of $265.5 million in 2016, $278.8 million in 2015, and $225.0 million in 2014.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	December 31, 2016	December 31, 2015
Carrying value	$1,778.6	$1,757.0
Fair value	$1,862.2	$1,858.6
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2016 and 2015:

	2016		2015
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights	$—	$—	$3.1	$(15.4)

Long-lived assets held and used	$5.9	$(1.9)	$24.9	$(3.1)
Long-lived assets held for sale:
Continuing operations	$19.4	$(12.1)	$17.6	$(3.0)
Discontinued operations	12.7	(0.7)	5.3	(0.8)
Total long-lived assets held for sale	32.1	(12.8)	22.9	(3.8)
Goodwill and Other Intangible Assets
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative annual assessments of potential goodwill impairment as of April 30, 2016 and 2015, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during 2016 or 2015.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of franchise rights impairment as of April 30, 2016 and 2015. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
As a result of the issues related to Volkswagen associated with certain of its diesel engine vehicles, during the fourth quarter of 2015, we performed a quantitative impairment test of the franchise rights recorded at our Volkswagen stores. As a result of this test, we recorded non-cash impairment charges during 2015 of $15.4 million to reduce the carrying values of the Volkswagen franchise rights to their estimated fair values. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Consolidated Statements of Income.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Long-lived Assets Held and Used in Continuing Operations
We recorded non-cash impairment charges of $1.9 million in 2016 and $3.1 million in 2015 related to our long-lived assets held and used in continuing operations. These non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-lived Assets Held for Sale in Continuing Operations
We recorded non-cash impairment charges of $12.1 million in 2016 and $3.0 million in 2015 related to our long-lived assets held for sale in continuing operations. These non-cash impairment charges are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-lived Assets Held for Sale in Discontinued Operations
We recorded non-cash impairment charges of $0.7 million in 2016 and $0.8 million in 2015 related to long-lived assets held for sale in discontinued operations. These non-cash impairment charges are included in Loss from Discontinued Operations in our Consolidated Statements of Income.
As of December 31, 2016, we had assets held for sale of $41.4 million in continuing operations and $15.7 million in discontinued operations. As of December 31, 2015, we had assets held for sale of $47.1 million in continuing operations and $22.3 million in discontinued operations.

17. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2016, approximately 64% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $234.9 million at December 31, 2016, and $221.4 million at December 31, 2015. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 94% of the new vehicles that we sold in 2016, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by another bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2016, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

18. CHARGEBACK LIABILITY
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

	2016	2015	2014
Balance - January 1	$97.3	$84.9	$67.6
Add: Provisions	106.6	90.0	79.4
Deduct: Chargebacks	(87.1)	(77.6)	(62.1)
Balance - December 31	$116.8	$97.3	$84.9

19. SEGMENT INFORMATION
At December 31, 2016, 2015, and 2014, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the following tables of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated income from continuing operations before income taxes, respectively.

	Years Ended December 31,
	2016	2015	2014
Revenues:
Domestic	$7,810.0	$7,069.8	$6,359.5
Import	6,886.1	7,037.2	6,717.8
Premium Luxury	6,665.3	6,607.8	5,889.3
Total	21,361.4	20,714.8	18,966.6
Corporate and other	247.6	147.2	142.2
Total consolidated revenue	$21,609.0	$20,862.0	$19,108.8

	Years Ended December 31,
	2016	2015	2014
Segment income(1):
Domestic	$311.1	$336.9	$285.0
Import	296.8	311.4	291.3
Premium Luxury	350.2	376.2	366.1
Total	958.1	1,024.5	942.4
Corporate and other	(145.1)	(209.7)	(174.9)
Other interest expense	(115.5)	(90.9)	(86.7)
Loss on debt extinguishment	—	—	(1.6)
Interest income	1.1	0.1	0.2
Other income (loss), net	3.7	(1.3)	2.9
Income from continuing operations before income taxes	$702.3	$722.7	$682.3

(1)	Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the following tables of financial data, floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are reconciled to the consolidated totals as follows:

	Years Ended December 31,
	2016	2015	2014
Floorplan interest expense:
Domestic	$33.7	$24.1	$24.4
Import	17.4	15.0	14.5
Premium Luxury	22.7	18.0	13.1
Corporate and other	2.7	1.2	1.3
Total floorplan interest expense	$76.5	$58.3	$53.3

	Years Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Domestic	$37.5	$31.0	$27.3
Import	35.4	32.9	31.0
Premium Luxury	40.7	35.0	28.3
Corporate and other	29.8	28.5	20.3
Total depreciation and amortization	$143.4	$127.4	$106.9

	Years Ended December 31,
	2016	2015	2014
Capital expenditures:
Domestic	$62.5	$61.4	$61.7
Import	28.0	34.0	47.0
Premium Luxury	95.6	101.9	68.3
Corporate and other	67.1	69.6	20.8
Total capital expenditures	$253.2	$266.9	$197.8

	Years Ended December 31,
	2016	2015	2014
Assets:
Domestic	$2,742.8	$2,573.9	$2,187.3
Import	2,065.5	2,145.2	1,997.7
Premium Luxury	2,603.4	2,554.6	2,051.0
Corporate and other:
Goodwill	1,511.3	1,394.5	1,314.7
Franchise rights	589.4	432.4	348.1
Other Corporate and other assets	547.6	447.6	496.2
Total assets	$10,060.0	$9,548.2	$8,395.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

20. MULTIEMPLOYER PENSION PLANS
Five of our 260 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

One of the multiemployer pension plans in which we participate is designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in this plan for the year ended December 31, 2016, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2016 and 2015 is for the plan’s year end at December 31, 2015, and December 31, 2014, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. A rehabilitation plan has been implemented for this plan. There have been no significant changes that affect the comparability of 2016, 2015, and 2014 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2016	2015	2016	2015	2014	Surcharge Imposed
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.1	$1.0	$0.8	Yes	(2)
Other funds				0.4	0.4	0.3
Total contributions				$1.5	$1.4	$1.1

(1)	Our stores were not listed in the Automotive Industries Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2015 or 2014.

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

AUTONATION, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2016 and 2015:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2016	$5,119.6	$5,441.4	$5,567.5	$5,480.5
	2015	$4,944.2	$5,224.3	$5,353.7	$5,339.8

Gross profit	2016	$825.9	$841.8	$836.4	$809.1
	2015	$799.9	$819.1	$830.3	$812.2

Operating income(1) (2)	2016	$207.4	$226.5	$219.0	$236.6
	2015	$214.9	$222.1	$235.7	$200.4

Income from continuing operations(1) (2)	2016	$96.2	$112.1	$107.8	$115.6
	2015	$111.7	$115.2	$119.0	$97.8

Net income(1) (2)	2016	$95.9	$112.0	$107.3	$115.3
	2015	$111.5	$115.1	$118.5	$97.5

Basic earnings per share from continuing operations(1) (2) (3)	2016	$0.90	$1.09	$1.06	$1.15
	2015	$0.98	$1.01	$1.06	$0.88

Diluted earnings per share from continuing operations(1) (2) (3)	2016	$0.90	$1.08	$1.05	$1.14
	2015	$0.97	$1.00	$1.05	$0.87

(1)
During the fourth quarter of 2016, we recorded gains of $31.7 million ($19.6 million after-tax) related to a business divestiture and $14.4 million ($8.9 million after-tax) related to a legal settlement.

(2)
During the fourth quarter of 2015, we recorded $15.4 million ($9.6 million after-tax) of non-cash impairment charges related to rights under certain of our Volkswagen stores’ franchise agreements to reduce the carrying values of the Volkswagen franchise rights to their estimated fair values.

(3)
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
As permitted by the Securities and Exchange Commission, management elected to exclude the two stores and one collision center that we acquired in the fourth quarter of 2016 from its assessment of internal control over financial reporting as of December 31, 2016, as there was not an adequate amount of time between the acquisition dates and the date of management’s assessment. The total assets and total revenues of these acquired stores and collision center included in our consolidated financial statements as of and for the year ended December 31, 2016, represented less than 0.6% of our total consolidated assets and less than 0.4% of our total consolidated revenue.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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
February 8, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chairman of the Board and Chief	February 8, 2017
Michael J. Jackson	Executive Officer (Principal Executive Officer)

/S/ CHERYL MILLER	Executive Vice President and Chief	February 8, 2017
Cheryl Miller	Financial Officer (Principal Financial Officer)

/S/ CHRISTOPHER CADE	Vice President and Chief Accounting	February 8, 2017
Christopher Cade	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Director	February 8, 2017
Rick L. Burdick

/s/ TOMAGO COLLINS	Director	February 8, 2017
Tomago Collins

/S/ DAVID B. EDELSON	Director	February 8, 2017
David B. Edelson

/S/ KAREN C. FRANCIS	Director	February 8, 2017
Karen C. Francis

/S/ ROBERT R. GRUSKY	Director	February 8, 2017
Robert R. Grusky

/S/ KAVEH KHOSROWSHAHI	Director	February 8, 2017
Kaveh Khosrowshahi

/S/ MICHAEL LARSON	Director	February 8, 2017
Michael Larson

/S/ G. MIKE MIKAN	Director	February 8, 2017
G. Mike Mikan

/S/ ALISON H. ROSENTHAL	Director	February 8, 2017
Alison H. Rosenthal

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	12/16/16
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated April 14, 2010, relating to the Company’s 6.75% Senior Notes due 2018.	8-K	001-13107	4.2	4/15/10
4.3	Form of 6.75% Senior Notes due 2018 (included in Exhibit 4.2).	8-K	001-13107	4.2	4/15/10
4.4	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.5	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.4).	8-K	001-13107	4.2	2/1/12
4.6	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.5	4/25/12
4.7	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.6	4/25/12
4.8	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	4/18/14
4.9	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/18/14
4.10	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 3.35% Senior Notes due 2021.	8-K	001-13107	4.2	9/21/15
4.11	Form of 3.35% Senior Notes due 2021 (included in Exhibit 4.10).	8-K	001-13107	4.2	9/21/15
4.12	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.13	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.12).	8-K	001-13107	4.3	9/21/15
4.14	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	4/22/16
4.15	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/22/16
4.16	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	4/22/16
4.17	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	4/22/16

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
4.18	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	10/28/16
4.19	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	10/28/16
4.20	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	10/28/16
4.21	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	10/28/16
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended and restated.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-214308	99.1	10/28/16
10.7	Amended Employment Agreement, dated January 15, 2015, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	1/16/15
10.8	Amended Employment Agreement, dated October 23, 2014, as amended and restated on January 23, 2015, by and between AutoNation, Inc. and Michael E. Maroone.	8-K	001-13107	10.1	1/23/15
10.9	Letter Agreement, dated February 13, 2013, regarding dealership name usage.	10-Q	001-13107	10.1	4/19/13
10.10	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.11	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.12	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.13	AutoNation, Inc. 2014 Non-Employee Director Equity Plan.	10-Q	001-13107	10.6	4/18/14
10.14	Terms of Non-Employee Director Restricted Stock Units granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan.	10-Q	001-13107	10.2	7/17/14
10.15	AutoNation, Inc. Senior Executive Incentive Bonus Plan.	8-K	001-13107	10.1	2/2/12
10.16	AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.17	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05
10.18	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09
10.19	Form of Restricted Stock Agreement under the 2008 Employee Equity Incentive and Incentive Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09
10.20	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.21	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2009-2013).	10-Q	001-13107	10.5	4/24/09
10.22	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.23	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants made in 2014).	8-K	001-13107	10.2	3/7/14
10.24	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15
10.25	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.5	4/22/15
10.26	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.27	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.2	4/22/16
10.28	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation, effective as of February 6, 2015.	8-K	001-13107	10.1	2/6/15
10.29	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.30	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10
10.31	Amended and Restated Credit Agreement, dated December 3, 2014, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	12/4/14
10.32	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.1	5/22/15
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
Exhibits 10.1 through 10.28 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.