Form 10-Q
period 2017-03-31
AUTONATION, INC.
filed 2017-04-25
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of April 21, 2017, the registrant had 101,261,407 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56.3	$64.8
Receivables, net	830.3	1,032.9
Inventory	3,692.6	3,520.1
Other current assets	97.6	97.0
Total Current Assets	4,676.8	4,714.8
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.1 billion and $1.1 billion, respectively	2,897.0	2,843.2
GOODWILL	1,515.6	1,511.3
OTHER INTANGIBLE ASSETS, NET	600.6	598.2
OTHER ASSETS	402.7	392.5
Total Assets	$10,092.7	$10,060.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,286.7	$2,308.8
Vehicle floorplan payable - non-trade	1,581.8	1,540.4
Accounts payable	308.6	303.7
Commercial paper	765.0	942.0
Current maturities of long-term debt	165.4	167.5
Other current liabilities	615.0	566.8
Total Current Liabilities	5,722.5	5,829.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,615.8	1,611.1
DEFERRED INCOME TAXES	95.6	91.5
OTHER LIABILITIES	224.6	217.9
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 120,562,149 shares issued at March 31, 2017, and December 31, 2016, including shares held in treasury	1.2	1.2
Additional paid-in capital	17.0	18.2
Retained earnings	3,231.3	3,133.3
Treasury stock, at cost; 19,269,317 and 19,909,940 shares held, respectively	(815.3)	(842.4)
Total Shareholders’ Equity	2,434.2	2,310.3
Total Liabilities and Shareholders’ Equity	$10,092.7	$10,060.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
New vehicle	$2,796.2	$2,800.2
Used vehicle	1,240.9	1,241.6
Parts and service	845.1	820.4
Finance and insurance, net	221.6	223.1
Other	35.6	34.3
TOTAL REVENUE	5,139.4	5,119.6
Cost of sales:
New vehicle	2,651.9	2,651.0
Used vehicle	1,163.9	1,150.6
Parts and service	474.1	465.7
Other	29.7	26.4
TOTAL COST OF SALES (excluding depreciation shown below)	4,319.6	4,293.7
Gross Profit:
New vehicle	144.3	149.2
Used vehicle	77.0	91.0
Parts and service	371.0	354.7
Finance and insurance	221.6	223.1
Other	5.9	7.9
TOTAL GROSS PROFIT	819.8	825.9
Selling, general, and administrative expenses	595.3	588.7
Depreciation and amortization	37.3	34.8
Other income, net	(19.5)	(5.0)
OPERATING INCOME	206.7	207.4
Non-operating income (expense) items:
Floorplan interest expense	(21.5)	(18.9)
Other interest expense	(28.8)	(28.3)
Interest income	0.4	0.1
Other income (loss), net	3.0	(3.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	159.8	156.9
Income tax provision	61.6	60.7
NET INCOME FROM CONTINUING OPERATIONS	98.2	96.2
Loss from discontinued operations, net of income taxes	(0.1)	(0.3)
NET INCOME	$98.1	$95.9
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.97	$0.90
Discontinued operations	$—	$—
Net income	$0.97	$0.90
Weighted average common shares outstanding	101.1	106.7
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.97	$0.90
Discontinued operations	$—	$—
Net income	$0.97	$0.89
Weighted average common shares outstanding	101.6	107.4
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	101.3	103.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2016	120,562,149	$1.2	$18.2	$3,133.3	$(842.4)	$2,310.3
Net income	—	—	—	98.1	—	98.1
Repurchases of common stock	—	—	—	—	(0.4)	(0.4)
Stock-based compensation expense	—	—	4.6	—	—	4.6
Shares awarded under stock-based compensation plans	—	—	(6.0)	—	27.5	21.5
Other	—	—	0.2	(0.1)	—	0.1
BALANCE AT MARCH 31, 2017	120,562,149	$1.2	$17.0	$3,231.3	$(815.3)	$2,434.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2017	2016
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$98.1	$95.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.1	0.3
Depreciation and amortization	37.3	34.8
Amortization of debt issuance costs and accretion of debt discounts	1.4	1.3
Stock-based compensation expense	4.6	15.3
Deferred income tax provision	4.2	4.8
Net gain related to business/property dispositions	(9.6)	(6.1)
Non-cash impairment charges	—	0.9
Excess tax benefit from stock-based awards	—	(0.6)
Other	(7.3)	3.8
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	201.6	161.2
Inventory	(185.8)	(146.5)
Other assets	(16.0)	(23.7)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	(8.4)	13.7
Accounts payable	6.7	2.5
Other liabilities	58.9	40.8
Net cash provided by continuing operations	185.8	198.4
Net cash used in discontinued operations	(0.2)	(0.2)
Net cash provided by operating activities	185.6	198.2
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(90.1)	(54.7)
Property operating lease buy-outs	(3.3)	(5.0)
Proceeds from the sale of property and equipment	0.3	—
Proceeds from assets held for sale	13.4	—
Insurance recoveries on property and equipment	1.2	—
Cash received from business divestitures, net of cash relinquished	9.9	6.1
Cash used in business acquisitions, net of cash acquired	(5.8)	(256.6)
Net change in restricted cash	(0.7)	—
Other	(0.9)	(0.5)
Net cash used in continuing operations	(76.0)	(310.7)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(76.0)	(310.7)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2017	2016
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(0.4)	(371.1)
Proceeds from revolving credit facility	260.0	440.0
Payments of revolving credit facility	(260.0)	(440.0)
Net proceeds from (payments of) commercial paper	(177.0)	326.5
Net proceeds from vehicle floorplan payable - non-trade	41.4	132.8
Payments of mortgage facility	(2.5)	(2.5)
Payments of capital leases and other debt obligations	(1.1)	(0.7)
Proceeds from the exercise of stock options	21.5	0.6
Excess tax benefit from stock-based awards	—	0.6
Net cash provided by (used in) continuing operations	(118.1)	86.2
Net cash used in discontinued operations	—	—
Net cash provided by (used in) financing activities	(118.1)	86.2
DECREASE IN CASH AND CASH EQUIVALENTS	(8.5)	(26.3)
CASH AND CASH EQUIVALENTS at beginning of period	64.8	74.1
CASH AND CASH EQUIVALENTS at end of period	$56.3	$47.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2017, we owned and operated 372 new vehicle franchises from 259 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the three months ended March 31, 2017, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 70 AutoNation branded collision centers.
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
Recent Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification within the statement of cash flows, and accounting for forfeitures. The amendments in this accounting standard update were effective for periods beginning after December 15, 2016.
The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

financing activities. We adopted these amendments effective January 1, 2017, on a prospective basis, resulting in $0.3 million of tax deficiencies reflected as a component of the income tax provision on the Unaudited Condensed Consolidated Statement of Income, and which is reflected as cash used in operating activities on the Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017. We elected not to adjust the prior year cash flow presentation.
The new standard also eliminates the requirement to estimate forfeitures when recognizing stock compensation expense during the vesting period. As permitted by the standard, we have elected to account for forfeitures of stock-based awards as they occur. The new standard requires that this change be adopted on a modified retrospective basis, as such, we recorded a cumulative effect adjustment of $0.2 million (pre-tax) to reduce retained earnings and increase additional paid-in capital as of January 1, 2017.
The new standard also requires the presentation of cash paid to taxing authorities at settlement arising from the withholding of shares from employees be classified as a financing activity on the statement of cash flows, which is where we had previously classified these items. This change, therefore, did not impact our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.
The amendments in this accounting standard update must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). We currently anticipate adopting the standard using the modified retrospective approach with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption.
This accounting standard update is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted only as of reporting periods beginning after December 15, 2016. We will adopt this accounting standard update effective January 1, 2018. As part of our implementation process, we have gained an understanding of the new standard and performed an analysis to identify accounting policies that may need to change and additional disclosures that will be required. We have considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of goods or services we offer, the degree to which contracts include multiple performance obligations or variable consideration, the pattern in which revenue is currently recognized, and additional disclosure requirements, among other things. We are midway through our implementation process, and while we continue to evaluate the impact of the provisions of this accounting standard update, we expect similar performance obligations to result under this update as compared with deliverables and separate units of accounting currently identified. As a result, we expect the timing of our revenue recognition for most of our revenue streams to generally remain the same. A portion of the transaction price related to sales of finance and insurance contracts could be considered variable consideration. The new standard requires an entity to estimate variable consideration and apply the constraint in determining the transaction price. We are still evaluating how much potential variable consideration should be constrained and at what point the constraint is resolved, which will also determine the amount of any potential cumulative effect adjustment. We have not yet quantified the impact, if any, to our consolidated financial statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We do not expect a significant impact in the amount or timing of gain or loss recognition related to our periodic sales of real estate. We are also currently evaluating the changes in controls and processes that are necessary to implement the new standard, but do not expect material changes.
Accounting for Leases
In February 2016, the FASB issued an accounting standard update that amends the accounting guidance on leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments in this accounting standard update are effective for us on January 1, 2019, with early adoption permitted. We will adopt this accounting standard update effective January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.
We expect that this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our balance sheet for real estate and equipment operating leases. We expect that our leasing activity may increase between now and adoption. We expect to elect all of the standard’s available practical expedients on adoption. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $300 million to $400 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We have a significant number of real estate leases, including for land and buildings. The majority of our leases for land are classified as operating leases under current lease accounting guidance. For new leases entered into after adoption, we expect that the new lease standard may affect the pattern of expense recognition related to the land component of a new real estate lease, since those land leases may be classified as financing leases under the new standard.
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
Simplifying the Goodwill Impairment Test
In January 2017, the FASB issued an accounting standard update that simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under the new standard, goodwill impairment should be recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, but should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this accounting standard update are to be applied prospectively and are effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this standard in connection with our annual goodwill impairment test scheduled for April 30, 2017. The provisions of this accounting standard update are not expected to have a material impact on our consolidated financial statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2017	December 31, 2016
Trade receivables	$144.1	$147.6
Manufacturer receivables	203.6	234.9
Other	49.2	48.7
	396.9	431.2
Less: allowances for doubtful accounts	(5.0)	(5.8)
	391.9	425.4
Contracts-in-transit and vehicle receivables	438.4	595.9
Income taxes receivable (see Note 6)	—	11.6
Receivables, net	$830.3	$1,032.9

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2017	December 31, 2016
New vehicles	$2,931.6	$2,761.5
Used vehicles	562.8	559.1
Parts, accessories, and other	198.2	199.5
Inventory	$3,692.6	$3,520.1

The components of vehicle floorplan payable are as follows:

	March 31, 2017	December 31, 2016
Vehicle floorplan payable - trade	$2,286.7	$2,308.8
Vehicle floorplan payable - non-trade	1,581.8	1,540.4
Vehicle floorplan payable	$3,868.5	$3,849.2
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.3% for the three months ended March 31, 2017, and 2.0% for the three months ended March 31, 2016. At March 31, 2017, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.6 billion, of which $3.5 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.2% for the three months ended March 31, 2017, and 1.9% for the three months ended March 31, 2016. At March 31, 2017, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $450.0 million, of which $372.3 million had been borrowed. The remaining borrowing capacity of $77.7 million was limited to $0.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2017	December 31, 2016
Goodwill	$1,515.6	$1,511.3

Franchise rights - indefinite-lived	$589.4	$589.4
Other intangibles	18.9	16.3
	608.3	605.7
Less: accumulated amortization	(7.7)	(7.5)
Other intangible assets, net	$600.6	$598.2
We are scheduled to complete our annual impairment tests of our goodwill and franchise rights as of April 30, 2017.

5.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
6.75% Senior Notes due 2018	$400.0	$400.0
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	300.0
4.5% Senior Notes due 2025	450.0	450.0
Revolving credit facility due 2019	—	—
Mortgage facility (1)	150.7	153.2
Capital leases and other debt	140.7	136.2
	1,791.4	1,789.4
Less: unamortized debt discounts and debt issuance costs	(10.2)	(10.8)
Less: current maturities	(165.4)	(167.5)
Long-term debt, net of current maturities	$1,615.8	$1,611.1
(1) The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Senior Unsecured Notes and Credit Agreement
At March 31, 2017, we had outstanding $400.0 million of 6.75% Senior Notes due 2018. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2017, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
At March 31, 2017, we had outstanding $300.0 million of 3.35% Senior Notes due 2021. Interest is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021.
At March 31, 2017, we had outstanding $450.0 million of 4.5% Senior Notes due 2025. Interest is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2017, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $48.5 million at March 31, 2017, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at March 31, 2017. As of March 31, 2017, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.2 billion.
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
Other Long-Term Debt
At March 31, 2017, we had $150.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017. We are subject to make-whole payments if the mortgage facility is prepaid prior to its maturity date.
At March 31, 2017, we had capital lease and other debt obligations of $140.7 million, which are due at various dates through 2036.
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
At March 31, 2017, we had $765.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.44% and a weighted-average remaining term of 9 days.

6.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $46.1 million at March 31, 2017. Income taxes receivable included in Receivables, net totaled $11.6 million at December 31, 2016.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2009 to 2015 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2017	2016
Shares repurchased	—	7.9
Aggregate purchase price	$—	$370.6
Average purchase price per share	$—	$47.20

As of March 31, 2017, $298.6 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2017	2016
Shares issued (in actual number of shares)	632,041	26,261
Proceeds from the exercise of stock options	$21.5	$0.6
Average exercise price per share	$34.03	$22.94

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended
	March 31,
	2017	2016
Shares issued	—	138,424
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	8,124	8,760

The 2017 annual equity awards were granted on April 19, 2017. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	STOCK-BASED COMPENSATION
In January 2017, our Board, upon the recommendation of its Compensation Committee, discontinued the AutoNation, Inc. 2008 Employee Equity and Incentive Plan and approved the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”), in each case subject to stockholder approval of the 2017 Plan at our 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”). The 2017 Plan provides for the grant of time-based and performance-based restricted stock units (“RSUs”) and restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
In January 2017, our Board’s Compensation Committee approved the 2017 annual equity awards for eligible employees under the 2017 Plan, which awards were issued on March 1, 2017, subject to stockholder approval of the 2017 Plan. Our stockholders approved the 2017 Plan at the 2017 Annual Meeting held on April 19, 2017, and on that date, the 2017 annual equity awards were considered granted for accounting purposes. The 2017 annual equity awards include time-based and performance-based RSUs. Time-based RSUs vest in equal installments over four years. The performance-based RSUs are subject to a one-year earnings performance measure. Certain performance-based RSUs vest in equal installments over four years, and others cliff vest after three years subject to the achievement of certain additional performance goals measured over a three-year period. The additional performance goals are based on an additional measure of earnings, a measure of return on invested capital, and a measure of our performance relative to certain customer satisfaction indices.
The fair value of each RSU award grant is based on the closing price of our common stock on the date of grant ($43.30 on April 19, 2017), and for performance-based awards, assumes that performance goals will be achieved at the stated target level. Compensation cost for RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible. The amount of compensation cost recognized on performance-based RSUs depends on the relative satisfaction of the performance condition based on performance to date.

9.	EARNINGS PER SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method. Our restricted stock awards are considered participating securities because they contain non-forfeitable rights to dividends. As the number of shares granted under such awards that have not yet vested is immaterial, all earnings per share amounts reflect such shares as if they were fully vested shares and the disclosures associated with the two-class method are not presented.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2017	2016
Net income from continuing operations	$98.2	$96.2
Loss from discontinued operations, net of income taxes	(0.1)	(0.3)
Net income	$98.1	$95.9

Weighted average common shares outstanding used in calculating basic EPS	101.1	106.7
Effect of dilutive stock options	0.5	0.7
Weighted average common shares outstanding used in calculating diluted EPS	101.6	107.4

Basic EPS amounts(1):
Continuing operations	$0.97	$0.90
Discontinued operations	$—	$—
Net income	$0.97	$0.90

Diluted EPS amounts(1):
Continuing operations	$0.97	$0.90
Discontinued operations	$—	$—
Net income	$0.97	$0.89
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2017	2016
Anti-dilutive options excluded from the computation of diluted earnings per share	3.1	2.5

10.	DIVESTITURES
During the first quarter of 2017, we divested one Import store and recorded a gain of $4.3 million. During the first quarter of 2016, we divested two Import stores and recorded a gain of $6.2 million.
The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

11.	ACQUISITIONS
We purchased one collision center in the Seattle, Washington market during the three months ended March 31, 2017. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for this business combination is preliminary and subject to final adjustment. We purchased 12 stores during the three months ended March 31, 2016.
The acquisition that occurred during the three months ended March 31, 2017 was not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire three month periods ended March 31, 2017 and 2016, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of March 31, 2017 and 2016, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2017 to 2034 are approximately $24 million at March 31, 2017. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2017. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2017, surety bonds, letters of credit, and cash deposits totaled $105.6 million, including $48.5 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows, or financial condition, although such outcome

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. We do not have any material known environmental commitments or contingencies.

13.	SEGMENT INFORMATION
At March 31, 2017 and 2016, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers and auction operations, all of which generate revenues, as well as unallocated corporate overhead expenses and retrospective commissions for certain financing and insurance transactions that we arrange under agreements with third parties.
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

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Domestic	$1,800.8	$1,848.2
Import	1,631.7	1,675.0
Premium Luxury	1,616.6	1,540.3
Total	5,049.1	5,063.5
Corporate and other	90.3	56.1
Total consolidated revenue	$5,139.4	$5,119.6

	Three Months Ended
	March 31,
	2017	2016
Segment income(1):
Domestic	$61.4	$77.4
Import	71.7	76.1
Premium Luxury	80.5	83.0
Total	213.6	236.5
Corporate and other	(28.4)	(48.0)
Other interest expense	(28.8)	(28.3)
Interest income	0.4	0.1
Other income (loss), net	3.0	(3.4)
Income from continuing operations before income taxes	$159.8	$156.9
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles sold during the three months ended March 31, 2017, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $203.6 million at March 31, 2017, and $234.9 million at December 31, 2016. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2017, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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
The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

•
Cash and cash equivalents, receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, commercial paper, and variable rate debt: The amounts reported in the accompanying Unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

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

	March 31, 2017	December 31, 2016
Carrying value	$1,781.2	$1,778.6
Fair value	$1,858.4	$1,862.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2017 and 2016:

	2017		2016
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held for sale:
Continuing operations	$—	$—	$5.0	$(0.9)
Discontinued operations	—	—	13.2	(0.2)
Total long-lived assets held for sale	$—	$—	$18.2	$(1.1)
Long-Lived Assets Held for Sale in Continuing Operations
The non-cash impairment charge recorded during the three months ended March 31, 2016, is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Discontinued Operations
The non-cash impairment charge recorded during the three months ended March 31, 2016, is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.
As of March 31, 2017, we had long-lived assets held for sale of $35.5 million in continuing operations and $13.8 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	CASH FLOW INFORMATION
During the three months ended March 31, 2017, we had non-cash investing and financing activities of $3.3 million related to capital leases and deferred purchase price commitments associated with our 2017 acquisition. We also had non-cash investing and financing activities related to increases in property acquired under capital leases of $2.2 million during the three months ended March 31, 2017. We did not enter into any capital leases during the three months ended March 31, 2016. In addition, we had accrued purchases of property and equipment of $22.4 million at March 31, 2017 and $16.4 million at March 31, 2016.
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $43.5 million during the three months ended March 31, 2017, and $36.6 million during the three months ended March 31, 2016. We received income tax refunds, net of income tax payments, of $0.5 million during the three months ended March 31, 2017, and made income tax payments, net of income tax refunds, of $0.9 million during the three months ended March 31, 2016.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2017, we owned and operated 372 new vehicle franchises from 259 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the three months ended March 31, 2017, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 70 AutoNation branded collision centers.
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
At March 31, 2017, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2017, new vehicle sales accounted for approximately 54% of our total revenue and approximately 18% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue and approximately 9% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the three months ended March 31, 2017, contributed approximately 72% of our total gross profit for the same period.

Market Conditions
In the first quarter of 2017, U.S. industry new vehicle unit retail sales were flat as compared to the first quarter of 2016, despite increases in manufacturer incentives and retail inventory levels. While we anticipate that full-year U.S. industry new vehicle unit sales will be above 17 million in 2017, we expect that the industry selling rate will remain relatively flat as compared to 2016. However, actual sales may materially differ from these levels. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted.
The number of recent-model-year vehicles in operation is growing due to the increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business. While the number of older vehicles in operation has declined and is expected to continue to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles.
Results of Operations
During the three months ended March 31, 2017, we had net income from continuing operations of $98.2 million, or $0.97 per share on a diluted basis, as compared to net income from continuing operations of $96.2 million, or $0.90 per share on a diluted basis, during the same period in 2016.

Our retail new vehicle unit sales were down 4% in the first quarter of 2017, as compared to the first quarter of 2016, due to competitive market conditions in a plateauing new vehicle sales environment. Our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed (“PVR”) basis were also adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs.
During the first quarter, we saw increased used vehicle unit volumes and a decline in used vehicle gross profit PVRs as we focused on our One Price strategy, which is now fully rolled out at all of our stores, and worked through the majority of the used vehicle inventory that was previously on recall hold. We expect to see a sequential increase in the second quarter of 2017 in both used vehicle unit volumes and used vehicle gross profit PVR.
The decreases in new and used vehicle gross profit were partially offset by improvement in our parts and service gross profit. Our total gross profit for the first quarter of 2017 was mostly flat as compared to the same period in the prior year.
Net income from continuing operations during the three months ended March 31, 2017, benefited from after-tax gains of $6.1 million related to store/property divestitures and $6.1 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights. Net income from continuing operations during the three months ended March 31, 2016, benefited from an after-tax gain of $3.8 million related to store divestitures.
Strategic Initiatives
During the three months ended March 31, 2017, we continued to implement the next phase of our comprehensive, customer-focused brand extension strategy, which includes AutoNation USA stand-alone used vehicle sales and service centers, AutoNation branded parts and accessories, the expansion of AutoNation branded collision centers, and the expansion of AutoNation branded automotive auctions. We expect that these initiatives will expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
In connection with our brand extension strategy, we also launched a One Price used vehicle sales model during the second half of 2016, which has been fully implemented in all of our stores as of the end of the first quarter of 2017.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 79,851 units in new vehicle inventory at March 31, 2017, 75,117 units at December 31, 2016, and 87,953 units at March 31, 2016. See “New Vehicle Inventories” below for more information.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $4.2 million at March 31, 2017, and $5.9 million at December 31, 2016.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.5 million at March 31, 2017, and $3.9 million at December 31, 2016.

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

Goodwill
Goodwill for our Domestic, Import, and Premium Luxury reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test as of April 30, 2017.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2017.
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
As of March 31, 2017, we had long-lived assets held for sale of $35.5 million in continuing operations and $13.8 million in discontinued operations.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process and impairment charges that were recorded during the three months ended March 31, 2016. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,796.2	$2,800.2	$(4.0)	(0.1)
Retail used vehicle	1,156.1	1,119.9	36.2	3.2
Wholesale	84.8	121.7	(36.9)	(30.3)
Used vehicle	1,240.9	1,241.6	(0.7)	(0.1)
Finance and insurance, net	221.6	223.1	(1.5)	(0.7)
Total variable operations(1)	4,258.7	4,264.9	(6.2)	(0.1)
Parts and service	845.1	820.4	24.7	3.0
Other	35.6	34.3	1.3
Total revenue	$5,139.4	$5,119.6	$19.8	0.4
Gross profit:
New vehicle	$144.3	$149.2	$(4.9)	(3.3)
Retail used vehicle	74.9	93.7	(18.8)	(20.1)
Wholesale	2.1	(2.7)	4.8
Used vehicle	77.0	91.0	(14.0)	(15.4)
Finance and insurance	221.6	223.1	(1.5)	(0.7)
Total variable operations(1)	442.9	463.3	(20.4)	(4.4)
Parts and service	371.0	354.7	16.3	4.6
Other	5.9	7.9	(2.0)
Total gross profit	819.8	825.9	(6.1)	(0.7)
Selling, general, and administrative expenses	595.3	588.7	(6.6)	(1.1)
Depreciation and amortization	37.3	34.8	(2.5)
Other income, net	(19.5)	(5.0)	14.5
Operating income	206.7	207.4	(0.7)	(0.3)
Non-operating income (expense) items:
Floorplan interest expense	(21.5)	(18.9)	(2.6)
Other interest expense	(28.8)	(28.3)	(0.5)
Interest income	0.4	0.1	0.3
Other income (loss), net	3.0	(3.4)	6.4
Income from continuing operations before income taxes	$159.8	$156.9	$2.9	1.8
Retail vehicle unit sales:
New vehicle	75,798	79,007	(3,209)	(4.1)
Used vehicle	60,608	58,103	2,505	4.3
	136,406	137,110	(704)	(0.5)
Revenue per vehicle retailed:
New vehicle	$36,890	$35,442	$1,448	4.1
Used vehicle	$19,075	$19,274	$(199)	(1.0)
Gross profit per vehicle retailed:
New vehicle	$1,904	$1,888	$16	0.8
Used vehicle	$1,236	$1,613	$(377)	(23.4)
Finance and insurance	$1,625	$1,627	$(2)	(0.1)
Total variable operations(2)	$3,232	$3,399	$(167)	(4.9)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2017 (%)	2016 (%)
Revenue mix percentages:
New vehicle	54.4	54.7
Used vehicle	24.1	24.3
Parts and service	16.4	16.0
Finance and insurance, net	4.3	4.4
Other	0.8	0.6
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	17.6	18.1
Used vehicle	9.4	11.0
Parts and service	45.3	42.9
Finance and insurance	27.0	27.0
Other	0.7	1.0
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.2	5.3
Used vehicle - retail	6.5	8.4
Parts and service	43.9	43.2
Total	16.0	16.1
Selling, general, and administrative expenses	11.6	11.5
Operating income	4.0	4.1
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	72.6	71.3
Operating income	25.2	25.1

	March 31,
	2017	2016
Inventory days supply:
New vehicle (industry standard of selling days)	71 days	81 days
Used vehicle (trailing calendar month days)	37 days	39 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Therefore, the amounts presented in the 2016 columns may differ from the same store amounts presented for 2016 in the prior year.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,701.0	$2,718.1	$(17.1)	(0.6)
Retail used vehicle	1,127.9	1,086.2	41.7	3.8
Wholesale	79.7	117.7	(38.0)	(32.3)
Used vehicle	1,207.6	1,203.9	3.7	0.3
Finance and insurance, net	216.9	217.7	(0.8)	(0.4)
Total variable operations(1)	4,125.5	4,139.7	(14.2)	(0.3)
Parts and service	820.3	794.9	25.4	3.2
Other	35.5	34.2	1.3
Total revenue	$4,981.3	$4,968.8	$12.5	0.3
Gross profit:
New vehicle	$138.9	$146.8	$(7.9)	(5.4)
Retail used vehicle	73.5	91.3	(17.8)	(19.5)
Wholesale	1.9	(2.4)	4.3
Used vehicle	75.4	88.9	(13.5)	(15.2)
Finance and insurance	216.9	217.7	(0.8)	(0.4)
Total variable operations(1)	431.2	453.4	(22.2)	(4.9)
Parts and service	360.8	343.5	17.3	5.0
Other	5.8	7.6	(1.8)
Total gross profit	$797.8	$804.5	$(6.7)	(0.8)
Retail vehicle unit sales:
New vehicle	73,639	76,246	(2,607)	(3.4)
Used vehicle	59,131	55,960	3,171	5.7
	132,770	132,206	564	0.4
Revenue per vehicle retailed:
New vehicle	$36,679	$35,649	$1,030	2.9
Used vehicle	$19,075	$19,410	$(335)	(1.7)
Gross profit per vehicle retailed:
New vehicle	$1,886	$1,925	$(39)	(2.0)
Used vehicle	$1,243	$1,632	$(389)	(23.8)
Finance and insurance	$1,634	$1,647	$(13)	(0.8)
Total variable operations(2)	$3,233	$3,448	$(215)	(6.2)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2017 (%)	2016 (%)
Revenue mix percentages:
New vehicle	54.2	54.7
Used vehicle	24.2	24.2
Parts and service	16.5	16.0
Finance and insurance, net	4.4	4.4
Other	0.7	0.7
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	17.4	18.2
Used vehicle	9.5	11.1
Parts and service	45.2	42.7
Finance and insurance	27.2	27.1
Other	0.7	0.9
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.1	5.4
Used vehicle - retail	6.5	8.4
Parts and service	44.0	43.2
Total	16.0	16.2

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,796.2	$2,800.2	$(4.0)	(0.1)
Gross profit	$144.3	$149.2	$(4.9)	(3.3)
Retail vehicle unit sales	75,798	79,007	(3,209)	(4.1)
Revenue per vehicle retailed	$36,890	$35,442	$1,448	4.1
Gross profit per vehicle retailed	$1,904	$1,888	$16	0.8
Gross profit as a percentage of revenue	5.2%	5.3%
Inventory days supply (industry standard of selling days)	71 days	81 days

	Three Months Ended March 31,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,701.0	$2,718.1	$(17.1)	(0.6)
Gross profit	$138.9	$146.8	$(7.9)	(5.4)
Retail vehicle unit sales	73,639	76,246	(2,607)	(3.4)
Revenue per vehicle retailed	$36,679	$35,649	$1,030	2.9
Gross profit per vehicle retailed	$1,886	$1,925	$(39)	(2.0)
Gross profit as a percentage of revenue	5.1%	5.4%

The following discussion of new vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $95.2 million and $82.1 million in new vehicle revenue and $5.4 million and $2.4 million in new vehicle gross profit for the three months ended March 31, 2017 and 2016, respectively, is related to acquisition and divestiture activity.

First Quarter 2017 compared to First Quarter 2016
Same store new vehicle revenue decreased during the three months ended March 31, 2017, as compared to the same period in 2016, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to competitive market conditions in a plateauing new vehicle sales environment, as well as certain manufacturers’ disruptive marketing and sales incentive programs.
Same store revenue PVR during the three months ended March 31, 2017, benefited from increases in the average selling prices for vehicles in all three segments. These increases were due in part to low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. These increases were partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR decreased during the three months ended March 31, 2017, primarily due to a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer sales and marketing programs. Same store gross profit PVR was also adversely impacted by a shift in mix toward Import vehicles, which have relatively lower average gross profit PVRs, partially offset by an increase in gross profit PVR for Premium Luxury vehicles.

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

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Floorplan assistance	$28.3	$29.3	$(1.0)
New vehicle floorplan interest expense	(20.2)	(17.9)	(2.3)
Net new vehicle inventory carrying benefit	$8.1	$11.4	$(3.3)
First Quarter 2017 compared to First Quarter 2016
The net new vehicle inventory carrying benefit decreased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in floorplan interest expense and a decrease in floorplan assistance. Floorplan interest expense increased due to higher average interest rates, partially offset by lower average vehicle floorplan payable balances during the quarter. Floorplan assistance decreased primarily due to a decrease in unit volume.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,156.1	$1,119.9	$36.2	3.2
Wholesale revenue	84.8	121.7	(36.9)	(30.3)
Total revenue	$1,240.9	$1,241.6	$(0.7)	(0.1)
Retail gross profit	$74.9	$93.7	$(18.8)	(20.1)
Wholesale gross profit (loss)	2.1	(2.7)	4.8
Total gross profit	$77.0	$91.0	$(14.0)	(15.4)
Retail vehicle unit sales	60,608	58,103	2,505	4.3
Revenue per vehicle retailed	$19,075	$19,274	$(199)	(1.0)
Gross profit per vehicle retailed	$1,236	$1,613	$(377)	(23.4)
Gross profit as a percentage of revenue	6.5%	8.4%
Inventory days supply (trailing calendar month days)	37 days	39 days

	Three Months Ended March 31,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,127.9	$1,086.2	$41.7	3.8
Wholesale revenue	79.7	117.7	(38.0)	(32.3)
Total revenue	$1,207.6	$1,203.9	$3.7	0.3
Retail gross profit	$73.5	$91.3	$(17.8)	(19.5)
Wholesale gross profit (loss)	1.9	(2.4)	4.3
Total gross profit	$75.4	$88.9	$(13.5)	(15.2)
Retail vehicle unit sales	59,131	55,960	3,171	5.7
Revenue per vehicle retailed	$19,075	$19,410	$(335)	(1.7)
Gross profit per vehicle retailed	$1,243	$1,632	$(389)	(23.8)
Gross profit as a percentage of revenue	6.5%	8.4%
The following discussion of used vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $28.2 million and $33.7 million in retail used vehicle revenue and $1.4 million and $2.4 million in retail used vehicle gross profit for the three months ended March 31, 2017 and 2016, respectively, is related to acquisition and divestiture activity.
First Quarter 2017 compared to First Quarter 2016
Same store retail used vehicle revenue increased during the three months ended March 31, 2017, as compared to the same period in 2016, as a result of an increase in same store unit volume, partially offset by a decrease in revenue PVR. During the first quarter, we saw increased unit volumes as we focused on our One Price strategy, which is now rolled out at all of our stores, and worked through the majority of the used vehicle inventory that was previously on recall hold. Unit volume in the prior year was adversely impacted by manufacturer safety recalls, including the Takata airbag inflator recall.
Same store revenue PVR and gross profit PVR decreased during the three months ended March 31, 2017, as compared to the same period in 2016, due to decreases in the average selling price and gross profit PVR, respectively, of used vehicles for all three segments. As noted above, we rolled out our One Price strategy and worked through the majority of the used vehicle inventory that was previously on recall hold, which caused a shift in mix toward the sale of older model year vehicles that have relatively lower average selling prices and gross profit PVRs.
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicle sales and service centers and our One Price used vehicle sales model.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$845.1	$820.4	$24.7	3.0
Gross Profit	$371.0	$354.7	$16.3	4.6
Gross profit as a percentage of revenue	43.9%	43.2%
Same Store:
Revenue	$820.3	$794.9	$25.4	3.2
Gross Profit	$360.8	$343.5	$17.3	5.0
Gross profit as a percentage of revenue	44.0%	43.2%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $24.8 million and $25.5 million in parts and service revenue and $10.2 million and $11.2 million in parts and service gross profit for the three months ended March 31, 2017 and 2016, respectively, is related to acquisition and divestiture activity.
First Quarter 2017 compared to First Quarter 2016
During the three months ended March 31, 2017, same store parts and service gross profit increased as compared to the same period in 2016, primarily due to increases in gross profit associated with warranty of $9.8 million and customer-pay service of $5.8 million.
Warranty gross profit benefited from an increase in volume, driven by the increase in units in operation in our primary service base, as well as improved margin performance. Customer-pay service gross profit benefited from improved operational execution and margin performance.
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicles sales and service centers, the launch of AutoNation branded parts and accessories, and the expansion of AutoNation branded collision centers.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$221.6	$223.1	$(1.5)	(0.7)
Gross profit per vehicle retailed	$1,625	$1,627	$(2)	(0.1)
Same Store:
Revenue and gross profit	$216.9	$217.7	$(0.8)	(0.4)
Gross profit per vehicle retailed	$1,634	$1,647	$(13)	(0.8)

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

The following discussion of finance and insurance is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $4.7 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively, is related to acquisition and divestiture activity.

First Quarter 2017 compared to First Quarter 2016
Same store finance and insurance revenue and gross profit decreased during the three months ended March 31, 2017, as compared to the same period in 2016, due to a decrease in finance and insurance revenue and gross profit PVR, partially offset by the increase in used vehicle unit volume. The decrease in finance and insurance revenue and gross profit PVR was primarily due to the shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore generate lower revenue and gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles. These decreases were partially offset by favorable retrospective commissions resulting from the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, which was rolled out during the second half of 2015.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,800.8	$1,848.2	$(47.4)	(2.6)
Import	1,631.7	1,675.0	(43.3)	(2.6)
Premium Luxury	1,616.6	1,540.3	76.3	5.0
Total	5,049.1	5,063.5	(14.4)	(0.3)
Corporate and other	90.3	56.1	34.2	61.0
Total consolidated revenue	$5,139.4	$5,119.6	$19.8	0.4
Segment income(1):
Domestic	$61.4	$77.4	$(16.0)	(20.7)
Import	71.7	76.1	(4.4)	(5.8)
Premium Luxury	80.5	83.0	(2.5)	(3.0)
Total	213.6	236.5	(22.9)	(9.7)
Corporate and other	(28.4)	(48.0)	19.6
Floorplan interest expense	21.5	18.9	(2.6)
Operating income	$206.7	$207.4	$(0.7)	(0.3)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	26,259	27,736	(1,477)	(5.3)
Import	34,315	35,781	(1,466)	(4.1)
Premium Luxury	15,224	15,490	(266)	(1.7)
	75,798	79,007	(3,209)	(4.1)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,800.8	$1,848.2	$(47.4)	(2.6)
Segment income	$61.4	$77.4	$(16.0)	(20.7)
Retail new vehicle unit sales	26,259	27,736	(1,477)	(5.3)
First Quarter 2017 compared to First Quarter 2016
Domestic revenue decreased during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to decreases in wholesale unit volume, used vehicle revenue PVR, new vehicle unit volume, and a realignment of stand-alone collision centers. Manufacturer safety recalls, including the Takata airbag inflator recall, adversely impacted retail unit volume and benefited wholesale unit volume in the prior year. During the current quarter, we rolled out our One Price strategy and worked through the majority of the used vehicle inventory that was previously on recall hold, which caused a shift in mix toward the sale of older model year vehicles that have relatively lower average selling prices. New vehicle unit volume was impacted by the competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs. These decreases were offset by an increase in new vehicle revenue PVR due to low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. Domestic revenue also benefited from the acquisitions we completed in 2016.
Domestic segment income decreased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to a decrease in used vehicle gross profit PVR and the decrease new vehicle unit volume. Used vehicle gross profit PVR decreased due in part to our focus on rolling out our One Price strategy and working through the majority of the used vehicle inventory that was previously on recall hold, which caused a shift in mix toward the sale of older model year vehicles that have relatively lower average gross profit PVRs.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,631.7	$1,675.0	$(43.3)	(2.6)
Segment income	$71.7	$76.1	$(4.4)	(5.8)
Retail new vehicle unit sales	34,315	35,781	(1,466)	(4.1)
First Quarter 2017 compared to First Quarter 2016
Import revenue decreased during the three months ended March 31, 2017, as compared to the same period in 2016, due to decreases in new and used vehicle unit volume, largely due to the divestitures we completed in 2016.
Import segment income decreased during the three months ended March 31, 2017, as compared to the same period in 2016, due to a decrease in finance and insurance revenue and gross profit PVR due to a decrease in unit volume as well as a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices and, therefore, generate lower revenue and gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles. Import segment income was also adversely impacted by a decrease in used vehicle gross profit PVR. During the quarter, we rolled out our One Price strategy and worked through the majority of the used vehicle inventory that was previously on recall hold, which caused a shift in mix toward the sale of older model year vehicles that have relatively lower average selling prices and gross profit PVRs. The decreases in Import segment income were partially offset by a decrease in SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,616.6	$1,540.3	$76.3	5.0
Segment income	$80.5	$83.0	$(2.5)	(3.0)
Retail new vehicle unit sales	15,224	15,490	(266)	(1.7)
First Quarter 2017 compared to First Quarter 2016
Premium Luxury revenue increased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to increases in new and used vehicle revenue due to the acquisitions we completed in 2016.
Premium Luxury segment income decreased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in SG&A expenses, largely due to the acquisitions we completed in 2016, partially offset by an increase in parts and service gross profit, which was driven by acquisitions, as well as an increase in customer-pay service gross profit.

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

	Three Months Ended March 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$377.2	$373.1	$(4.1)	(1.1)
Advertising	45.7	42.7	(3.0)	(7.0)
Store and corporate overhead	172.4	172.9	0.5	0.3
Total	$595.3	$588.7	$(6.6)	(1.1)

SG&A as a % of total gross profit:
Compensation	46.0	45.2	(80)	bps
Advertising	5.6	5.2	(40)	bps
Store and corporate overhead	21.0	20.9	(10)	bps
Total	72.6	71.3	(130)	bps
First Quarter 2017 compared to First Quarter 2016
SG&A expenses increased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to compensation expense and advertising. Compensation expense increased due in part to acquisitions and changes in certain vehicle sales associate compensation plans, partially offset by decrease in stock-based compensation expense due to a shift in the timing of the 2017 annual grant of stock-based awards to the second quarter. Advertising expenses increased primarily due to our brand extension strategy. As a percentage of total gross profit, SG&A expenses increased to 72.6% during the three months ended March 31, 2017, from 71.3% in the same period in 2016, primarily due to gross profit pressure in our used vehicle business as discussed above under “Used Vehicle” and investments related to our brand extension strategy.
Other Income, Net (included in Operating Income)
During the first quarter of 2017, we recognized a gain of $9.8 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights, a gain of $5.6 million related to a property disposition, and a gain of $4.3 million related to a store divestiture.
During the first quarter of 2016, we recognized gains related to store divestitures of $6.2 million, partially offset by non-cash property impairments of $0.9 million.
Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2017 compared to First Quarter 2016
Floorplan interest expense was $21.5 million for the three months ended March 31, 2017, compared to $18.9 million for the same period in 2016. The increase in floorplan interest expense of $2.6 million is the result of higher average interest rates, partially offset by lower average vehicle floorplan balances during the quarter.
Other Interest Expense
First Quarter 2017 compared to First Quarter 2016
Other interest expense of $28.8 million for the three months ended March 31, 2017, was relatively flat as compared to $28.3 million for the same period in 2016.

Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
Our effective income tax rate was 38.5% for the three months ended March 31, 2017, and 38.7% for the three months ended March 31, 2016.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2017		December 31, 2016
Cash and cash equivalents	$56.3		$64.8
Revolving credit facility (1)	$1,194.6	(2)	$1,058.7
Secured used vehicle floorplan facilities (3)	$0.5		$0.3

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At March 31, 2017, we had $48.5 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $765.0 million of commercial paper notes outstanding at March 31, 2017, which in effect reduced the available liquidity under our revolving credit facility to $986.5 million at March 31, 2017. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At March 31, 2017, surety bonds, letters of credit, and cash deposits totaled $105.6 million, including $48.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
Shares repurchased	—	7.9
Aggregate purchase price	$—	$370.6
Average purchase price per share	$—	$47.20
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
As of March 31, 2017, $298.6 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Purchases of property and equipment, including operating lease buy-outs (1)	$86.8	$50.7

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Cash received from (used in) business acquisitions, net(1)	$(5.8)	$(256.6)
Cash received from (used in) business divestitures, net	$9.9	$6.1

(1)	Excludes capital leases and deferred purchase price commitments.
During the three months ended March 31, 2017, we purchased a collision center in the Seattle, Washington market. We purchased 12 stores during the three months ended March 31, 2016.
We divested one Import store during the three months ended March 31, 2017, and two Import stores during the three months ended March 31, 2016. We regularly review our store portfolio and may divest stores opportunistically.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of March 31, 2017, and December 31, 2016.

(In millions)	March 31, 2017	December 31, 2016
6.75% Senior Notes due 2018	$400.0	$400.0
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	300.0
4.5% Senior Notes due 2025	450.0	450.0
Revolving credit facility due 2019	—	—
Mortgage facility (1)	150.7	153.2
Capital leases and other debt	140.7	136.2
	1,791.4	1,789.4
Less: unamortized debt discounts and debt issuance costs	(10.2)	(10.8)
Less: current maturities	(165.4)	(167.5)
Long-term debt, net of current maturities	$1,615.8	$1,611.1

(1) The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017.
At March 31, 2017, we had $765.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.44% and a weighted-average remaining term of 9 days.
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

As of March 31, 2017, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2017, our leverage ratio and capitalization ratio were as follows:

	March 31, 2017
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.56x
Capitalization ratio	≤ 70.0%	61.7%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	March 31, 2017	December 31, 2016
Vehicle floorplan payable - trade	$2,286.7	$2,308.8
Vehicle floorplan payable - non-trade	1,581.8	1,540.4
Vehicle floorplan payable	$3,868.5	$3,849.2
See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net cash provided by operating activities	$185.6	$198.2
Net cash used in investing activities	$(76.0)	$(310.7)
Net cash provided by (used in) financing activities	$(118.1)	$86.2
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
Net cash provided by operating activities decreased during the three months ended March 31, 2017, as compared to the same period in 2016, due to a decrease in earnings, partially offset by a decrease in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to a decrease in cash used in business acquisitions, net of cash acquired, and an increase in proceeds from assets held for sale, partially offset by an increase in cash used for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2017, we did not repurchase any shares of common stock, other than 8,124 shares that were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the three months ended March 31, 2016, we repurchased 7.9 million shares of common stock for an aggregate purchase price of $370.6 million (average purchase price per share of $47.20). In addition, during the three months ended March 31, 2016, 8,760 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $177.0 million during the three months ended March 31, 2017 and net proceeds of $326.5 million during the three months ended March 31, 2016.
During the three months ended March 31, 2017, we borrowed $260.0 million and repaid $260.0 million under our revolving credit facility. During the three months ended March 31, 2016, we borrowed $440.0 million and repaid $440.0 million under our revolving credit facility.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net proceeds of $41.4 million for the three months ended March 31, 2017, and net proceeds of $132.8 million for the three months ended March 31, 2016.
During the three months ended March 31, 2017, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options as compared to the same period in 2016.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding our brand extension strategy, pending or planned acquisitions, strategic initiatives, expected future investments in our business, and our expectations for the future performance of our business (including with respect to sales of used vehicles) and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
We had $3.9 billion of variable rate vehicle floorplan payable at March 31, 2017, and $3.8 billion at December 31, 2016. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $38.7 million at March 31, 2017, and $38.5 million at December 31, 2016. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $765.0 million of commercial paper notes outstanding at March 31, 2017, and $942.0 million at December 31, 2016. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $7.7 million at March 31, 2017 and $9.4 million at December 31, 2016.
Our fixed rate long-term debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.8 billion and had a fair value of $1.9 billion as of March 31, 2017, and totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2017 - January 31, 2017	—	$—	—	$298.6
February 1, 2017 - February 28, 2017	—	$—	—	$298.6
March 1, 2017 - March 31, 2017	8,124	$46.50	—	$298.6
Total	8,124		—

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2017, $298.6 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the first quarter of 2017, all of the shares reflected in the table above were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment to the AutoNation, Inc. 2014 Non-Employee Director Equity Plan, effective as of January 31, 2017.
10.2
Retirement Agreement and General Release of All Claims, dated March 7, 2017, by and between AutoNation, Inc. and Jonathan P. Ferrando (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2017).

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

AUTONATION, INC.

Date:	April 25, 2017	By:	/s/ Christopher Cade
Christopher Cade Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)