Form 10-Q
period 2017-06-30
AUTONATION, INC.
filed 2017-08-02
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of July 31, 2017, the registrant had 100,439,176 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52.5	$64.8
Receivables, net	795.1	1,032.9
Inventory	3,713.2	3,520.1
Other current assets	85.4	97.0
Total Current Assets	4,646.2	4,714.8
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.2 billion and $1.1 billion, respectively	2,950.7	2,843.2
GOODWILL	1,527.9	1,511.3
OTHER INTANGIBLE ASSETS, NET	615.1	598.2
OTHER ASSETS	409.8	392.5
Total Assets	$10,149.7	$10,060.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,264.7	$2,308.8
Vehicle floorplan payable - non-trade	1,629.7	1,540.4
Accounts payable	287.5	303.7
Commercial paper	790.0	942.0
Current maturities of long-term debt	562.0	167.5
Other current liabilities	574.6	566.8
Total Current Liabilities	6,108.5	5,829.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,216.1	1,611.1
DEFERRED INCOME TAXES	99.5	91.5
OTHER LIABILITIES	227.0	217.9
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 120,562,149 shares issued at June 30, 2017, and December 31, 2016, including shares held in treasury	1.2	1.2
Additional paid-in capital	27.8	18.2
Retained earnings	3,319.0	3,133.3
Treasury stock, at cost; 20,124,942 and 19,909,940 shares held, respectively	(849.4)	(842.4)
Total Shareholders’ Equity	2,498.6	2,310.3
Total Liabilities and Shareholders’ Equity	$10,149.7	$10,060.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
New vehicle	$2,930.9	$3,071.9	$5,727.1	$5,872.1
Used vehicle	1,201.1	1,259.4	2,442.0	2,501.0
Parts and service	857.5	834.7	1,702.6	1,655.1
Finance and insurance, net	228.8	225.4	450.4	448.5
Other	61.0	50.0	96.6	84.3
TOTAL REVENUE	5,279.3	5,441.4	10,418.7	10,561.0
Cost of sales:
New vehicle	2,792.7	2,909.1	5,444.6	5,560.1
Used vehicle	1,126.6	1,175.4	2,290.5	2,326.0
Parts and service	479.9	473.1	954.0	938.8
Other	54.0	42.0	83.7	68.4
TOTAL COST OF SALES (excluding depreciation shown below)	4,453.2	4,599.6	8,772.8	8,893.3
Gross Profit:
New vehicle	138.2	162.8	282.5	312.0
Used vehicle	74.5	84.0	151.5	175.0
Parts and service	377.6	361.6	748.6	716.3
Finance and insurance	228.8	225.4	450.4	448.5
Other	7.0	8.0	12.9	15.9
TOTAL GROSS PROFIT	826.1	841.8	1,645.9	1,667.7
Selling, general, and administrative expenses	611.3	585.2	1,206.6	1,173.9
Depreciation and amortization	39.3	35.9	76.6	70.7
Other income, net	(20.7)	(5.8)	(40.2)	(10.8)
OPERATING INCOME	196.2	226.5	402.9	433.9
Non-operating income (expense) items:
Floorplan interest expense	(24.1)	(19.3)	(45.6)	(38.2)
Other interest expense	(29.2)	(28.7)	(58.0)	(57.0)
Interest income	0.2	0.4	0.6	0.5
Other income, net	1.8	4.2	4.8	0.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	144.9	183.1	304.7	340.0
Income tax provision	57.2	71.0	118.8	131.7
NET INCOME FROM CONTINUING OPERATIONS	87.7	112.1	185.9	208.3
Loss from discontinued operations, net of income taxes	—	(0.1)	(0.1)	(0.4)
NET INCOME	$87.7	$112.0	$185.8	$207.9
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.87	$1.09	$1.84	$1.99
Discontinued operations	$—	$—	$—	$—
Net income	$0.87	$1.09	$1.84	$1.98
Weighted average common shares outstanding	101.2	102.9	101.1	104.8
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.86	$1.08	$1.83	$1.97
Discontinued operations	$—	$—	$—	$—
Net income	$0.86	$1.08	$1.83	$1.97
Weighted average common shares outstanding	101.5	103.6	101.6	105.5
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	100.4	102.2	100.4	102.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2016	120,562,149	$1.2	$18.2	$3,133.3	$(842.4)	$2,310.3
Net income	—	—	—	185.8	—	185.8
Repurchases of common stock	—	—	—	—	(35.9)	(35.9)
Stock-based compensation expense	—	—	15.5	—	—	15.5
Shares awarded under stock-based compensation plans	—	—	(6.1)	—	28.9	22.8
Other	—	—	0.2	(0.1)	—	0.1
BALANCE AT JUNE 30, 2017	120,562,149	$1.2	$27.8	$3,319.0	$(849.4)	$2,498.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2017	2016
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$185.8	$207.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.1	0.4
Depreciation and amortization	76.6	70.7
Amortization of debt issuance costs and accretion of debt discounts	2.8	2.7
Stock-based compensation expense	15.5	19.4
Deferred income tax provision	8.1	10.9
Net gain related to business/property dispositions	(29.6)	(18.3)
Non-cash impairment charges and valuation adjustments	(0.2)	7.8
Excess tax benefit from stock-based awards	—	(0.6)
Other	(3.8)	(0.5)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	233.2	111.4
Inventory	(198.6)	62.3
Other assets	(27.6)	(41.9)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	(24.6)	(180.8)
Accounts payable	(14.4)	(19.7)
Other liabilities	15.7	(3.0)
Net cash provided by continuing operations	239.0	228.7
Net cash used in discontinued operations	(0.3)	(0.5)
Net cash provided by operating activities	238.7	228.2
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(168.5)	(118.1)
Property operating lease buy-outs	(3.3)	(5.0)
Proceeds from the sale of property and equipment	0.3	7.2
Proceeds from assets held for sale	34.7	—
Insurance recoveries on property and equipment	1.2	—
Cash received from business divestitures, net of cash relinquished	34.6	50.0
Cash used in business acquisitions, net of cash acquired	(52.9)	(262.9)
Net change in restricted cash	(2.5)	3.2
Other	(1.1)	(0.3)
Net cash used in continuing operations	(157.5)	(325.9)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(157.5)	(325.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2017	2016
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(35.9)	(422.3)
Proceeds from revolving credit facility	440.0	760.0
Payments of revolving credit facility	(440.0)	(760.0)
Net proceeds from (payments of) commercial paper	(152.0)	358.6
Net proceeds from vehicle floorplan payable - non-trade	79.0	144.8
Payments of mortgage facility	(5.1)	(5.1)
Payments of capital leases and other debt obligations	(2.3)	(1.5)
Proceeds from the exercise of stock options	22.8	3.2
Excess tax benefit from stock-based awards	—	0.6
Net cash provided by (used in) continuing operations	(93.5)	78.3
Net cash used in discontinued operations	—	—
Net cash provided by (used in) financing activities	(93.5)	78.3
DECREASE IN CASH AND CASH EQUIVALENTS	(12.3)	(19.4)
CASH AND CASH EQUIVALENTS at beginning of period	64.8	74.1
CASH AND CASH EQUIVALENTS at end of period	$52.5	$54.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2017, we owned and operated 364 new vehicle franchises from 258 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the six months ended June 30, 2017, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 72 AutoNation branded collision centers.
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
The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

financing activities. We adopted these amendments effective January 1, 2017, on a prospective basis, resulting in $1.8 million of tax deficiencies reflected as a component of the income tax provision on the Unaudited Condensed Consolidated Statement of Income, and which is reflected as cash used in operating activities on the Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017. We elected not to adjust the prior year cash flow presentation.
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
Simplifying the Goodwill Impairment Test
In January 2017, the FASB issued an accounting standard update that simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under the new standard, goodwill impairment should be recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, but should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this accounting standard update are to be applied prospectively and are effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard in connection with our annual goodwill impairment test as of April 30, 2017. The provisions of this accounting standard update did not have an impact on our consolidated financial statements.
See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our annual goodwill impairment testing.
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
This accounting standard update is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted only as of reporting periods beginning after December 15, 2016. We will adopt this accounting standard update effective January 1, 2018. As part of our implementation process, we have gained an understanding of the new standard and performed an analysis to identify accounting policies that may need to change and additional disclosures that will be required. We have considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

goods or services we offer, the degree to which contracts include multiple performance obligations or variable consideration, the pattern in which revenue is currently recognized, and additional disclosure requirements, among other things. While we have not completed the implementation process, we have substantially evaluated all of our revenue streams and we expect similar performance obligations to result under the new standard as compared with deliverables and separate units of accounting currently identified. As a result, we expect the timing of our revenue recognition for most of our revenue streams to generally remain the same. A portion of the transaction price related to sales of finance and insurance contracts will likely be considered variable consideration and subject to accelerated recognition under the new standard. The new standard requires an entity to estimate variable consideration and apply the constraint in determining the transaction price. We are still evaluating how much variable consideration should be constrained and at what point the constraint is resolved, which will also determine the amount of any potential cumulative effect adjustment. As a result, we have not yet quantified the impact to our consolidated financial statements.
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
We expect that this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our balance sheet for real estate and equipment operating leases. We expect that our leasing activity may increase between now and adoption. We expect to elect all of the standard’s available practical expedients on adoption. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $300 million to $400 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We have a significant number of real estate leases, including for land and buildings. The majority of our leases for land are classified as operating leases under current lease accounting guidance. For new leases entered into after adoption, the new lease standard may affect the pattern of expense recognition related to the land component of a new real estate lease, since those land leases may be classified as financing leases under the new standard.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30, 2017	December 31, 2016
Trade receivables	$142.9	$147.6
Manufacturer receivables	195.2	234.9
Other	45.6	48.7
	383.7	431.2
Less: allowances for doubtful accounts	(4.6)	(5.8)
	379.1	425.4
Contracts-in-transit and vehicle receivables	390.5	595.9
Income taxes receivable (see Note 6)	25.5	11.6
Receivables, net	$795.1	$1,032.9

Trade receivables represent amounts due for parts and services that have been delivered or sold, excluding amounts due from manufacturers, as well as receivables from finance organizations for commissions on the sale of finance and insurance products. Manufacturer receivables represent amounts due from manufacturers for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2017	December 31, 2016
New vehicles	$2,957.2	$2,761.5
Used vehicles	553.3	559.1
Parts, accessories, and other	202.7	199.5
Inventory	$3,713.2	$3,520.1

The components of vehicle floorplan payable are as follows:

	June 30, 2017	December 31, 2016
Vehicle floorplan payable - trade	$2,264.7	$2,308.8
Vehicle floorplan payable - non-trade	1,629.7	1,540.4
Vehicle floorplan payable	$3,894.4	$3,849.2
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.4% for the six months ended June 30, 2017, and 2.0% for the six months ended June 30, 2016. At June 30, 2017, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.5 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.3% for the six months ended June 30, 2017, and 2.0% for the six months ended June 30, 2016. At June 30, 2017, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $490.0 million, of which $397.8 million had been borrowed. The remaining borrowing capacity of $92.2 million was limited to $0.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2017	December 31, 2016
Goodwill	$1,527.9	$1,511.3

Franchise rights - indefinite-lived	$603.7	$589.4
Other intangibles	19.4	16.3
	623.1	605.7
Less: accumulated amortization	(8.0)	(7.5)
Other intangible assets, net	$615.1	$598.2
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate the carrying value of a reporting unit more likely than not exceeds its fair value. We elected to perform a quantitative goodwill impairment test as of April 30, 2017 and no impairment charges resulted from the impairment test.
See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform quantitative franchise rights impairment tests as of April 30, 2017 and no impairment charges resulted from the impairment tests.
See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
6.75% Senior Notes due 2018	$400.0	$400.0
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	300.0
4.5% Senior Notes due 2025	450.0	450.0
Revolving credit facility due 2019	—	—
Mortgage facility (1)	148.2	153.2
Capital leases and other debt	139.4	136.2
	1,787.6	1,789.4
Less: unamortized debt discounts and debt issuance costs	(9.5)	(10.8)
Less: current maturities	(562.0)	(167.5)
Long-term debt, net of current maturities	$1,216.1	$1,611.1
(1) The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017.
Senior Unsecured Notes and Credit Agreement
At June 30, 2017, we had outstanding $400.0 million of 6.75% Senior Notes due 2018. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018, and were therefore reclassified to current maturities during the second quarter of 2017.
At June 30, 2017, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
At June 30, 2017, we had outstanding $300.0 million of 3.35% Senior Notes due 2021. Interest is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021.
At June 30, 2017, we had outstanding $450.0 million of 4.5% Senior Notes due 2025. Interest is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on December 3, 2019. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2017, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $49.0 million at June 30, 2017, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at June 30, 2017. As of June 30, 2017, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.0 billion.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Other Long-Term Debt
At June 30, 2017, we had $148.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017. We are subject to make-whole payments if the mortgage facility is prepaid prior to its maturity date.
At June 30, 2017, we had capital lease and other debt obligations of $139.4 million, which are due at various dates through 2036.
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
At June 30, 2017, we had $790.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.72% and a weighted-average remaining term of 15 days. At December 31, 2016, we had $942.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.26% and a weighted-average remaining term of 24 days.

6.	INCOME TAXES
Income taxes receivable included in Receivables, net totaled $25.5 million at June 30, 2017, and $11.6 million at December 31, 2016.
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

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Shares repurchased	0.9	1.0	0.9	8.9
Aggregate purchase price	$34.9	$50.0	$34.9	$420.6
Average purchase price per share	$39.92	$48.51	$39.92	$47.35

As of June 30, 2017, $263.7 million remained available for share repurchases under the program.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Shares issued (in actual number of shares)	46,817	96,496	678,858	122,757
Proceeds from the exercise of stock options	$1.3	$2.6	$22.8	$3.2
Average exercise price per share	$28.55	$26.93	$33.65	$26.08

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and settlement of restricted stock units (“RSUs”), as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Shares issued	—	14,259	20,000	152,683
Shares surrendered to AutoNation to satisfy tax withholding obligations	17,796	24,125	25,920	32,885

8.	STOCK-BASED COMPENSATION
In January 2017, our Board, upon the recommendation of its Compensation Committee, discontinued the AutoNation, Inc. 2008 Employee Equity and Incentive Plan and approved the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”), in each case subject to stockholder approval of the 2017 Plan at our 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”). The 2017 Plan provides for the grant of time-based and performance-based RSUs and restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
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
We granted 0.6 million RSUs during the six months ended June 30, 2017, which were primarily related to the 2017 annual equity awards discussed above. The fair value of each RSU award grant is based on the closing price of our common stock on the date of grant. Compensation cost for time-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible, and for performance-based awards, is recognized over the requisite service period based on the current expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized on performance-based RSUs depends on the relative satisfaction of the performance condition based on performance to date.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested RSU awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income from continuing operations	$87.7	$112.1	$185.9	$208.3
Loss from discontinued operations, net of income taxes	—	(0.1)	(0.1)	(0.4)
Net income	$87.7	$112.0	$185.8	$207.9

Weighted average common shares outstanding used in calculating basic EPS	101.2	102.9	101.1	104.8
Effect of dilutive stock options and unvested RSUs	0.3	0.7	0.5	0.7
Weighted average common shares outstanding used in calculating diluted EPS	101.5	103.6	101.6	105.5

Basic EPS amounts(1):
Continuing operations	$0.87	$1.09	$1.84	$1.99
Discontinued operations	$—	$—	$—	$—
Net income	$0.87	$1.09	$1.84	$1.98

Diluted EPS amounts(1):
Continuing operations	$0.86	$1.08	$1.83	$1.97
Discontinued operations	$—	$—	$—	$—
Net income	$0.86	$1.08	$1.83	$1.97
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	3.7	3.1	3.4	1.9

10.	DIVESTITURES
During the second quarter of 2017, we divested one Import store and recorded a gain of $14.8 million. During the first quarter of 2017, we divested one Import store and recorded a gain of $4.3 million. During the second quarter of 2016, we divested one Domestic store and six Import stores and recorded a net gain of $11.5 million. During the first quarter of 2016, we divested two Import stores and recorded a gain of $6.2 million.
The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	ACQUISITIONS
We purchased one store and one collision center in South Florida and one collision center in the Seattle, Washington area during the six months ended June 30, 2017. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustment. We purchased 12 stores during the six months ended June 30, 2016. In July 2017, we purchased one collision center in the Dallas-Fort Worth, Texas area.
The acquisitions that occurred during the six months ended June 30, 2017 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire six month periods ended June 30, 2017 and 2016, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of June 30, 2017 and 2016, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2017 to 2034 are approximately $23 million at June 30, 2017. We do not have any material known commitments that we or our subsidiaries will be called on to

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

perform under any such assigned leases or subleases at June 30, 2017. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2017, surety bonds, letters of credit, and cash deposits totaled $106.8 million, of which $49.0 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At June 30, 2017 and 2016, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, and AutoNation USA stand-alone used vehicle sales and service centers, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and retrospective commissions for certain financing and insurance transactions that we arrange under agreements with third parties.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Domestic	$1,844.7	$1,995.1	$3,645.5	$3,843.3
Import	1,702.2	1,748.1	3,333.9	3,423.1
Premium Luxury	1,644.1	1,644.7	3,260.7	3,185.0
Total	5,191.0	5,387.9	10,240.1	10,451.4
Corporate and other	88.3	53.5	178.6	109.6
Total consolidated revenue	$5,279.3	$5,441.4	$10,418.7	$10,561.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment income(1):
Domestic	$60.1	$85.6	$121.5	$163.0
Import	75.3	74.6	147.0	150.7
Premium Luxury	83.9	92.9	164.4	175.9
Total	219.3	253.1	432.9	489.6
Corporate and other	(47.2)	(45.9)	(75.6)	(93.9)
Other interest expense	(29.2)	(28.7)	(58.0)	(57.0)
Interest income	0.2	0.4	0.6	0.5
Other income, net	1.8	4.2	4.8	0.8
Income from continuing operations before income taxes	$144.9	$183.1	$304.7	$340.0
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

14.	BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2017, approximately 61% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles sold during the six months ended June 30, 2017, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $195.2 million at June 30, 2017, and $234.9 million at December 31, 2016. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2017, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	June 30, 2017	December 31, 2016
Carrying value	$1,778.1	$1,778.6
Fair value	$1,864.4	$1,862.2

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
Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We elected to perform a quantitative goodwill impairment test as of April 30, 2017. As discussed in Note 1 above, the FASB issued an accounting standard that requires goodwill impairment to be measured based on the amount by which the carrying amount of a reporting unit exceeds its fair value. The adoption of this standard had no impact to our consolidated financial statements as the fair values of each of our reporting units were substantially in excess of their carrying values as of April 30, 2017.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
For our April 30, 2016 annual goodwill impairment assessment, we chose to make a qualitative evaluation about the likelihood of goodwill impairment and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform quantitative franchise rights impairment tests as of April 30, 2017, and no impairment charges resulted from the impairment tests.
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
For our April 30, 2016 annual franchise rights impairment assessment, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative test. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2017, we had long-lived assets held for sale of $16.4 million in continuing operations and $13.8 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets. The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2017 and 2016:

	2017		2016
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$—	$4.2	$(1.8)
Long-lived assets held for sale:
Continuing operations	$2.9	$0.2	$11.4	$(5.8)
Discontinued operations	—	—	13.2	(0.2)
Total long-lived assets held for sale	$2.9	$0.2	$24.6	$(6.0)
Long-Lived Assets Held and Used in Continuing Operations
The non-cash impairment charges recorded during the six months ended June 30, 2016 are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Continuing Operations
The net adjustments recorded to long-lived assets held for sale during the six months ended June 30, 2017, and non-cash impairment charges recorded during the six months ended June 30, 2016, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Discontinued Operations
The non-cash impairment charges recorded during the six months ended June 30, 2016, are included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.

16.	CASH FLOW INFORMATION
We had non-cash investing and financing activities of $3.3 million related to capital leases and deferred purchase price commitments associated with our 2017 acquisitions for the six months ended June 30, 2017. We also had non-cash investing and financing activities related to increases in property acquired under capital leases of $2.2 million during the six months ended June 30, 2017. We did not enter into any capital leases during the six months ended June 30, 2016. In addition, we had accrued purchases of property and equipment of $25.9 million at June 30, 2017 and $14.7 million at June 30, 2016.
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $99.2 million during the six months ended June 30, 2017, and $91.0 million during the six months ended June 30, 2016. We made income tax payments, net of income tax refunds, of $124.1 million during the six months ended June 30, 2017, and $132.0 million during the six months ended June 30, 2016.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2017, we owned and operated 364 new vehicle franchises from 258 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the six months ended June 30, 2017, are manufactured by Toyota (including Lexus), Ford, Honda, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 72 AutoNation branded collision centers.
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
At June 30, 2017, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2017, new vehicle sales accounted for approximately 55% of our total revenue and approximately 17% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue and approximately 9% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the six months ended June 30, 2017, contributed approximately 73% of our total gross profit for the same period.

Market Conditions
In the second quarter of 2017, despite increases in manufacturer incentives and retail inventory levels, U.S. industry retail new vehicle unit sales decreased 1% as compared to the second quarter of 2016. Market conditions were particularly challenging in Texas and Florida, with industry retail new vehicle unit sales lower by 6% and 4% in Texas and Florida, respectively, according to industry sources. Texas and Florida currently represent approximately 45% of our total retail vehicle unit sales. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, an increase in off-lease supply of late-model used vehicles could benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume.
The number of recent-model-year vehicles in operation is growing due to the increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business. While the number of older vehicles in operation has declined, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles during 2017.
Results of Operations
During the three months ended June 30, 2017, we had net income from continuing operations of $87.7 million, or $0.86 per share on a diluted basis, as compared to net income from continuing operations of $112.1 million, or $1.08 per share on a diluted basis, during the same period in 2016. During the six months ended June 30, 2017, we had net income from continuing operations of $185.9 million, or $1.83 per share on a diluted basis, as compared to net income from continuing operations of $208.3 million, or $1.97 per share on a diluted basis, during the same period in 2016.
Our retail new vehicle unit sales decreased 7% in the second quarter of 2017, as compared to the second quarter of 2016, largely due to declines in our Texas and Florida markets and competitive market conditions in a plateauing new vehicle sales environment. Our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed (“PVR”) basis were also adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs, particularly in our Domestic segment. Our used vehicle gross profit PVR decreased due to implementation challenges with One Price, our centralized pricing and appraisal strategy. The decreases in new and used vehicle gross profit were partially offset by improvement in our parts and service gross profit and finance and insurance gross profit.
Net income from continuing operations benefited from after-tax gains of $12.3 million and $7.5 million related to store/property divestitures during the three months ended June 30, 2017 and 2016, respectively.
Strategic Initiatives
During the first half of 2017, we continued to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation branded parts and accessories, the expansion of AutoNation branded collision centers and AutoNation branded automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers. During the six months ended June 30, 2017, we opened two AutoNation branded automotive auctions and two AutoNation USA stores, and we acquired two collision centers. In connection with our brand extension strategy, we also launched our One Price used vehicle centralized pricing and appraisal strategy, which was implemented in all of our stores as of the end of the first quarter of 2017. We expect that these initiatives will expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 78,507 units in new vehicle inventory at June 30, 2017, 75,117 units at December 31, 2016, and 78,716 units at June 30, 2016. See “New Vehicle Inventories” below for more information.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $3.6 million at June 30, 2017, and $5.9 million at December 31, 2016.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or market. We estimate the amount of potential obsolete inventory based upon past experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.6 million at June 30, 2017, and $3.9 million at December 31, 2016.

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
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform a quantitative goodwill impairment test as of April 30, 2017, and no impairment charges resulted from the impairment test.

The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of our reporting units. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative impairment test.
As of June 30, 2017, we have $241.6 million of goodwill related to the Domestic reporting unit, $547.9 million related to the Import reporting unit, $712.1 million related to the Premium Luxury reporting unit, and $26.3 million related to “Corporate and other.” The fair values of each of the reporting units were substantially in excess of their carrying values as of April 30, 2017, the date of our quantitative goodwill impairment test.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 73 stores and totaled $589.4 million at April 30, 2017, are evaluated for impairment on a franchise-by-franchise basis annually. We elected to perform quantitative franchise rights impairment tests as of April 30, 2017, and no impairment charges resulted from the impairment tests. If, hypothetically, the fair value of each of the franchise rights quantitatively tested had been determined to be 10% lower as of the valuation date, no impairment charges would have resulted. The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
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
As of June 30, 2017, we had long-lived assets held for sale of $16.4 million in continuing operations and $13.8 million in discontinued operations.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process and valuation adjustments and impairment charges that were recorded during the six months ended June 30, 2017 and 2016. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,930.9	$3,071.9	$(141.0)	(4.6)	$5,727.1	$5,872.1	$(145.0)	(2.5)
Retail used vehicle	1,131.1	1,122.6	8.5	0.8	2,287.2	2,242.5	44.7	2.0
Wholesale	70.0	136.8	(66.8)	(48.8)	154.8	258.5	(103.7)	(40.1)
Used vehicle	1,201.1	1,259.4	(58.3)	(4.6)	2,442.0	2,501.0	(59.0)	(2.4)
Finance and insurance, net	228.8	225.4	3.4	1.5	450.4	448.5	1.9	0.4
Total variable operations(1)	4,360.8	4,556.7	(195.9)	(4.3)	8,619.5	8,821.6	(202.1)	(2.3)
Parts and service	857.5	834.7	22.8	2.7	1,702.6	1,655.1	47.5	2.9
Other	61.0	50.0	11.0		96.6	84.3	12.3
Total revenue	$5,279.3	$5,441.4	$(162.1)	(3.0)	$10,418.7	$10,561.0	$(142.3)	(1.3)
Gross profit:
New vehicle	$138.2	$162.8	$(24.6)	(15.1)	$282.5	$312.0	$(29.5)	(9.5)
Retail used vehicle	74.0	86.7	(12.7)	(14.6)	148.9	180.4	(31.5)	(17.5)
Wholesale	0.5	(2.7)	3.2		2.6	(5.4)	8.0
Used vehicle	74.5	84.0	(9.5)	(11.3)	151.5	175.0	(23.5)	(13.4)
Finance and insurance	228.8	225.4	3.4	1.5	450.4	448.5	1.9	0.4
Total variable operations(1)	441.5	472.2	(30.7)	(6.5)	884.4	935.5	(51.1)	(5.5)
Parts and service	377.6	361.6	16.0	4.4	748.6	716.3	32.3	4.5
Other	7.0	8.0	(1.0)		12.9	15.9	(3.0)
Total gross profit	826.1	841.8	(15.7)	(1.9)	1,645.9	1,667.7	(21.8)	(1.3)
Selling, general, and administrative expenses	611.3	585.2	(26.1)	(4.5)	1,206.6	1,173.9	(32.7)	(2.8)
Depreciation and amortization	39.3	35.9	(3.4)		76.6	70.7	(5.9)
Other income, net	(20.7)	(5.8)	14.9		(40.2)	(10.8)	29.4
Operating income	196.2	226.5	(30.3)	(13.4)	402.9	433.9	(31.0)	(7.1)
Non-operating income (expense) items:
Floorplan interest expense	(24.1)	(19.3)	(4.8)		(45.6)	(38.2)	(7.4)
Other interest expense	(29.2)	(28.7)	(0.5)		(58.0)	(57.0)	(1.0)
Interest income	0.2	0.4	(0.2)		0.6	0.5	0.1
Other income, net	1.8	4.2	(2.4)		4.8	0.8	4.0
Income from continuing operations before income taxes	$144.9	$183.1	$(38.2)	(20.9)	$304.7	$340.0	$(35.3)	(10.4)
Retail vehicle unit sales:
New vehicle	79,892	85,654	(5,762)	(6.7)	155,690	164,678	(8,988)	(5.5)
Used vehicle	58,266	56,637	1,629	2.9	118,874	114,740	4,134	3.6
	138,158	142,291	(4,133)	(2.9)	274,564	279,418	(4,854)	(1.7)
Revenue per vehicle retailed:
New vehicle	$36,686	$35,864	$822	2.3	$36,785	$35,658	$1,127	3.2
Used vehicle	$19,413	$19,821	$(408)	(2.1)	$19,241	$19,544	$(303)	(1.6)
Gross profit per vehicle retailed:
New vehicle	$1,730	$1,901	$(171)	(9.0)	$1,815	$1,895	$(80)	(4.2)
Used vehicle	$1,270	$1,531	$(261)	(17.0)	$1,253	$1,572	$(319)	(20.3)
Finance and insurance	$1,656	$1,584	$72	4.5	$1,640	$1,605	$35	2.2
Total variable operations(2)	$3,192	$3,338	$(146)	(4.4)	$3,212	$3,367	$(155)	(4.6)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017 (%)	2016 (%)	2017 (%)	2016 (%)
Revenue mix percentages:
New vehicle	55.5	56.5	55.0	55.6
Used vehicle	22.8	23.1	23.4	23.7
Parts and service	16.2	15.3	16.3	15.7
Finance and insurance, net	4.3	4.1	4.3	4.2
Other	1.2	1.0	1.0	0.8
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	16.7	19.3	17.2	18.7
Used vehicle	9.0	10.0	9.2	10.5
Parts and service	45.7	43.0	45.5	43.0
Finance and insurance	27.7	26.8	27.4	26.9
Other	0.9	0.9	0.7	0.9
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.7	5.3	4.9	5.3
Used vehicle - retail	6.5	7.7	6.5	8.0
Parts and service	44.0	43.3	44.0	43.3
Total	15.6	15.5	15.8	15.8
Selling, general, and administrative expenses	11.6	10.8	11.6	11.1
Operating income	3.7	4.2	3.9	4.1
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	74.0	69.5	73.3	70.4
Operating income	23.8	26.9	24.5	26.0

	June 30,
	2017	2016
Inventory days supply:
New vehicle (industry standard of selling days)	77 days	73 days
Used vehicle (trailing calendar month days)	40 days	44 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,860.0	$3,004.4	$(144.4)	(4.8)	$5,553.2	$5,713.8	$(160.6)	(2.8)
Retail used vehicle	1,103.5	1,095.4	8.1	0.7	2,225.5	2,177.8	47.7	2.2
Wholesale	67.7	132.8	(65.1)	(49.0)	149.1	250.2	(101.1)	(40.4)
Used vehicle	1,171.2	1,228.2	(57.0)	(4.6)	2,374.6	2,428.0	(53.4)	(2.2)
Finance and insurance, net	225.6	220.9	4.7	2.1	442.1	437.9	4.2	1.0
Total variable operations(1)	4,256.8	4,453.5	(196.7)	(4.4)	8,369.9	8,579.7	(209.8)	(2.4)
Parts and service	842.3	815.0	27.3	3.3	1,659.5	1,606.6	52.9	3.3
Other	60.8	50.1	10.7		96.3	84.2	12.1
Total revenue	$5,159.9	$5,318.6	$(158.7)	(3.0)	$10,125.7	$10,270.5	$(144.8)	(1.4)
Gross profit:
New vehicle	$134.2	$161.0	$(26.8)	(16.6)	$272.9	$307.6	$(34.7)	(11.3)
Retail used vehicle	72.8	84.9	(12.1)	(14.3)	146.0	175.9	(29.9)	(17.0)
Wholesale	(1.3)	(2.4)	1.1		0.6	(4.8)	5.4
Used vehicle	71.5	82.5	(11.0)	(13.3)	146.6	171.1	(24.5)	(14.3)
Finance and insurance	225.6	220.9	4.7	2.1	442.1	437.9	4.2	1.0
Total variable operations(1)	431.3	464.4	(33.1)	(7.1)	861.6	916.6	(55.0)	(6.0)
Parts and service	370.9	353.0	17.9	5.1	730.3	695.1	35.2	5.1
Other	6.7	8.0	(1.3)		12.5	15.5	(3.0)
Total gross profit	$808.9	$825.4	$(16.5)	(2.0)	$1,604.4	$1,627.2	$(22.8)	(1.4)
Retail vehicle unit sales:
New vehicle	78,491	83,461	(4,970)	(6.0)	151,913	159,444	(7,531)	(4.7)
Used vehicle	57,065	54,924	2,141	3.9	115,909	110,625	5,284	4.8
	135,556	138,385	(2,829)	(2.0)	267,822	270,069	(2,247)	(0.8)
Revenue per vehicle retailed:
New vehicle	$36,437	$35,998	$439	1.2	$36,555	$35,836	$719	2.0
Used vehicle	$19,338	$19,944	$(606)	(3.0)	$19,200	$19,686	$(486)	(2.5)
Gross profit per vehicle retailed:
New vehicle	$1,710	$1,929	$(219)	(11.4)	$1,796	$1,929	$(133)	(6.9)
Used vehicle	$1,276	$1,546	$(270)	(17.5)	$1,260	$1,590	$(330)	(20.8)
Finance and insurance	$1,664	$1,596	$68	4.3	$1,651	$1,621	$30	1.9
Total variable operations(2)	$3,191	$3,373	$(182)	(5.4)	$3,215	$3,412	$(197)	(5.8)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017 (%)	2016 (%)	2017 (%)	2016 (%)
Revenue mix percentages:
New vehicle	55.4	56.5	54.8	55.6
Used vehicle	22.7	23.1	23.5	23.6
Parts and service	16.3	15.3	16.4	15.6
Finance and insurance, net	4.4	4.2	4.4	4.3
Other	1.2	0.9	0.9	0.9
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	16.6	19.5	17.0	18.9
Used vehicle	8.8	10.0	9.1	10.5
Parts and service	45.9	42.8	45.5	42.7
Finance and insurance	27.9	26.8	27.6	26.9
Other	0.8	0.9	0.8	1.0
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.7	5.4	4.9	5.4
Used vehicle - retail	6.6	7.8	6.6	8.1
Parts and service	44.0	43.3	44.0	43.3
Total	15.7	15.5	15.8	15.8

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,930.9	$3,071.9	$(141.0)	(4.6)	$5,727.1	$5,872.1	$(145.0)	(2.5)
Gross profit	$138.2	$162.8	$(24.6)	(15.1)	$282.5	$312.0	$(29.5)	(9.5)
Retail vehicle unit sales	79,892	85,654	(5,762)	(6.7)	155,690	164,678	(8,988)	(5.5)
Revenue per vehicle retailed	$36,686	$35,864	$822	2.3	$36,785	$35,658	$1,127	3.2
Gross profit per vehicle retailed	$1,730	$1,901	$(171)	(9.0)	$1,815	$1,895	$(80)	(4.2)
Gross profit as a percentage of revenue	4.7%	5.3%			4.9%	5.3%
Inventory days supply (industry standard of selling days)	77 days	73 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,860.0	$3,004.4	$(144.4)	(4.8)	$5,553.2	$5,713.8	$(160.6)	(2.8)
Gross profit	$134.2	$161.0	$(26.8)	(16.6)	$272.9	$307.6	$(34.7)	(11.3)
Retail vehicle unit sales	78,491	83,461	(4,970)	(6.0)	151,913	159,444	(7,531)	(4.7)
Revenue per vehicle retailed	$36,437	$35,998	$439	1.2	$36,555	$35,836	$719	2.0
Gross profit per vehicle retailed	$1,710	$1,929	$(219)	(11.4)	$1,796	$1,929	$(133)	(6.9)
Gross profit as a percentage of revenue	4.7%	5.4%			4.9%	5.4%

The following discussion of new vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $70.9 million and $67.5 million in new vehicle revenue and $4.0 million and $1.8 million in new vehicle gross profit for the three months ended June 30, 2017 and 2016, respectively, and $173.9 million and $158.3 million in new vehicle revenue and $9.6 million and $4.4 million in new vehicle gross profit for the six months ended June 30, 2017 and 2016, respectively, is related to acquisition and divestiture activity.

Second Quarter 2017 compared to Second Quarter 2016
Same store new vehicle revenue decreased during the three months ended June 30, 2017, as compared to the same period in 2016, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to declines in our Texas and Florida markets and overall competitive market conditions in a plateauing new vehicle sales environment, as well as certain manufacturers’ disruptive marketing and sales incentive programs.
Same store revenue PVR during the three months ended June 30, 2017, benefited from increases in the average selling prices for vehicles in all three segments. These increases were due in part to low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. These increases were partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR decreased during the three months ended June 30, 2017, primarily due to a decrease in gross profit PVR for Domestic vehicles resulting from a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer marketing and sales incentive programs. Same store gross profit PVR was also adversely impacted by a shift in mix toward Import vehicles, which have relatively lower average gross profit PVRs.
First Six Months 2017 compared to First Six Months 2016
Same store new vehicle revenue decreased during the six months ended June 30, 2017, as compared to the same period in 2016, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to declines in our Texas and Florida markets and overall competitive market conditions in a plateauing new vehicle sales environment, as well as certain manufacturers’ disruptive marketing and sales incentive programs.

Same store revenue PVR during the six months ended June 30, 2017, benefited from increases in the average selling prices for vehicles in all three segments. These increases were due in part to low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. These increases were partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR decreased during the six months ended June 30, 2017, primarily due to a decrease in gross profit PVR for Domestic and Import vehicles resulting from a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer marketing and sales incentive programs. Same store gross profit PVR was also adversely impacted by a shift in mix toward Import vehicles, which have relatively lower average gross profit PVRs.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
Floorplan assistance	$29.3	$31.2	$(1.9)	$57.6	$60.5	$(2.9)
New vehicle floorplan interest expense	(22.6)	(18.0)	(4.6)	(42.8)	(35.9)	(6.9)
Net new vehicle inventory carrying benefit	$6.7	$13.2	$(6.5)	$14.8	$24.6	$(9.8)
Second Quarter 2017 compared to Second Quarter 2016
The net new vehicle inventory carrying benefit decreased during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to an increase in floorplan interest expense and a decrease in floorplan assistance. Floorplan interest expense increased primarily due to higher average interest rates. Floorplan assistance decreased primarily due to a decrease in unit volume.
First Six Months 2017 compared to First Six Months 2016
The net new vehicle inventory carrying benefit decreased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to an increase in floorplan interest expense and a decrease in floorplan assistance. Floorplan interest expense increased due to higher average interest rates, partially offset by lower average vehicle floorplan payable balances during the year. Floorplan assistance decreased primarily due to a decrease in unit volume.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,131.1	$1,122.6	$8.5	0.8	$2,287.2	$2,242.5	$44.7	2.0
Wholesale revenue	70.0	136.8	(66.8)	(48.8)	154.8	258.5	(103.7)	(40.1)
Total revenue	$1,201.1	$1,259.4	$(58.3)	(4.6)	$2,442.0	$2,501.0	$(59.0)	(2.4)
Retail gross profit	$74.0	$86.7	$(12.7)	(14.6)	$148.9	$180.4	$(31.5)	(17.5)
Wholesale gross profit (loss)	0.5	(2.7)	3.2		2.6	(5.4)	8.0
Total gross profit	$74.5	$84.0	$(9.5)	(11.3)	$151.5	$175.0	$(23.5)	(13.4)
Retail vehicle unit sales	58,266	56,637	1,629	2.9	118,874	114,740	4,134	3.6
Revenue per vehicle retailed	$19,413	$19,821	$(408)	(2.1)	$19,241	$19,544	$(303)	(1.6)
Gross profit per vehicle retailed	$1,270	$1,531	$(261)	(17.0)	$1,253	$1,572	$(319)	(20.3)
Gross profit as a percentage of revenue	6.5%	7.7%			6.5%	8.0%
Inventory days supply (trailing calendar month days)	40 days	44 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,103.5	$1,095.4	$8.1	0.7	$2,225.5	$2,177.8	$47.7	2.2
Wholesale revenue	67.7	132.8	(65.1)	(49.0)	149.1	250.2	(101.1)	(40.4)
Total revenue	$1,171.2	$1,228.2	$(57.0)	(4.6)	$2,374.6	$2,428.0	$(53.4)	(2.2)
Retail gross profit	$72.8	$84.9	$(12.1)	(14.3)	$146.0	$175.9	$(29.9)	(17.0)
Wholesale gross profit (loss)	(1.3)	(2.4)	1.1		0.6	(4.8)	5.4
Total gross profit	$71.5	$82.5	$(11.0)	(13.3)	$146.6	$171.1	$(24.5)	(14.3)
Retail vehicle unit sales	57,065	54,924	2,141	3.9	115,909	110,625	5,284	4.8
Revenue per vehicle retailed	$19,338	$19,944	$(606)	(3.0)	$19,200	$19,686	$(486)	(2.5)
Gross profit per vehicle retailed	$1,276	$1,546	$(270)	(17.5)	$1,260	$1,590	$(330)	(20.8)
Gross profit as a percentage of revenue	6.6%	7.8%			6.6%	8.1%
The following discussion of used vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $27.6 million and $27.2 million in retail used vehicle revenue and $1.2 million and $1.8 million in retail used vehicle gross profit for the three months ended June 30, 2017 and 2016, respectively, and $61.7 million and $64.7 million in retail used vehicle revenue and $2.9 million and $4.5 million in retail used vehicle gross profit for the six months ended June 30, 2017 and 2016, respectively, is related to acquisition and divestiture activity.
Second Quarter 2017 compared to Second Quarter 2016
Same store retail used vehicle revenue increased during the three months ended June 30, 2017, as compared to the same period in 2016, as a result of an increase in same store unit volume, partially offset by a decrease in revenue PVR. Unit volume increased as we adjusted our One Price centralized pricing and appraisal strategy. Additionally, unit volume in the prior year was adversely impacted by manufacturer safety recalls, including the Takata airbag inflator recall. The increase in unit volume was partially offset by declines in our Texas and Florida markets.
Same store revenue PVR decreased during the three months ended June 30, 2017, as compared to the same period in 2016, due to decreases in the average selling price for used vehicles in the Premium Luxury and Import segments, and a shift in mix away from Premium Luxury vehicles and certified pre-owned vehicles, both of which have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended June 30, 2017, as compared to the same period in 2016, due to decreases in gross profit PVRs for used vehicles in all three segments, particularly in our Domestic segment. In addition, gross profit PVR decreased due to implementation challenges with One Price, our centralized pricing and appraisal strategy.

First Six Months 2017 compared to First Six Months 2016
Same store retail used vehicle revenue increased during the six months ended June 30, 2017, as compared to the same period in 2016, as a result of an increase in same store unit volume, partially offset by a decrease in revenue PVR. Unit volume increased as we adjusted our One Price centralized pricing and appraisal strategy. Additionally, unit volume in the prior year was adversely impacted by manufacturer safety recalls, including the Takata airbag inflator recall. The increase in unit volume was partially offset by declines in our Texas and Florida markets.
Same store revenue PVR decreased during the six months ended June 30, 2017, as compared to the same period in 2016, due to decreases in the average selling price of used vehicles for all three segments and the shift in mix away from certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit PVR decreased during the six months ended June 30, 2017, as compared to the same period in 2016, due to decreases in the gross profit PVR of used vehicles for all three segments, particularly in our Domestic segment. In addition, gross profit PVR decreased due to implementation challenges with One Price, our centralized pricing and appraisal strategy.
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicle sales and service centers and our One Price used vehicle centralized pricing and appraisal strategy.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$857.5	$834.7	$22.8	2.7	$1,702.6	$1,655.1	$47.5	2.9
Gross Profit	$377.6	$361.6	$16.0	4.4	$748.6	$716.3	$32.3	4.5
Gross profit as a percentage of revenue	44.0%	43.3%			44.0%	43.3%
Same Store:
Revenue	$842.3	$815.0	$27.3	3.3	$1,659.5	$1,606.6	$52.9	3.3
Gross Profit	$370.9	$353.0	$17.9	5.1	$730.3	$695.1	$35.2	5.1
Gross profit as a percentage of revenue	44.0%	43.3%			44.0%	43.3%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $15.2 million and $19.7 million in parts and service revenue and $6.7 million and $8.6 million in parts and service gross profit for the three months ended June 30, 2017 and 2016, respectively, and $43.1 million and $48.5 million in parts and service revenue and $18.3 million and $21.2 million in parts and service gross profit for the six months ended June 30, 2017 and 2016, respectively, is related to acquisition and divestiture activity.
Second Quarter 2017 compared to Second Quarter 2016
During the three months ended June 30, 2017, same store parts and service gross profit increased as compared to the same period in 2016, primarily due to increases in gross profit associated with warranty of $9.6 million and customer-pay service of $6.1 million.
Warranty gross profit benefited from improved margin performance largely due to an increase in higher value recall work and more favorable negotiated labor rates with certain manufacturers. Customer-pay service gross profit benefited from improved margin performance primarily from price increases, the sale of AutoNation branded parts and accessories as part of our brand extension strategy, and a mix shift toward higher margin service work.
First Six Months 2017 compared to First Six Months 2016
During the six months ended June 30, 2017, same store parts and service gross profit increased as compared to the same period in 2016, primarily due to increases in gross profit associated with warranty of $19.2 million and customer-pay service of $12.0 million.
Warranty gross profit benefited from an increase in volume, driven by the increase in units in operation in our primary service base, as well as improved margin performance largely due to an increase in higher value recall work and more favorable negotiated labor rates with certain manufacturers. Customer-pay service gross profit benefited from improved margin performance primarily from price increases, the sale of AutoNation branded parts and accessories as part of our brand extension strategy, and a mix shift toward higher margin service work.
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicles sales and service centers, the launch of AutoNation branded parts and accessories, and the expansion of AutoNation branded collision centers.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$228.8	$225.4	$3.4	1.5	$450.4	$448.5	$1.9	0.4
Gross profit per vehicle retailed	$1,656	$1,584	$72	4.5	$1,640	$1,605	$35	2.2
Same Store:
Revenue and gross profit	$225.6	$220.9	$4.7	2.1	$442.1	$437.9	$4.2	1.0
Gross profit per vehicle retailed	$1,664	$1,596	$68	4.3	$1,651	$1,621	$30	1.9

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

The following discussion of finance and insurance is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $3.2 million and $4.5 million for the three months ended June 30, 2017 and 2016, respectively, and $8.3 million and $10.6 million for the six months ended June 30, 2017 and 2016, respectively, is related to acquisition and divestiture activity.

Second Quarter 2017 compared to Second Quarter 2016
Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2017, as compared to the same period in 2016, due to an increase in finance and insurance gross profit PVR, partially offset by the decrease in new vehicle unit volume. The increase in gross profit PVR was primarily due to increases in profit on vehicle service contracts and retrospective commissions resulting from the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, as well as improved chargeback experience. These increases were partially offset by a decrease in gross profit as a result of fewer customers financing vehicles through the dealerships.

First Six Months 2017 compared to First Six Months 2016
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2017, as compared to the same period in 2016, due to an increase in finance and insurance gross profit PVR, partially offset by the decrease in new vehicle unit volume. The increase in gross profit PVR was primarily due to increases in retrospective commissions and profit on vehicle service contracts resulting from the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan. These increases were partially offset by a decrease in gross profit as a result of fewer customers financing vehicles through the dealerships and a decrease in gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,844.7	$1,995.1	$(150.4)	(7.5)	$3,645.5	$3,843.3	$(197.8)	(5.1)
Import	1,702.2	1,748.1	(45.9)	(2.6)	3,333.9	3,423.1	(89.2)	(2.6)
Premium Luxury	1,644.1	1,644.7	(0.6)	—	3,260.7	3,185.0	75.7	2.4
Total	5,191.0	5,387.9	(196.9)	(3.7)	10,240.1	10,451.4	(211.3)	(2.0)
Corporate and other	88.3	53.5	34.8	65.0	178.6	109.6	69.0	63.0
Total consolidated revenue	$5,279.3	$5,441.4	$(162.1)	(3.0)	$10,418.7	$10,561.0	$(142.3)	(1.3)
Segment income(1):
Domestic	$60.1	$85.6	$(25.5)	(29.8)	$121.5	$163.0	$(41.5)	(25.5)
Import	75.3	74.6	0.7	0.9	147.0	150.7	(3.7)	(2.5)
Premium Luxury	83.9	92.9	(9.0)	(9.7)	164.4	175.9	(11.5)	(6.5)
Total	219.3	253.1	(33.8)	(13.4)	432.9	489.6	(56.7)	(11.6)
Corporate and other	(47.2)	(45.9)	(1.3)		(75.6)	(93.9)	18.3
Floorplan interest expense	24.1	19.3	(4.8)		45.6	38.2	(7.4)
Operating income	$196.2	$226.5	$(30.3)	(13.4)	$402.9	$433.9	$(31.0)	(7.1)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	26,888	30,654	(3,766)	(12.3)	53,147	58,407	(5,260)	(9.0)
Import	37,024	38,346	(1,322)	(3.4)	71,339	74,127	(2,788)	(3.8)
Premium Luxury	15,980	16,654	(674)	(4.0)	31,204	32,144	(940)	(2.9)
	79,892	85,654	(5,762)	(6.7)	155,690	164,678	(8,988)	(5.5)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,844.7	$1,995.1	$(150.4)	(7.5)	$3,645.5	$3,843.3	$(197.8)	(5.1)
Segment income	$60.1	$85.6	$(25.5)	(29.8)	$121.5	$163.0	$(41.5)	(25.5)
Retail new vehicle unit sales	26,888	30,654	(3,766)	(12.3)	53,147	58,407	(5,260)	(9.0)
Second Quarter 2017 compared to Second Quarter 2016
Domestic revenue decreased during the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to decreases in new vehicle unit volume, wholesale unit volume, and a realignment of stand-alone collision centers. New vehicle unit volume was impacted by declines in our Texas and Florida markets, the competitive sales environment, and certain manufacturers’ disruptive marketing and sales incentive programs. Manufacturer safety recalls, including the Takata airbag inflator recall, adversely impacted retail unit volume and benefited wholesale unit volume in the prior year. Domestic revenue also decreased due to the divestitures we completed subsequent to the second quarter of 2016. Decreases in Domestic revenue were partially offset by an increase in new vehicle revenue PVR due to low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices.
Domestic segment income decreased during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to decreases in new and used vehicle gross profit PVR and new vehicle unit volume, as well as a decrease in parts and service gross profit. New vehicle gross profit PVR decreased primarily due to a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer marketing and sales incentive programs. Used vehicle gross profit PVR decreased due to implementation challenges with One Price, our centralized pricing and appraisal strategy. These decreases were partially offset by a decrease in SG&A expenses.
First Six Months 2017 compared to First Six Months 2016
Domestic revenue decreased during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to decreases in new vehicle unit volume, wholesale unit volume, and a realignment of stand-alone collision centers. New vehicle unit volume was impacted by declines in our Texas and Florida markets, the competitive sales environment, and certain manufacturers’ disruptive marketing and sales incentive programs. Manufacturer safety recalls, including the Takata airbag inflator recall, adversely impacted retail unit volume and benefited wholesale unit volume in the prior year. Domestic revenue also decreased due to the divestitures we completed subsequent to the second quarter of 2016. Decreases in Domestic revenue were partially offset by an increase in new vehicle revenue PVR due to low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices.
Domestic segment income decreased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to decreases in new and used vehicle gross profit PVR and new vehicle unit volume, as well as a decrease in parts and service gross profit. New vehicle gross profit PVR decreased primarily due to a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer marketing and sales incentive programs. Used vehicle gross profit PVR decreased due to implementation challenges with One Price, our centralized pricing and appraisal strategy. These decreases were partially offset by a decrease in SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,702.2	$1,748.1	$(45.9)	(2.6)	$3,333.9	$3,423.1	$(89.2)	(2.6)
Segment income	$75.3	$74.6	$0.7	0.9	$147.0	$150.7	$(3.7)	(2.5)
Retail new vehicle unit sales	37,024	38,346	(1,322)	(3.4)	71,339	74,127	(2,788)	(3.8)
Second Quarter 2017 compared to Second Quarter 2016
Import revenue decreased during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to decreases in new and used vehicle revenue, largely due to the divestitures we completed subsequent to the second quarter of 2016.
Import segment income increased during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to a decrease in SG&A expenses, which was largely due to the divestitures we completed subsequent to the second quarter of 2016. The decrease in SG&A expenses was partially offset by a decrease in new vehicle gross profit due to a decline in new vehicle unit volume resulting from the declines in our Texas and Florida markets and overall competitive market conditions in a plateauing new vehicle sales environment. Import segment income was also adversely impacted by a decrease in used vehicle gross profit due to implementation challenges with One Price, our centralized pricing and appraisal strategy.
First Six Months 2017 compared to First Six Months 2016
Import revenue decreased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to decreases in new and used vehicle revenue, largely due to the divestitures we completed subsequent to the second quarter of 2016.
Import segment income decreased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to decreases in used vehicle gross profit PVR, new vehicle unit volume, and finance and insurance gross profit. Used vehicle gross profit PVR decreased due to implementation challenges with One Price, our centralized pricing and appraisal strategy. New vehicle unit volume was impacted by declines in our Texas and Florida markets, the competitive sales environment, and certain manufacturers’ disruptive marketing and sales incentive programs. The decreases in Import segment income were partially offset by a decrease in SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,644.1	$1,644.7	$(0.6)	—	$3,260.7	$3,185.0	$75.7	2.4
Segment income	$83.9	$92.9	$(9.0)	(9.7)	$164.4	$175.9	$(11.5)	(6.5)
Retail new vehicle unit sales	15,980	16,654	(674)	(4.0)	31,204	32,144	(940)	(2.9)
Second Quarter 2017 compared to Second Quarter 2016
Premium Luxury revenue was relatively flat during the three months ended June 30, 2017, as compared to the same period in 2016. Premium Luxury revenue was adversely impacted by decreases in wholesale unit volume and new vehicle unit volume, partially offset by an increase in parts and service revenue. Manufacturer safety recalls, including the Takata airbag inflator recall, adversely impacted retail unit volume and benefited wholesale unit volume in the prior year. New vehicle unit volume was impacted by the competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs. Premium Luxury revenue benefited from the acquisitions we completed subsequent to the second quarter of 2016.
Premium Luxury segment income decreased during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to an increase in SG&A expenses, partially offset by an increase in total gross profit, both of which were largely due to the acquisitions we completed subsequent to the second quarter of 2016.
First Six Months 2017 compared to First Six Months 2016
Premium Luxury revenue increased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to an increase in parts and service revenue as well as an increase in new and used vehicle revenue due to the acquisitions we completed subsequent to the second quarter of 2016. The increases in Premium Luxury revenue were partially offset by a decrease in wholesale revenue. Manufacturer safety recalls, including the Takata airbag inflator recall, adversely impacted retail unit volume and benefited wholesale unit volume in the prior year.
Premium Luxury segment income decreased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to an increase in SG&A expenses, partially offset by an increase in total gross profit, both of which were largely due to the acquisitions we completed subsequent to the second quarter of 2016.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$384.9	$365.4	$(19.5)	(5.3)	$762.1	$738.5	$(23.6)	(3.2)
Advertising	48.0	52.0	4.0	7.7	93.7	94.7	1.0	1.1
Store and corporate overhead	178.4	167.8	(10.6)	(6.3)	350.8	340.7	(10.1)	(3.0)
Total	$611.3	$585.2	$(26.1)	(4.5)	$1,206.6	$1,173.9	$(32.7)	(2.8)

SG&A as a % of total gross profit:
Compensation	46.6	43.4	(320)	bps	46.3	44.3	(200)	bps
Advertising	5.8	6.2	40	bps	5.7	5.7	—	bps
Store and corporate overhead	21.6	19.9	(170)	bps	21.3	20.4	(90)	bps
Total	74.0	69.5	(450)	bps	73.3	70.4	(290)	bps
Second Quarter 2017 compared to Second Quarter 2016
SG&A expenses increased during the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to increases in compensation expense and store and corporate overhead expenses. Compensation expense increased due in part to acquisitions, an increase in stock-based compensation expense due to a shift in the timing of the 2017 annual grant of stock-based awards to the second quarter, and changes in certain vehicle sales associate compensation plans. Store and corporate overhead expenses increased primarily due to acquisitions and our brand extension strategy. As a percentage of total gross profit, SG&A expenses increased to 74.0% during the three months ended June 30, 2017, from 69.5% in the same period in 2016, primarily due to gross profit pressure in our new and used vehicle businesses and investments related to our brand extension strategy.
First Six Months 2017 compared to First Six Months 2016
SG&A expenses increased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to increases in compensation expense and store and corporate overhead expenses. Compensation expense increased due in part to acquisitions and changes in certain vehicle sales associate compensation plans. Store and corporate overhead expenses increased primarily due to acquisitions and our brand extension strategy. As a percentage of total gross profit, SG&A expenses increased to 73.3% during the six months ended June 30, 2017, from 70.4% in the same period in 2016, primarily due to gross profit pressure in our new and used vehicle businesses and investments related to our brand extension strategy.
Other Income, Net (included in Operating Income)
During the second quarter of 2017, we recognized net gains largely related to store divestitures of $19.8 million. During the first quarter of 2017, we recognized a gain of $9.8 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights, a gain of $5.6 million related to a property disposition, and a gain of $4.3 million related to a store divestiture.
During the second quarter of 2016, we recognized net gains related to store divestitures of $11.5 million, partially offset by non-cash property impairments of $6.7 million. During the first quarter of 2016, we recognized gains related to store divestitures of $6.2 million, partially offset by non-cash property impairments of $0.9 million.

Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2017 compared to Second Quarter 2016
Floorplan interest expense was $24.1 million for the three months ended June 30, 2017, compared to $19.3 million for the same period in 2016. The increase in floorplan interest expense of $4.8 million is the result of higher average interest rates.
First Six Months 2017 compared to First Six Months 2016
Floorplan interest expense was $45.6 million for the six months ended June 30, 2017, compared to $38.2 million for the same period in 2016. The increase in floorplan interest expense of $7.4 million is the result of higher average interest rates, partially offset by lower average vehicle floorplan balances during the year.
Other Interest Expense
Second Quarter 2017 compared to Second Quarter 2016
Other interest expense of $29.2 million for the three months ended June 30, 2017, was relatively flat as compared to $28.7 million for the same period in 2016.
First Six Months 2017 compared to First Six Months 2016
Other interest expense of $58.0 million for the six months ended June 30, 2017, was relatively flat as compared to $57.0 million for the same period in 2016.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
Our effective income tax rate was 39.5% for the three months ended June 30, 2017, and 38.8% for the three months ended June 30, 2016.
Our effective income tax rate was 39.0% for the six months ended June 30, 2017, and 38.7% for the six months ended June 30, 2016.
The treatment of share-based awards under the newly adopted accounting standard update increased the tax rates for the three and six months ended June 30, 2017, by 100 basis points and 60 basis points, respectively. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2017		December 31, 2016
Cash and cash equivalents	$52.5		$64.8
Revolving credit facility (1)	$1,040.2	(2)	$1,058.7
Secured used vehicle floorplan facilities (3)	$0.4		$0.3

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At June 30, 2017, we had $49.0 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $790.0 million of commercial paper notes outstanding at June 30, 2017, which in effect reduced the available liquidity under our revolving credit facility to $961.0 million at June 30, 2017. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At June 30, 2017, surety bonds, letters of credit, and cash deposits totaled $106.8 million, of which $49.0 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2016, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities. Subject to market conditions, we expect to have access to capital markets in order to refinance debt obligations that become due, if and as needed.
Capital Allocation
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives, including our brand extension strategy discussed above under “Strategic Initiatives.” We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2017	2016	2017	2016
Shares repurchased	0.9	1.0	0.9	8.9
Aggregate purchase price	$34.9	$50.0	$34.9	$420.6
Average purchase price per share	$39.92	$48.51	$39.92	$47.35
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
As of June 30, 2017, $263.7 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Purchases of property and equipment, including operating lease buy-outs (1)	$82.0	$61.7	$168.7	$112.4

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Cash received from (used in) business acquisitions, net(1)	$(47.1)	$(6.3)	$(52.9)	$(262.9)
Cash received from (used in) business divestitures, net	$24.7	$43.9	$34.6	$50.0

(1)	Excludes capital leases and deferred purchase price commitments.
During the six months ended June 30, 2017, we purchased one store and one collision center in South Florida and one collision center in the Seattle, Washington area. We purchased 12 stores during the six months ended June 30, 2016. In July 2017, we purchased one collision center in the Dallas-Fort Worth, Texas area.
During the six months ended June 30, 2017, we divested two Import stores. During the six months ended June 30, 2016, we divested one Domestic store and eight Import stores. We regularly review our store portfolio and may divest stores opportunistically.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of June 30, 2017, and December 31, 2016.

(In millions)	June 30, 2017	December 31, 2016
6.75% Senior Notes due 2018	$400.0	$400.0
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	300.0
4.5% Senior Notes due 2025	450.0	450.0
Revolving credit facility due 2019	—	—
Mortgage facility (1)	148.2	153.2
Capital leases and other debt	139.4	136.2
	1,787.6	1,789.4
Less: unamortized debt discounts and debt issuance costs	(9.5)	(10.8)
Less: current maturities	(562.0)	(167.5)
Long-term debt, net of current maturities	$1,216.1	$1,611.1

(1) The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017.
Our 6.75% Senior Notes due 2018 will mature on April 15, 2018, and were therefore reclassified to current maturities during the second quarter of 2017.
At June 30, 2017, we had $790.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.72% and a weighted-average remaining term of 15 days. At December 31, 2016, we had $942.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.26% and a weighted-average remaining term of 24 days.
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

As of June 30, 2017, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2017, our leverage ratio and capitalization ratio were as follows:

	June 30, 2017
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.67x
Capitalization ratio	≤ 70.0%	61.5%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	June 30, 2017	December 31, 2016
Vehicle floorplan payable - trade	$2,264.7	$2,308.8
Vehicle floorplan payable - non-trade	1,629.7	1,540.4
Vehicle floorplan payable	$3,894.4	$3,849.2
See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2017	2016
Net cash provided by operating activities	$238.7	$228.2
Net cash used in investing activities	$(157.5)	$(325.9)
Net cash provided by (used in) financing activities	$(93.5)	$78.3
Cash Flows from Operating Activities
Our primary sources of operating cash flows result from the sale of vehicles and finance and insurance products, collections from customers for the sale of parts and services, and proceeds from vehicle floorplan payable-trade. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, purchases of parts inventory, personnel related expenditures, and payments related to taxes and leased properties.
Net cash provided by operating activities increased during the six months ended June 30, 2017, as compared to the same period in 2016, due to a decrease in working capital requirements, partially offset by a decrease in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to a decrease in cash used in business acquisitions, net of cash acquired, partially offset by an increase in cash used for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the six months ended June 30, 2017, we repurchased 0.9 million shares of common stock for an aggregate purchase price of $34.9 million (average purchase price per share of $39.92). In addition, during the six months ended June 30,

2017, 25,920 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the six months ended June 30, 2016, we repurchased 8.9 million shares of common stock for an aggregate purchase price of $420.6 million (average purchase price per share of $47.35). In addition, during the six months ended June 30, 2016, 32,885 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $152.0 million during the six months ended June 30, 2017 and net proceeds of $358.6 million during the six months ended June 30, 2016.
During the six months ended June 30, 2017, we borrowed $440.0 million and repaid $440.0 million under our revolving credit facility. During the six months ended June 30, 2016, we borrowed $760.0 million and repaid $760.0 million under our revolving credit facility.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net proceeds of $79.0 million for the six months ended June 30, 2017, and net proceeds of $144.8 million for the six months ended June 30, 2016.
During the six months ended June 30, 2017, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options as compared to the same period in 2016.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding our brand extension strategy, pending or planned acquisitions, strategic initiatives, expected future investments in our business, and our expectations for the future performance of our business (including with respect to sales of used vehicles and parts and accessories) and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
We had $3.9 billion of variable rate vehicle floorplan payable at June 30, 2017, and $3.8 billion at December 31, 2016. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $38.9 million at June 30, 2017, and $38.5 million at December 31, 2016. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $790.0 million of commercial paper notes outstanding at June 30, 2017, and $942.0 million at December 31, 2016. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $7.9 million at June 30, 2017 and $9.4 million at December 31, 2016.
Our fixed rate long-term debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.8 billion and had a fair value of $1.9 billion as of June 30, 2017, and totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2017 - April 30, 2017	24,802	$39.48	24,802	$297.6
May 1, 2017 - May 31, 2017	496,500	$39.73	496,500	$277.9
June 1, 2017 - June 30, 2017	369,796	$40.22	352,000	$263.7
Total	891,098		873,302

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2017, $263.7 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the second quarter of 2017, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 17,796 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2017).
10.2	Form of AutoNation, Inc. Stock Unit Awards Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2017).
10.3	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement.
10.4
Separation Agreement and General Release of All Claims, dated May 31, 2017, by and between AutoNation, Inc. and William R. Berman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2017).

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

AUTONATION, INC.

Date:	August 2, 2017	By:	/s/ Christopher Cade
Christopher Cade Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)