Form 10-Q
period 2017-09-30
AUTONATION, INC.
filed 2017-11-02
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of October 31, 2017, the registrant had 91,243,785 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53.3	$64.8
Receivables, net	901.0	1,032.9
Inventory	3,408.6	3,520.1
Other current assets	87.2	97.0
Total Current Assets	4,450.1	4,714.8
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.2 billion and $1.1 billion, respectively	2,949.2	2,843.2
GOODWILL	1,529.8	1,511.3
OTHER INTANGIBLE ASSETS, NET	616.3	598.2
OTHER ASSETS	409.4	392.5
Total Assets	$9,954.8	$10,060.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,069.3	$2,308.8
Vehicle floorplan payable - non-trade	1,561.2	1,540.4
Accounts payable	276.6	303.7
Commercial paper	995.0	942.0
Current maturities of long-term debt	566.9	167.5
Other current liabilities	659.1	566.8
Total Current Liabilities	6,128.1	5,829.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,295.7	1,611.1
DEFERRED INCOME TAXES	99.2	91.5
OTHER LIABILITIES	231.3	217.9
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 120,562,149 shares issued at September 30, 2017, and December 31, 2016, including shares held in treasury	1.2	1.2
Additional paid-in capital	30.2	18.2
Retained earnings	3,416.5	3,133.3
Treasury stock, at cost; 29,317,911 and 19,909,940 shares held, respectively	(1,247.4)	(842.4)
Total Shareholders’ Equity	2,200.5	2,310.3
Total Liabilities and Shareholders’ Equity	$9,954.8	$10,060.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
New vehicle	$3,108.4	$3,195.9	$8,835.5	$9,068.0
Used vehicle	1,228.3	1,276.8	3,670.3	3,777.8
Parts and service	841.6	843.8	2,544.2	2,498.9
Finance and insurance, net	241.6	229.6	692.0	678.1
Other	12.5	21.4	109.1	105.7
TOTAL REVENUE	5,432.4	5,567.5	15,851.1	16,128.5
Cost of sales:
New vehicle	2,963.6	3,037.7	8,408.2	8,597.8
Used vehicle	1,142.6	1,199.6	3,433.1	3,525.6
Parts and service	474.2	480.0	1,428.2	1,418.8
Other	6.1	13.8	89.8	82.2
TOTAL COST OF SALES (excluding depreciation shown below)	4,586.5	4,731.1	13,359.3	13,624.4
Gross profit:
New vehicle	144.8	158.2	427.3	470.2
Used vehicle	85.7	77.2	237.2	252.2
Parts and service	367.4	363.8	1,116.0	1,080.1
Finance and insurance	241.6	229.6	692.0	678.1
Other	6.4	7.6	19.3	23.5
TOTAL GROSS PROFIT	845.9	836.4	2,491.8	2,504.1
Selling, general, and administrative expenses	607.5	591.3	1,814.1	1,765.2
Depreciation and amortization	41.4	36.3	118.0	107.0
Other income, net	(14.2)	(10.2)	(54.4)	(21.0)
OPERATING INCOME	211.2	219.0	614.1	652.9
Non-operating income (expense) items:
Floorplan interest expense	(25.1)	(18.2)	(70.7)	(56.4)
Other interest expense	(30.0)	(28.9)	(88.0)	(85.9)
Interest income	0.2	0.3	0.8	0.8
Other income, net	1.6	2.6	6.4	3.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	157.9	174.8	462.6	514.8
Income tax provision	60.3	67.0	179.1	198.7
NET INCOME FROM CONTINUING OPERATIONS	97.6	107.8	283.5	316.1
Loss from discontinued operations, net of income taxes	(0.1)	(0.5)	(0.2)	(0.9)
NET INCOME	$97.5	$107.3	$283.3	$315.2
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.00	$1.06	$2.84	$3.05
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.00	$1.05	$2.84	$3.04
Weighted average common shares outstanding	97.3	101.9	99.9	103.8
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.00	$1.05	$2.83	$3.02
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.00	$1.05	$2.82	$3.02
Weighted average common shares outstanding	97.7	102.6	100.3	104.5
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	91.2	101.2	91.2	101.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2016	120,562,149	$1.2	$18.2	$3,133.3	$(842.4)	$2,310.3
Net income	—	—	—	283.3	—	283.3
Repurchases of common stock	—	—	—	—	(436.0)	(436.0)
Stock-based compensation expense	—	—	18.1	—	—	18.1
Shares awarded under stock-based compensation plans	—	—	(6.3)	—	31.0	24.7
Other	—	—	0.2	(0.1)	—	0.1
BALANCE AT SEPTEMBER 30, 2017	120,562,149	$1.2	$30.2	$3,416.5	$(1,247.4)	$2,200.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2017	2016
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$283.3	$315.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.2	0.9
Depreciation and amortization	118.0	107.0
Amortization of debt issuance costs and accretion of debt discounts	4.2	4.0
Stock-based compensation expense	18.1	22.5
Deferred income tax provision	7.7	2.6
Net gain related to business/property dispositions	(43.8)	(29.7)
Non-cash impairment charges and valuation adjustments	—	14.0
Excess tax benefit from stock-based awards	—	(0.7)
Other	(5.2)	(2.4)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	143.6	137.5
Inventory	94.1	320.4
Other assets	(21.2)	(38.2)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	(212.7)	(418.2)
Accounts payable	(25.6)	(3.9)
Other liabilities	96.6	48.6
Net cash provided by continuing operations	457.3	479.6
Net cash used in discontinued operations	(0.3)	(0.8)
Net cash provided by operating activities	457.0	478.8
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(227.6)	(187.6)
Property operating lease buy-outs	(3.3)	(5.0)
Proceeds from the sale of property and equipment	2.6	7.2
Proceeds from assets held for sale	34.7	—
Insurance recoveries on property and equipment	1.2	—
Cash received from business divestitures, net of cash relinquished	47.8	87.5
Cash used in business acquisitions, net of cash acquired	(56.9)	(362.5)
Net change in restricted cash	(2.7)	3.8
Other	(2.0)	(0.2)
Net cash used in continuing operations	(206.2)	(456.8)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(206.2)	(456.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2017	2016
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(426.3)	(470.6)
Proceeds from revolving credit facility	907.0	1,050.0
Payments of revolving credit facility	(825.0)	(1,050.0)
Net proceeds from commercial paper	53.0	375.5
Net proceeds from vehicle floorplan payable - non-trade	15.4	78.7
Purchase of subsidiary shares	—	(15.2)
Payments of mortgage facility	(7.6)	(7.7)
Payments of capital leases and other debt obligations	(3.5)	(3.1)
Proceeds from the exercise of stock options	24.7	7.8
Excess tax benefit from stock-based awards	—	0.7
Net cash used in continuing operations	(262.3)	(33.9)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(262.3)	(33.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(11.5)	(11.9)
CASH AND CASH EQUIVALENTS at beginning of period	64.8	74.1
CASH AND CASH EQUIVALENTS at end of period	$53.3	$62.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2017, we owned and operated 361 new vehicle franchises from 254 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the nine months ended September 30, 2017, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 73 AutoNation branded collision centers.
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
The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. We adopted these

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

amendments effective January 1, 2017, on a prospective basis. For the nine months ended September 30, 2017, we recorded$2.5 million of tax deficiencies, which is reflected as a component of the income tax provision on the Unaudited Condensed Consolidated Statement of Income and as cash used in operating activities on the Unaudited Condensed Consolidated Statement of Cash Flows. We elected not to adjust the prior year cash flow presentation.
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
The amendments in this accounting standard update must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). We currently anticipate adopting the standard using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.
This accounting standard update is effective for reporting periods beginning after December 15, 2017. We will adopt this accounting standard update effective January 1, 2018. As part of our implementation process, we have gained an understanding of the new standard and performed an analysis to identify accounting policies that may need to change and additional disclosures that will be required. We have considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of goods and services we offer, the degree to which contracts include multiple performance

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

obligations or variable consideration, and the pattern in which revenue is currently recognized, among other things. While we have not completed the implementation process, we have substantially evaluated all of our revenue streams and we expect similar performance obligations to result under the new standard as compared with deliverables and separate units of accounting currently identified. As a result, we expect the timing of our revenue recognition for most of our revenue streams to generally remain the same, however we have identified certain revenue streams that will be affected by the new standard.
First, the timing of revenue recognition associated with customer loyalty programs that we offer in certain of our stores will be deferred. We currently accrue the incremental cost of loyalty points awarded under current guidance. Under the new standard, a customer loyalty program that provides a customer with a material right is accounted for as a separate performance obligation with revenue recognized when the loyalty points are redeemed. Second, the timing of revenue recognition for automotive repair and maintenance services will be accelerated, as we have determined these performance obligations are satisfied over time under the new standard. Lastly, a portion of the transaction price related to sales of finance and insurance contracts will be considered variable consideration and subject to accelerated recognition under the new standard. The new standard requires an entity to estimate variable consideration and apply the constraint in determining the transaction price. We currently expect that all changes to our revenue recognition as a result of adopting the new standard will result in a net, after-tax cumulative effect adjustment to retained earnings in the range of $7 million to $10 million.
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
We expect that this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our balance sheet for real estate and equipment operating leases. We expect that our leasing activity may increase between now and the adoption date. We expect to elect all of the standard’s available practical expedients on adoption. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $300 million to $400 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We have a significant number of real estate leases, including for land and buildings. The majority of our leases for land are classified as operating leases under current lease accounting guidance. For new leases entered into after adoption, the new lease standard may affect the pattern of expense recognition related to the land component of a new real estate lease, since those land leases may be classified as financing leases under the new standard.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2017	December 31, 2016
Trade receivables	$147.3	$147.6
Manufacturer receivables	222.9	234.9
Other	74.5	48.7
	444.7	431.2
Less: allowances for doubtful accounts	(5.1)	(5.8)
	439.6	425.4
Contracts-in-transit and vehicle receivables	461.4	595.9
Income taxes receivable (see Note 6)	—	11.6
Receivables, net	$901.0	$1,032.9

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2017	December 31, 2016
New vehicles	$2,651.7	$2,761.5
Used vehicles	555.7	559.1
Parts, accessories, and other	201.2	199.5
Inventory	$3,408.6	$3,520.1

The components of vehicle floorplan payable are as follows:

	September 30, 2017	December 31, 2016
Vehicle floorplan payable - trade	$2,069.3	$2,308.8
Vehicle floorplan payable - non-trade	1,561.2	1,540.4
Vehicle floorplan payable	$3,630.5	$3,849.2
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.7% for the nine months ended September 30, 2017, and 2.0% for the nine months ended September 30, 2016. At September 30, 2017, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.2 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.7% for the nine months ended September 30, 2017, and 2.0% for the nine months ended September 30, 2016. At September 30, 2017, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $510.0 million, of which $394.3 million had been borrowed. The remaining borrowing capacity of $115.7 million was limited to $0.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.

4.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2017	December 31, 2016
Goodwill	$1,529.8	$1,511.3

Franchise rights - indefinite-lived	$603.7	$589.4
Other intangibles	20.9	16.3
	624.6	605.7
Less: accumulated amortization	(8.3)	(7.5)
Other intangible assets, net	$616.3	$598.2
See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
6.75% Senior Notes due 2018	$400.0	$400.0
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	300.0
4.5% Senior Notes due 2025	450.0	450.0
Revolving credit facility (1)	82.0	—
Mortgage facility (2)	145.7	153.2
Capital leases and other debt	143.7	136.2
	1,871.4	1,789.4
Less: unamortized debt discounts and debt issuance costs	(8.8)	(10.8)
Less: current maturities	(566.9)	(167.5)
Long-term debt, net of current maturities	$1,295.7	$1,611.1
(1) In October 2017, we amended our existing unsecured credit agreement and extended the stated termination date to October 19, 2022.
(2) The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017.
Debt Refinancing Transaction
On October 19, 2017, we amended and restated our existing unsecured credit agreement to, among other things, (1) extend the stated termination date to October 19, 2022, (2) modify the maximum leverage ratio of 3.75x to allow for an increase in the maximum leverage ratio to 4.25x following the closing date of the amended credit agreement, subject to step-downs back to 3.75x over time, and (3) modify the guarantor requirement to allow the release of all of the guarantors under our credit agreement at such time and for so long as such guarantors cease to guarantee other certain material indebtedness.
Senior Unsecured Notes and Credit Agreement
At September 30, 2017, we had outstanding $400.0 million of 6.75% Senior Notes due 2018. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018, and were therefore reclassified to current maturities during the second quarter of 2017.
At September 30, 2017, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. These notes will mature on February 1, 2020.
At September 30, 2017, we had outstanding $300.0 million of 3.35% Senior Notes due 2021. Interest is payable on January 15 and July 15 of each year. These notes will mature on January 15, 2021.
At September 30, 2017, we had outstanding $450.0 million of 4.5% Senior Notes due 2025. Interest is payable on April 1 and October 1 of each year. These notes will mature on October 1, 2025.
The interest rate payable on the 2021 Notes and 2025 Notes is subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on October 19, 2022. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2017, we had borrowings outstanding of $82.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

credit, which was $49.0 million at September 30, 2017, leaving a borrowing capacity under the revolving credit facility of $1.7 billion at September 30, 2017. As of September 30, 2017, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $679.0 million.
Our revolving credit facility under the amended credit agreement provides for a commitment fee on undrawn amounts ranging from 0.150% to 0.25% and interest on borrowings at LIBOR or the base rate, in each case plus an applicable margin. The applicable margin ranges from 1.25% to 1.625% for LIBOR borrowings and 0.25% to 0.625% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the applicable margin.
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
Other Long-Term Debt
At September 30, 2017, we had $145.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017. We are subject to make-whole payments if the mortgage facility is prepaid prior to its maturity date.
At September 30, 2017, we had capital lease and other debt obligations of $143.7 million, which are due at various dates through 2037.
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
At September 30, 2017, we had $995.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.80% and a weighted-average remaining term of 14 days. At December 31, 2016, we had $942.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.26% and a weighted-average remaining term of 24 days.

6.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $32.8 million at September 30, 2017. Income taxes receivable included in Receivables, net totaled $11.6 million at December 31, 2016.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2009 to 2016 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Shares repurchased	9.2	1.0	10.1	9.9
Aggregate purchase price	$400.0	$50.0	$434.9	$470.6
Average purchase price per share	$43.28	$48.62	$42.99	$47.48

In August 2017, our Board of Directors authorized the repurchase of an additional $250 million of shares of our common stock. As of September 30, 2017, $113.7 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Shares issued	0.1	0.1	0.7	0.3
Proceeds from the exercise of stock options	$1.9	$4.6	$24.7	$7.8
Average exercise price per share	$35.27	$35.55	$33.77	$30.93

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and settlement of restricted stock units (“RSUs”), as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Shares issued	—	—	20,000	152,683
Shares surrendered to AutoNation to satisfy tax withholding obligations	141	4,788	26,061	37,673

8.	STOCK-BASED COMPENSATION
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
We granted 0.6 million RSUs during the nine months ended September 30, 2017, which were primarily related to the 2017 annual equity awards discussed above. The fair value of each RSU award grant is based on the closing price of our

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

common stock on the date of grant. Compensation cost for time-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible, and for performance-based awards, is recognized over the requisite service period based on the current expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized on performance-based RSUs depends on the relative satisfaction of the performance condition based on performance to date.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income from continuing operations	$97.6	$107.8	$283.5	$316.1
Loss from discontinued operations, net of income taxes	(0.1)	(0.5)	(0.2)	(0.9)
Net income	$97.5	$107.3	$283.3	$315.2

Weighted average common shares outstanding used in calculating basic EPS	97.3	101.9	99.9	103.8
Effect of dilutive stock options and unvested RSUs	0.4	0.7	0.4	0.7
Weighted average common shares outstanding used in calculating diluted EPS	97.7	102.6	100.3	104.5

Basic EPS amounts(1):
Continuing operations	$1.00	$1.06	$2.84	$3.05
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.00	$1.05	$2.84	$3.04

Diluted EPS amounts(1):
Continuing operations	$1.00	$1.05	$2.83	$3.02
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$1.00	$1.05	$2.82	$3.02
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	3.2	3.0	3.3	2.9

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	DIVESTITURES
During the third quarter of 2017, we divested one Domestic store and one Import store and recorded a gain of $9.3 million. During the second quarter of 2017, we divested one Import store and recorded a gain of $14.8 million. During the first quarter of 2017, we divested one Import store and recorded a gain of $4.3 million.
During the third quarter of 2016, we divested one Domestic store and one Import store and recorded a net gain of $11.8 million. During the second quarter of 2016, we divested one Domestic store and six Import stores and recorded a net gain of $11.5 million. During the first quarter of 2016, we divested two Import stores and recorded a gain of $6.2 million.
The gains on these divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

11.	ACQUISITIONS
During the nine months ended September 30, 2017, we purchased four collision centers located in Texas, Florida, Washington, and California. We also purchased one store located in Florida. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustment. We purchased 18 stores during the nine months ended September 30, 2016.
The acquisitions that occurred during the nine months ended September 30, 2017 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire nine month periods ended September 30, 2017 and 2016, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of September 30, 2017 and 2016, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2017 to 2034 are approximately $22 million at September 30, 2017. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2017. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2017, surety bonds, letters of credit, and cash deposits totaled $107.2 million, of which $49.0 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At September 30, 2017 and 2016, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Domestic	$1,912.4	$2,044.9	$5,557.7	$5,888.2
Import	1,789.7	1,779.0	5,123.5	5,202.1
Premium Luxury	1,634.3	1,680.6	4,894.9	4,865.6
Total	5,336.4	5,504.5	15,576.1	15,955.9
Corporate and other	96.0	63.0	275.0	172.6
Total consolidated revenue	$5,432.4	$5,567.5	$15,851.1	$16,128.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Segment income(1):
Domestic	$69.0	$83.9	$190.5	$246.9
Import	81.0	79.3	227.9	230.0
Premium Luxury	78.8	80.9	243.3	256.8
Total	228.8	244.1	661.7	733.7
Corporate and other	(42.7)	(43.3)	(118.3)	(137.2)
Other interest expense	(30.0)	(28.9)	(88.0)	(85.9)
Interest income	0.2	0.3	0.8	0.8
Other income, net	1.6	2.6	6.4	3.4
Income from continuing operations before income taxes	$157.9	$174.8	$462.6	$514.8
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

14.	BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles sold during the nine months ended September 30, 2017, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $222.9 million at September 30, 2017, and $234.9 million at December 31, 2016. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2017, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.
During the nine months ended September 30, 2017, approximately 62% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. During the third quarter of 2017, certain stores in our Texas and Florida markets were impacted by Hurricanes Harvey and Irma, respectively. We incurred approximately $3 million of

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

unrecovered hurricane-related losses associated with flooded vehicles and minor property damage sustained at multiple locations.

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

	September 30, 2017	December 31, 2016
Carrying value	$1,780.6	$1,778.6
Fair value	$1,857.4	$1,862.2

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 30, 2017, we had long-lived assets held for sale of $23.8 million in continuing operations and $13.8 million in discontinued operations. As of December 31, 2016, we had long-lived assets held for sale of $41.4 million in continuing operations and $15.7 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets. The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2017 and 2016:

	2017		2016
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$(0.2)	$5.9	$(1.9)
Long-lived assets held for sale:
Continuing operations	$2.9	$0.2	$19.4	$(12.1)
Discontinued operations	—	—	12.7	(0.7)
Total long-lived assets held for sale	$2.9	$0.2	$32.1	$(12.8)
Long-Lived Assets Held and Used in Continuing Operations
The non-cash impairment charges recorded during the nine months ended September 30, 2017 and 2016, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Continuing Operations
The net adjustments recorded to long-lived assets held for sale during the nine months ended September 30, 2017, and non-cash impairment charges recorded during the nine months ended September 30, 2016, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Discontinued Operations
The non-cash impairment charges recorded during the nine months ended September 30, 2016, are included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Statements of Income.

16.	CASH FLOW INFORMATION
We had non-cash investing and financing activities of $3.3 million related to capital leases and deferred purchase price commitments associated with our 2017 acquisitions for the nine months ended September 30, 2017. We also had non-cash investing and financing activities related to increases in property acquired under capital leases of $7.7 million during the nine months ended September 30, 2017. We had non-cash investing and financing activities of $36.3 million related to increases in property acquired under capital leases during the nine months ended September 30, 2016. In addition, we had accrued purchases of property and equipment of $22.7 million at September 30, 2017 and $14.5 million at September 30, 2016.
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $148.6 million during the nine months ended September 30, 2017, and $133.0 million during the nine months ended September 30, 2016. We made income tax payments, net of income tax refunds, of $126.3 million during the nine months ended September 30, 2017, and $193.3 million during the nine months ended September 30, 2016.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2017, we owned and operated 361 new vehicle franchises from 254 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the nine months ended September 30, 2017, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 73 AutoNation branded collision centers.
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
At September 30, 2017, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2017, new vehicle sales accounted for approximately 56% of our total revenue and approximately 17% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue and approximately 10% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the nine months ended September 30, 2017, contributed approximately 73% of our total gross profit for the same period.

Market Conditions
In the third quarter of 2017, despite increases in manufacturer incentives and retail inventory levels, U.S. industry retail new vehicle unit sales were relatively flat as compared to the third quarter of 2016. Market conditions were particularly challenging in Florida, where industry retail new vehicle unit sales decreased 7%, due in part to the impact from Hurricane Irma. Florida currently represents approximately 22% of our total retail vehicle unit sales. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, an increase in off-lease supply of late-model used vehicles could benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume.
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
Results of Operations
During the three months ended September 30, 2017, we had net income from continuing operations of $97.6 million, or $1.00 per share on a diluted basis, as compared to net income from continuing operations of $107.8 million, or $1.05 per share on a diluted basis, during the same period in 2016. During the nine months ended September 30, 2017, we had net income from continuing operations of $283.5 million, or $2.83 per share on a diluted basis, as compared to net income from continuing operations of $316.1 million, or $3.02 per share on a diluted basis, during the same period in 2016.
During the third quarter of 2017, our Texas and Florida markets were impacted by Hurricanes Harvey and Irma, respectively. The hurricanes resulted in temporary store closures, with business disruption lasting up to a week in certain parts of Texas and Florida. The majority of damage from Hurricane Harvey was flood-related, and as a result, our sales in September in certain of our Texas markets were favorably impacted following the storm by customers needing to replace their damaged vehicles. Our unrecovered property losses as a result of Hurricane Harvey were not material. We estimate that the impact of store closures and unrecovered property losses as a result of Hurricane Irma negatively impacted our third quarter of 2017 net income from continuing operations by approximately $8 million after-tax, or $0.08 per share.
Our retail new vehicle unit sales decreased 2% in the third quarter of 2017, as compared to the third quarter of 2016, largely due to declines in our Florida markets, due in part to the store closures as a result of Hurricane Irma, and competitive market conditions in a plateauing new vehicle sales environment. Our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed (“PVR”) basis were also adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs, particularly in our Domestic segment. Our used vehicle unit volume benefited from a growing supply of off-lease vehicles and lower used vehicle pricing.
Net income from continuing operations benefited from after-tax gains of $8.7 million and $7.3 million related to store/property divestitures during the three months ended September 30, 2017 and 2016, respectively.
Strategic Initiatives
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation branded parts and accessories, the expansion of AutoNation branded collision centers and AutoNation branded automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers. During the nine months ended September 30, 2017, we opened two AutoNation branded automotive auctions and two AutoNation USA stores, and we acquired four collision centers. In connection with our brand extension strategy, we also launched our One Price used vehicle centralized pricing and appraisal strategy, with implementation completed in all of our stores as of the end of the first quarter of 2017. We expect that these initiatives will expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
In the fourth quarter of 2017, we announced that we have partnered with Waymo, the self-driving technology company of Alphabet Inc., in a multi-year agreement to support Waymo’s autonomous vehicle program. Our franchised stores, AutoNation USA stores, and other AutoNation locations will provide vehicle maintenance and repairs for Waymo’s self-driving hybrid vehicle fleet, beginning with Chrysler Pacificas in the Phoenix area, with the potential to expand to other markets and brands. We do not expect this agreement to have a material effect on our financial results during the early stages of this strategic partnership.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We closely monitor our new vehicle inventory values as compared to market values, and as a result, our new vehicle inventory balance was net of cumulative write-downs of $0.4 million at September 30, 2017.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.8 million at September 30, 2017, and $5.9 million at December 31, 2016.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or market. We estimate the amount of potential obsolete inventory based upon past experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.8 million at September 30, 2017, and $3.9 million at December 31, 2016.

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
As of September 30, 2017, we have $241.3 million of goodwill related to the Domestic reporting unit, $546.7 million related to the Import reporting unit, $712.1 million related to the Premium Luxury reporting unit, and $29.7 million related to “Corporate and other.” The fair values of each of the reporting units were substantially in excess of their carrying values as of April 30, 2017, the date of our quantitative goodwill impairment test.
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
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. We measure each long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell and recognize a loss for any initial adjustment of the long-lived asset’s or disposal group’s carrying amount to fair value less cost to sell in the period the “held for sale” criteria are met. We periodically evaluate the carrying value of assets held for sale to determine if, based on market conditions, the values of these assets should be adjusted. As of September 30, 2017, we had long-lived assets held for sale of $23.8 million in continuing operations and $13.8 million in discontinued operations.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process and valuation adjustments and impairment charges that were recorded during the nine months ended September 30, 2017 and 2016. Although we believe our property and equipment and assets held for sale are appropriately valued, assumptions, estimates, and economic conditions may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,108.4	$3,195.9	$(87.5)	(2.7)	$8,835.5	$9,068.0	$(232.5)	(2.6)
Retail used vehicle	1,151.5	1,127.9	23.6	2.1	3,438.7	3,370.4	68.3	2.0
Wholesale	76.8	148.9	(72.1)	(48.4)	231.6	407.4	(175.8)	(43.2)
Used vehicle	1,228.3	1,276.8	(48.5)	(3.8)	3,670.3	3,777.8	(107.5)	(2.8)
Finance and insurance, net	241.6	229.6	12.0	5.2	692.0	678.1	13.9	2.0
Total variable operations(1)	4,578.3	4,702.3	(124.0)	(2.6)	13,197.8	13,523.9	(326.1)	(2.4)
Parts and service	841.6	843.8	(2.2)	(0.3)	2,544.2	2,498.9	45.3	1.8
Other	12.5	21.4	(8.9)		109.1	105.7	3.4
Total revenue	$5,432.4	$5,567.5	$(135.1)	(2.4)	$15,851.1	$16,128.5	$(277.4)	(1.7)
Gross profit:
New vehicle	$144.8	$158.2	$(13.4)	(8.5)	$427.3	$470.2	$(42.9)	(9.1)
Retail used vehicle	83.9	84.7	(0.8)	(0.9)	232.8	265.1	(32.3)	(12.2)
Wholesale	1.8	(7.5)	9.3		4.4	(12.9)	17.3
Used vehicle	85.7	77.2	8.5	11.0	237.2	252.2	(15.0)	(5.9)
Finance and insurance	241.6	229.6	12.0	5.2	692.0	678.1	13.9	2.0
Total variable operations(1)	472.1	465.0	7.1	1.5	1,356.5	1,400.5	(44.0)	(3.1)
Parts and service	367.4	363.8	3.6	1.0	1,116.0	1,080.1	35.9	3.3
Other	6.4	7.6	(1.2)		19.3	23.5	(4.2)
Total gross profit	845.9	836.4	9.5	1.1	2,491.8	2,504.1	(12.3)	(0.5)
Selling, general, and administrative expenses	607.5	591.3	(16.2)	(2.7)	1,814.1	1,765.2	(48.9)	(2.8)
Depreciation and amortization	41.4	36.3	(5.1)		118.0	107.0	(11.0)
Other income, net	(14.2)	(10.2)	4.0		(54.4)	(21.0)	33.4
Operating income	211.2	219.0	(7.8)	(3.6)	614.1	652.9	(38.8)	(5.9)
Non-operating income (expense) items:
Floorplan interest expense	(25.1)	(18.2)	(6.9)		(70.7)	(56.4)	(14.3)
Other interest expense	(30.0)	(28.9)	(1.1)		(88.0)	(85.9)	(2.1)
Interest income	0.2	0.3	(0.1)		0.8	0.8	—
Other income, net	1.6	2.6	(1.0)		6.4	3.4	3.0
Income from continuing operations before income taxes	$157.9	$174.8	$(16.9)	(9.7)	$462.6	$514.8	$(52.2)	(10.1)
Retail vehicle unit sales:
New vehicle	86,192	88,322	(2,130)	(2.4)	241,882	253,000	(11,118)	(4.4)
Used vehicle	59,330	55,760	3,570	6.4	178,204	170,500	7,704	4.5
	145,522	144,082	1,440	1.0	420,086	423,500	(3,414)	(0.8)
Revenue per vehicle retailed:
New vehicle	$36,064	$36,185	$(121)	(0.3)	$36,528	$35,842	$686	1.9
Used vehicle	$19,408	$20,228	$(820)	(4.1)	$19,296	$19,768	$(472)	(2.4)
Gross profit per vehicle retailed:
New vehicle	$1,680	$1,791	$(111)	(6.2)	$1,767	$1,858	$(91)	(4.9)
Used vehicle	$1,414	$1,519	$(105)	(6.9)	$1,306	$1,555	$(249)	(16.0)
Finance and insurance	$1,660	$1,594	$66	4.1	$1,647	$1,601	$46	2.9
Total variable operations(2)	$3,232	$3,279	$(47)	(1.4)	$3,219	$3,337	$(118)	(3.5)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 (%)	2016 (%)	2017 (%)	2016 (%)
Revenue mix percentages:
New vehicle	57.2	57.4	55.7	56.2
Used vehicle	22.6	22.9	23.2	23.4
Parts and service	15.5	15.2	16.1	15.5
Finance and insurance, net	4.4	4.1	4.4	4.2
Other	0.3	0.4	0.6	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	17.1	18.9	17.1	18.8
Used vehicle	10.1	9.2	9.5	10.1
Parts and service	43.4	43.5	44.8	43.1
Finance and insurance	28.6	27.5	27.8	27.1
Other	0.8	0.9	0.8	0.9
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.7	5.0	4.8	5.2
Used vehicle - retail	7.3	7.5	6.8	7.9
Parts and service	43.7	43.1	43.9	43.2
Total	15.6	15.0	15.7	15.5
Selling, general, and administrative expenses	11.2	10.6	11.4	10.9
Operating income	3.9	3.9	3.9	4.0
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	71.8	70.7	72.8	70.5
Operating income	25.0	26.2	24.6	26.1

	September 30,
	2017	2016
Inventory days supply:
New vehicle (industry standard of selling days)	59 days	62 days
Used vehicle (trailing calendar month days)	38 days	44 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,061.2	$3,135.1	$(73.9)	(2.4)	$8,594.4	$8,829.4	$(235.0)	(2.7)
Retail used vehicle	1,124.9	1,106.1	18.8	1.7	3,340.2	3,272.1	68.1	2.1
Wholesale	73.3	145.8	(72.5)	(49.7)	221.8	395.0	(173.2)	(43.8)
Used vehicle	1,198.2	1,251.9	(53.7)	(4.3)	3,562.0	3,667.1	(105.1)	(2.9)
Finance and insurance, net	238.8	226.3	12.5	5.5	679.3	662.6	16.7	2.5
Total variable operations(1)	4,498.2	4,613.3	(115.1)	(2.5)	12,835.7	13,159.1	(323.4)	(2.5)
Parts and service	828.6	827.8	0.8	0.1	2,480.4	2,428.3	52.1	2.1
Other	12.6	21.5	(8.9)		108.9	105.5	3.4
Total revenue	$5,339.4	$5,462.6	$(123.2)	(2.3)	$15,425.0	$15,692.9	$(267.9)	(1.7)
Gross profit:
New vehicle	$142.2	$155.9	$(13.7)	(8.8)	$414.3	$462.5	$(48.2)	(10.4)
Retail used vehicle	83.3	83.0	0.3	0.4	228.5	257.8	(29.3)	(11.4)
Wholesale	(0.6)	(7.1)	6.5		—	(11.8)	11.8
Used vehicle	82.7	75.9	6.8	9.0	228.5	246.0	(17.5)	(7.1)
Finance and insurance	238.8	226.3	12.5	5.5	679.3	662.6	16.7	2.5
Total variable operations(1)	463.7	458.1	5.6	1.2	1,322.1	1,371.1	(49.0)	(3.6)
Parts and service	361.7	356.5	5.2	1.5	1,088.5	1,048.7	39.8	3.8
Other	6.4	7.6	(1.2)		19.0	23.2	(4.2)
Total gross profit	$831.8	$822.2	$9.6	1.2	$2,429.6	$2,443.0	$(13.4)	(0.5)
Retail vehicle unit sales:
New vehicle	85,186	86,389	(1,203)	(1.4)	236,374	245,114	(8,740)	(3.6)
Used vehicle	57,984	54,394	3,590	6.6	173,128	164,180	8,948	5.5
	143,170	140,783	2,387	1.7	409,502	409,294	208	0.1
Revenue per vehicle retailed:
New vehicle	$35,935	$36,290	$(355)	(1.0)	$36,359	$36,022	$337	0.9
Used vehicle	$19,400	$20,335	$(935)	(4.6)	$19,293	$19,930	$(637)	(3.2)
Gross profit per vehicle retailed:
New vehicle	$1,669	$1,805	$(136)	(7.5)	$1,753	$1,887	$(134)	(7.1)
Used vehicle	$1,437	$1,526	$(89)	(5.8)	$1,320	$1,570	$(250)	(15.9)
Finance and insurance	$1,668	$1,607	$61	3.8	$1,659	$1,619	$40	2.5
Total variable operations(2)	$3,243	$3,304	$(61)	(1.8)	$3,229	$3,379	$(150)	(4.4)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 (%)	2016 (%)	2017 (%)	2016 (%)
Revenue mix percentages:
New vehicle	57.3	57.4	55.7	56.3
Used vehicle	22.4	22.9	23.1	23.4
Parts and service	15.5	15.2	16.1	15.5
Finance and insurance, net	4.5	4.1	4.4	4.2
Other	0.3	0.4	0.7	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	17.1	19.0	17.1	18.9
Used vehicle	9.9	9.2	9.4	10.1
Parts and service	43.5	43.4	44.8	42.9
Finance and insurance	28.7	27.5	28.0	27.1
Other	0.8	0.9	0.7	1.0
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.6	5.0	4.8	5.2
Used vehicle - retail	7.4	7.5	6.8	7.9
Parts and service	43.7	43.1	43.9	43.2
Total	15.6	15.1	15.8	15.6

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,108.4	$3,195.9	$(87.5)	(2.7)	$8,835.5	$9,068.0	$(232.5)	(2.6)
Gross profit	$144.8	$158.2	$(13.4)	(8.5)	$427.3	$470.2	$(42.9)	(9.1)
Retail vehicle unit sales	86,192	88,322	(2,130)	(2.4)	241,882	253,000	(11,118)	(4.4)
Revenue per vehicle retailed	$36,064	$36,185	$(121)	(0.3)	$36,528	$35,842	$686	1.9
Gross profit per vehicle retailed	$1,680	$1,791	$(111)	(6.2)	$1,767	$1,858	$(91)	(4.9)
Gross profit as a percentage of revenue	4.7%	5.0%			4.8%	5.2%
Inventory days supply (industry standard of selling days)	59 days	62 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,061.2	$3,135.1	$(73.9)	(2.4)	$8,594.4	$8,829.4	$(235.0)	(2.7)
Gross profit	$142.2	$155.9	$(13.7)	(8.8)	$414.3	$462.5	$(48.2)	(10.4)
Retail vehicle unit sales	85,186	86,389	(1,203)	(1.4)	236,374	245,114	(8,740)	(3.6)
Revenue per vehicle retailed	$35,935	$36,290	$(355)	(1.0)	$36,359	$36,022	$337	0.9
Gross profit per vehicle retailed	$1,669	$1,805	$(136)	(7.5)	$1,753	$1,887	$(134)	(7.1)
Gross profit as a percentage of revenue	4.6%	5.0%			4.8%	5.2%

The following discussion of new vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $47.2 million and $60.8 million in new vehicle revenue and $2.6 million and $2.3 million in new vehicle gross profit for the three months ended September 30, 2017 and 2016, respectively, and $241.1 million and $238.6 million in new vehicle revenue and $13.0 million and $7.7 million in new vehicle gross profit for the nine months ended September 30, 2017 and 2016, respectively, is related to acquisition and divestiture activity.

Third Quarter 2017 compared to Third Quarter 2016
Same store new vehicle revenue decreased during the three months ended September 30, 2017, as compared to the same period in 2016, as a result of a decrease in same store unit volume and a decrease in revenue PVR. The decrease in same store unit volume was primarily due to declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma, and overall competitive market conditions in a plateauing new vehicle sales environment, as well as certain manufacturers’ disruptive marketing and sales incentive programs.
Same store revenue PVR during the three months ended September 30, 2017, decreased due to a shift in mix toward Import vehicles, which have relatively lower average selling prices. This decrease was partially offset by increases in the average selling prices for Domestic and Import vehicles, due in part to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended September 30, 2017, primarily due to a decrease in gross profit PVR for Domestic vehicles resulting from a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer marketing and sales incentive programs.
First Nine Months 2017 compared to First Nine Months 2016
Same store new vehicle revenue decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to declines in our Florida and Texas markets and overall competitive market conditions in a plateauing new vehicle sales environment, as well as certain manufacturers’ disruptive marketing and sales incentive programs.

Same store revenue PVR during the nine months ended September 30, 2017, benefited from increases in the average selling prices for vehicles in all three segments. These increases were due in part to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. These increases were partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR decreased during the nine months ended September 30, 2017, primarily due to a decrease in gross profit PVR for Domestic vehicles resulting from a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer marketing and sales incentive programs. Same store gross profit PVR was also adversely impacted by the shift in mix toward Import vehicles, which have a relatively lower gross profit PVR.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
Floorplan assistance	$31.1	$31.8	$(0.7)	$88.7	$92.4	$(3.7)
New vehicle floorplan interest expense	(23.4)	(16.9)	(6.5)	(66.2)	(52.9)	(13.3)
Net new vehicle inventory carrying benefit	$7.7	$14.9	$(7.2)	$22.5	$39.5	$(17.0)
Third Quarter 2017 compared to Third Quarter 2016
The net new vehicle inventory carrying benefit decreased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to an increase in floorplan interest expense and a decrease in floorplan assistance. Floorplan interest expense increased primarily due to higher average interest rates. Floorplan assistance decreased primarily due to a decrease in unit volume.
First Nine Months 2017 compared to First Nine Months 2016
The net new vehicle inventory carrying benefit decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to an increase in floorplan interest expense and a decrease in floorplan assistance. Floorplan interest expense increased due to higher average interest rates, partially offset by lower average vehicle floorplan payable balances during the year. Floorplan assistance decreased primarily due to a decrease in unit volume.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,151.5	$1,127.9	$23.6	2.1	$3,438.7	$3,370.4	$68.3	2.0
Wholesale revenue	76.8	148.9	(72.1)	(48.4)	231.6	407.4	(175.8)	(43.2)
Total revenue	$1,228.3	$1,276.8	$(48.5)	(3.8)	$3,670.3	$3,777.8	$(107.5)	(2.8)
Retail gross profit	$83.9	$84.7	$(0.8)	(0.9)	$232.8	$265.1	$(32.3)	(12.2)
Wholesale gross profit (loss)	1.8	(7.5)	9.3		4.4	(12.9)	17.3
Total gross profit	$85.7	$77.2	$8.5	11.0	$237.2	$252.2	$(15.0)	(5.9)
Retail vehicle unit sales	59,330	55,760	3,570	6.4	178,204	170,500	7,704	4.5
Revenue per vehicle retailed	$19,408	$20,228	$(820)	(4.1)	$19,296	$19,768	$(472)	(2.4)
Gross profit per vehicle retailed	$1,414	$1,519	$(105)	(6.9)	$1,306	$1,555	$(249)	(16.0)
Gross profit as a percentage of revenue	7.3%	7.5%			6.8%	7.9%
Inventory days supply (trailing calendar month days)	38 days	44 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,124.9	$1,106.1	$18.8	1.7	$3,340.2	$3,272.1	$68.1	2.1
Wholesale revenue	73.3	145.8	(72.5)	(49.7)	221.8	395.0	(173.2)	(43.8)
Total revenue	$1,198.2	$1,251.9	$(53.7)	(4.3)	$3,562.0	$3,667.1	$(105.1)	(2.9)
Retail gross profit	$83.3	$83.0	$0.3	0.4	$228.5	$257.8	$(29.3)	(11.4)
Wholesale gross profit (loss)	(0.6)	(7.1)	6.5		—	(11.8)	11.8
Total gross profit	$82.7	$75.9	$6.8	9.0	$228.5	$246.0	$(17.5)	(7.1)
Retail vehicle unit sales	57,984	54,394	3,590	6.6	173,128	164,180	8,948	5.5
Revenue per vehicle retailed	$19,400	$20,335	$(935)	(4.6)	$19,293	$19,930	$(637)	(3.2)
Gross profit per vehicle retailed	$1,437	$1,526	$(89)	(5.8)	$1,320	$1,570	$(250)	(15.9)
Gross profit as a percentage of revenue	7.4%	7.5%			6.8%	7.9%
The following discussion of used vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $26.6 million and $21.8 million in retail used vehicle revenue and $0.6 million and $1.7 million in retail used vehicle gross profit for the three months ended September 30, 2017 and 2016, respectively, and $98.5 million and $98.3 million in retail used vehicle revenue and $4.3 million and $7.3 million in retail used vehicle gross profit for the nine months ended September 30, 2017 and 2016, respectively, is related to acquisition and divestiture activity.
Third Quarter 2017 compared to Third Quarter 2016
Same store retail used vehicle revenue increased during the three months ended September 30, 2017, as compared to the same period in 2016, as a result of an increase in same store retail unit volume, partially offset by a decrease in revenue PVR. Unit volume increased due to the growing supply of off-lease vehicles and lower used vehicle pricing. Additionally, prior year retail used vehicle unit volume was adversely impacted by manufacturer safety recalls, which benefited prior year wholesale unit volume. The increases in retail unit volume were partially offset by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma.
Same store revenue PVR was adversely impacted by a decrease in the average selling price for used vehicles in all three segments, primarily due to an increase in supply in the industry, which has driven down the wholesale values of used vehicles. Same store revenue PVR was also adversely impacted by a shift in mix away from certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit increased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to a decrease in wholesale losses as a result of a decrease in wholesale unit volume. Manufacturer safety recalls benefited wholesale unit volume and adversely impacted retail used vehicle unit volume in the prior year. The increase in gross profit was partially offset by decreases in gross profit PVRs for used vehicles in all three segments, particularly in our Domestic segment.
First Nine Months 2017 compared to First Nine Months 2016
Same store retail used vehicle revenue increased during the nine months ended September 30, 2017, as compared to the same period in 2016, as a result of an increase in same store unit volume, partially offset by a decrease in revenue PVR. Unit volume increased due to the growing supply of off-lease vehicles and lower used vehicle pricing. Additionally, prior year retail used vehicle unit volume was adversely impacted by manufacturer safety recalls, which benefited prior year wholesale unit volume. The increase in unit volume was partially offset by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma.
Same store revenue PVR was adversely impacted by a decrease in the average selling price of used vehicles for all three segments, primarily due to an increase in supply in the industry, which has driven down the wholesale values of used vehicles. Same store revenue PVR was also adversely impacted by a shift in mix away from certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, due to decreases in the gross profit PVR of used vehicles for all three segments, particularly in our Domestic segment. In addition, gross profit PVR decreased due to implementation challenges we experienced in the first half of the year with One Price, our centralized pricing and appraisal strategy. Decreases in gross profit were partially offset by a decrease in wholesale losses due to a decrease in wholesale unit volume. Manufacturer safety recalls benefited wholesale unit volume and adversely impacted retail used vehicle unit volume in the prior year.
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicle sales and service centers and our One Price used vehicle centralized pricing and appraisal strategy.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$841.6	$843.8	$(2.2)	(0.3)	$2,544.2	$2,498.9	$45.3	1.8
Gross Profit	$367.4	$363.8	$3.6	1.0	$1,116.0	$1,080.1	$35.9	3.3
Gross profit as a percentage of revenue	43.7%	43.1%			43.9%	43.2%
Same Store:
Revenue	$828.6	$827.8	$0.8	0.1	$2,480.4	$2,428.3	$52.1	2.1
Gross Profit	$361.7	$356.5	$5.2	1.5	$1,088.5	$1,048.7	$39.8	3.8
Gross profit as a percentage of revenue	43.7%	43.1%			43.9%	43.2%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $13.0 million and $16.0 million in parts and service revenue and $5.7 million and $7.3 million in parts and service gross profit for the three months ended September 30, 2017 and 2016, respectively, and $63.8 million and $70.6 million in parts and service revenue and $27.5 million and $31.4 million in parts and service gross profit for the nine months ended September 30, 2017 and 2016, respectively, is related to acquisition and divestiture activity.
Third Quarter 2017 compared to Third Quarter 2016
During the three months ended September 30, 2017, same store parts and service gross profit increased as compared to the same period in 2016, primarily due to an increase in gross profit associated with customer-pay service of $6.9 million, partially offset by a decrease in gross profit associated with wholesale and retail counter parts sales of $1.5 million.
Customer-pay service gross profit benefited from improved margin performance primarily from price increases, AutoNation’s parts initiatives, and a mix shift toward higher margin service work. Parts and service gross profit, including gross profit associated with wholesale and retail counter parts sales, was adversely impacted by the temporary store closures in Texas and Florida resulting from Hurricanes Harvey and Irma.
First Nine Months 2017 compared to First Nine Months 2016
During the nine months ended September 30, 2017, same store parts and service gross profit increased as compared to the same period in 2016, primarily due to increases in gross profit associated with warranty of $19.1 million and customer-pay service of $18.8 million.
Warranty gross profit benefited from improved margin performance largely due to an increase in higher value recall work and more favorable negotiated labor rates with certain manufacturers. Customer-pay service gross profit benefited from improved margin performance primarily from price increases, AutoNation’s parts initiatives, and a mix shift toward higher margin service work.
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes the launch of AutoNation USA stand-alone used vehicles sales and service centers, the launch of AutoNation branded parts and accessories, and the expansion of AutoNation branded collision centers.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$241.6	$229.6	$12.0	5.2	$692.0	$678.1	$13.9	2.0
Gross profit per vehicle retailed	$1,660	$1,594	$66	4.1	$1,647	$1,601	$46	2.9
Same Store:
Revenue and gross profit	$238.8	$226.3	$12.5	5.5	$679.3	$662.6	$16.7	2.5
Gross profit per vehicle retailed	$1,668	$1,607	$61	3.8	$1,659	$1,619	$40	2.5

Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We primarily sell these products on a straight commission basis; however, in certain cases, we also participate in the future underwriting profit on certain extended service contracts pursuant to retrospective commission arrangements with the issuers of those contracts, which is recognized as earned.

The following discussion of finance and insurance is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $2.8 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively, and $12.7 million and $15.5 million for the nine months ended September 30, 2017 and 2016, respectively, is related to acquisition and divestiture activity.

Third Quarter 2017 compared to Third Quarter 2016
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2017, as compared to the same period in 2016, due to an increase in finance and insurance gross profit PVR and an increase in used vehicle unit volume. The increase in gross profit PVR was primarily due to an increase in profit on vehicle service contracts, as well as an increase in retrospective commissions resulting from the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan.

First Nine Months 2017 compared to First Nine Months 2016
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2017, as compared to the same period in 2016, due to an increase in finance and insurance gross profit PVR and an increase in used vehicle unit volume. The increase in gross profit PVR was primarily due to an increase in profit on vehicle service contracts, an increase in retrospective commissions resulting from the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan, as well as improved chargeback experience. These increases were partially offset by a decrease in gross profit as a result of fewer customers financing vehicles through the dealerships and a decrease in gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,912.4	$2,044.9	$(132.5)	(6.5)	$5,557.7	$5,888.2	$(330.5)	(5.6)
Import	1,789.7	1,779.0	10.7	0.6	5,123.5	5,202.1	(78.6)	(1.5)
Premium Luxury	1,634.3	1,680.6	(46.3)	(2.8)	4,894.9	4,865.6	29.3	0.6
Total	5,336.4	5,504.5	(168.1)	(3.1)	15,576.1	15,955.9	(379.8)	(2.4)
Corporate and other	96.0	63.0	33.0	52.4	275.0	172.6	102.4	59.3
Total consolidated revenue	$5,432.4	$5,567.5	$(135.1)	(2.4)	$15,851.1	$16,128.5	$(277.4)	(1.7)
Segment income(1):
Domestic	$69.0	$83.9	$(14.9)	(17.8)	$190.5	$246.9	$(56.4)	(22.8)
Import	81.0	79.3	1.7	2.1	227.9	230.0	(2.1)	(0.9)
Premium Luxury	78.8	80.9	(2.1)	(2.6)	243.3	256.8	(13.5)	(5.3)
Total	228.8	244.1	(15.3)	(6.3)	661.7	733.7	(72.0)	(9.8)
Corporate and other	(42.7)	(43.3)	0.6		(118.3)	(137.2)	18.9
Floorplan interest expense	25.1	18.2	(6.9)		70.7	56.4	(14.3)
Operating income	$211.2	$219.0	$(7.8)	(3.6)	$614.1	$652.9	$(38.8)	(5.9)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	29,618	31,749	(2,131)	(6.7)	82,765	90,156	(7,391)	(8.2)
Import	40,442	39,390	1,052	2.7	111,781	113,517	(1,736)	(1.5)
Premium Luxury	16,132	17,183	(1,051)	(6.1)	47,336	49,327	(1,991)	(4.0)
	86,192	88,322	(2,130)	(2.4)	241,882	253,000	(11,118)	(4.4)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,912.4	$2,044.9	$(132.5)	(6.5)	$5,557.7	$5,888.2	$(330.5)	(5.6)
Segment income	$69.0	$83.9	$(14.9)	(17.8)	$190.5	$246.9	$(56.4)	(22.8)
Retail new vehicle unit sales	29,618	31,749	(2,131)	(6.7)	82,765	90,156	(7,391)	(8.2)
Third Quarter 2017 compared to Third Quarter 2016
Domestic revenue decreased during the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to decreases in new vehicle unit volume and wholesale unit volume. New vehicle unit volume was impacted by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma, the competitive sales environment, and certain manufacturers’ disruptive marketing and sales incentive programs. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year. Domestic revenue also decreased due to the divestitures we completed subsequent to the third quarter of 2016. Decreases in Domestic revenue were partially offset by an increase in new vehicle revenue PVR due to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices.
Domestic segment income decreased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to decreases in new vehicle gross profit PVR and new vehicle unit volume, as well as a decrease in parts and service gross profit. New vehicle gross profit PVR decreased primarily due to a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer marketing and sales incentive programs. Decreases in Domestic segment income were partially offset by a decrease in SG&A expenses and a decrease in wholesale losses.
First Nine Months 2017 compared to First Nine Months 2016
Domestic revenue decreased during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to decreases in new vehicle unit volume and wholesale unit volume. New vehicle unit volume was impacted by declines in our Florida and Texas markets, the competitive sales environment, and certain manufacturers’ disruptive marketing and sales incentive programs. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year. Domestic revenue also decreased due to the divestitures we completed subsequent to the third quarter of 2016. Decreases in Domestic revenue were partially offset by an increase in new vehicle revenue PVR due to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices.
Domestic segment income decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to decreases in new and used vehicle gross profit PVR and new vehicle unit volume, as well as a decrease in parts and service gross profit. New vehicle gross profit PVR decreased primarily due to a competitive sales environment, elevated inventory levels, and certain manufacturers’ disruptive manufacturer marketing and sales incentive programs. Used vehicle gross profit PVR decreased due to implementation challenges we experienced in the first half of the year with One Price, our centralized pricing and appraisal strategy. These decreases in Domestic segment income were partially offset by a decrease in SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,789.7	$1,779.0	$10.7	0.6	$5,123.5	$5,202.1	$(78.6)	(1.5)
Segment income	$81.0	$79.3	$1.7	2.1	$227.9	$230.0	$(2.1)	(0.9)
Retail new vehicle unit sales	40,442	39,390	1,052	2.7	111,781	113,517	(1,736)	(1.5)
Third Quarter 2017 compared to Third Quarter 2016
Import revenue increased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to increases in new vehicle unit volume and revenue PVR. These increases were partially offset by decreases in used vehicle revenue and parts and service revenue, largely due to the divestitures we completed subsequent to the third quarter of 2016, as well as a decrease in wholesale unit volume. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year.
Import segment income increased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due an increase in finance and insurance gross profit and new vehicle gross profit, both of which benefited from higher vehicle unit volume, and a decrease in wholesale losses. Import segment income was adversely impacted by an increase in SG&A expenses and a decrease in parts and service gross profit.
First Nine Months 2017 compared to First Nine Months 2016
Import revenue decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to decreases in used vehicle revenue and parts and service revenue, due to the divestitures we completed subsequent to the third quarter of 2016, as well as a decrease in wholesale unit volume. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year.
Import segment income decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to decreases in new vehicle unit volume, used vehicle gross profit PVR, and parts and service gross profit. The decrease in new vehicle unit volume was primarily due to declines in our Florida and Texas markets and the competitive sales environment, as well as certain manufacturers’ disruptive marketing and sales incentive programs. Used vehicle gross profit PVR decreased due to implementation challenges in the first half of the year with One Price, our centralized pricing and appraisal strategy. The decreases in Import segment income were partially offset by a decrease in SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,634.3	$1,680.6	$(46.3)	(2.8)	$4,894.9	$4,865.6	$29.3	0.6
Segment income	$78.8	$80.9	$(2.1)	(2.6)	$243.3	$256.8	$(13.5)	(5.3)
Retail new vehicle unit sales	16,132	17,183	(1,051)	(6.1)	47,336	49,327	(1,991)	(4.0)
Third Quarter 2017 compared to Third Quarter 2016
Premium Luxury revenue decreased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to decreases in new vehicle unit volume and wholesale unit volume, partially offset by an increase in parts and service revenue and retail used vehicle unit volume. New vehicle unit volume was impacted by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma, as well as the competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year. Premium Luxury revenue benefited from the acquisitions we completed subsequent to the third quarter of 2016.
Premium Luxury segment income decreased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to an increase in SG&A and floorplan interest expenses, partially offset by an increase in total gross profit, all of which were largely due to the acquisitions we completed subsequent to the third quarter of 2016.
First Nine Months 2017 compared to First Nine Months 2016
Premium Luxury revenue increased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to increases in parts and service revenue and retail used vehicle revenue due to the acquisitions we completed subsequent to the third quarter of 2016, as well as an increase in fleet revenue. The increases in Premium Luxury revenue were partially offset by a decrease in wholesale revenue and new vehicle unit volume. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year. New vehicle unit volume was impacted by declines primarily in our Florida markets, the competitive sales environment, and certain manufacturers’ disruptive marketing and sales incentive programs. New vehicle unit volume in our Florida markets was particularly impacted in September due to temporary store closures as a result of Hurricane Irma.
Premium Luxury segment income decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to an increase in SG&A, floorplan interest, and depreciation expenses, partially offset by an increase in total gross profit, all of which were largely due to the acquisitions we completed subsequent to the third quarter of 2016.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$382.9	$367.1	$(15.8)	(4.3)	$1,145.0	$1,105.6	$(39.4)	(3.6)
Advertising	50.6	51.2	0.6	1.2	144.3	145.9	1.6	1.1
Store and corporate overhead	174.0	173.0	(1.0)	(0.6)	524.8	513.7	(11.1)	(2.2)
Total	$607.5	$591.3	$(16.2)	(2.7)	$1,814.1	$1,765.2	$(48.9)	(2.8)

SG&A as a % of total gross profit:
Compensation	45.3	43.9	(140)	bps	46.0	44.2	(180)	bps
Advertising	6.0	6.1	10	bps	5.8	5.8	—	bps
Store and corporate overhead	20.5	20.7	20	bps	21.0	20.5	(50)	bps
Total	71.8	70.7	(110)	bps	72.8	70.5	(230)	bps
Third Quarter 2017 compared to Third Quarter 2016
SG&A expenses increased during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to increases in compensation expense. Compensation expense increased due in part to acquisitions and changes in certain vehicle sales associate compensation plans. SG&A expenses were also impacted by unrecovered hurricane-related losses of approximately $3 million we incurred during the third quarter of 2017. As a percentage of total gross profit, SG&A expenses increased to 71.8% during the three months ended September 30, 2017, from 70.7% in the same period in 2016, primarily due to gross profit pressure in our new vehicle business and investments related to our brand extension strategy.
First Nine Months 2017 compared to First Nine Months 2016
SG&A expenses increased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to increases in compensation expense and store and corporate overhead expenses. Compensation expense increased due in part to acquisitions and changes in certain vehicle sales associate compensation plans. Store and corporate overhead expenses increased primarily due to acquisitions and our brand extension strategy, as well as unrecovered hurricane-related losses of approximately $3 million we incurred during the third quarter of 2017. As a percentage of total gross profit, SG&A expenses increased to 72.8% during the nine months ended September 30, 2017, from 70.5% in the same period in 2016, primarily due to gross profit pressure in our new and used vehicle businesses and investments related to our brand extension strategy.
Other Income, Net (included in Operating Income)
During the third quarter of 2017, we recognized gains of $9.3 million related to store divestitures and $4.7 million related to a property disposition. During the second quarter of 2017, we recognized net gains largely related to store divestitures of $19.8 million. During the first quarter of 2017, we recognized a gain of $9.8 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights, a gain of $5.6 million related to a property disposition, and a gain of $4.3 million related to a store divestiture.
During the third quarter of 2016, we recognized net gains related to store divestitures of $11.8 million and payments we received to waive certain franchise protest rights of $5.5 million, partially offset by non-cash property impairments of $6.4 million. During the second quarter of 2016, we recognized net gains related to store divestitures of $11.5 million, partially offset by non-cash property impairments of $6.7 million. During the first quarter of 2016, we recognized gains related to store divestitures of $6.2 million, partially offset by non-cash property impairments of $0.9 million.

Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2017 compared to Third Quarter 2016
Floorplan interest expense was $25.1 million for the three months ended September 30, 2017, compared to $18.2 million for the same period in 2016. The increase in floorplan interest expense of $6.9 million is the result of higher average interest rates.
First Nine Months 2017 compared to First Nine Months 2016
Floorplan interest expense was $70.7 million for the nine months ended September 30, 2017, compared to $56.4 million for the same period in 2016. The increase in floorplan interest expense of $14.3 million is the result of higher average interest rates, partially offset by lower average vehicle floorplan balances during the year.
Other Interest Expense
Third Quarter 2017 compared to Third Quarter 2016
Other interest expense of $30.0 million for the three months ended September 30, 2017, increased $1.1 million as compared to $28.9 million for the same period in 2016, primarily due to higher average interest rates and an increase in capital leases due to acquisitions.
First Nine Months 2017 compared to First Nine Months 2016
Other interest expense of $88.0 million for the nine months ended September 30, 2017, increased $2.1 million as compared to $85.9 million for the same period in 2016, primarily due to higher average interest rates and an increase in capital leases due to acquisitions.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
Our effective income tax rate was 38.2% for the three months ended September 30, 2017, and 38.3% for the three months ended September 30, 2016.
Our effective income tax rate was 38.7% for the nine months ended September 30, 2017, and 38.6% for the nine months ended September 30, 2016.
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
Debt Refinancing Transaction
On October 19, 2017, we amended and restated our existing unsecured credit agreement to, among other things, (1) extend the stated termination date to October 19, 2022, (2) modify the maximum leverage ratio of 3.75x to allow for an increase in the maximum leverage ratio to 4.25x following the closing date of the amended credit agreement, subject to step-downs back to 3.75x over time, and (3) modify the guarantor requirement to allow the release of all of the guarantors under our credit agreement at such time and for so long as such guarantors cease to guarantee other certain material indebtedness. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our credit agreement.

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2017		December 31, 2016
Cash and cash equivalents	$53.3		$64.8
Revolving credit facility (1)	$679.0	(2)	$1,058.7
Secured used vehicle floorplan facilities (3)	$0.5		$0.3

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement in effect as of September 30, 2017 and December 31, 2016.

(2)
At September 30, 2017, we had $49.0 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $995.0 million of commercial paper notes outstanding at September 30, 2017, which in effect reduced the available liquidity under our revolving credit facility to $674.0 million at September 30, 2017. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At September 30, 2017, surety bonds, letters of credit, and cash deposits totaled $107.2 million, of which $49.0 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2017	2016	2017	2016
Shares repurchased	9.2	1.0	10.1	9.9
Aggregate purchase price	$400.0	$50.0	$434.9	$470.6
Average purchase price per share	$43.28	$48.62	$42.99	$47.48
The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt.
In August 2017, our Board of Directors authorized the repurchase of an additional $250 million of shares of our common stock. As of September 30, 2017, $113.7 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Purchases of property and equipment, including operating lease buy-outs (1)	$55.9	$69.3	$224.6	$181.7

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Cash received from (used in) business acquisitions, net(1)	$(4.0)	$(99.6)	$(56.9)	$(362.5)
Cash received from (used in) business divestitures, net	$13.2	$37.5	$47.8	$87.5

(1)	Excludes capital leases and deferred purchase price commitments.
During the nine months ended September 30, 2017, we purchased four collision centers located in Texas, Florida, Washington, and California. We also purchased one store located in Florida. We purchased 18 stores during the nine months ended September 30, 2016.
During the nine months ended September 30, 2017, we divested three Import stores and one Domestic store. During the nine months ended September 30, 2016, we divested two Domestic stores and nine Import stores. We regularly review our store portfolio and may divest stores opportunistically.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of September 30, 2017, and December 31, 2016.

(In millions)	September 30, 2017	December 31, 2016
6.75% Senior Notes due 2018	$400.0	$400.0
5.5% Senior Notes due 2020	350.0	350.0
3.35% Senior Notes due 2021	300.0	300.0
4.5% Senior Notes due 2025	450.0	450.0
Revolving credit facility (1)	82.0	—
Mortgage facility (2)	145.7	153.2
Capital leases and other debt	143.7	136.2
	1,871.4	1,789.4
Less: unamortized debt discounts and debt issuance costs	(8.8)	(10.8)
Less: current maturities	(566.9)	(167.5)
Long-term debt, net of current maturities	$1,295.7	$1,611.1

(1) In October 2017, we amended our existing unsecured credit agreement and extended the stated termination date to October 19, 2022.
(2) The mortgage facility requires monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million due November 2017.
Our 6.75% Senior Notes due 2018 will mature on April 15, 2018, and were therefore reclassified to current maturities during the second quarter of 2017.
At September 30, 2017, we had $995.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.80% and a weighted-average remaining term of 14 days. At December 31, 2016, we had $942.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.26% and a weighted-average remaining term of 24 days.
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our long-term debt and commercial paper.
Restrictions and Covenants
Our credit agreement, the indentures for our senior unsecured notes, and our vehicle floorplan and mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. The specific terms of these covenants can be found in our credit agreement, which we filed with our Current Report on Form 8-K on October 24, 2017.
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

As of September 30, 2017, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement in effect at September 30, 2017, our leverage ratio and capitalization ratio were as follows:

	September 30, 2017
	Requirement	Actual
Leverage ratio	≤ 3.75x	3.03x
Capitalization ratio	≤ 70.0%	63.4%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

	September 30, 2017	December 31, 2016
Vehicle floorplan payable - trade	$2,069.3	$2,308.8
Vehicle floorplan payable - non-trade	1,561.2	1,540.4
Vehicle floorplan payable	$3,630.5	$3,849.2
See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Net cash provided by operating activities	$457.0	$478.8
Net cash used in investing activities	$(206.2)	$(456.8)
Net cash used in financing activities	$(262.3)	$(33.9)
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
Net cash provided by operating activities decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, due to a decrease in earnings, partially offset by a decrease in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to a decrease in cash used in business acquisitions, net of cash acquired, and an increase in proceeds from assets held for sale, partially offset by an increase in purchases of property and equipment and a decrease in cash received from business divestitures, net of cash relinquished.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.

During the nine months ended September 30, 2017, we repurchased 10.1 million shares of common stock for an aggregate purchase price of $434.9 million (average purchase price per share of $42.99), including repurchases for which settlement occurred subsequent to September 30, 2017. In addition, during the nine months ended September 30, 2017, 26,061 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
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
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $53.0 million during the nine months ended September 30, 2017 and net proceeds of $375.5 million during the nine months ended September 30, 2016.
During the nine months ended September 30, 2017, we borrowed $907.0 million and repaid $825.0 million under our revolving credit facility, for net borrowings of $82.0 million. During the nine months ended September 30, 2016, we borrowed $1.1 billion and repaid $1.1 billion under our revolving credit facility.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net proceeds of $15.4 million for the nine months ended September 30, 2017, and net proceeds of $78.7 million for the nine months ended September 30, 2016.
During the nine months ended September 30, 2017, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options as compared to the same period in 2016.
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
We had $3.6 billion of variable rate vehicle floorplan payable at September 30, 2017, and $3.8 billion at December 31, 2016. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $36.3 million at September 30, 2017, and $38.5 million at December 31, 2016. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $995.0 million of commercial paper notes outstanding at September 30, 2017, and $942.0 million at December 31, 2016. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $10.0 million at September 30, 2017 and $9.4 million at December 31, 2016.
Our fixed rate long-term debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.8 billion and had a fair value of $1.9 billion as of September 30, 2017, and totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2017 - July 31, 2017	—	$—	—	$263.7
August 1, 2017 - August 31, 2017	5,900,704	$41.35	5,900,704	$269.7
September 1, 2017 - September 30, 2017	3,341,429	$46.70	3,341,288	$113.7
Total	9,242,133		9,241,992

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In August 2017, our Board of Directors authorized the repurchase of an additional $250 million of shares of our common stock. As of September 30, 2017, $113.7 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the third quarter of 2017, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 141 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Supplemental Indenture, dated as of August 3, 2017, relating to the Company’s 6.75% Senior Notes due 2018, to the Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.

4.2	Supplemental Indenture to 2010 Indenture, dated as of August 3, 2017, relating to the Company’s 5.5% Senior Notes due 2020.
4.3	Supplemental Indenture to 2010 Indenture, dated as of August 3, 2017, relating to the Company’s 3.35% Senior Notes due 2021.
4.4	Supplemental Indenture to 2010 Indenture, dated as of August 3, 2017, relating to the Company’s 4.5% Senior Notes due 2025.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	November 2, 2017	By:	/s/ Christopher Cade
Christopher Cade Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)