Form 10-K
period 2017-12-31
AUTONATION, INC.
filed 2018-02-15
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the new registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.7 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2017).
As of February 12, 2018, the registrant had 91,824,778 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2017, we owned and operated 360 new vehicle franchises from 253 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold in 2017, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 76 AutoNation-branded collision centers.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “Customer Care”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2017.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2017, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Mitsubishi	Alfa Romeo	Lexus
Cadillac	GMC	Fiat	Nissan	Audi	Maserati
Chevrolet	Jeep	Honda	Subaru	Bentley	Mercedes-Benz
Chrysler	Lincoln	Hyundai	Toyota	BMW	MINI
Dodge	Ram	Infiniti	Volkswagen	Jaguar	Porsche
		Mazda	Volvo	Land Rover

The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2017, Domestic revenue represented 35% of total revenue, Import revenue represented 32% of total revenue, and Premium Luxury revenue represented 32% of total revenue. For additional financial information regarding our three reportable segments, refer to Note 19 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
We continue to make significant investments to build a seamless, end-to-end customer experience in our stores and through our digital channels, and to improve our ability to generate business through those channels. As part of our strategic initiatives, we implemented “AutoNation Express,” which enables our customers to complete certain automotive retail- and service-related transactions through our digital channels and offers a more fully integrated in-store and digital customer experience while also increasing traffic to our digital channels. We have developed features such as selecting and reserving a vehicle with a guaranteed price, scheduling a test drive, calculating payments, receiving a firm purchase offer for a vehicle that a customer wants to sell, applying for financing options, arranging service appointments, receiving updates on maintenance and repair services, and paying for maintenance and repair services online.

•	Continue to invest in the AutoNation retail brand to enhance our strong customer satisfaction and expand our market share.
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), the expansion of AutoNation-branded collision centers and AutoNation-branded automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers. During 2017, we opened two automotive auctions, three AutoNation USA stores, and one collision center. Additionally, we acquired seven collision centers during 2017. As part of our brand extension strategy, we also implemented AutoNation Pre-Owned 360, which includes our technology, processes, and procedures for our One Price used vehicle centralized pricing and appraisal strategy, as well as our “We’ll Buy Your Car” program (under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations), and related training and systems.
We also continue to implement our Customer Care initiatives, including our AutoNation-branded parts and accessories, as well as the direct sourcing and distribution of other retail and wholesale parts for sale to our customers and other dealerships and collision centers. Our branded parts are sold under the name “AutoNation PrecisionParts,” which are sourced through various partnerships with third-party suppliers. These parts include maintenance and repair items such as batteries, wiper blades, filters, and service-drive chemicals. In addition, we have launched an accessory line called “AutoNation AutoGear” with more than 26 high quality accessory brands for lifestyle, appearance, protection, and vehicle security.
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

•	Continue to build density in our core markets where we operate.
We have retail operations in 16 states with a focus on major metropolitan areas, and we seek to offer an optimal mix of our products and services within our key markets. We will continue to actively pursue acquisitions and new store and collision center opportunities that meet our return on investment threshold.
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2017, approximately 38% of our segment income was generated by Premium Luxury franchises, approximately 33% by Import franchises, and approximately 28% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives, including our brand extension strategy discussed above under “Business Strategy.” We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership or collision center acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.
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
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including manufacturer recall repairs and other warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also recondition used vehicles acquired by our used vehicle departments and perform minor preparatory work on new vehicles acquired by our new vehicle departments. In addition to our retail business, we also have a wholesale parts operation, which sells automotive parts to both collision repair shops and independent vehicle repair providers. We also offer AutoNation PrecisionParts and AutoNation AutoGear, product and accessory lines that are integrated into our parts and service operations.
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

We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products, and several of these vehicle protection products are AutoNation-branded. These products are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements with the issuers of those products.
As of December 31, 2017, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	50	59	24
Texas	47	76	21
California	39	53	18
Colorado	15	25	7
Arizona	14	18	6
Georgia	23	44	5
Washington	16	22	4
Nevada	11	13	3
Tennessee	8	12	3
Illinois	7	8	3
Maryland	7	9	1
Ohio	4	4	1
Alabama	5	9	1
New York	4	5	1
Virginia	2	2	1
Minnesota	1	1	1
Total	253	360	100

(1)	Revenue by state includes non-store activities, such as collision centers, auction operations, and AutoNation USA stand-alone used vehicle sales and service centers.

The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2017:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,745.0	44,659	13.6	39
Chevrolet, Buick, Cadillac, GMC	1,299.7	35,233	10.7	43
Chrysler, Dodge, Jeep, Ram	1,133.6	31,136	9.4	92
Domestic Total	4,178.3	111,028	33.7	174
Import:
Toyota	1,734.6	61,241	18.6	19
Honda	1,121.8	43,223	13.1	24
Nissan	601.5	22,423	6.8	12
Other Import	710.6	23,535	7.2	40
Import Total	4,168.5	150,422	45.7	95
Premium Luxury:
Mercedes-Benz	1,567.4	26,608	8.1	39
BMW	844.6	15,344	4.7	14
Lexus	379.0	8,447	2.6	3
Audi	399.0	7,909	2.4	9
Other Premium Luxury	644.0	9,358	2.8	26
Premium Luxury Total	3,834.0	67,666	20.6	91
	$12,180.8	329,116	100.0	360
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
Automotive and Other Laws and Regulations
Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies. In addition, automotive dealers are subject to regulation by the Federal Trade Commission (the “FTC”), which has implemented an enforcement initiative relating to the advertising practices of automotive dealers. The imported automobiles, parts, and accessories we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges.
Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws, and other installment sales and leasing laws and regulations, some of which regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales and leasing. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities and may expose us to significant damages or other penalties, including fines and revocation or suspension of our licenses to conduct store operations. Our financing activities may also be impacted indirectly by laws and regulations that govern automotive finance companies and other financial institutions, including regulations adopted by the Consumer Financial Protection Bureau (the “CFPB”).

See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K for additional information.
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
Most of our stores utilize aboveground storage tanks and, to a lesser extent, underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading, and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act, and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.
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
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online and mobile offerings. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to industry sources, as of December 31, 2017, there were approximately 16,800 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.
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
The automotive retail business is also subject to substantial risk of property loss due to the significant concentration of property values at store locations. In our case in particular, our operations are concentrated in states and regions in which natural disasters and severe weather events (such as hail storms, hurricanes, earthquakes, fires, tornadoes, snow storms, and landslides) may subject us to substantial risk of property loss and operational disruption. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, workers’ compensation, and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We estimate the ultimate costs of these retained insurance risks based on actuarial evaluations and historical claims experience, adjusted for current trends and changes in claims-handling procedures. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Employees
As of December 31, 2017, we employed approximately 26,000 full-time and part-time employees, approximately 260 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
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
Executive Officers of AutoNation
The following sets forth certain information regarding our executive officers as of February 12, 2018. Beneficial ownership includes shares that may be acquired through the exercise of outstanding stock options within 60 days of February 12, 2018, as well as shares of restricted stock.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned
Mike Jackson	69	Chairman of the Board, Chief Executive Officer and President	18	47	1,509,426
Lance Iserman	53	Executive Vice President, Sales and Chief Operating Officer	17	30	15,531
Cheryl Miller	45	Executive Vice President and Chief Financial Officer	10	19	157,294
Marc Cannon	56	Executive Vice President - Chief Marketing Officer, Communications and Public Policy	20	31	92,887
Donna Parlapiano	53	Executive Vice President, Franchise Operations, Mergers & Acquisitions, and Corporate Real Estate	19	31	65,257
Thomas M. Conophy	57	Executive Vice President and Chief Technology Officer	2	2	4,658
C. Coleman Edmunds	53	Executive Vice President, General Counsel and Corporate Secretary	22	22	67,905
Scott Arnold	59	Executive Vice President of Customer Care and Brand Extensions	13	40	24,350
Mike Jackson has served as our Chief Executive Officer and Director since September 1999, as our Chairman of the Board since January 2003, and as our President since June 2017. He also served as our President from February 2015 until January 2017. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated 11 automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. Since January 2018, Mr. Jackson has served as Chair of the Board of Directors of the Federal Reserve Bank of Atlanta. From January 2015 until December 2017, he served as the Deputy Chair of the Board of Directors of the Federal Reserve Bank of Atlanta. He was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta in January 2014, after having previously served on the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch.
Lance Iserman was appointed our Executive Vice President of Sales and Chief Operating Officer in June 2017. Prior to such appointment, Mr. Iserman served as the President of the Company’s Western Region, with responsibility for stores located in California, Washington, Nevada, and Arizona from October 2014 through May 2017. From April 2012 through September 2014, Mr. Iserman served as a Market President in California, leading the operations of 21 stores in Southern

California, and from October 2006 through March 2012, as a Market President in Arizona, leading the operations of 15 stores in Phoenix and Tucson.
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
Marc Cannon was appointed Executive Vice President - Chief Marketing Officer, Communications and Public Policy in January 2017. Prior to that appointment, Mr. Cannon served as our Chief Marketing Officer, Senior Vice President of Communications and Public Policy from February 2016 through January 2017. Mr. Cannon is responsible for overseeing the Company’s marketing, communications, community affairs, and public policy functions. From February 2007 until February 2016, Mr. Cannon served as our Senior Vice President, Corporate Communications.
Donna Parlapiano was appointed Executive Vice President, Franchise Operations and Corporate Real Estate, in January 2017. Prior to that appointment, Ms. Parlapiano served as our Senior Vice President, Franchise Operations and Corporate Real Estate, from February 2015 through January 2017. Ms. Parlapiano is responsible for our franchise operations, real estate development, construction projects, and facilities maintenance. From November 2006 until January 2015, she served as our Senior Vice President, Franchise Operations, and in February 2015, she assumed responsibility for our corporate real estate function. Prior to joining AutoNation in 1998, Ms. Parlapiano held finance, marketing, and strategic management positions with Ford Motor Company.
Thomas M. Conophy has served as our Executive Vice President and Chief Technology Officer since October 2016. From September 2013 to August 2016, Mr. Conophy served as Executive Vice President and Chief Information Officer of Staples, Inc. From February 2006 to March 2012, he served as Executive Vice President and Chief Information Officer of Intercontinental Hotels Group.
C. Coleman Edmunds has served as our Executive Vice President, General Counsel and Corporate Secretary since April 2017. From October 2007 through March 2017, Mr. Edmunds served as our Senior Vice President, Deputy General Counsel and Assistant Secretary. Prior to joining AutoNation, Mr. Edmunds was in private practice with the international law firm of Baker & McKenzie.
Scott Arnold was appointed our Executive Vice President of Customer Care and Brand Extensions in May 2017. From January 2017 through April 2017, Mr. Arnold served as Senior Vice President, Customer Care. Prior to becoming a Senior Vice President, Mr. Arnold held various leadership roles within the Company, including as a Market President in the Company’s Western Region from February 2011 until September 2012, as Region Vice President, Customer Care in the Company’s Western Region from October 2012 through July 2015, and as Vice President, Customer Care from August 2015 through December 2016.
Corporate Social Focus
We have transformed our brand through our “Drive Pink” initiative. More than a charitable focus on cancer research and treatment, Drive Pink is a core element of our corporate culture and has impacted customers, associates, and communities in meaningful ways.
We fund national cancer research and treatment facilities from coast to coast through our philanthropic activities. Through the combined efforts of our 26,000 associates, vendors/partners, customers, and executive leadership, we have raised and donated over $12 million to support the world-class AutoNation Institute for Breast Cancer, the Moffitt Cancer Center, the Breast Cancer Research Foundation, St. Jude Children’s Research Hospital, and other leading cancer facilities. As the title sponsor of the AutoNation Cure Bowl, the first-ever college bowl game with a charitable cause in its name, we utilize a sports platform to deliver our cancer awareness message.
Our presence is felt at local community-based cancer events, as teams of our associates represent AutoNation at runs, walks, and other fundraisers. Yearly, AutoNation celebrates Drive Pink Across America Day by providing our associates with opportunities to deliver thousands of gift bags to local hospitals in our markets for patients undergoing cancer treatment.

Vehicles sold at our AutoNation locations are fitted with a pink license plate frame as a symbol of our commitment to “driving out” cancer. More than one million pink plates have been distributed to date.
Most recently, we announced an innovative company-paid cancer insurance plan that provides financial assistance to associates or their families recently diagnosed with cancer. This company-paid benefit is offered by fewer than 5% of companies nationally and it further underscores our commitment to driving out cancer.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic initiatives, our expectations for the future performance of our business and the automotive retail industry, and the impact of tax reform in the United States, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on vehicle sales levels in the United States and in our particular geographic markets, as well as the gross profit margins that we can achieve on our sales of vehicles, all of which are very difficult to predict.
We believe that many factors affect sales of new and used vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences and the success of third-party online and mobile sales platforms, the level of personal discretionary spending, unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, tariffs, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, the length of consumer loans on existing vehicles, and the rise of ride-sharing applications. Changes in interest rates can significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. The imposition of new tariffs could increase prices for vehicles imported into the United States and adversely impact demand for such vehicles. Our vehicle sales, service, and collision businesses could also be adversely affected by changes in the automotive industry driven by new technologies, distribution channels, or products, including ride-sharing applications, subscription services, autonomous and electric vehicles, and accident avoidance technology.
Approximately 17.2 million, 17.5 million, and 17.5 million new vehicles were sold in the United States in 2017, 2016, and 2015, respectively. We currently expect that the annual rate of U.S. new vehicle unit sales will be approximately 16.8 million in 2018. However, actual sales may materially differ. If new vehicle production exceeds the new vehicle industry selling rate, our new vehicle gross profit per vehicle retailed could be adversely impacted by excess supply and any resulting changes in incentive, marketing, and other programs of vehicle manufacturers. See the risk factor “Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers” below. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of parts and automotive repair and maintenance services and automotive finance and insurance products.
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
In 2017, our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed basis were adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs based upon store-level growth targets established by those manufacturers (commonly referred to as “stair-step” incentive programs), which result in multi-tier pricing and adversely impact our ability to compete with other dealers. If those manufacturers continue to use such incentive programs or if other manufacturers adopt similar incentive programs, our operating results could continue to be adversely impacted.
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
The core brands of vehicles that we sell, representing approximately 93% of the new vehicles that we sold in 2017, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
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
If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed. We are investing significantly in our brand extension strategy, and if our strategic initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
Consumers are increasingly shopping for new and used vehicles, automotive repair and maintenance services, and other automotive products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete, that are designed to generate consumer sales leads that are sold to automotive dealers. If we fail to preserve the value of our retail brands, maintain our reputation, or attract consumers to our own digital channels, our business could be adversely impacted.
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
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in our brand extension strategy, which includes stand-alone used vehicle sales and service centers and branded parts and accessories and the expansion of branded collision centers and automotive auctions. In connection with our brand extension strategy, we have adopted a one price used vehicle centralized pricing and appraisal strategy at all of our stores. See “Business Strategy” in Part I, Item 1 of this Form 10-K. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. There can be no assurance that those initiatives will be successful or that the amount we invest in those initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
Our stores are concentrated in states and regions in the United States, including primarily Florida, Texas, and California, in which actual or threatened natural disasters and severe weather events (such as hail storms, hurricanes, earthquakes, fires, tornadoes, snow storms, and landslides) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition, and cash flows. In 2017, Hurricanes Harvey and Irma resulted in temporary store closures, with business disruption lasting up to a week in certain parts of Texas and Florida. In addition to business interruption, the automotive retail business is subject to substantial risk of property loss due to the significant concentration of property values at store locations.
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
The credit agreement governing our revolving credit facility and the indentures relating to our senior unsecured notes contain covenants that limit the discretion of our management with respect to various business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of assets and to merge or consolidate with other entities. A failure by us to comply with the obligations contained in any of our debt agreements could result in an event of default, which could permit acceleration of the related debt as well as acceleration of debt under other debt agreements that contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. Additionally, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by those manufacturers in specified circumstances in the event of our default under our debt agreements.
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
As of December 31, 2017, we had $2.7 billion of total non-vehicle debt (including amounts outstanding under our commercial paper program and capital leases) and $3.8 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:

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
Based on filings made with the SEC through February 12, 2018, William H. Gates III beneficially owns approximately 22% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which he is a co-trustee. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, serves as our lead independent director. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
Based on filings made with the SEC through February 12, 2018, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 16% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Based on filings made with the SEC through February 12, 2018, since January 1, 2017, ESL has disposed of approximately 1.3 million shares of our common stock. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 12, 2018, ESL, Cascade, the Trust, our executive officers, and our directors beneficially own approximately 41% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2029. We also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 16 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New York, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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
We are cooperating with various District Attorneys in California in an investigation of our disposal of hazardous waste at certain of our stores in California. No administrative or judicial proceeding has yet been instituted with respect to the matters under investigation. We currently expect to settle this matter and have accrued for estimated probable losses we expect to incur.

We do not believe that the ultimate resolution of any of the foregoing matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.

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

	High	Low
2017
Fourth Quarter	$57.83	$43.42
Third Quarter	$49.40	$38.59
Second Quarter	$45.35	$38.20
First Quarter	$53.74	$41.55
2016
Fourth Quarter	$50.46	$39.28
Third Quarter	$54.15	$45.19
Second Quarter	$52.04	$43.78
First Quarter	$59.22	$40.45

As of February 12, 2018, there were 1,522 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2017 – October 31, 2017	453	$47.24	—	$113.7
November 1, 2017 – November 30, 2017	—	$—	—	$113.7
December 1, 2017 – December 31, 2017	—	$—	—	$113.7
Total for three months ended December 31, 2017	453		—
Total for twelve months ended December 31, 2017	10,141,808		10,115,294

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2017, $113.7 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. Our stock repurchase program does not have an expiration date. In 2017, all of our shares were repurchased under our stock repurchase program, except for 26,514 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (8,124 shares in the first quarter of 2017, 17,796 shares in the second quarter of 2017, 141 shares in the third quarter of 2017, and 453 shares in the fourth quarter of 2017).

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2012 through December 31, 2017 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2012 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group
Copyright© 2018 Standard&Poor's, a division of S&P Global. All rights reserved.

	12/12	12/13	12/14	12/15	12/16	12/17
AutoNation Inc.	100.00	125.16	152.17	150.28	122.54	129.29
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Public Auto Retail Peer Group	100.00	135.88	177.13	153.73	173.81	173.27

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2017	2016	2015	2014	2013
Consolidated Statements of Income Data:
Revenue	$21,534.6	$21,609.0	$20,862.0	$19,108.8	$17,517.6
Income from continuing operations before income taxes	$636.5	$702.3	$722.7	$682.3	$604.4
Net income	$434.6	$430.5	$442.6	$418.7	$374.9
Basic earnings (loss) per share:
Continuing operations	$4.45	$4.19	$3.94	$3.58	$3.10
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income	$4.44	$4.18	$3.93	$3.57	$3.09
Weighted average common shares outstanding	97.8	103.1	112.7	117.3	121.3
Diluted earnings (loss) per share:
Continuing operations	$4.43	$4.16	$3.90	$3.53	$3.05
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income	$4.43	$4.15	$3.89	$3.52	$3.04
Weighted average common shares outstanding	98.2	103.8	113.9	118.9	123.3
Common shares outstanding, net of treasury stock	91.6	100.7	110.8	113.3	120.9
Consolidated Balance Sheets Data:
Total assets	$10,271.5	$10,060.0	$9,548.2	$8,395.0	$7,905.9
Long-term debt, net of current maturities	$1,959.2	$1,611.1	$1,745.3	$2,098.7	$1,801.6
Shareholders’ equity	$2,369.3	$2,310.3	$2,349.3	$2,072.1	$2,061.7
Retail vehicle unit sales (continuing operations):
New vehicle	329,116	337,622	339,080	318,008	292,922
Used vehicle	234,148	225,713	227,290	214,910	204,572
Total	563,264	563,335	566,370	532,918	497,494
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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2017, we owned and operated 360 new vehicle franchises from 253 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold in 2017, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 76 AutoNation-branded collision centers.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “Customer Care”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources.
As of December 31, 2017, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2017, new vehicle sales accounted for approximately 57% of our total revenue, and approximately 18% of our total gross profit. Used vehicle sales accounted for approximately 23% of our total revenue, and approximately 9% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of total revenue, contributed approximately 72% of our gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 17.2 million in 2017, as compared to 17.5 million in 2016 and 17.5 million in 2015. We currently expect that full-year U.S. industry new vehicle unit sales in 2018 will be approximately 16.8 million units. However, actual sales may materially differ. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, an increase in off-lease supply of late-model used vehicles could benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume and pricing.

Tax Reform
On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We estimate that the tax reform bill will reduce our annual effective income tax rate in 2018 by approximately 12 to 13 percentage points.
The tax reform bill also positively impacted fourth quarter 2017 net income from continuing operations by $41.3 million, or $0.45 per share on a diluted basis, due to the revaluation of our deferred tax liability. Under generally accepted accounting principles, deferred tax assets and liabilities are required to be revalued during the period in which new tax legislation is enacted.
Results of Operations
We had net income from continuing operations of $435.0 million and diluted earnings per share of $4.43 in 2017, as compared to net income from continuing operations of $431.7 million and diluted earnings per share of $4.16 in 2016, and net income from continuing operations of $443.7 million and diluted earnings per share of $3.90 in 2015.
Our finance and insurance gross profit increased 5% and our parts and service gross profit increased 4%, each as compared to 2016, primarily due to our brand extension strategy. These increases were partially offset by increases in SG&A largely as a result of our brand extension strategy and acquisitions, as well as decreases in new and used vehicle gross profit. Our retail new vehicle unit sales were down 3% in 2017 as compared to 2016, largely due to declines in our Florida and Texas markets and competitive market conditions in a plateauing new vehicle sales environment. Our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed (“PVR”) basis were also adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs, particularly in our Domestic segment. While our used vehicle unit volume benefited from a growing supply of off-lease vehicles and lower used vehicle pricing, gross profit PVR of used vehicles decreased for all three segments, particularly in our Domestic segment.
Net income from continuing operations benefited from a decrease in the income tax provision of $41.3 million in 2017 due to the tax reform bill, net after-tax gains related to business/property divestitures of $42.2 million in 2017, $30.1 million in 2016, and $11.1 million in 2015, and after-tax gains of $6.7 million in 2017 in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights and $8.9 million in 2016 related to legal settlements. See “Other Income, Net” below.
Strategic Initiatives
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, the expansion of AutoNation-branded collision centers and AutoNation-branded automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers. In 2017, we opened two automotive auctions, three AutoNation USA stores, and one collision center. Additionally, we acquired seven collision centers. As part of our brand extension strategy, we also implemented AutoNation Pre-Owned 360, which includes our technology, processes, and procedures for our One Price used vehicle centralized pricing and appraisal strategy, as well as our “We’ll Buy Your Car” program (under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations), and related training and systems. We expect that these initiatives will expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
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

We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We closely monitor our new vehicle inventory values as compared to market values, and as a result, our new vehicle inventory balance was net of cumulative write-downs of $2.2 million at December 31, 2017.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $4.1 million at December 31, 2017, and $5.9 million at December 31, 2016.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or market. We estimate the amount of potential obsolete inventory based upon past experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $5.2 million at December 31, 2017, and $3.9 million at December 31, 2016.

Critical Accounting Estimates
We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Consolidated Financial Statements. Set forth below are the accounting estimates that we have identified as critical to our business operations and an understanding of our results of operations, based on the high degree of judgment or complexity in their application. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of other significant accounting policies.
Goodwill
Goodwill for our reporting units is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform a quantitative goodwill impairment test as of April 30, 2017, and no impairment charges resulted from the impairment test.
The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an “income” valuation approach, which discounts expected future cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
As of December 31, 2017, we have $231.7 million of goodwill related to the Domestic reporting unit, $532.4 million related to the Import reporting unit, $712.1 million related to the Premium Luxury reporting unit, and $38.8 million in “Other.” The fair values of each of the reporting units were substantially in excess of their carrying values as of April 30, 2017, the date of our quantitative goodwill impairment test.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.

Our franchise rights, which related to 73 stores and totaled $589.4 million at April 30, 2017, are evaluated for impairment on a franchise-by-franchise basis annually. We elected to perform quantitative franchise rights impairment tests as of April 30, 2017, and no impairment charges resulted from the impairment tests. The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. If, hypothetically, the fair value of each of the franchise rights quantitatively tested had been determined to be 10% lower as of the valuation date, no impairment charges would have resulted. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
Chargeback Liability
Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We primarily sell these products on a straight commission basis; however, in certain cases, we also participate in the future underwriting profit on certain products pursuant to retrospective commission arrangements with the issuers of those products, which is recognized as earned.
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
We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience based on internal cancellation data, as well as cancellation data received from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $120.8 million at December 31, 2017, and $116.8 million at December 31, 2016.
Chargebacks are influenced by the volume of vehicle sales in recent years, commission levels, product penetration, product mix, and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in an adjustment to our estimated liability for chargebacks. The increase in our liability for chargebacks is largely attributable to increases in commission levels received upon the sale of vehicle service contracts, vehicle unit volume, and product penetration in recent years, as well as product mix. Our actual chargeback experience has not been materially different from our recorded estimates. A 10% change in our estimated cancellation rates would have changed our estimated liability for chargebacks at December 31, 2017, by approximately $12.1 million. See Note 18 of the Notes to Consolidated Financial Statements for further information regarding chargeback liabilities.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2017 vs. 2016			2016 vs. 2015
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$12,180.8	$12,255.8	$(75.0)	(0.6)	$11,995.0	$260.8	2.2
Retail used vehicle	4,577.1	4,481.7	95.4	2.1	4,370.3	111.4	2.5
Wholesale	301.3	513.6	(212.3)	(41.3)	398.4	115.2	28.9
Used vehicle	4,878.4	4,995.3	(116.9)	(2.3)	4,768.7	226.6	4.8
Finance and insurance, net	939.2	894.6	44.6	5.0	868.7	25.9	3.0
Total variable operations(1)	17,998.4	18,145.7	(147.3)	(0.8)	17,632.4	513.3	2.9
Parts and service	3,398.3	3,321.4	76.9	2.3	3,082.8	238.6	7.7
Other	137.9	141.9	(4.0)		146.8	(4.9)
Total revenue	$21,534.6	$21,609.0	$(74.4)	(0.3)	$20,862.0	$747.0	3.6
Gross profit:
New vehicle	$588.4	$635.8	$(47.4)	(7.5)	$673.1	$(37.3)	(5.5)
Retail used vehicle	308.0	334.9	(26.9)	(8.0)	358.4	(23.5)	(6.6)
Wholesale	7.2	(17.3)	24.5		(4.7)	(12.6)
Used vehicle	315.2	317.6	(2.4)	(0.8)	353.7	(36.1)	(10.2)
Finance and insurance	939.2	894.6	44.6	5.0	868.7	25.9	3.0
Total variable operations(1)	1,842.8	1,848.0	(5.2)	(0.3)	1,895.5	(47.5)	(2.5)
Parts and service	1,490.7	1,434.7	56.0	3.9	1,338.0	96.7	7.2
Other	25.5	30.5	(5.0)		28.0	2.5
Total gross profit	3,359.0	3,313.2	45.8	1.4	3,261.5	51.7	1.6
Selling, general, and administrative expenses	2,436.2	2,349.4	(86.8)	(3.7)	2,263.5	(85.9)	(3.8)
Depreciation and amortization	158.6	143.4	(15.2)		127.4	(16.0)
Franchise rights impairment	—	—	—		15.4	15.4
Other income, net	(79.2)	(69.1)	10.1		(17.9)	51.2
Operating income	843.4	889.5	(46.1)	(5.2)	873.1	16.4	1.9
Non-operating income (expense) items:
Floorplan interest expense	(97.0)	(76.5)	(20.5)		(58.3)	(18.2)
Other interest expense	(120.2)	(115.5)	(4.7)		(90.9)	(24.6)
Interest income	1.0	1.1	(0.1)		0.1	1.0
Other income (loss), net	9.3	3.7	5.6		(1.3)	5.0
Income from continuing operations before income taxes	$636.5	$702.3	$(65.8)	(9.4)	$722.7	$(20.4)	(2.8)
Retail vehicle unit sales:
New vehicle	329,116	337,622	(8,506)	(2.5)	339,080	(1,458)	(0.4)
Used vehicle	234,148	225,713	8,435	3.7	227,290	(1,577)	(0.7)
	563,264	563,335	(71)	—	566,370	(3,035)	(0.5)
Revenue per vehicle retailed:
New vehicle	$37,011	$36,300	$711	2.0	$35,375	$925	2.6
Used vehicle	$19,548	$19,856	$(308)	(1.6)	$19,228	$628	3.3
Gross profit per vehicle retailed:
New vehicle	$1,788	$1,883	$(95)	(5.0)	$1,985	$(102)	(5.1)
Used vehicle	$1,315	$1,484	$(169)	(11.4)	$1,577	$(93)	(5.9)
Finance and insurance	$1,667	$1,588	$79	5.0	$1,534	$54	3.5
Total variable operations(2)	$3,259	$3,311	$(52)	(1.6)	$3,355	$(44)	(1.3)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2017 (%)	2016 (%)	2015 (%)
Revenue mix percentages:
New vehicle	56.6	56.7	57.5
Used vehicle	22.7	23.1	22.9
Parts and service	15.8	15.4	14.8
Finance and insurance, net	4.4	4.1	4.2
Other	0.5	0.7	0.6
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	17.5	19.2	20.6
Used vehicle	9.4	9.6	10.8
Parts and service	44.4	43.3	41.0
Finance and insurance	28.0	27.0	26.6
Other	0.7	0.9	1.0
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.8	5.2	5.6
Used vehicle-retail	6.7	7.5	8.2
Parts and service	43.9	43.2	43.4
Total	15.6	15.3	15.6
Selling, general, and administrative expenses	11.3	10.9	10.8
Operating income	3.9	4.1	4.2
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	72.5	70.9	69.4
Operating income	25.1	26.8	26.8

	December 31,
	2017	2016
Days supply:
New vehicle (industry standard of selling days)	53 days	61 days
Used vehicle (trailing calendar month days)	43 days	44 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. For example, the results for a store acquired in February 2016 would be included only in our same store comparison of 2017 to 2016, not in our same store comparison of 2016 to 2015. Therefore, the amounts presented in the year 2016 column that is being compared to the year 2017 column may differ from the amounts presented in the year 2016 column that is being compared to the year 2015 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,818.8	$11,886.8	$(68.0)	(0.6)	$11,288.4	$11,605.0	$(316.6)	(2.7)
Retail used vehicle	4,420.1	4,333.7	86.4	2.0	4,123.5	4,201.1	(77.6)	(1.8)
Wholesale	286.1	495.1	(209.0)	(42.2)	471.5	387.4	84.1	21.7
Used vehicle	4,706.2	4,828.8	(122.6)	(2.5)	4,595.0	4,588.5	6.5	0.1
Finance and insurance, net	918.5	871.3	47.2	5.4	834.6	841.4	(6.8)	(0.8)
Total variable operations(1)	17,443.5	17,586.9	(143.4)	(0.8)	16,718.0	17,034.9	(316.9)	(1.9)
Parts and service	3,307.3	3,220.3	87.0	2.7	3,054.2	2,966.2	88.0	3.0
Other	137.0	140.8	(3.8)		141.6	146.1	(4.5)
Total revenue	$20,887.8	$20,948.0	$(60.2)	(0.3)	$19,913.8	$20,147.2	$(233.4)	(1.2)
Gross profit:
New vehicle	$569.3	$622.8	$(53.5)	(8.6)	$590.2	$656.2	$(66.0)	(10.1)
Retail used vehicle	299.9	323.8	(23.9)	(7.4)	311.5	345.9	(34.4)	(9.9)
Wholesale	0.6	(15.9)	16.5		(15.0)	(4.3)	(10.7)
Used vehicle	300.5	307.9	(7.4)	(2.4)	296.5	341.6	(45.1)	(13.2)
Finance and insurance	918.5	871.3	47.2	5.4	834.6	841.4	(6.8)	(0.8)
Total variable operations(1)	1,788.3	1,802.0	(13.7)	(0.8)	1,721.3	1,839.2	(117.9)	(6.4)
Parts and service	1,451.5	1,389.9	61.6	4.4	1,324.3	1,286.5	37.8	2.9
Other	24.9	29.9	(5.0)		28.0	26.7	1.3
Total gross profit	$3,264.7	$3,221.8	$42.9	1.3	$3,073.6	$3,152.4	$(78.8)	(2.5)
Retail vehicle unit sales:
New vehicle	320,641	325,927	(5,286)	(1.6)	310,351	326,306	(15,955)	(4.9)
Used vehicle	225,985	216,447	9,538	4.4	206,365	216,628	(10,263)	(4.7)
Total	546,626	542,374	4,252	0.8	516,716	542,934	(26,218)	(4.8)
Revenue per vehicle retailed:
New vehicle	$36,860	$36,471	$389	1.1	$36,373	$35,565	$808	2.3
Used vehicle	$19,559	$20,022	$(463)	(2.3)	$19,982	$19,393	$589	3.0
Gross profit per vehicle retailed:
New vehicle	$1,776	$1,911	$(135)	(7.1)	$1,902	$2,011	$(109)	(5.4)
Used vehicle	$1,327	$1,496	$(169)	(11.3)	$1,509	$1,597	$(88)	(5.5)
Finance and insurance	$1,680	$1,606	$74	4.6	$1,615	$1,550	$65	4.2
Total variable operations(2)	$3,270	$3,352	$(82)	(2.4)	$3,360	$3,395	$(35)	(1.0)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2017 (%)	2016 (%)	2016 (%)	2015 (%)
Revenue mix percentages:
New vehicle	56.6	56.7	56.7	57.6
Used vehicle	22.5	23.1	23.1	22.8
Parts and service	15.8	15.4	15.3	14.7
Finance and insurance, net	4.4	4.2	4.2	4.2
Other	0.7	0.6	0.7	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	17.4	19.3	19.2	20.8
Used vehicle	9.2	9.6	9.6	10.8
Parts and service	44.5	43.1	43.1	40.8
Finance and insurance	28.1	27.0	27.2	26.7
Other	0.8	1.0	0.9	0.9
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.8	5.2	5.2	5.7
Used vehicle-retail	6.8	7.5	7.6	8.2
Parts and service	43.9	43.2	43.4	43.4
Total	15.6	15.4	15.4	15.6

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2017	2016	2017 vs. 2016			2016 vs. 2015
			Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$12,180.8	$12,255.8	$(75.0)	(0.6)	$11,995.0	$260.8	2.2
Gross profit	$588.4	$635.8	$(47.4)	(7.5)	$673.1	$(37.3)	(5.5)
Retail vehicle unit sales	329,116	337,622	(8,506)	(2.5)	339,080	(1,458)	(0.4)
Revenue per vehicle retailed	$37,011	$36,300	$711	2.0	$35,375	$925	2.6
Gross profit per vehicle retailed	$1,788	$1,883	$(95)	(5.0)	$1,985	$(102)	(5.1)
Gross profit as a percentage of revenue	4.8%	5.2%			5.6%
Days supply (industry standard of selling days)	53 days	61 days

	Years Ended December 31,
	2017	2016	2017 vs. 2016		2016	2015	2016 vs. 2015
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$11,818.8	$11,886.8	$(68.0)	(0.6)	$11,288.4	$11,605.0	$(316.6)	(2.7)
Gross profit	$569.3	$622.8	$(53.5)	(8.6)	$590.2	$656.2	$(66.0)	(10.1)
Retail vehicle unit sales	320,641	325,927	(5,286)	(1.6)	310,351	326,306	(15,955)	(4.9)
Revenue per vehicle retailed	$36,860	$36,471	$389	1.1	$36,373	$35,565	$808	2.3
Gross profit per vehicle retailed	$1,776	$1,911	$(135)	(7.1)	$1,902	$2,011	$(109)	(5.4)
Gross profit as a percentage of revenue	4.8%	5.2%			5.2%	5.7%

The following discussion of new vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $362.0 million, $369.0 million, and $390.0 million in new vehicle revenue and $19.1 million, $13.0 million, and $16.9 million in new vehicle gross profit for 2017, 2016, and 2015, respectively, is related to acquisition and divestiture activity.
2017 compared to 2016
Same store new vehicle revenue decreased during 2017, as compared to 2016, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to declines in our Florida and Texas markets and overall competitive market conditions in a plateauing new vehicle sales environment, as well as certain manufacturers’ disruptive marketing and sales incentive programs.
Same store revenue PVR during 2017 benefited from an increase in the average selling prices for vehicles in all three segments. These increases were due in part to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. These increases were partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR decreased during 2017, as compared to 2016, primarily due to a decrease in gross profit PVR for Domestic vehicles resulting from a competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs.

2016 compared to 2015
Same store new vehicle revenue decreased during 2016, as compared to 2015, as a result of a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to certain manufacturers’ disruptive marketing and sales incentive programs, which resulted in a more competitive automotive retail environment.
Same store revenue PVR during 2016 benefited from an increase in the average selling prices for vehicles in all three segments, as well as lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store gross profit PVR decreased during 2016, as compared to 2015, primarily due to disruptive manufacturer marketing and sales incentive programs, which resulted in a more competitive automotive retail environment.
Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit in accordance with U.S. generally accepted accounting principles.

	Years Ended December 31,
($ in millions)	2017	2016	Variance 2017 vs. 2016	2015	Variance 2016 vs. 2015
Floorplan assistance	$122.1	$124.0	$(1.9)	$117.8	$6.2
New vehicle floorplan interest expense	(90.4)	(71.5)	(18.9)	(55.3)	(16.2)
Net new vehicle inventory carrying benefit	$31.7	$52.5	$(20.8)	$62.5	$(10.0)
2017 compared to 2016
The net new vehicle inventory carrying benefit decreased in 2017, as compared to 2016, primarily due to an increase in floorplan interest expense. Floorplan interest expense increased due to higher average interest rates, partially offset by lower average vehicle floorplan payable balances during the year.
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

Used Vehicle

	Years Ended December 31,
			2017 vs. 2016			2016 vs. 2015
($ in millions, except per vehicle data)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$4,577.1	$4,481.7	$95.4	2.1	$4,370.3	$111.4	2.5
Wholesale revenue	301.3	513.6	(212.3)	(41.3)	398.4	115.2	28.9
Total revenue	$4,878.4	$4,995.3	$(116.9)	(2.3)	$4,768.7	$226.6	4.8
Retail gross profit	$308.0	$334.9	$(26.9)	(8.0)	$358.4	$(23.5)	(6.6)
Wholesale gross profit (loss)	7.2	(17.3)	24.5		(4.7)	(12.6)
Total gross profit	$315.2	$317.6	$(2.4)	(0.8)	$353.7	$(36.1)	(10.2)
Retail vehicle unit sales	234,148	225,713	8,435	3.7	227,290	(1,577)	(0.7)
Revenue per vehicle retailed	$19,548	$19,856	$(308)	(1.6)	$19,228	$628	3.3
Gross profit per vehicle retailed	$1,315	$1,484	$(169)	(11.4)	$1,577	$(93)	(5.9)
Gross profit as a percentage of retail revenue	6.7%	7.5%			8.2%
Days supply (trailing calendar month days)	43 days	44 days

	Years Ended December 31,
	2017	2016	2017 vs. 2016		2016	2015	2016 vs. 2015
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$4,420.1	$4,333.7	$86.4	2.0	$4,123.5	$4,201.1	$(77.6)	(1.8)
Wholesale revenue	286.1	495.1	(209.0)	(42.2)	471.5	387.4	84.1	21.7
Total revenue	$4,706.2	$4,828.8	$(122.6)	(2.5)	$4,595.0	$4,588.5	$6.5	0.1
Retail gross profit	$299.9	$323.8	$(23.9)	(7.4)	$311.5	$345.9	$(34.4)	(9.9)
Wholesale gross profit (loss)	0.6	(15.9)	16.5		(15.0)	(4.3)	(10.7)
Total gross profit	$300.5	$307.9	$(7.4)	(2.4)	$296.5	$341.6	$(45.1)	(13.2)
Retail vehicle unit sales	225,985	216,447	9,538	4.4	206,365	216,628	(10,263)	(4.7)
Revenue per vehicle retailed	$19,559	$20,022	$(463)	(2.3)	$19,982	$19,393	$589	3.0
Gross profit per vehicle retailed	$1,327	$1,496	$(169)	(11.3)	$1,509	$1,597	$(88)	(5.5)
Gross profit as a percentage of retail revenue	6.8%	7.5%			7.6%	8.2%
The following discussion of used vehicles is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $157.0 million, $148.0 million, and $169.2 million in retail used vehicle revenue and $8.1 million, $11.1 million, and $12.5 million in retail used vehicle gross profit for 2017, 2016, and 2015, respectively, is related to acquisition and divestiture activity.

2017 compared to 2016
Same store retail used vehicle revenue increased during 2017, as compared to 2016, as a result of an increase in same store unit volume, partially offset by a decrease in revenue PVR. Unit volume increased due to the growing supply of off-lease vehicles and lower used vehicle pricing. Additionally, prior year retail used vehicle unit volume was adversely impacted by manufacturer safety recalls, which benefited prior year wholesale unit volume. The increase in unit volume was partially offset by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma.
Same store revenue PVR was adversely impacted by a decrease in the average selling prices of used vehicles for all three segments, primarily due to an increase in supply in the industry, which has driven down the wholesale values of used vehicles. Same store revenue PVR was also adversely impacted by a shift in mix away from certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit decreased during 2017, as compared to 2016, due to decreases in the gross profit PVR of used vehicles for all three segments, particularly in our Domestic segment. In addition, gross profit PVR decreased due to implementation challenges we experienced in the first half of the year with One Price, our centralized pricing and appraisal strategy. Decreases in gross profit were partially offset by a decrease in wholesale losses due to a decrease in wholesale unit volume and wholesale loss per unit as compared to the prior year. Manufacturer safety recalls benefited wholesale unit volume and adversely impacted retail used vehicle unit volume in the prior year.
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

Parts & Service

	Years Ended December 31,
			2017 vs. 2016			2016 vs. 2015
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,398.3	$3,321.4	$76.9	2.3	$3,082.8	$238.6	7.7
Gross profit	$1,490.7	$1,434.7	$56.0	3.9	$1,338.0	$96.7	7.2
Gross profit as a percentage of revenue	43.9%	43.2%			43.4%

	Years Ended December 31,
			2017 vs. 2016				2016 vs. 2015
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,307.3	$3,220.3	$87.0	2.7	$3,054.2	$2,966.2	$88.0	3.0
Gross profit	$1,451.5	$1,389.9	$61.6	4.4	$1,324.3	$1,286.5	$37.8	2.9
Gross profit as a percentage of revenue	43.9%	43.2%			43.4%	43.4%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.

The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $91.0 million, $101.1 million, and $116.6 million in parts and service revenue and $39.2 million, $44.8 million, and $51.5 million in parts and service gross profit for 2017, 2016, and 2015, respectively, is related to acquisition and divestiture activity.

2017 compared to 2016
Same store parts and service gross profit increased during 2017, as compared to 2016, primarily due to increases in gross profit associated with customer-pay service of $32.0 million and warranty of $21.3 million.
Customer-pay service gross profit benefited from improved margin performance primarily from price increases, our parts initiatives, and a shift in mix toward higher margin service work. Warranty gross profit benefited from improved margin performance largely due to an increase in higher value recall work and improved parts and labor rates negotiated with certain manufacturers.
See “Strategic Initiatives” above for a discussion of our brand extension strategy, which includes AutoNation USA stand-alone used vehicles sales and service centers, AutoNation-branded and other aftermarket parts and accessories, and the expansion of AutoNation-branded collision centers.
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

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2017 vs. 2016			2016 vs. 2015
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$939.2	$894.6	$44.6	5.0	$868.7	$25.9	3.0
Gross profit per vehicle retailed	$1,667	$1,588	$79	5.0	$1,534	$54	3.5

	Years Ended December 31,
			2017 vs. 2016				2016 vs. 2015
	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2016	2015	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$918.5	$871.3	$47.2	5.4	$834.6	$841.4	$(6.8)	(0.8)
Gross profit per vehicle retailed	$1,680	$1,606	$74	4.6	$1,615	$1,550	$65	4.2
Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We primarily sell these products on a straight commission basis; however, in certain cases, we also participate in the future underwriting profit on certain products pursuant to retrospective commission arrangements with the issuers of those products, which is recognized as earned.

The following discussion of finance and insurance is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $20.7 million, $23.3 million, and $27.3 million for 2017, 2016, and 2015, respectively, is related to acquisition and divestiture activity.

2017 compared to 2016
Same store finance and insurance revenue and gross profit increased during 2017, as compared to 2016, due to an increase in finance and insurance gross profit PVR and an increase in used vehicle unit volume. The increase in gross profit PVR was primarily due to an increase in profit on vehicle service contracts and an increase in retrospective commissions resulting from the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan product. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower revenue and gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.
2016 compared to 2015
Same store finance and insurance revenue and gross profit decreased during 2016, as compared to 2015, due to the decrease in new and used vehicle unit volume, partially offset by an increase in same store finance and insurance revenue and gross profit PVR.
Same store finance and insurance revenue and gross profit PVR increased primarily due to an increase in profit on vehicle service contracts as a result of the sale in our Domestic and Import stores of the AutoNation Vehicle Protection Plan product, which was rolled out during the second half of 2015. Same store finance and insurance revenue and gross profit PVR also benefited from increases in product penetration and amounts financed per transaction.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,452.8	$7,810.0	$(357.2)	(4.6)	$7,069.8	$740.2	10.5
Import	6,873.4	6,886.1	(12.7)	(0.2)	7,037.2	(151.1)	(2.1)
Premium Luxury	6,832.7	6,665.3	167.4	2.5	6,607.8	57.5	0.9
Total	21,158.9	21,361.4	(202.5)	(0.9)	20,714.8	646.6	3.1
Corporate and other	375.7	247.6	128.1	51.7	147.2	100.4	68.2
Total consolidated revenue	$21,534.6	$21,609.0	$(74.4)	(0.3)	$20,862.0	$747.0	3.6
Segment income(1):
Domestic	$257.1	$311.1	$(54.0)	(17.4)	$336.9	$(25.8)	(7.7)
Import	303.1	296.8	6.3	2.1	311.4	(14.6)	(4.7)
Premium Luxury	348.8	350.2	(1.4)	(0.4)	376.2	(26.0)	(6.9)
Total	909.0	958.1	(49.1)	(5.1)	1,024.5	(66.4)	(6.5)
Corporate and other	(162.6)	(145.1)	(17.5)		(209.7)	64.6
Floorplan interest expense	97.0	76.5	(20.5)		58.3	(18.2)
Operating income	$843.4	$889.5	$(46.1)	(5.2)	$873.1	$16.4	1.9
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	111,028	118,867	(7,839)	(6.6)	111,519	7,348	6.6
Import	150,422	150,005	417	0.3	157,868	(7,863)	(5.0)
Premium Luxury	67,666	68,750	(1,084)	(1.6)	69,693	(943)	(1.4)
	329,116	337,622	(8,506)	(2.5)	339,080	(1,458)	(0.4)

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$7,452.8	$7,810.0	$(357.2)	(4.6)	$7,069.8	$740.2	10.5
Segment income	$257.1	$311.1	$(54.0)	(17.4)	$336.9	$(25.8)	(7.7)
Retail new vehicle unit sales	111,028	118,867	(7,839)	(6.6)	111,519	7,348	6.6

2017 compared to 2016
Domestic revenue decreased during 2017, as compared to 2016, primarily due to decreases in new vehicle unit volume and wholesale unit volume, and a realignment of stand-alone collision centers. New vehicle unit volume was impacted by declines in our Florida and Texas markets, the competitive sales environment, and certain manufacturers’ disruptive marketing and sales incentive programs. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year. Decreases in Domestic revenue were partially offset by an increase in new vehicle revenue PVR due to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices.
Domestic segment income decreased during 2017, as compared to 2016, primarily due to decreases in new and used vehicle gross profit PVR and new vehicle unit volume. New vehicle gross profit PVR decreased primarily due to a competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs. Used vehicle gross profit PVR decreased due to implementation challenges we experienced in the first half of the year with One Price, our centralized pricing and appraisal strategy. These decreases in Domestic segment income were partially offset by a decrease in SG&A expenses.
2016 compared to 2015
Domestic revenue increased during 2016, as compared to 2015, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. New and used vehicle unit volume benefited from the acquisitions we completed in 2016 and 2015. New vehicle revenue PVR benefited from lower average fuel prices, which caused a shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. Used vehicle revenue PVR benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices. Domestic revenue was adversely impacted by disruptive manufacturer marketing and sales incentive programs, which resulted in a more competitive automotive retail environment.
Domestic segment income decreased during 2016, as compared to 2015, due in part to an increase in SG&A expenses largely due to the acquisitions we completed in 2016 and 2015. Domestic segment income was also adversely impacted by a decrease in new vehicle gross profit primarily due to disruptive manufacturer marketing and sales incentive programs, which resulted in a more competitive automotive retail environment, a decrease in used vehicle gross profit due to the competitive automotive retail environment and the application of our previous open safety recall policy, and an increase in floorplan interest expense and depreciation and amortization expense. Domestic segment income benefited from increases in parts and service gross profit and finance and insurance revenue and gross profit due to the acquisitions we completed in 2016 and 2015.

Import
The Import segment operating results included the following:

	Years Ended December 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,873.4	$6,886.1	$(12.7)	(0.2)	$7,037.2	$(151.1)	(2.1)
Segment income	$303.1	$296.8	$6.3	2.1	$311.4	$(14.6)	(4.7)
Retail new vehicle unit sales	150,422	150,005	417	0.3	157,868	(7,863)	(5.0)

2017 compared to 2016
Import revenue decreased during 2017, as compared to 2016, primarily due to decreases in retail used vehicle revenue and parts and service revenue, largely due to the divestitures we completed in 2017, as well as a decrease in wholesale unit volume and a realignment of stand-alone collision centers. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year. These decreases were partially offset by increases in new and used vehicle unit volume and new vehicle revenue PVR.
Import segment income increased during 2017, as compared to 2016, primarily due to an increase in finance and insurance gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance gross profit PVR, and an increase in wholesale used vehicle gross profit, which was adversely impacted by higher losses incurred per unit wholesaled in the prior year as a result of manufacturer safety recalls. Import segment income also benefited from a decrease in SG&A expenses due to the divestitures we completed in 2017. Increases in Import segment income were partially offset by a decrease in gross profit resulting from the divestitures we completed in 2017, as well as an increase in floorplan interest expense. Import segment income was also adversely impacted by a decrease in new vehicle gross profit PVR due to a competitive sales environment and a decrease in used vehicle gross profit PVR due to implementation challenges we experienced in the first half of the year with One Price, our centralized pricing and appraisal strategy.
2016 compared to 2015
Import revenue decreased during 2016, as compared to 2015, due to a decrease in new vehicle unit volume primarily due to disruptive manufacturer marketing and sales incentive programs, which resulted in a more competitive automotive retail environment, and a decrease in used vehicle unit volume due to the more competitive automotive retail environment and the application of our previous open safety recall policy. Import revenue benefited from the acquisitions we completed in 2016 and 2015.
Import segment income decreased during 2016, as compared to 2015, due to a decrease in new vehicle gross profit primarily due to disruptive manufacturer marketing and sales incentive programs, which resulted in a more competitive automotive retail environment, and a decrease in used vehicle gross profit due to the competitive automotive retail environment and the application of our previous open safety recall policy. Import segment income also was adversely impacted by a decrease in finance and insurance gross profit, partially offset by a decrease in variable expenses and an increase in parts and service gross profit.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,832.7	$6,665.3	$167.4	2.5	$6,607.8	$57.5	0.9
Segment income	$348.8	$350.2	$(1.4)	(0.4)	$376.2	$(26.0)	(6.9)
Retail new vehicle unit sales	67,666	68,750	(1,084)	(1.6)	69,693	(943)	(1.4)

2017 compared to 2016
Premium Luxury revenue increased during 2017, as compared to 2016, primarily due to increases in retail used vehicle revenue, parts and service revenue, and new vehicle revenue largely due to the acquisitions we completed in 2016. The increases in Premium Luxury revenue were partially offset by a decrease in wholesale revenue and new vehicle unit volume. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in the prior year.
Premium Luxury segment income decreased slightly during 2017, as compared to 2016, primarily due to an increase in SG&A, floorplan interest, and depreciation expenses, partially offset by an increase in total gross profit, all of which were due in part to the acquisitions we completed in 2016. The decrease in Premium Luxury segment income was also due to a decrease in new vehicle gross profit resulting from the decline in new vehicle unit volume. Decreases in Premium Luxury segment income were partially offset by an increase in parts and service gross profit due to increases in gross profit associated with customer-pay service and warranty.
2016 compared to 2015
Premium Luxury revenue increased during 2016, as compared to 2015, primarily due to an increase in used vehicle revenue and parts and service revenue due to the acquisitions we completed in 2016 and 2015, partially offset by a decrease in new vehicle revenue due to a decrease in new vehicle unit volume.
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

	Years Ended December 31,
($ in millions)	2017	2016	Variance Favorable / (Unfavorable)	% Variance	2015	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,540.6	$1,467.5	$(73.1)	(5.0)	$1,454.3	$(13.2)	(0.9)
Advertising	192.8	196.7	3.9	2.0	188.5	(8.2)	(4.4)
Store and corporate overhead	702.8	685.2	(17.6)	(2.6)	620.7	(64.5)	(10.4)
Total	$2,436.2	$2,349.4	$(86.8)	(3.7)	$2,263.5	$(85.9)	(3.8)

SG&A as a % of total gross profit:
Compensation	45.9	44.3	(160)	bps	44.6	30	bps
Advertising	5.7	5.9	20	bps	5.8	(10)	bps
Store and corporate overhead	20.9	20.7	(20)	bps	19.0	(170)	bps
Total	72.5	70.9	(160)	bps	69.4	(150)	bps
2017 compared to 2016
SG&A expenses increased in 2017, as compared to 2016, primarily due to increases in compensation expense and store and corporate overhead expenses. Compensation expense increased due in part to acquisitions, as well as other increases in headcount, merit adjustments, and changes in certain vehicle sales associate compensation plans. Store and corporate overhead expenses increased primarily due to our brand extension strategy and acquisitions. As a percentage of total gross profit, SG&A expenses increased to 72.5% in 2017 from 70.9% in 2016, primarily due to lower gross profit in our new and used vehicle businesses and investments related to our brand extension strategy.
2016 compared to 2015
SG&A expenses increased in 2016, as compared to 2015, primarily due to the acquisitions we completed in 2016. SG&A expenses in 2016 were also negatively impacted by an increase in hail-related losses of $7.5 million as compared to the prior year. These increases were partially offset by a decrease in variable expenses as a result of the decrease in unit volume. As a percentage of total gross profit, SG&A expenses increased to 70.9% in 2016 from 69.4% in 2015, primarily due to gross profit pressure from disruptive manufacturer marketing and sales incentive programs and the application of our previous open safety recall policy.
Other Income, Net (included in Operating Income)
During 2017, we recognized net gains of $68.1 million primarily related to the dispositions of certain stores and properties and a gain of $10.9 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights.
During 2016, we recognized net gains of $61.8 million related to business divestitures, a gain of $14.4 million in connection with a legal settlement related to the Volkswagen diesel emissions litigation, and a gain of $5.5 million related to payments we received to waive certain franchise protest rights. These net gains were partially offset by non-cash property impairments of $14.0 million.
During 2015, we recognized gains related to property dispositions of $16.7 million and business divestitures of $7.4 million. These gains were partially offset by non-cash property impairments of $6.1 million.

Franchise Rights Impairment
During 2015, we recorded non-cash impairment charges of $15.4 million associated with franchise rights recorded at our Volkswagen stores.
Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $97.0 million in 2017, $76.5 million in 2016, and $58.3 million in 2015. The increase in floorplan interest expense of $20.5 million in 2017, as compared to 2016, is the result of higher average interest rates, partially offset by lower average vehicle floorplan balances during the year. The increase in floorplan interest expense of $18.2 million in 2016, as compared to 2015, is the result of higher average vehicle floorplan balances during the year, which was due in part to the acquisitions we completed in 2016 and 2015, and higher interest rates.
Other Interest Expense
Other interest expense was $120.2 million in 2017, $115.5 million in 2016, and $90.9 million in 2015. The increase in interest expense of $4.7 million in 2017, as compared to 2016, was primarily due to an increase in interest expense of $3.4 million resulting from the November 2017 issuance of our 3.5% Senior Notes due 2024 and 3.8% Senior Notes due 2027, as well as higher average interest rates, an increase in capital leases due to acquisitions, and a loss on debt extinguishment of $0.4 million resulting from our credit facility debt refinancing in October 2017. These increases were partially offset by a decrease in interest expense of $2.5 million resulting from the repayment of our mortgage facility. The increase in interest expense of $24.6 million in 2016, as compared to 2015, was driven by higher average debt balances resulting primarily from share repurchases and acquisitions.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 31.7% in 2017, which reflected the benefit of a one-time favorable adjustment to our deferred tax liability as a result of the recent U.S. tax reform bill. See “Tax Reform” above for additional discussion.
See Note 11 of the Notes to Consolidated Financial Statements for discussion of our unrecognized tax benefits. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2018.
Our effective income tax rate was 38.5% in 2016 and 38.6% in 2015.
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

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2017 and 2016:

(In millions)	December 31, 2017		December 31, 2016
Cash and cash equivalents	$69.2		$64.8
Revolving credit facility(1)	$1,378.6	(2)	$1,058.7
Secured used floorplan facilities(3)	$0.4		$0.3

(1)	As limited by the maximum consolidated leverage ratio in our credit agreement.

(2)
At December 31, 2017, we had $49.3 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $330.0 million of commercial paper notes outstanding at December 31, 2017. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 3 of the Notes to Consolidated Financial Statements for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At December 31, 2017, surety bonds, letters of credit, and cash deposits totaled $110.4 million, including the $49.3 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
In February 2016, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
Capital Allocation
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities, as well as for other strategic and technology initiatives, including our brand extension strategy discussed above under “Strategic Initiatives.” We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership or collision center acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2017	2016	2015
Shares repurchased	10.1	10.5	3.9
Aggregate purchase price	$434.9	$497.0	$235.1
Average purchase price per share	$42.99	$47.30	$60.49
As of December 31, 2017, $113.7 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
The decision to repurchase shares at any given point in time is based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as dealership and collision center acquisitions, capital investments in our current businesses, or repurchases of our debt.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2017	2016	2015
Purchases of property and equipment, including operating lease buy-outs (1)	$332.9	$253.2	$266.9

(1) Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, cash received from business divestitures, net of cash relinquished, and proceeds received from the sale of property and equipment and the disposal of assets held for sale over the past three years:

(In millions)	2017	2016	2015
Cash used in business acquisitions, net(1)	$(76.8)	$(410.4)	$(321.5)
Cash received from business divestitures, net	$104.6	$150.4	$43.9
Proceeds from the sale of property and equipment	$21.0	$8.7	$21.9
Proceeds from the disposal of assets held for sale	$38.0	$4.8	$11.5

(1) Excludes capital leases and deferred purchase price commitments.
During 2017, we purchased seven collision centers located in Texas, Florida, Washington, California, and Arizona. We also purchased one store located in Florida. We purchased 20 stores and one collision center in 2016 and 22 stores in 2015.
During 2017, we divested two Domestic stores and four Import stores. In 2016, we divested five Domestic stores and nine Import stores. In 2015, we divested three Import stores.
During the fourth quarter of 2017, we signed agreements to sell seven Domestic stores, four Import stores, and one collision center, which are expected to close in the first half of 2018. The assets associated with these stores were evaluated for impairment/write-down with adjustments reflected in Other Income, Net (included in Operating Income) as of December 31, 2017.
We regularly review our store portfolio and may divest stores opportunistically. Since January 1, 2015, we have received $404.8 million of proceeds related to asset sales, including business and real estate divestitures. We have utilized those proceeds, and expect to utilize proceeds from future asset sales, to fund our capital investments and strategic initiatives or for other general corporate purposes.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2017 and 2016:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2017	2016
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$400.0	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	—
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	—
Revolving credit facility	October 19, 2022	Monthly	—	—
Mortgage facility	November 30, 2017	Monthly	—	153.2
Capital leases and other debt	Various dates through 2037	Monthly	139.4	136.2
			2,389.4	1,789.4
Less: unamortized debt discounts and debt issuance costs			(15.7)	(10.8)
Less: current maturities			(414.5)	(167.5)
Long-term debt, net of current maturities			$1,959.2	$1,611.1
On October 19, 2017, we amended and restated our existing unsecured credit agreement to, among other things, (1) extend the stated termination date to October 19, 2022, (2) modify the maximum leverage ratio of 3.75x to allow for an increase in the maximum leverage ratio to 4.25x following the closing date of the amended credit agreement, subject to step-downs back to 3.75x by December 31, 2018, and (3) modify the guarantor requirement to allow the release of all of the guarantors under our credit agreement at such time and for so long as such guarantors cease to guarantee other certain material indebtedness. See Note 7 of the Notes to Consolidated Financial Statements for more information on our credit agreement.
In the fourth quarter of 2017, we repaid our mortgage facility in full and made a balloon payment of $143.9 million.
Our 6.75% Senior Notes due 2018 will mature on April 15, 2018, and were therefore reclassified to current maturities during the second quarter of 2017. We expect to use borrowings under our revolving credit facility and/or commercial paper program to pay off these notes upon maturity.
On November 7, 2017, we issued $450.0 million aggregate principal amount of 3.5% Senior Notes due 2024 and $300.0 million aggregate principal amount of 3.8% Senior Notes due 2027.
At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days. At December 31, 2016, we had $942.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.26% and a weighted-average remaining term of 24 days.
See Note 7 of the Notes to Consolidated Financial Statements for more information on our long-term debt and commercial paper.
Restrictions and Covenants
Our credit agreement, the indentures for our senior unsecured notes, and our vehicle floorplan facilities contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
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
As of December 31, 2017, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2017, our leverage ratio and capitalization ratio were as follows:

	December 31, 2017
	Requirement	Actual
Leverage ratio	≤ 4.25x	2.82x
Capitalization ratio	≤ 70.0%	62.4%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2017	2016
Vehicle floorplan payable - trade	$2,179.1	$2,308.8
Vehicle floorplan payable - non-trade	1,627.8	1,540.4
Vehicle floorplan payable	$3,806.9	$3,849.2
See Note 3 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2017	2016	2015
Net cash provided by operating activities	$540.1	$516.0	$507.2
Net cash used in investing activities	$(228.3)	$(489.7)	$(509.4)
Net cash provided by (used in) financing activities	$(307.4)	$(35.6)	$0.9
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
2017 compared to 2016
Net cash provided by operating activities increased during 2017, as compared to 2016, primarily due to a decrease in working capital requirements, partially offset by a decrease in earnings.

2016 compared to 2015
Net cash provided by operating activities increased during 2016, as compared to 2015, and was primarily due to a decrease in working capital requirements, partially offset by a decrease in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, and property dispositions, and other transactions.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return.
2017 compared to 2016
Net cash used in investing activities decreased during 2017, as compared to 2016, primarily due to a decrease in cash used in business acquisitions, net of cash acquired, and increases in proceeds from the disposal of assets held for sale and the sale of property and equipment, partially offset by an increase in purchases of property and equipment and a decrease in cash received from business divestitures, net of cash relinquished.
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
2017 compared to 2016
Under our share repurchase program authorized by our Board of Directors, during 2017, we repurchased 10.1 million shares of common stock for an aggregate purchase price of $434.9 million (average purchase price per share of $42.99). Additionally, 26,514 shares were surrendered to AutoNation in 2017 to satisfy tax withholding obligations in connection with the vesting of restricted stock. During 2016, we repurchased 10.5 million shares of our common stock for an aggregate purchase price of $497.0 million (average purchase price per share of $47.30). Additionally, 38,906 shares were surrendered to AutoNation in 2016 to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2017, we amended and restated our existing unsecured credit agreement, and we also issued $450.0 million aggregate principal amount of 3.5% Senior Notes due 2024 and $300.0 million aggregate principal amount of 3.8% Senior Notes due 2027. Cash flows from financing activities in 2017 reflect cash payments of $13.5 million for debt issuance costs for these transactions that are being amortized to interest expense over the terms of the related debt arrangements.
During 2017, we repaid our mortgage facility. Our mortgage facility required monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million, which was paid in the fourth quarter of 2017.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $612.0 million during 2017 and net proceeds of $342.5 million during 2016.
During 2017, we borrowed $1.3 billion and repaid $1.3 billion under our revolving credit facility. During 2016, we borrowed $1.3 billion and repaid $1.3 billion under our revolving credit facility.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net proceeds of $130.2 million during 2017 compared to net proceeds of $153.8 million in 2016.
During 2017, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options as compared to 2016.

2016 compared to 2015
Net cash flows from financing activities during 2016, as compared to 2015, were impacted primarily by the debt activity that occurred in 2015, described below, a decrease in net proceeds from commercial paper, and an increase in repurchases of common stock, partially offset by a decrease in borrowings under our revolving credit facility and higher net proceeds from vehicle floorplan payable-non-trade.
During 2015, we issued $300.0 million aggregate principal amount of 3.35% Senior Notes due 2021 and $450.0 million aggregate principal amount of 4.5% Senior Notes due 2025. Cash flows from financing activities in 2015 reflect cash payments of $6.4 million for debt issuance costs that are being amortized to interest expense over the terms of the related debt arrangements.

Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2017. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2018)	1 - 3 Years (2019 and 2020)	3 - 5 Years (2021 and 2022)	More Than 5 Years (2023 and thereafter)
Vehicle floorplan payable (Note 3)(1)	$3,806.9	$3,806.9	$—	$—	$—
Long-term debt, including capital leases (Note 7)(1)(2)	2,389.4	414.5	397.6	308.7	1,268.6
Commercial paper (Note 7)(1)	330.0	330.0	—	—	—
Interest payments(3)	541.1	97.2	155.5	109.4	179.0
Operating lease and other commitments (Note 8)(1)(4)	533.4	54.3	96.0	81.5	301.6
Unrecognized tax benefits, net (Note 11)(1)	10.4	—	4.2	6.2	—
Deferred compensation obligations(5)	78.1	4.9	—	—	73.2
Estimated chargeback liability (Note 18)(1)(6)	120.8	68.9	46.1	5.6	0.2
Estimated self-insurance obligations (Note 6)(1)(7)	78.2	29.5	26.5	10.9	11.3
Purchase obligations(8)	125.9	111.5	13.8	0.6	—
Total	$8,014.2	$4,917.7	$739.7	$522.9	$1,833.9

(1)	See Notes to Consolidated Financial Statements.

(2)	Amounts for long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $2.3 million or debt issuance costs of $13.4 million.

(3)
Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes and capital leases. Estimates of future interest payments for vehicle floorplan payables and commercial paper are excluded due to the short-term nature of these facilities.

(4)
Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2017, these charges totaled approximately $20 million. Additionally, operating leases that are on a month-to-month basis are not included.

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
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2017, surety bonds, letters of credit, and cash deposits totaled $110.4 million, of which $49.3 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our brand extension strategy, the impact of tax reform in the United States on our financial results, pending or planned acquisitions, strategic initiatives or partnerships, expected future investments in our business, and our expectations for the future performance of our business (including with respect to sales of used vehicles and parts and accessories) and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on vehicle sales levels in the United States and in our particular geographic markets, as well as the gross profit margins that we can achieve on our sales of vehicles, all of which are very difficult to predict.

•Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

•
If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed. We are investing significantly in our brand extension strategy, and if our strategic initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.

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
We had $3.8 billion of variable rate vehicle floorplan payable at December 31, 2017, and $3.8 billion at December 31, 2016. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $38.1 million in 2017 and $38.5 million in 2016 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $330.0 million of commercial paper notes outstanding at December 31, 2017, and $942.0 million at December 31, 2016. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.3 million in 2017 and $9.4 million in 2016.
Our fixed rate long-term debt, consisting of amounts outstanding under senior unsecured notes and capital lease and other debt obligations, totaled $2.4 billion and had a fair value of $2.4 billion as of December 31, 2017, and totaled $1.8 billion and had a fair value of $1.9 billion as of December 31, 2016.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
February 14, 2018
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
February 14, 2018
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.2	$64.8
Receivables, net	1,111.0	1,032.9
Inventory	3,365.6	3,520.1
Other current assets	251.7	97.0
Total Current Assets	4,797.5	4,714.8
PROPERTY AND EQUIPMENT, NET	2,962.7	2,843.2
GOODWILL	1,515.0	1,511.3
OTHER INTANGIBLE ASSETS, NET	586.8	598.2
OTHER ASSETS	409.5	392.5
Total Assets	$10,271.5	$10,060.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,179.1	$2,308.8
Vehicle floorplan payable - non-trade	1,627.8	1,540.4
Accounts payable	309.8	303.7
Commercial paper	330.0	942.0
Current maturities of long-term debt	414.5	167.5
Other current liabilities	774.5	566.8
Total Current Liabilities	5,635.7	5,829.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,959.2	1,611.1
DEFERRED INCOME TAXES	71.9	91.5
OTHER LIABILITIES	235.4	217.9
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at December 31, 2017, and 120,562,149 shares issued at December 31, 2016, including shares held in treasury	1.0	1.2
Additional paid-in capital	4.0	18.2
Retained earnings	2,832.2	3,133.3
Treasury stock, at cost; 11,002,298 and 19,909,940 shares held, respectively	(467.9)	(842.4)
Total Shareholders’ Equity	2,369.3	2,310.3
Total Liabilities and Shareholders’ Equity	$10,271.5	$10,060.0

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2017	2016	2015
Revenue:
New vehicle	$12,180.8	$12,255.8	$11,995.0
Used vehicle	4,878.4	4,995.3	4,768.7
Parts and service	3,398.3	3,321.4	3,082.8
Finance and insurance, net	939.2	894.6	868.7
Other	137.9	141.9	146.8
TOTAL REVENUE	21,534.6	21,609.0	20,862.0
Cost of Sales:
New vehicle	11,592.4	11,620.0	11,321.9
Used vehicle	4,563.2	4,677.7	4,415.0
Parts and service	1,907.6	1,886.7	1,744.8
Other	112.4	111.4	118.8
TOTAL COST OF SALES (excluding depreciation shown below)	18,175.6	18,295.8	17,600.5
Gross Profit:
New vehicle	588.4	635.8	673.1
Used vehicle	315.2	317.6	353.7
Parts and service	1,490.7	1,434.7	1,338.0
Finance and insurance	939.2	894.6	868.7
Other	25.5	30.5	28.0
TOTAL GROSS PROFIT	3,359.0	3,313.2	3,261.5
Selling, general, and administrative expenses	2,436.2	2,349.4	2,263.5
Depreciation and amortization	158.6	143.4	127.4
Franchise rights impairment	—	—	15.4
Other income, net	(79.2)	(69.1)	(17.9)
OPERATING INCOME	843.4	889.5	873.1
Non-operating income (expense) items:
Floorplan interest expense	(97.0)	(76.5)	(58.3)
Other interest expense	(120.2)	(115.5)	(90.9)
Interest income	1.0	1.1	0.1
Other income (loss), net	9.3	3.7	(1.3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	636.5	702.3	722.7
Income tax provision	201.5	270.6	279.0
NET INCOME FROM CONTINUING OPERATIONS	435.0	431.7	443.7
Loss from discontinued operations, net of income taxes	(0.4)	(1.2)	(1.1)
NET INCOME	$434.6	$430.5	$442.6
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.45	$4.19	$3.94
Discontinued operations	$—	$(0.01)	$(0.01)
Net income	$4.44	$4.18	$3.93
Weighted average common shares outstanding	97.8	103.1	112.7
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.43	$4.16	$3.90
Discontinued operations	$—	$(0.01)	$(0.01)
Net income	$4.43	$4.15	$3.89
Weighted average common shares outstanding	98.2	103.8	113.9
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	91.6	100.7	110.8
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016, and 2015
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2014	163,562,149	$1.6	$61.8	$3,756.6	$(1,747.9)	$2,072.1
Net income	—	—	—	442.6	—	442.6
Repurchases of common stock	—	—	—	—	(237.3)	(237.3)
Treasury stock cancellation	(43,000,000)	(0.4)	(78.7)	(1,496.4)	1,575.5	—
Stock-based compensation expense	—	—	24.0	—	—	24.0
Shares awarded under stock-based compensation plans, including excess income tax benefit of $17.9	—	—	(1.9)	—	49.8	47.9
BALANCE AT DECEMBER 31, 2015	120,562,149	$1.2	$5.2	$2,702.8	$(359.9)	$2,349.3
Net income	—	—	—	430.5	—	430.5
Repurchases of common stock	—	—	—	—	(499.0)	(499.0)
Stock-based compensation expense	—	—	25.1	—	—	25.1
Shares awarded under stock-based compensation plans, including excess income tax benefit of $0.6	—	—	(7.5)	—	16.5	9.0
Other	—	—	(4.6)	—	—	(4.6)
BALANCE AT DECEMBER 31, 2016	120,562,149	$1.2	$18.2	$3,133.3	$(842.4)	$2,310.3
Net income	—	—	—	434.6	—	434.6
Repurchases of common stock	—	—	—	—	(436.0)	(436.0)
Treasury stock cancellation	(18,000,000)	(0.2)	(30.2)	(735.6)	766.0	—
Stock-based compensation expense	—	—	20.6	—	—	20.6
Shares awarded under stock-based compensation plans	—	—	(4.8)	—	44.5	39.7
Other	—	—	0.2	(0.1)	—	0.1
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2017	2016	2015
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$434.6	$430.5	$442.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.4	1.2	1.1
Depreciation and amortization	158.6	143.4	127.4
Amortization of debt issuance costs and accretion of debt discounts	5.6	5.4	4.7
Stock-based compensation expense	20.6	25.1	24.0
Franchise rights impairment	—	—	15.4
Non-cash impairment charges	26.4	14.0	6.1
Net gain on asset sales and dispositions	(95.4)	(62.6)	(23.8)
Deferred income tax provision	(19.0)	3.7	10.0
Excess tax benefit from stock-based awards	—	(0.6)	(17.9)
Other	(7.3)	(10.6)	1.3
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(61.6)	(99.3)	(91.8)
Inventory	39.3	259.1	(548.8)
Other assets	(37.0)	(33.6)	(8.8)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(64.4)	(196.4)	488.0
Accounts payable	0.5	(5.8)	37.7
Other liabilities	139.1	43.8	41.0
Net cash provided by continuing operations	540.4	517.3	508.2
Net cash used in discontinued operations	(0.3)	(1.3)	(1.0)
Net cash provided by operating activities	540.1	516.0	507.2
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(310.1)	(244.5)	(247.6)
Property operating lease buy-outs	(3.3)	(5.0)	(10.2)
Proceeds from the sale of property and equipment	21.0	8.7	21.9
Proceeds from the disposal of assets held for sale	38.0	4.8	11.5
Insurance recoveries on property and equipment	1.7	3.1	1.0
Cash used in business acquisitions, net of cash acquired	(76.8)	(410.4)	(321.5)
Cash received from business divestitures, net of cash relinquished	104.6	150.4	43.9
Net change in restricted cash	(1.3)	3.3	(3.8)
Other	(2.1)	(0.1)	(4.6)
Net cash used in continuing operations	(228.3)	(489.7)	(509.4)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(228.3)	(489.7)	(509.4)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2017	2016	2015
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(436.0)	(499.0)	(237.3)
Proceeds from 3.35% Senior Notes due 2021	—	—	300.0
Proceeds from 3.5% Senior Notes due 2024	449.4	—	—
Proceeds from 4.5% Senior Notes due 2025	—	—	448.5
Proceeds from 3.8% Senior Notes due 2027	299.8	—	—
Proceeds from revolving credit facilities	1,307.0	1,330.0	1,410.0
Payments of revolving credit facilities	(1,307.0)	(1,330.0)	(2,520.0)
Net proceeds from (payments of) commercial paper	(612.0)	342.5	599.5
Payment of debt issuance costs	(13.5)	—	(6.4)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	130.2	153.8	(13.3)
Purchase of subsidiary shares	—	(15.2)	—
Payments of mortgage facilities	(153.2)	(22.5)	(9.8)
Payments of capital lease and other debt obligations	(11.8)	(4.2)	(18.2)
Proceeds from the exercise of stock options	39.7	8.4	30.0
Excess tax benefit from stock-based awards	—	0.6	17.9
Net cash provided by (used in) continuing operations	(307.4)	(35.6)	0.9
Net cash used in discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(307.4)	(35.6)	0.9
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4.4	(9.3)	(1.3)
CASH AND CASH EQUIVALENTS at beginning of year	64.8	74.1	75.4
CASH AND CASH EQUIVALENTS at end of year	$69.2	$64.8	$74.1

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2017, we owned and operated 360 new vehicle franchises from 253 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold in 2017, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 76 AutoNation-branded collision centers.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “Customer Care”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of our automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. Intercompany accounts and transactions have been eliminated in the consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. The critical accounting estimates made in the accompanying Consolidated Financial Statements include certain assumptions related to goodwill, other intangible assets, and accruals for chargebacks against revenue recognized from the sale of finance and insurance products. Other significant accounting estimates include certain assumptions related to long-lived assets, assets held for sale, accruals related to self-insurance programs, certain legal proceedings, and estimated tax liabilities.
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
Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Our new vehicle inventory costs are generally reduced by manufacturer holdbacks (percentage of either the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

manufacturer’s suggested retail price or invoice price of a new vehicle that the manufacturer repays to the dealer), incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising assistance. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market. See Note 3 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
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
We had assets held for sale of $169.1 million at December 31, 2017, and $41.4 million at December 31, 2016, included in continuing operations. We had assets held for sale of $14.4 million at December 31, 2017, and $15.7 million at December 31, 2016, included in discontinued operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

See Note 16 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2017 and 2016.
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
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform a quantitative goodwill impairment test as of April 30, 2017, and no goodwill impairment charges resulted from the impairment test. For our April 30, 2016 annual goodwill impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
We elected to perform quantitative franchise rights impairment tests as of April 30, 2017, and no impairment charges resulted from the impairment tests. For our April 30, 2016 annual franchise rights assessment, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative test. Based on our qualitative assessment, we determined that we should perform a quantitative test for certain franchise rights; however, no impairment charges resulted from these quantitative tests during 2016.
See Note 5 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 16 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, assets held for sale in continuing operations and discontinued operations and prepaid expenses.
Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, and the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits and sales taxes, income taxes payable, liabilities held for sale (which are comprised primarily of floorplan payables of disposal groups held for sale), the current portions of finance and insurance chargeback liabilities, self-insurance liabilities, and deferred revenue, customer deposits, accrued interest payable, and accrued expenses.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, finance and insurance chargeback liabilities, self-insurance liabilities, and deferred revenue.
Employee Savings Plans
We offer a 401(k) plan to all of our employees and provide a matching contribution to certain employees that participate in the plan. We provided a matching contribution of $7.1 million in 2017, $6.8 million in 2016, and $6.8 million in 2015. Employer matching contributions are subject to a three-year graded vesting period for employees hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for employees hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $0.7 million for 2017, $0.7 million for 2016, and $0.6 million for 2015. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Participants eligible for a matching contribution under the Plan are not eligible for a matching contribution in our 401(k) plan. The balances due to participants in the Plan were $78.1 million as of December 31, 2017, and $68.2 million as of December 31, 2016, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
In 2017, we granted stock-based awards in the form of time-based and performance-based restricted stock units (“RSUs”). In 2016 and 2015, we granted stock-based awards in the form of stock options, restricted stock, and RSUs. Restricted stock awards, which are considered nonvested share awards as defined under U.S. generally accepted accounting principles, and RSUs are issued from our treasury stock. Compensation cost for restricted stock awards and RSUs is based on the closing price of our common stock on the date of grant. Stock options granted under all plans are non-qualified. Upon exercise of stock options, shares of common stock are issued from our treasury stock. We use the Black-Scholes valuation model to determine compensation expense associated with our stock options.
Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for time-based RSUs, restricted stock awards, and stock options is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible. Compensation cost for performance-based RSUs is recognized over the requisite service period based on the current expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized on performance-based RSUs depends on the relative satisfaction of the performance condition based on performance to date. We account for forfeitures of stock-based awards as they occur. See Note 10 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue Recognition
Revenue consists of the sales of new and used vehicles, sales of parts and automotive services, commissions for the placement of finance and insurance products, and sales of other products. We recognize revenue (which excludes sales taxes) in the period in which products are sold or services are provided. The automotive services we provide include, but are not limited to, customer-paid repairs and maintenance, as well as repairs and maintenance under manufacturer warranties and extended service contracts. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers.
We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements with the issuers of those contracts, which is recognized as earned. Certain commissions earned from the sales of finance and insurance products are subject to chargeback should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, based on internal cancellation data, as well as cancellation data received from third parties that sell and administer these products, and is influenced by the volume of vehicle sales in recent years, commission levels, product penetration, product mix, and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $120.8 million at December 31, 2017, and $116.8 million at December 31, 2016. See Note 18 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $192.8 million in 2017, $196.7 million in 2016, and $188.5 million in 2015, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $65.0 million in 2017, $58.5 million in 2016, and $56.4 million in 2015. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards, which contain rights to non-forfeitable dividends, and vested RSU awards. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards. See Note 12 of the Notes to Consolidated Financial Statements for more information on the computation of earnings (loss) per share.

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
The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. We adopted these amendments effective January 1, 2017, on a prospective basis. In 2017, we recorded $4.3 million of tax deficiencies, which is reflected as a component of the income tax provision on the Consolidated Statement of Income and as cash used in operating activities on the Consolidated Statement of Cash Flows. We elected not to adjust the prior year cash flow presentation.
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
Simplifying the Goodwill Impairment Test
In January 2017, the FASB issued an accounting standard update that simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under the new standard, goodwill impairment should be recognized based on the amount by which the carrying amount of a reporting unit exceeds its fair value, but should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this accounting standard update are to be applied prospectively and are effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard in connection with our annual goodwill impairment test as of April 30, 2017. The provisions of this accounting standard update did not have an impact on our consolidated financial statements. See Note 16 of the Notes to Consolidated Financial Statements for more information on our annual goodwill impairment testing.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.
This accounting standard update is effective for reporting periods beginning after December 15, 2017. We will adopt this accounting standard update effective January 1, 2018. The amendments in this accounting standard update must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). We adopted the standard using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.
As part of our implementation process, we performed an analysis to identify accounting policies that needed to change and additional disclosures that will be required. We have considered factors such as customer contracts with unique revenue recognition considerations, the nature and type of goods and services we offer, the degree to which contracts include multiple performance obligations or variable consideration, and the pattern in which revenue is currently recognized, among other things. We have evaluated all of our revenue streams, and similar performance obligations will result under the new standard as compared with deliverables and separate units of accounting currently identified. As a result, the timing of our revenue recognition for most of our revenue streams will generally remain the same, however we have identified certain revenue streams that will be affected by the new standard.
First, the timing of revenue recognition associated with customer loyalty programs that we offer in certain of our stores will be deferred. We currently accrue the incremental cost of loyalty points awarded under current guidance. Under the new standard, a customer loyalty program that provides a customer with a material right is accounted for as a separate performance obligation with revenue recognized when the loyalty points are redeemed. Second, the timing of revenue recognition for automotive repair and maintenance services will be accelerated, as we have determined these performance obligations are satisfied over time under the new standard. Lastly, a portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and subject to accelerated recognition under the new standard. The new standard requires an entity to estimate variable consideration and apply the constraint in determining the transaction price. We are finalizing our cumulative effect adjustment and currently expect that all changes to our revenue recognition methods as a result of adopting the new standard will result in a net, after-tax cumulative effect adjustment to retained earnings as of January 1, 2018 in the range of $9 million to $12 million.
We do not expect a significant impact in the amount or timing of gain or loss recognition related to our periodic sales of real estate. We also have evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required.
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
We expect that this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our balance sheet for real estate and equipment operating leases. We expect that our leasing activity may increase between now and the adoption date. We expect to elect all of the standard’s available practical

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

expedients on adoption. Consequently, on adoption, we currently expect to recognize additional operating liabilities ranging from $375 million to $475 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We have a significant number of real estate leases, including for land and buildings. The majority of our leases for land are classified as operating leases under current lease accounting guidance. For new leases entered into after adoption, the new lease standard may affect the pattern of expense recognition related to the land component of a new real estate lease, since those land leases may be classified as financing leases under the new standard.
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

2. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2017	2016
Trade receivables	$162.6	$147.6
Manufacturer receivables	253.3	234.9
Other	44.9	48.7
	460.8	431.2
Less: allowances for doubtful accounts	(5.5)	(5.8)
	455.3	425.4
Contracts-in-transit and vehicle receivables	655.7	595.9
Income taxes receivable (See Note 11)	—	11.6
Receivables, net	$1,111.0	$1,032.9

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

We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2017	2016
New vehicles	$2,577.9	$2,761.5
Used vehicles	576.5	559.1
Parts, accessories, and other	211.2	199.5
Inventory	$3,365.6	$3,520.1

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of vehicle floorplan payables at December 31 are as follows:

	2017	2016
Vehicle floorplan payable - trade	$2,179.1	$2,308.8
Vehicle floorplan payable - non-trade	1,627.8	1,540.4
Vehicle floorplan payable	$3,806.9	$3,849.2
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.6% during 2017 and 2.0% during 2016. At December 31, 2017, the aggregate capacity under our floorplan credit agreements with various lenders to finance our new vehicle inventory was approximately $4.7 billion, of which $3.4 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.5% during 2017 and 2.1% during 2016. At December 31, 2017, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $500.0 million, of which $439.8 million had been borrowed. The remaining borrowing capacity of $60.2 million was limited to $0.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.

4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2017	2016
Land	$1,332.5	$1,267.4
Buildings and improvements	2,121.1	2,009.6
Furniture, fixtures, and equipment	720.2	659.4
	4,173.8	3,936.4
Less: accumulated depreciation and amortization	(1,211.1)	(1,093.2)
Property and equipment, net	$2,962.7	$2,843.2

We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $1.0 million in 2017, $0.5 million in 2016, and $0.9 million in 2015.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2017	2016
Goodwill	$1,515.0	$1,511.3

Franchise rights - indefinite-lived	$572.2	$589.4
Other intangible assets	23.3	16.3
	595.5	605.7
Less: accumulated amortization	(8.7)	(7.5)
Intangible assets, net	$586.8	$598.2

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

	Domestic	Import	Premium Luxury	Other	Consolidated
Goodwill at January 1, 2016 (1)	$203.1	$570.9	$620.5	$—	$1,394.5
Acquisitions, dispositions, and other adjustments, net	49.0	(12.7)	76.9	3.6	116.8
Goodwill at December 31, 2016 (1)	252.1	558.2	697.4	3.6	1,511.3
Acquisitions, dispositions, and other adjustments, net (2)	(20.4)	(25.8)	14.7	35.2	3.7
Goodwill at December 31, 2017 (1)	$231.7	$532.4	$712.1	$38.8	$1,515.0

(1)
Net of accumulated impairment losses of $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit structure was comprised of a single reporting unit) and $140.0 million associated with our Domestic reporting unit, both of which were recorded during the year ended December 31, 2008.

(2)	Includes amounts reclassified to held for sale, which are presented in Other Current Assets in our Consolidated Balance Sheet as of December 31, 2017.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2017, we had $572.2 million of franchise rights recorded on our Consolidated Balance Sheet, of which $168.0 million was related to Domestic stores, $108.9 million was related to Import stores, and $295.3 million was related to Premium Luxury stores. Certain franchise rights were reclassified to held for sale and are presented in Other Current Assets in our Consolidated Balance Sheet as of December 31, 2017.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2017 and 2016, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2017	2016
Self-insurance - current portion	$29.5	$27.2
Self-insurance - long-term portion	48.7	48.7
Total self-insurance liabilities	$78.2	$75.9

7. LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2017	2016
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$400.0	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	—
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	—
Revolving credit facility	October 19, 2022	Monthly	—	—
Mortgage facility	November 30, 2017	Monthly	—	153.2
Capital leases and other debt	Various dates through 2037	Monthly	139.4	136.2
			2,389.4	1,789.4
Less: unamortized debt discounts and debt issuance costs			(15.7)	(10.8)
Less: current maturities			(414.5)	(167.5)
Long-term debt, net of current maturities			$1,959.2	$1,611.1

At December 31, 2017, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2018	$414.5
2019	43.5
2020	354.1
2021	304.2
2022	4.5
Thereafter	1,268.6
$2,389.4
Senior Unsecured Notes and Credit Agreement
On November 7, 2017, we issued $450.0 million aggregate principal amount of 3.5% Senior Notes due 2024 and $300.0 million aggregate principal amount of 3.8% Senior Notes due 2027. The 3.5% Senior Notes due 2024 and 3.8% Senior Notes due 2027 were sold at 99.876% and 99.925% of the aggregate principal amount, respectively. Our 6.75% Senior Notes due 2018 will mature on April 15, 2018, and were therefore reclassified to current maturities during the second quarter of 2017.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The interest rates payable on the 3.35% Senior Notes, 3.5% Senior Notes, 4.5% Senior Notes, and 3.8% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
On October 19, 2017, we amended and restated our existing unsecured credit agreement to, among other things, (1) extend the stated termination date to October 19, 2022, (2) modify the maximum leverage ratio of 3.75x to allow for an increase in the maximum leverage ratio to 4.25x following the closing date of the amended credit agreement, subject to step-downs back to 3.75x by December 31, 2018, and (3) modify the guarantor requirement to allow the release of all of the guarantors under our credit agreement at such time and for so long as such guarantors cease to guarantee other certain material indebtedness.
Under our credit agreement, we have a $1.8 billion revolving credit facility as well as an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $49.3 million at December 31, 2017, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2017. As of December 31, 2017, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.4 billion.
Our revolving credit facility provides for a commitment fee on undrawn amounts ranging from 0.150% to 0.25% and interest on borrowings at LIBOR or the base rate, in each case plus an applicable margin. The applicable margin ranges from 1.25% to 1.625% for LIBOR borrowings and 0.25% to 0.625% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the applicable margin.
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
Other Long-Term Debt
In the fourth quarter of 2017, we repaid our mortgage facility in full and made a balloon payment of $143.9 million.
At December 31, 2017, we had capital lease and other debt obligations of $139.4 million, which are due at various dates through 2037. See Note 8 of the Notes to Consolidated Financial Statements for more information related to capital lease obligations.
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
At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days. At December 31, 2016, we had $942.0 million of

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

commercial paper notes outstanding with a weighted-average annual interest rate of 1.26% and a weighted-average remaining term of 24 days.

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
As of December 31, 2017 and 2016, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Lease Commitments
We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty-five years.
Expenses under real property, equipment, and software leases were $56.3 million in 2017, $52.8 million in 2016, and $51.4 million in 2015. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options, rent abatements, and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2017, are as follows:

Noncancelable Lease Commitments	Capital	Operating(1)
2018	$21.0	$54.3
2019	34.4	49.9
2020	9.1	46.1
2021	8.8	42.3
2022	8.9	39.2
Thereafter	97.6	301.6
Total minimum lease payments	$179.8	$533.4
Less: Amounts representing interest	(58.0)
	$121.8

(1)	Future minimum operating lease payments do not reflect future minimum sublease income of $1.9 million. Additionally, operating leases that are on a month-to-month basis are not included.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2018 to 2034 are approximately $21 million at December 31, 2017. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2017, surety bonds, letters of credit, and cash deposits totaled $110.4 million, of which $49.3 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

will have a material adverse effect on our business, results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. We do not have any material known environmental commitments or contingencies.

9. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2017	2016	2015
Shares repurchased	10.1	10.5	3.9
Aggregate purchase price	$434.9	$497.0	$235.1
Average purchase price per share	$42.99	$47.30	$60.49
As of December 31, 2017, $113.7 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Our Board of Directors authorized the retirement of 18.0 million shares and 43.0 million shares of our treasury stock in November 2017 and October 2015, respectively, which assumed the status of authorized but unissued shares. Upon the retirement of treasury stock, it is our policy to charge the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital. Any amounts exceeding additional paid-in capital are charged to retained earnings. This retirement had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, retained earnings, and treasury stock accounts were adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2017	2016	2015
Shares issued	1.0	0.3	1.3
Proceeds from the exercise of stock options	$39.7	$8.4	$30.0
Average exercise price per share	$37.85	$31.21	$23.33

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and settlement of restricted stock units (“RSUs”), as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	2017	2016	2015
Shares issued	20,000	143,424	159,442
Shares surrendered to AutoNation to satisfy tax withholding obligations	26,514	38,906	36,712

10. STOCK-BASED COMPENSATION
In January 2017, our Board, upon the recommendation of its Compensation Committee, discontinued the 2008 Equity and Incentive Plan and approved the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”), in each case subject to stockholder approval of the 2017 Plan at our 2017 Annual Meeting of Stockholders. The 2017 Plan provides for the grant of time-based and performance-based RSUs and restricted stock, stock options, stock appreciation

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. As of December 31, 2017, the total number of shares authorized for issuance under the 2014 Director Plan was 600,000. No director may be granted awards in any calendar year with an aggregate grant date fair market value (determined, with respect to options and stock appreciation rights, based on a Black-Scholes or other option valuation methodology approved by the Compensation Committee) in excess of $750,000 per director.
Restricted Stock Units
On January 3, 2017, each of our non-employee directors received a grant of 5,073 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
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
The fair value of each RSU award grant is based on the closing price of our common stock on the date of grant. Compensation cost for time-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible, and for performance-based awards is recognized over the requisite service period based on the current expectation that performance goals will be achieved at the stated target level. The amount of compensation cost recognized on performance-based RSUs depends on the relative satisfaction of the performance condition based on performance to date. We account for forfeitures of stock-based awards as they occur.
The following table summarizes information about vested and unvested RSUs for 2017:

	RSUs
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	—	$—
Granted (1)	632,255	$43.66
Vested	(45,657)	$49.28
Forfeited	(66,989)	$43.30
Nonvested at December 31	519,609	$43.22

(1)	The RSUs granted during 2017 are primarily related to our employee annual equity award grant in April 2017 and non-employee director annual equity award grant in January 2017.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2017	2016	2015
Weighted average grant-date fair value of RSUs granted	$43.66	$58.69	$60.04
Total fair value of RSUs vested (in millions)	$2.2	$2.3	$2.7
Stock Options
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Employee stock options granted in 2016 have a term of 10 years from the date of grant and vest in equal installments over four years on the anniversary of the grant date. Employee stock options granted in 2015 were granted quarterly, have a term of 10 years from the first date of grant, and vest in equal installments over four years commencing on June 1 of the year following the grant date.
We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense on a straight-line basis over the requisite service period of the grants. We account for forfeitures of stock-based awards as they occur. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.
The following table summarizes the assumptions used related to the valuation of our stock options granted during 2016 and 2015:

	2016	2015
Risk-free interest rate	1.16% - 1.55%	0.76% - 1.86%
Expected dividend yield	—	—
Expected term	4 - 7 years	2 - 7 years
Expected volatility	29% - 31%	24% - 34%
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes stock option activity during 2017:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	5.2	$46.99
Granted	—	$—
Exercised	(1.0)	$37.85
Forfeited	(0.2)	$56.35
Expired	(0.3)	$54.91
Options outstanding as of December 31	3.7	$48.49	5.82	$23.4
Options exercisable at December 31	2.7	$45.65	5.19	$23.5
Options exercisable at December 31 and expected to vest thereafter	3.7	$48.52	5.76	$23.5
Options available for future grants at December 31	5.4
The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised are summarized in the following table:

	2017	2016	2015
Weighted average grant-date fair value of stock options granted	$—	$17.96	$19.38
Total intrinsic value of stock options exercised (in millions)	$11.9	$5.3	$51.9
Restricted Stock
Restricted stock awards are considered nonvested share awards as defined under U.S. generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards granted in 2016 vest in equal installments over four years on the anniversary date of the grant. Restricted stock awards granted in 2015 vest in equal installments over four years commencing on June 1 of the year following the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible. We account for forfeitures of stock-based awards as they occur.
The following table summarizes information about vested and unvested restricted stock for 2017:

	Restricted Stock
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	266,906	$54.23
Granted	—	$—
Vested	(100,341)	$51.99
Forfeited	(18,634)	$55.10
Nonvested at December 31	147,931	$55.65

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average grant-date fair value of restricted stock awards granted and total fair value of restricted stock awards vested are summarized in the following table:

	2017	2016	2015
Weighted average grant-date fair value of restricted stock awards granted	$—	$52.23	$62.54
Total fair value of restricted stock awards vested (in millions)	$4.2	$6.4	$8.8
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2017	2016	2015
RSUs	$14.2	$2.3	$2.7
Stock options	3.1	16.2	14.8
Restricted stock	3.3	6.6	6.5
Total stock-based compensation expense	$20.6	$25.1	$24.0

Tax benefit related to stock-based compensation expense	$7.8	$9.6	$9.2
As of December 31, 2017, there was $17.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $10.5 million relates to RSUs, $3.0 million relates to stock options, and $4.2 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.64 years.
Tax benefits related to stock options exercised and vesting of restricted stock were $6.2 million in 2017, $4.8 million in 2016, and $23.3 million in 2015.

11. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2017	2016	2015
Current:
Federal	$190.6	$234.9	$235.0
State	29.4	31.4	34.1
Federal and state deferred	(22.1)	3.7	10.3
Change in valuation allowance, net	3.3	0.3	0.1
Adjustments and settlements	0.3	0.3	(0.5)
Income tax provision	$201.5	$270.6	$279.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2017	%	2016	%	2015	%
Income tax provision at statutory rate	$222.8	35.0	$245.8	35.0	$253.0	35.0
Non-deductible expenses, net	5.9	0.9	4.6	0.7	3.5	0.5
State income taxes, net of federal benefit	19.7	3.1	21.7	3.1	23.6	3.3
	248.4	39.0	272.1	38.8	280.1	38.8
Change in tax rate	(44.2)	(6.9)	—	—	—	—
Change in valuation allowance, net	3.3	0.5	0.3	—	0.1	—
Adjustments and settlements	0.3	0.1	0.3	—	(0.5)	(0.1)
Federal and state tax credits	(3.7)	(0.6)	(1.9)	(0.3)	(0.6)	(0.1)
Other, net	(2.6)	(0.4)	(0.2)	—	(0.1)	—
Income tax provision	$201.5	31.7	$270.6	38.5	$279.0	38.6

Deferred income tax asset and liability components at December 31 are as follows:

	2017	2016
Deferred income tax assets:
Inventory	$22.8	$36.8
Receivable allowances	1.9	3.3
Warranty, chargeback, and self-insurance liabilities	47.4	71.2
Other accrued liabilities	25.4	33.1
Deferred compensation	18.8	31.8
Stock-based compensation	18.9	25.7
Loss carryforwards—federal and state	6.5	5.4
Other, net	10.2	17.1
Total deferred income tax assets	151.9	224.4
Valuation allowance	(5.4)	(2.5)
Deferred income tax assets, net of valuation allowance	146.5	221.9
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(207.1)	(293.3)
Other, net	(11.3)	(20.1)
Total deferred income tax liabilities	(218.4)	(313.4)
Net deferred income tax liabilities	$(71.9)	$(91.5)
Our net deferred tax liability of $71.9 million as of December 31, 2017 and $91.5 million as of December 31, 2016 is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes payable included in Other Current Liabilities totaled $81.1 million at December 31, 2017. Income taxes receivable included in Receivables, net totaled $11.6 million at December 31, 2016.
At December 31, 2017, we had $82.0 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $3.6 million of state tax credits, all of which result in a deferred tax asset of $7.0 million and expire from 2018 through 2037.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2017, we had $3.6 million of valuation allowance related to state net operating loss carryforwards and $1.8 million of valuation allowance

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

related to the stock-based compensation deferred tax asset impacted by the new tax reform legislation. See “Tax Reform” below. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2009 to 2016 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Balance at January 1	$5.8	$5.6	$4.9
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.8	0.8	0.7
Reductions for tax positions of prior years	—	(0.4)	—
Reductions for expirations of statute of limitations	(0.2)	(0.2)	—
Settlements	—	—	—
Balance at December 31	$6.4	$5.8	$5.6
We had accumulated interest and penalties associated with these unrecognized tax benefits of $6.8 million at December 31, 2017, $6.1 million at December 31, 2016, and $5.5 million at December 31, 2015. We additionally had a deferred tax asset of $2.8 million at December 31, 2017, $4.2 million at December 31, 2016, and $4.0 million at December 31, 2015, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $10.4 million at December 31, 2017, $7.7 million at December 31, 2016, and $7.1 million at December 31, 2015, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.4 million during 2017, $0.4 million during 2016, and $0.4 million during 2015 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2018.
Tax Reform
On December 22, 2017, H.R. 1 formerly known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.
At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. For the items for which we were able to determine a reasonable estimate, we recognized a provisional benefit of $41.3 million, which is net of a valuation allowance on equity compensation related to the new tax law limiting deductibility of officers’ compensation. The provisional amounts are included as components of income tax expense from continuing operations and had a 6.5% impact on our annual effective income tax rate.
To determine our provisional amounts, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal tax rate and its related impact on the state tax rate. However, we are still analyzing certain aspects of the new legislation and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, our

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

estimates may also be affected as we gain a more thorough understanding of the tax law. The provisional amounts will be subject to adjustment during a measurement period of up to one year.

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
Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested RSU awards. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards.
The following table presents the calculation of basic and diluted EPS:

	2017	2016	2015
Net income from continuing operations	$435.0	$431.7	$443.7
Loss from discontinued operations, net of income taxes	(0.4)	(1.2)	(1.1)
Net income	$434.6	$430.5	$442.6

Weighted average common shares outstanding used in calculating basic EPS	97.8	103.1	112.7
Effect of dilutive stock options	0.4	0.7	1.2
Weighted average common shares outstanding used in calculating diluted EPS	98.2	103.8	113.9

Basic EPS amounts(1):
Continuing operations	$4.45	$4.19	$3.94
Discontinued operations	$—	$(0.01)	$(0.01)
Net income	$4.44	$4.18	$3.93

Diluted EPS amounts(1):
Continuing operations	$4.43	$4.16	$3.90
Discontinued operations	$—	$(0.01)	$(0.01)
Net income	$4.43	$4.15	$3.89
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	2017	2016	2015
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	3.1	3.0	0.7

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13. STORE DIVESTITURES
During 2017, we recorded gains of $78.2 million for the divestiture of two Domestic stores and four Import stores, which were partially offset by write-downs of $26.2 million recorded in the fourth quarter of 2017 associated with pending business divestitures that are expected to close in the first half of 2018. During 2016, we divested five Domestic stores and nine Import stores and recorded a net gain of $61.8 million. During 2015, we divested three Import stores and recorded a gain of $7.4 million.
The net gains on these divestitures are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

14. ACQUISITIONS
During 2017, we purchased seven collision centers located in Texas, Florida, Washington, California, and Arizona. We also purchased one store located in Florida. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for the business combinations in 2017 are preliminary and subject to final adjustment. We purchased 20 stores and one collision center in 2016 and 22 stores in 2015.
The acquisitions that occurred during 2017 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire years ended December 31, 2017 and 2016, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

15. CASH FLOW INFORMATION
We had non-cash investing and financing activities primarily related to increases in property acquired under capital leases of $11.5 million during 2017 and $27.3 million during 2015. We had non-cash investing and financing activities of $3.3 million and $47.2 million related to capital leases and deferred purchase price commitments associated with our 2017 and 2016 acquisitions, respectively. We also had accrued purchases of property and equipment of $48.5 million at December 31, 2017, $29.1 million at December 31, 2016, and $25.3 million at December 31, 2015.
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $205.9 million in 2017, $183.9 million in 2016, and $135.3 million in 2015. We made income tax payments, net of income tax refunds, of $127.0 million in 2017, $265.5 million in 2016, and $278.8 million in 2015.

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

•
Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	December 31, 2017	December 31, 2016
Carrying value	$2,373.7	$1,778.6
Fair value	$2,442.1	$1,862.2
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2017 and 2016:

	2017		2016
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$(0.4)	$5.9	$(1.9)
Assets held for sale:
Continuing operations	$121.3	$(26.0)	$19.4	$(12.1)
Discontinued operations	—	—	12.7	(0.7)
Total assets held for sale	$121.3	$(26.0)	$32.1	$(12.8)
Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We elected to perform a quantitative goodwill impairment test as of April 30, 2017. As discussed in Note 1 above, the FASB issued an accounting standard update that requires goodwill impairment to be measured based on the amount by which the carrying amount of a reporting unit exceeds its fair value. The adoption of this standard had no impact to our consolidated financial statements as the fair values of each of our reporting units were substantially in excess of their carrying values as of April 30, 2017.
The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an “income” valuation approach, which discounts expected future cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. The development of the assumptions used in our annual impairment tests are coordinated by our financial planning and analysis group, and the assumptions are reviewed by management. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
For our April 30, 2016 and 2015 annual goodwill impairment assessments, we chose to make a qualitative evaluation about the likelihood of goodwill impairment and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
For our April 30, 2016 and 2015 annual franchise rights impairment assessments, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative test. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
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
Long-Lived Assets
The fair value measurement valuation process for our long-lived assets is established by our corporate real estate services group. Fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements are reviewed and assessed each quarter for properties classified as held for sale, or when an indicator of impairment exists for properties classified as held and used, by the corporate real estate services group. Our corporate real estate services group utilizes its knowledge of the automotive industry and historical experience in real estate markets and transactions in establishing the valuation process, which is generally based on a combination of the market and replacement cost approaches. In certain cases, fair value measurements are based on pending agreements to sell the related assets.
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
Long-lived Assets Held and Used in Continuing Operations
The non-cash impairment charges of $0.4 million and $1.9 million recorded in 2017 and 2016, respectively, are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Assets Held for Sale in Continuing Operations
The net adjustments recorded to assets held for sale in 2017 of $26.0 million and non-cash impairment charges recorded in 2016 of $12.1 million, are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets Held for Sale in Discontinued Operations
The non-cash impairment charges recorded in 2016 of $0.7 million are included in Loss from Discontinued Operations in our Consolidated Statements of Income.
As of December 31, 2017, we had assets held for sale of $169.1 million in continuing operations, primarily related to inventory, goodwill, franchise rights, and property of disposal groups held for sale, as well as other property held for sale. As of December 31, 2017, we also had assets held for sale of $14.4 million in discontinued operations, primarily related to property held for sale. As of December 31, 2016, we had assets held for sale of $41.4 million in continuing operations and $15.7 million in discontinued operations, primarily related to property held for sale.

17. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $253.3 million at December 31, 2017, and $234.9 million at December 31, 2016. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
In 2017, approximately 63% of our total revenue was generated by our stores in Florida, Texas, and California. During the third quarter of 2017, certain stores in our Texas and Florida markets were impacted by Hurricanes Harvey and Irma, respectively. We incurred approximately $3 million of unrecovered hurricane-related losses associated with flooded vehicles and minor property damage sustained at multiple locations.
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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles that we sold in 2017, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by another bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2017, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	2017	2016	2015
Balance - January 1	$116.8	$97.3	$84.9
Add: Provisions	96.3	106.6	90.0
Deduct: Chargebacks	(92.3)	(87.1)	(77.6)
Balance - December 31	$120.8	$116.8	$97.3

19. SEGMENT INFORMATION
At December 31, 2017, 2016, and 2015, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
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

	Years Ended December 31,
	2017	2016	2015
Revenues:
Domestic	$7,452.8	$7,810.0	$7,069.8
Import	6,873.4	6,886.1	7,037.2
Premium Luxury	6,832.7	6,665.3	6,607.8
Total	21,158.9	21,361.4	20,714.8
Corporate and other	375.7	247.6	147.2
Total consolidated revenue	$21,534.6	$21,609.0	$20,862.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2017	2016	2015
Segment income(1):
Domestic	$257.1	$311.1	$336.9
Import	303.1	296.8	311.4
Premium Luxury	348.8	350.2	376.2
Total	909.0	958.1	1,024.5
Corporate and other	(162.6)	(145.1)	(209.7)
Other interest expense	(120.2)	(115.5)	(90.9)
Interest income	1.0	1.1	0.1
Other income (loss), net	9.3	3.7	(1.3)
Income from continuing operations before income taxes	$636.5	$702.3	$722.7

(1)	Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

In the following tables of financial data, floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are reconciled to the consolidated totals as follows:

	Years Ended December 31,
	2017	2016	2015
Floorplan interest expense:
Domestic	$40.9	$33.7	$24.1
Import	23.2	17.4	15.0
Premium Luxury	28.4	22.7	18.0
Corporate and other	4.5	2.7	1.2
Total floorplan interest expense	$97.0	$76.5	$58.3

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Domestic	$38.2	$37.5	$31.0
Import	34.3	35.4	32.9
Premium Luxury	44.5	40.7	35.0
Corporate and other	41.6	29.8	28.5
Total depreciation and amortization	$158.6	$143.4	$127.4

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2017	2016	2015
Capital expenditures:
Domestic	$36.2	$62.5	$61.4
Import	32.8	28.0	34.0
Premium Luxury	101.7	95.6	101.9
Corporate and other	162.2	67.1	69.6
Total capital expenditures	$332.9	$253.2	$266.9

	Years Ended December 31,
	2017	2016	2015
Assets:
Domestic	$2,563.9	$2,742.8	$2,573.9
Import	1,992.6	2,065.5	2,145.2
Premium Luxury	2,716.8	2,603.4	2,554.6
Corporate and other:
Goodwill	1,515.0	1,511.3	1,394.5
Franchise rights	572.2	589.4	432.4
Other Corporate and other assets	911.0	547.6	447.6
Total assets	$10,271.5	$10,060.0	$9,548.2

20. MULTIEMPLOYER PENSION PLANS
Five of our 253 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

One of the multiemployer pension plans in which we participate is designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in this plan for the year ended December 31, 2017, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2017 and 2016 is for the plan’s year end at December 31, 2016, and December 31, 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. A rehabilitation plan has been implemented for this plan. There have been no significant changes that affect the comparability of 2017, 2016, and 2015 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2017	2016	2017	2016	2015	Surcharge Imposed
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.3	$1.1	$1.0	Yes	(2)
Other funds				0.3	0.4	0.4
Total contributions				$1.6	$1.5	$1.4

(1)	Our stores were not listed in the Automotive Industries Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2016 or 2015.

(2)	We are party to two collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan. Both agreements have an expiration date of December 31, 2019.
In the event that we cease participating in this plan, we could be assessed a withdrawal liability. We currently do not have any plans that would trigger the withdrawal liability under this multiemployer pension plan.

AUTONATION, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2017 and 2016:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2017	$5,139.4	$5,279.3	$5,432.4	$5,683.5
	2016	$5,119.6	$5,441.4	$5,567.5	$5,480.5

Gross profit	2017	$819.8	$826.1	$845.9	$867.2
	2016	$825.9	$841.8	$836.4	$809.1

Operating income(1)	2017	$206.7	$196.2	$211.2	$229.3
	2016	$207.4	$226.5	$219.0	$236.6

Income from continuing operations(1) (2)	2017	$98.2	$87.7	$97.6	$151.5
	2016	$96.2	$112.1	$107.8	$115.6

Net income(1) (2)	2017	$98.1	$87.7	$97.5	$151.3
	2016	$95.9	$112.0	$107.3	$115.3

Basic earnings per share from continuing operations(1) (2) (3)	2017	$0.97	$0.87	$1.00	$1.65
	2016	$0.90	$1.09	$1.06	$1.15

Diluted earnings per share from continuing operations(1) (2) (3)	2017	$0.97	$0.86	$1.00	$1.64
	2016	$0.90	$1.08	$1.05	$1.14

(1)
During the fourth quarter of 2017, we recorded net gains of $25.0 million ($15.5 million after-tax) related to business/property dispositions. During the fourth quarter of 2016, we recorded gains of $31.7 million ($19.6 million after-tax) related to a business divestiture and $14.4 million ($8.9 million after-tax) related to a legal settlement.

(2)
During the fourth quarter of 2017, we recognized a $41.3 million provisional income tax benefit due to the revaluation of our deferred tax liability as a result of the U.S. tax reform bill enacted in December 2017.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2017 regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	4,351,080	(1)	$48.49(2)	5,411,403	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	4,351,080	(1)	$48.49(2)	5,411,403	(3)

(1)
Includes 519,609 shares granted under the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) and 124,729 shares granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Plan”) that are issuable upon settlement of outstanding restricted stock units (“RSUs”). The remaining balance consists of outstanding stock option awards.

(2)	The weighted average exercise price does not take into account the shares issuable upon settlement of outstanding RSUs, which have no exercise price.

(3)	Includes 4,980,391 shares available under the 2017 Plan and 431,012 shares available under the 2014 Plan.
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.
(Registrant)

By:	/s/ MICHAEL J. JACKSON
Michael J. Jackson Chairman, Chief Executive Officer and President
February 14, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chairman, Chief Executive Officer	February 14, 2018
Michael J. Jackson	and President (Principal Executive Officer)

/S/ CHERYL MILLER	Executive Vice President and Chief	February 14, 2018
Cheryl Miller	Financial Officer (Principal Financial Officer)

/S/ CHRISTOPHER CADE	Senior Vice President and Chief Accounting	February 14, 2018
Christopher Cade	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Director	February 14, 2018
Rick L. Burdick

/s/ TOMAGO COLLINS	Director	February 14, 2018
Tomago Collins

/S/ DAVID B. EDELSON	Director	February 14, 2018
David B. Edelson

	Director	February 14, 2018
Karen C. Francis

/S/ ROBERT R. GRUSKY	Director	February 14, 2018
Robert R. Grusky

/S/ KAVEH KHOSROWSHAHI	Director	February 14, 2018
Kaveh Khosrowshahi

/S/ MICHAEL LARSON	Director	February 14, 2018
Michael Larson

/S/ G. MIKE MIKAN	Director	February 14, 2018
G. Mike Mikan

/S/ ALISON H. ROSENTHAL	Director	February 14, 2018
Alison H. Rosenthal

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	12/16/16
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated April 14, 2010, relating to the Company’s 6.75% Senior Notes due 2018.	8-K	001-13107	4.2	4/15/10
4.3	Form of 6.75% Senior Notes due 2018 (included in Exhibit 4.2).	8-K	001-13107	4.2	4/15/10
4.4	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.5	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.4).	8-K	001-13107	4.2	2/1/12
4.6	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.5	4/25/12
4.7	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.6	4/25/12
4.8	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	4/18/14
4.9	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/18/14
4.10	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 3.35% Senior Notes due 2021.	8-K	001-13107	4.2	9/21/15
4.11	Form of 3.35% Senior Notes due 2021 (included in Exhibit 4.10).	8-K	001-13107	4.2	9/21/15
4.12	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.13	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.12).	8-K	001-13107	4.3	9/21/15
4.14	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	4/22/16
4.15	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/22/16
4.16	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	4/22/16
4.17	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	4/22/16

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
4.18	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	10/28/16
4.19	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	10/28/16
4.20	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	10/28/16
4.21	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	10/28/16
4.22	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 6.75% Senior Notes due 2018.	10-Q	001-13107	4.1	11/2/17
4.23	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	11/2/17
4.24	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	11/2/17
4.25	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	11/2/17
4.26	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.5% Senior Notes due 2024.	8-K	001-13107	4.2	11/13/17
4.27	Form of 3.5% Senior Notes due 2024 (included in Exhibit 4.26).	8-K	001-13107	4.3	11/13/17
4.28	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.29	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.28).	8-K	001-13107	4.5	11/13/17
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended and restated.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-214308	99.1	10/28/16
10.7	Amended Employment Agreement, dated January 15, 2015, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	1/16/15

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.8	Amended Employment Agreement, dated October 23, 2014, as amended and restated on January 23, 2015, by and between AutoNation, Inc. and Michael E. Maroone.	8-K	001-13107	10.1	1/23/15
10.9	Letter Agreement, dated February 13, 2013, regarding dealership name usage.	10-Q	001-13107	10.1	4/19/13
10.10	Retirement Agreement and General Release of All Claims, dated March 7, 2017, by and between AutoNation, Inc. and Jonathan P. Ferrando.	8-K	001-13107	10.1	3/8/17
10.11	Separation Agreement and General Release of All Claims, dated May 31, 2017, by and between AutoNation, Inc. and William R. Berman.	8-K	001-13107	10.1	6/1/17
10.12	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.13	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.14	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.15	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.16	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14
10.17	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17
10.18	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”).	10-Q	001-13107	10.1	4/25/08
10.19	Form of Stock Option Agreement for stock options granted under the 2008 Plan.	10-K	001-13107	10.12	2/24/05
10.20	Form of Stock Option Agreement under the 2008 Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09
10.21	Form of Restricted Stock Agreement under the 2008 Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09
10.22	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.23	Form of Restricted Stock Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.5	4/24/09
10.24	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.25	Form of Restricted Stock Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.2	3/7/14
10.26	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15
10.27	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.5	4/22/15
10.28	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.29	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.2	4/22/16
10.30	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation.	8-K	001-13107	10.1	2/6/15

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.31	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17
10.32	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan.	8-K	001-13107	10.2	4/21/17
10.33	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan.	10-Q	001-13107	10.3	8/2/17
10.34	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.35	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10
10.36	Second Amended and Restated Credit Agreement, dated October 19, 2017, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	10/24/17
10.37	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.1	5/22/15
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
Exhibits 10.1 through 10.33 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.