Form 10-Q
period 2018-03-31
AUTONATION, INC.
filed 2018-05-01
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of April 27, 2018, the registrant had 90,843,819 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57.5	$69.2
Receivables, net	883.1	1,111.0
Inventory	3,529.3	3,365.6
Other current assets	177.0	251.7
Total Current Assets	4,646.9	4,797.5
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.2 billion and $1.2 billion, respectively	3,000.3	2,962.7
GOODWILL	1,513.6	1,515.0
OTHER INTANGIBLE ASSETS, NET	587.3	586.8
OTHER ASSETS	472.2	409.5
Total Assets	$10,220.3	$10,271.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,233.1	$2,179.1
Vehicle floorplan payable - non-trade	1,506.1	1,627.8
Accounts payable	302.2	309.8
Commercial paper	270.0	330.0
Current maturities of long-term debt	414.8	414.5
Other current liabilities	707.4	774.5
Total Current Liabilities	5,433.6	5,635.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,958.7	1,959.2
DEFERRED INCOME TAXES	76.1	71.9
OTHER LIABILITIES	280.0	235.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at March 31, 2018, and December 31, 2017, including shares held in treasury	1.0	1.0
Additional paid-in capital	16.1	4.0
Retained earnings	2,936.0	2,832.2
Treasury stock, at cost; 11,232,634 and 11,002,298 shares held, respectively	(481.2)	(467.9)
Total Shareholders’ Equity	2,471.9	2,369.3
Total Liabilities and Shareholders’ Equity	$10,220.3	$10,271.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
New vehicle	$2,802.3	$2,796.2
Used vehicle	1,330.5	1,240.9
Parts and service	858.5	845.1
Finance and insurance, net	240.8	221.6
Other	27.8	35.6
TOTAL REVENUE	5,259.9	5,139.4
Cost of sales:
New vehicle	2,672.6	2,651.9
Used vehicle	1,244.7	1,163.9
Parts and service	473.0	474.1
Other	27.3	29.7
TOTAL COST OF SALES (excluding depreciation shown below)	4,417.6	4,319.6
Gross profit:
New vehicle	129.7	144.3
Used vehicle	85.8	77.0
Parts and service	385.5	371.0
Finance and insurance	240.8	221.6
Other	0.5	5.9
TOTAL GROSS PROFIT	842.3	819.8
Selling, general, and administrative expenses	626.8	595.3
Depreciation and amortization	40.0	37.3
Other income, net	(10.3)	(19.5)
OPERATING INCOME	185.8	206.7
Non-operating income (expense) items:
Floorplan interest expense	(28.3)	(21.5)
Other interest expense	(32.3)	(28.8)
Interest income	0.2	0.4
Other income, net	0.8	3.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	126.2	159.8
Income tax provision	32.9	61.6
NET INCOME FROM CONTINUING OPERATIONS	93.3	98.2
Income (loss) from discontinued operations, net of income taxes	0.4	(0.1)
NET INCOME	$93.7	$98.1
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.01	$0.97
Discontinued operations	$—	$—
Net income	$1.02	$0.97
Weighted average common shares outstanding	92.1	101.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.01	$0.97
Discontinued operations	$—	$—
Net income	$1.01	$0.97
Weighted average common shares outstanding	92.7	101.6
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	91.3	101.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	93.7	—	93.7
Repurchases of common stock	—	—	—	—	(26.6)	(26.6)
Stock-based compensation expense	—	—	14.3	—	—	14.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(2.2)	—	13.3	11.1
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT MARCH 31, 2018	102,562,149	$1.0	$16.1	$2,936.0	$(481.2)	$2,471.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2018	2017
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$93.7	$98.1
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.4)	0.1
Depreciation and amortization	40.0	37.3
Amortization of debt issuance costs and accretion of debt discounts	1.7	1.4
Stock-based compensation expense	14.3	4.6
Deferred income tax provision	1.0	4.2
Net gain related to business/property dispositions	(12.2)	(9.6)
Non-cash impairment charges	1.3	—
Other	(0.1)	(7.3)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	214.6	201.6
Inventory	(177.7)	(185.8)
Other assets	(74.2)	(16.0)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	63.6	(8.4)
Accounts payable	(0.5)	6.7
Other liabilities	33.6	58.9
Net cash provided by continuing operations	198.7	185.8
Net cash used in discontinued operations	—	(0.2)
Net cash provided by operating activities	198.7	185.6
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(101.5)	(90.1)
Property operating lease buy-outs	—	(3.3)
Proceeds from the sale of property and equipment	—	0.3
Proceeds from assets held for sale	1.8	13.4
Insurance recoveries on property and equipment	—	1.2
Cash received from business divestitures, net of cash relinquished	89.2	9.9
Cash used in business acquisitions, net of cash acquired	(1.9)	(5.8)
Other	(0.8)	(0.9)
Net cash used in continuing operations	(13.2)	(75.3)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(13.2)	(75.3)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2018	2017
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(23.3)	—
Proceeds from revolving credit facility	—	260.0
Payments of revolving credit facility	—	(260.0)
Net payments of commercial paper	(60.0)	(177.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(124.2)	41.4
Payments of mortgage facility	—	(2.5)
Payments of capital leases and other debt obligations	(1.2)	(1.1)
Proceeds from the exercise of stock options	13.3	21.5
Payments of tax withholdings for stock-based awards	(2.3)	(0.4)
Net cash used in continuing operations	(197.7)	(118.1)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(197.7)	(118.1)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(12.2)	(7.8)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	71.1	65.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$58.9	$57.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2018, we owned and operated 336 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the three months ended March 31, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). As of March 31, 2018, we also owned and operated 76 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
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
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries; intercompany accounts and transactions have been eliminated. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The Unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included within our most recent Annual Report on Form 10-K. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, our financial position and results of operations for the periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. The critical accounting estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, other intangible assets, and accruals for chargebacks against revenue recognized from the sale of finance and insurance products. Other significant accounting estimates include certain assumptions related to long-lived assets, assets held for sale, accruals related to self-insurance programs, certain legal proceedings, and estimated tax liabilities.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (ASC Topic 606) that amends the accounting guidance on revenue recognition. The new accounting standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

The new accounting standard update must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures).

The new accounting standard is effective for reporting periods beginning after December 15, 2017. We adopted the accounting standard effective January 1, 2018, using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 605. We recognized a net after-tax cumulative effect adjustment to retained earnings of $10.1 million as of the date of adoption. The details and quantitative impacts of the significant changes are described below.

Finance and Insurance
We participate in future profit pursuant to retrospective commission arrangements with the issuers of certain finance and insurance products, payment of which is contingent upon the annual performance of the portfolio of contracts. We previously recognized this revenue by the amount that would be due at each reporting date based on the performance of the portfolio at such date and recorded amounts due to us as receivables. Under ASC Topic 606, revenue associated with this portion of the transaction price is accelerated as it is considered variable consideration for which we must estimate the amount to which we will be entitled, and amounts are reflected as a contract asset until the right to such consideration becomes unconditional, at which time amounts due are reclassified to receivables. Additionally, we previously deferred revenue by the net amount of consideration that we retained for the sale of a contract under our Vehicle Care Program (“VCP”), a vehicle maintenance program that provides a specific number of maintenance services to be redeemed at an AutoNation location over a five-year term. Under ASC Topic 606, we have determined that we act as the principal in this arrangement since we have the primary responsibility to provide the specified services to the customer under the VCP contract. Therefore, we defer the gross revenue on sales of VCP contracts and record such amounts as a contract liability, and reflect the amount due from the third-party administrator for customer claims in Other Current Assets and Other Assets.

Parts and Service
We previously recognized revenue for an automotive repair and maintenance service when the service was completed and recorded amounts due to us as receivables. Under ASC Topic 606, performance obligations associated with automotive repair and maintenance services are satisfied over time, which results in the acceleration of revenue recognition, and amounts due to us are reflected as a contract asset until the right to such consideration becomes unconditional, at which time amounts due to us are reclassified to receivables. Additionally, the timing of revenue recognition associated with customer loyalty points offered for parts and services for select franchises in certain of our stores is now deferred. We previously accrued the incremental cost of loyalty points awarded. Under the new standard, a customer loyalty program that provides a customer with a material right is accounted for as a separate performance obligation with revenue recognized when the loyalty points are redeemed.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impacts on Consolidated Financial Statements
The following tables summarize the impacts to each financial statement line item affected by the adoption of ASC Topic 606 as of and for the three months ended March 31, 2018.

Consolidated Balance Sheet Line Items
	Impact of changes in accounting policies
March 31, 2018	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Receivables, net	$883.1	$890.2	$(7.1)
Inventory	3,529.3	3,533.5	(4.2)
Other current assets	177.0	127.4	49.6
Other assets	472.2	419.4	52.8
Other current liabilities	707.4	677.2	30.2
Deferred income taxes	76.1	72.7	3.4
Other liabilities	280.0	233.1	46.9
Retained earnings	2,936.0	2,925.4	10.6

Consolidated Statement of Income Line Items
	Impact of changes in accounting policies
Three Months Ended March 31, 2018	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Revenue:
Parts and service	$858.5	$859.5	$(1.0)
Finance and insurance	240.8	239.7	1.1
Cost of sales:
Parts and service	473.0	473.6	(0.6)
Gross profit:
Parts and service	385.5	385.9	(0.4)
Finance and insurance	240.8	239.7	1.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	126.2	125.5	0.7
Income tax provision	32.9	32.7	0.2
NET INCOME FROM CONTINUING OPERATIONS	93.3	92.8	0.5
NET INCOME	93.7	93.2	0.5

Consolidated Statement of Cash Flows Line Items
	Impact of changes in accounting policies
Three Months Ended March 31, 2018	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Net income	$93.7	$93.2	$0.5
Deferred income tax provision	1.0	0.8	0.2
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	214.6	207.5	7.1
Inventory	(177.7)	(177.2)	(0.5)
Other assets	(74.2)	10.2	(84.4)
Increase (decrease), net of effects from business combinations and divestitures:
Other liabilities	33.6	(43.5)	77.1

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standard update that provides classification guidance on eight specific cash flow issues, for which guidance previously did not exist or was unclear. The amendments in this accounting standard update are effective for periods beginning after December 15, 2017. We adopted this accounting standard update effective January 1, 2018. The activity on our consolidated statement of cash flows was previously classified in accordance with the provisions of the new standard. Therefore, the provisions of the accounting standard update did not impact our consolidated statements of cash flows.
Restricted Cash
In November 2016, the FASB issued an accounting standard update that requires the statement of cash flows explain the change during the period in the total of cash and cash equivalents, as well as restricted cash and restricted cash equivalents. Therefore, restricted cash should be included in the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. The amendments in this accounting standard update are effective for periods beginning after December 15, 2017, and should be applied using a retrospective transition method to each period presented. We adopted this accounting standard update effective January 1, 2018, and made the relevant changes, which were not material, to each period presented in our consolidated statements of cash flows.
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
We expect that this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for real estate and equipment operating leases. We expect that our leasing activity will continue between now and the adoption date. We expect to elect all of the standard’s available practical expedients on adoption. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $375 million to $475 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We have a significant number of real estate leases, including for land and buildings. The majority of our leases for land are classified as operating leases under current lease accounting guidance. For new leases entered into after adoption, the new lease standard may affect the pattern of expense recognition related to the land component of a new real estate lease, since those land leases may be classified as financing leases under the new standard.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.    REVENUE RECOGNITION
Disaggregation of Revenue
The significant majority of our revenue is from contracts with customers. Taxes assessed by governmental authorities that are directly imposed on revenue transactions are excluded from revenue. In the following table, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. We have determined that these categories depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue with our reportable segments.

	Three Months Ended March 31, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New	$933.6	$955.8	$912.9	$—	$2,802.3
Used	462.8	366.8	478.0	22.9	1,330.5
Parts and service	270.5	234.3	268.6	85.1	858.5
Finance and insurance, net	85.8	89.3	58.0	7.7	240.8
Other	21.0	6.4	0.3	0.1	27.8
	$1,773.7	$1,652.6	$1,717.8	$115.8	$5,259.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,602.8	$1,475.2	$1,492.2	$30.9	$4,601.1
Goods and services transferred over time(2)	170.9	177.4	225.6	84.9	658.8
	$1,773.7	$1,652.6	$1,717.8	$115.8	$5,259.9

(1) “Corporate and other” is comprised of our other businesses, including collision centers, automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers.
(2) Represents revenue recognized during the period for automotive repair and maintenance services.

Contract Assets and Liabilities
When the timing of our provision of goods or services is different from the timing of the payments made by our customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with automotive repair and maintenance services, as well as our estimate of variable consideration that has been included in the transaction price for certain finance and insurance products (retrospective commissions). These contract assets are reclassified to receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to upfront payments received from customers for the sale of certain finance and insurance products for which our performance obligations are satisfied, and revenue is recognized, as each underlying service of the multi-year contract is completed during the contract term.

Our receivables from contracts with customers are included in Receivables, net, our current contract asset is included with Other Current Assets, our long-term contract asset is included with Other Assets, our current contract liability is included with Other Current Liabilities, and our long-term contract liability is included with Other Long-Term Liabilities in our consolidated balance sheet.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The opening and closing balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities are as follows:

	March 31, 2018	January 1, 2018
Receivables from contracts with customers, net	$671.8	$854.3
Contract Asset (Current)	19.5	18.4
Contract Asset (Long-Term)	5.9	1.4
Contract Liability (Current)	28.5	26.7
Contract Liability (Long-Term)	63.6	63.8

Three Months Ended
March 31,
2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$7.5
Performance obligations satisfied in previous periods	$5.9

The differences between the opening and closing balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods. Other significant changes include contract assets of $8.3 million reclassified to receivables.

Performance Obligations and Significant Judgments and Estimates Related to Revenue Recognition

New and Used Vehicle
We sell new vehicles at our franchised dealerships and used vehicles at our franchised dealerships and AutoNation USA stores. The transaction price for a vehicle sale is determined with the customer at the time of sale. Customers often trade in their own vehicle to apply toward the purchase of a retail new or used vehicle. The “trade-in” vehicle is a type of noncash consideration measured at fair value, based on external and internal market data for the specific vehicle, and applied as payment to the contract price for the purchased vehicle.

When we sell a new or used vehicle, we typically transfer control at a point in time upon delivery of the vehicle to the customer, which is generally at time of sale, as the customer is able to direct the use of, and obtain substantially all of the benefits from, the vehicle at such time. We do not directly finance our customers’ vehicle purchases or leases. In many cases, we arrange third-party financing for the retail sale or lease of vehicles to our customers in exchange for a fee paid to us by the third-party financial institution. We receive payment directly from the customer at the time of sale or from the third-party financial institution (referred to as contracts-in-transit or vehicle receivables, which are part of our receivables from contracts with customers) within a short period of time following the sale. We establish provisions, which are not significant, for estimated returns and warranties on the basis of both historical information and current trends.

We also offer auction services at our AutoNation-branded automotive auctions, revenue from which is included within Used Vehicle wholesale revenue. The transaction price for auction services is based on an established pricing schedule and determined with the customer at the time of sale, and payment is due upon completion of service. We satisfy our performance obligations related to auction services at the point in time that control transfers to the customer, which is when the service is completed.
Parts and Service
We sell parts and automotive services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. We also sell parts through our wholesale and retail counter channels.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Each automotive repair and maintenance service is a single performance obligation that includes both the parts and labor associated with the service. Payment for automotive service work is typically due upon completion of the service, which is generally completed within a short period of time from contract inception. The transaction price for automotive repair and maintenance services is based on the parts used, the number of labor hours applied, and standardized hourly labor rates. We satisfy our performance obligations, transfer control, and recognize revenue over time for automotive repair and maintenance services because we are creating an asset with no alternative use and we have an enforceable right to payment for performance completed to date. We use an input method to recognize revenue and measure progress based on labor hours expended relative to the total labor hours expected to be expended to satisfy the performance obligation. We have determined labor hours expended to be the relevant measure of work performed to complete the automotive repair or maintenance service for the customer. As a practical expedient, since automotive repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue.

The transaction price for wholesale and retail counter parts sales is determined at the time of sale based on the quantity and price of each product purchased. Payment is typically due at time of sale, or within a short period of time following the sale. We establish provisions, which are not significant, for estimated parts returns based on historical information and current trends. Delivery methods of wholesale and retail counter parts vary; however, we generally consider control of wholesale and retail counter parts to transfer when the products are shipped, which typically occurs the same day as or within a few days of the sale. We also offer customer loyalty points for parts and service for select franchises in a relative few of our stores and we satisfy our performance obligation and recognize revenue when the loyalty points are redeemed. Amounts deferred related to the customer loyalty programs are insignificant.

Finance and Insurance
We sell and receive a commission on the following types of finance and insurance products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products, among others. We offer products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries.

Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, in other cases, we sell the product, recognize an upfront commission, and participate in future profit pursuant to retrospective commission arrangements with the issuers of those contracts through the life of the related contracts. For retrospective commission arrangements, we are paid annually based on the annual performance of the issuers’ product portfolio. For the majority of finance and insurance product sales, our performance obligation is to arrange for the provision of goods or services by another party. Our performance obligation is satisfied when this arrangement is made, which is when the finance and insurance product is delivered to the end-customer, generally at the time of the vehicle sale. As agent, we recognize revenue in the amount of any fee or commission to which we expect to be entitled, which is the net amount of consideration that we retain after paying the third-party provider the consideration received in exchange for the goods or services to be fulfilled by that party.

The retrospective commission we earn on each product sold is a form of variable consideration that is constrained due to it being highly susceptible to factors outside our influence and control. Our agreements with the third-party administrators generally provide for an annual retrospective commission payout based on the product portfolio performance for that year. We estimate variable consideration related to retrospective commissions and perform a constraint analysis using the expected value method based on the historical performance of the product portfolios and current trends to estimate the amount of retrospective commissions to which we expect we will be entitled. At each reporting period, we reassess our expectations about the amount of retrospective commission variable consideration to which we expect to be entitled and recognize revenue when we no longer believe a significant revenue reversal is probable. Additionally, we may be charged back for commissions related to finance and insurance products in the event of early termination, default, or prepayment of the contracts by end-customers (“chargebacks”). An estimated refund liability for chargebacks against the revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized and is based primarily on our historical chargeback experience. We update our measurement of the chargeback liability at each reporting date for changes in expectations about the amount of chargebacks.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We also sell a vehicle maintenance program (the Vehicle Care Program or “VCP”) where we act as the principal in the sale since we have the primary responsibility to provide the specified services to the customer under the VCP contract. When a VCP product is sold in conjunction with the sale of a vehicle to the same customer, the stand-alone selling prices of each product are based on observable selling prices. Under a VCP contract, a customer purchases a specific number of maintenance services to be redeemed at an AutoNation location over a five-year term from the date of purchase. We satisfy our performance obligations and recognize revenue as maintenance services are rendered, since the customer benefits when we have completed the maintenance service. Although payment is due from the customer at the time of sale and services are rendered at points in time during a five-year contract term, these contracts do not contain a significant financing component. The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$91.9	$28.3	$45.6	$18.0

We also recognize revenue, net of estimated chargebacks, for commissions earned by us for the transfer of financial assets when we arrange installment loans and leases with third-party lenders in connection with customer vehicle purchases.

Other Revenue
The majority of our other revenue is generated from the sale of vehicles to fleet/rental car companies that are specifically ordered for such companies (“fleet” sales). Revenue recognition for fleet sales is very similar to the recognition of revenue for new vehicles, described above.

Contract Costs
For sales commissions incurred related to sales of vehicles and sales of finance and insurance products for which we act as agent, we have elected as a practical expedient to not capitalize the incremental costs to obtain those contracts since they are point-of-sale transactions and the amortization period would be immediate.

We have determined that the sales commissions and third-party administrator fees incurred related to sales of VCP products qualify for capitalization since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. As of March 31, 2018, we had $9.1 million of capitalized costs incurred to obtain or fulfill a VCP contract with a customer, and we recognized $0.7 million of amortization associated with these capitalized costs during the three months ended March 31, 2018.

3.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2018	December 31, 2017
Trade receivables	$145.3	$162.6
Manufacturer receivables	217.6	253.3
Other	39.5	44.9
	402.4	460.8
Less: allowances for doubtful accounts	(4.5)	(5.5)
	397.9	455.3
Contracts-in-transit and vehicle receivables	485.2	655.7
Receivables, net	$883.1	$1,111.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

4.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2018	December 31, 2017
New vehicles	$2,812.5	$2,577.9
Used vehicles	503.1	576.5
Parts, accessories, and other	213.7	211.2
Inventory	$3,529.3	$3,365.6

The components of vehicle floorplan payable are as follows:

	March 31, 2018	December 31, 2017
Vehicle floorplan payable - trade	$2,233.1	$2,179.1
Vehicle floorplan payable - non-trade	1,506.1	1,627.8
Vehicle floorplan payable	$3,739.2	$3,806.9
Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.1% for the three months ended March 31, 2018, and 2.3% for the three months ended March 31, 2017. At March 31, 2018, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $3.4 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.1% for the three months ended March 31, 2018, and 2.2% for the three months ended March 31, 2017. At March 31, 2018, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $500.0 million, of which $333.6 million had been borrowed. The remaining borrowing capacity of $166.4 million was limited to $26.7 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2018	December 31, 2017
Goodwill	$1,513.6	$1,515.0

Franchise rights - indefinite-lived	$572.2	$572.2
Other intangibles	24.1	23.3
	596.3	595.5
Less: accumulated amortization	(9.0)	(8.7)
Other intangible assets, net	$587.3	$586.8
We are scheduled to complete our annual impairment tests of our goodwill and franchise rights as of April 30, 2018, during the second quarter of 2018.

6.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2018	December 31, 2017
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$400.0	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Capital leases and other debt	Various dates through 2037	Monthly	138.1	139.4
			2,388.1	2,389.4
Less: unamortized debt discounts and debt issuance costs			(14.6)	(15.7)
Less: current maturities			(414.8)	(414.5)
Long-term debt, net of current maturities			$1,958.7	$1,959.2
Senior Unsecured Notes and Credit Agreement
The interest rates payable on the 3.35% Senior Notes, 3.5% Senior Notes, 4.5% Senior Notes, and 3.8% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes. In April 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on October 19, 2022. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2018, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $47.9 million at March 31, 2018, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at March 31, 2018. As of March 31, 2018, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $1.4 billion.

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
Other Long-Term Debt
At March 31, 2018, we had capital lease and other debt obligations of $138.1 million, which are due at various dates through 2037.
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
At March 31, 2018, we had $270.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.26% and a weighted-average remaining term of 14 days. At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days.

7.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $29.1 million at March 31, 2018, and $81.1 million at December 31, 2017.
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
Tax Reform
On December 22, 2017, H.R.1 formerly known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. We have not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017.
As of March 31, 2018, we are still analyzing certain aspects of the new legislation and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law and whether states will conform to changes in the law. For the quarter ended March 31, 2018, we have recorded no adjustments to income tax expense related to

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

our provisional estimate recorded as of December 31, 2017. The provisional amounts will be subject to adjustment during a measurement period of up to one year from the date of enactment.

8.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2018	2017
Shares repurchased	0.5	—
Aggregate purchase price	$26.6	$—
Average purchase price per share	$48.38	$—

As of March 31, 2018, $87.1 million remained available for share repurchases under the program. In April 2018, our Board of Directors authorized the repurchase of an additional $250 million of shares of our common stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2018	2017
Shares issued	0.3	0.6
Proceeds from the exercise of stock options	$13.3	$21.5
Average exercise price per share	$51.15	$34.03

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and settlement of restricted stock units (“RSUs”), as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs (in actual number of shares):

	Three Months Ended
	March 31,
	2018	2017
Shares issued	112,824	—
Shares surrendered to AutoNation to satisfy tax withholding obligations	45,690	8,124

9.	EARNINGS PER SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method. Our restricted stock awards are considered participating securities because they contain non-forfeitable rights to dividends. As the number of shares granted under such awards that have not yet vested is immaterial, all earnings per share amounts reflect such shares as if they were fully vested shares and the disclosures associated with the two-class method are not presented. RSU awards are not considered participating securities as they do not contain non-forfeitable rights to dividends.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2018	2017
Net income from continuing operations	$93.3	$98.2
Income (loss) from discontinued operations, net of income taxes	0.4	(0.1)
Net income	$93.7	$98.1

Weighted average common shares outstanding used in calculating basic EPS	92.1	101.1
Effect of dilutive stock options and unvested RSUs	0.6	0.5
Weighted average common shares outstanding used in calculating diluted EPS	92.7	101.6

Basic EPS amounts(1):
Continuing operations	$1.01	$0.97
Discontinued operations	$—	$—
Net income	$1.02	$0.97

Diluted EPS amounts(1):
Continuing operations	$1.01	$0.97
Discontinued operations	$—	$—
Net income	$1.01	$0.97
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2018	2017
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	1.4	3.1

10.	STORE DIVESTITURES
During the first quarter of 2018, we divested seven Domestic stores, two Import stores, one Premium Luxury store, and one collision center, and recorded a net gain of $6.5 million. Write-downs associated with certain of the business divestitures that closed during the first quarter of 2018 were previously recorded during the fourth quarter of 2017. During the first quarter of 2017, we divested one Import store and recorded a gain of $4.3 million.
Gains on divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

11.	ACQUISITIONS
During the three months ended March 31, 2018, we purchased one collision center in the Baltimore, Maryland market. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for this business combination are preliminary and subject to final adjustment. We purchased one collision center in the Seattle, Washington market during the three months ended March 31, 2017.
The acquisition that occurred during the three months ended March 31, 2018, was not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of this acquisition had been included in our

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

consolidated results for the entire three month periods ended March 31, 2018 and 2017, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of March 31, 2018 and 2017, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2019 to 2034 are approximately $20 million at March 31, 2018. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2018. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2018, surety bonds, letters of credit, and cash deposits totaled $108.9 million, of which $47.9 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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
At March 31, 2018 and 2017, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers, automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and retrospective commissions for certain finance and insurance transactions that we arrange under agreements with third parties.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.
The following table provides information on revenues from external customers, intercompany revenues, and segment income of our reportable segments. Intercompany sales, which are eliminated in consolidation, may be based on current market prices, current fair values, or cost plus margin depending on the product type and the markets in which the products are sold.

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,773.7	$1,652.6	$1,717.8	$1,800.8	$1,631.7	$1,616.6
Intercompany revenues	140.6	80.9	102.1	138.8	92.0	116.0
Segment income (1)	60.3	72.8	87.7	61.4	71.7	80.5

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes.

	Three Months Ended
	March 31,
	2018	2017
Total segment income for reportable segments	$220.8	$213.6
Corporate and other	(63.3)	(28.4)
Other interest expense	(32.3)	(28.8)
Interest income	0.2	0.4
Other income, net	0.8	3.0
Income from continuing operations before income taxes	$126.2	$159.8

14.	BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2018, approximately 62% of our total retail new vehicle unit sales

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles sold during the three months ended March 31, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $217.6 million at March 31, 2018, and $253.3 million at December 31, 2017. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2018, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

•
Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	March 31, 2018	December 31, 2017
Carrying value	$2,373.5	$2,373.7
Fair value	$2,385.2	$2,442.1

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
We had assets held for sale in continuing operations of $61.3 million as of March 31, 2018, and $169.1 million as of December 31, 2017, primarily related to property held for sale, as well as inventory, goodwill, franchise rights, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $14.4 million as of March 31, 2018, and $14.4 million as of December 31, 2017, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2018 and 2017:

	2018		2017
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$(1.0)	$—	$—
Long-lived assets held for sale in continuing operations	$0.6	$(0.3)	$—	$—
Long-Lived Assets Held and Used
The non-cash impairment charge recorded during the three months ended March 31, 2018, is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Continuing Operations
The non-cash impairment charge recorded to long-lived assets held for sale during the three months ended March 31, 2018, is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The total amounts presented on our statements of cash flows include cash, cash equivalents, and restricted cash. Restricted cash includes certain deferred purchase price commitments related to certain acquisitions. The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$57.5	$69.2
Restricted cash included in Current Assets	1.4	1.9
Total cash, cash equivalents, and restricted cash	$58.9	$71.1
Non-Cash Investing and Financing Activities
We had non-cash investing and financing activities of $2.2 million related to increases in property acquired under capital leases for the three months ended March 31, 2017. We also had non-cash investing and financing activities of $3.3 million related to capital leases and deferred purchase price commitments associated with acquisitions during the three months ended March 31, 2017. In addition, we had accrued purchases of property and equipment of $26.4 million at March 31, 2018, and $22.4 million at March 31, 2017.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $46.5 million during the three months ended March 31, 2018, and $43.5 million during the three months ended March 31, 2017. We made income tax payments, net of income tax refunds, of $84.6 million during the three months ended March 31, 2018, and $0.5 million during the three months ended March 31, 2017.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2018, we owned and operated 336 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the three months ended March 31, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). As of March 31, 2018, we also owned and operated 76 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
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
At March 31, 2018, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2018, new vehicle sales accounted for approximately 53% of our total revenue and approximately 15% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue and approximately 10% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the three months ended March 31, 2018, contributed approximately 74% of our total gross profit for the same period.

Market Conditions
In the first quarter of 2018, U.S. industry retail new vehicle unit sales were down 2% as compared to the first quarter of 2017. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, an increase in off-lease supply of late-model used vehicles could benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume.
Results of Operations
During the three months ended March 31, 2018, we had net income from continuing operations of $93.3 million, or $1.01 per share on a diluted basis, as compared to net income from continuing operations of $98.2 million, or $0.97 per share on a diluted basis, during the same period in 2017.
During the first quarter of 2018, used vehicle gross profit increased 11%, finance and insurance gross profit increased 9%, and parts and service gross profit increased 4%, each as compared to the first quarter of 2017, due in part to our brand extension strategy. Used vehicle gross profit PVR during the first quarter of 2017 was adversely impacted as we rolled out our One Price centralized pricing and appraisal strategy and worked through the majority of used vehicle inventory that was previously on recall hold as of the end of 2016. Improvements to gross profit during the first quarter of 2018 were partially offset by an increase in SG&A expenses largely as a result of investments related to our brand extension strategy and a shift in timing of stock-based compensation expense related to our annual grant of stock-based awards back to the first quarter, as well as a decrease in new vehicle gross profit. Our retail new vehicle unit sales decreased 2% in the first quarter of 2018, as compared to the first quarter of 2017, largely due to divestitures we completed subsequent to the first quarter of 2017, as well as competitive market conditions in a plateauing new vehicle sales environment and an increase in off-lease supply of late-model used vehicles. Our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed (“PVR”) basis were also adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs, particularly in our Import and Domestic segments. Floorplan interest expense and other interest expense also increased as compared to the prior year period, primarily due to higher average interest rates.
During the three months ended March 31, 2018, net income from continuing operations benefited from net after-tax gains of $9.3 million related to store/property divestitures, partially offset by after-tax asset impairments and other charges of $1.5 million. During the three months ended March 31, 2017, net income from continuing operations benefited from after-tax gains of $6.1 million related to store/property divestitures and $6.1 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights.
Strategic Initiatives
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, the expansion of AutoNation-branded collision centers and AutoNation-branded automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers. During the three months ended March 31, 2018, we acquired one collision center and opened one automotive auction and two AutoNation USA stores. We also have partnered with Waymo, the self-driving technology company of Alphabet Inc., in a multi-year agreement to support Waymo’s autonomous vehicle program. We do not expect this agreement to have a material effect on our financial results during the early stages of this strategic partnership.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to market values, and as a result, our new vehicle inventory balance was net of cumulative write-downs of $1.5 million at March 31, 2018, and $2.2 million at December 31, 2017.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to market values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.4 million at March 31, 2018, and $4.1 million at December 31, 2017.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or market. We estimate the amount of potential obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $5.1 million at March 31, 2018, and $5.2 million at December 31, 2017.

Critical Accounting Estimates
We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For additional discussion of our critical accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test as of April 30, 2018, during the second quarter of 2018.

As of March 31, 2018, we have $232.4 million of goodwill related to the Domestic reporting unit, $532.5 million related to the Import reporting unit, $709.3 million related to the Premium Luxury reporting unit, and $39.4 million in “Other.”
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2018, during the second quarter of 2018.
Chargeback Liability
We estimate our liability for chargebacks on commissions related to financing, vehicle service contracts, or other vehicle protection products on an individual basis using our historical chargeback experience based on internal cancellation data, as well as cancellation data received from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $122.6 million at March 31, 2018, and $120.8 million at December 31, 2017.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,802.3	$2,796.2	$6.1	0.2
Retail used vehicle	1,237.1	1,156.1	81.0	7.0
Wholesale	93.4	84.8	8.6	10.1
Used vehicle	1,330.5	1,240.9	89.6	7.2
Finance and insurance, net	240.8	221.6	19.2	8.7
Total variable operations(1)	4,373.6	4,258.7	114.9	2.7
Parts and service	858.5	845.1	13.4	1.6
Other	27.8	35.6	(7.8)
Total revenue	$5,259.9	$5,139.4	$120.5	2.3
Gross profit:
New vehicle	$129.7	$144.3	$(14.6)	(10.1)
Retail used vehicle	82.0	74.9	7.1	9.5
Wholesale	3.8	2.1	1.7
Used vehicle	85.8	77.0	8.8	11.4
Finance and insurance	240.8	221.6	19.2	8.7
Total variable operations(1)	456.3	442.9	13.4	3.0
Parts and service	385.5	371.0	14.5	3.9
Other	0.5	5.9	(5.4)
Total gross profit	842.3	819.8	22.5	2.7
Selling, general, and administrative expenses	626.8	595.3	(31.5)	(5.3)
Depreciation and amortization	40.0	37.3	(2.7)
Other income, net	(10.3)	(19.5)	(9.2)
Operating income	185.8	206.7	(20.9)	(10.1)
Non-operating income (expense) items:
Floorplan interest expense	(28.3)	(21.5)	(6.8)
Other interest expense	(32.3)	(28.8)	(3.5)
Interest income	0.2	0.4	(0.2)
Other income, net	0.8	3.0	(2.2)
Income from continuing operations before income taxes	$126.2	$159.8	$(33.6)	(21.0)
Retail vehicle unit sales:
New vehicle	74,178	75,798	(1,620)	(2.1)
Used vehicle	62,210	60,608	1,602	2.6
	136,388	136,406	(18)	—
Revenue per vehicle retailed:
New vehicle	$37,778	$36,890	$888	2.4
Used vehicle	$19,886	$19,075	$811	4.3
Gross profit per vehicle retailed:
New vehicle	$1,748	$1,904	$(156)	(8.2)
Used vehicle	$1,318	$1,236	$82	6.6
Finance and insurance	$1,766	$1,625	$141	8.7
Total variable operations(2)	$3,318	$3,232	$86	2.7

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2018 (%)	2017 (%)
Revenue mix percentages:
New vehicle	53.3	54.4
Used vehicle	25.3	24.1
Parts and service	16.3	16.4
Finance and insurance, net	4.6	4.3
Other	0.5	0.8
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	15.4	17.6
Used vehicle	10.2	9.4
Parts and service	45.8	45.3
Finance and insurance	28.6	27.0
Other	—	0.7
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.6	5.2
Used vehicle - retail	6.6	6.5
Parts and service	44.9	43.9
Total	16.0	16.0
Selling, general, and administrative expenses	11.9	11.6
Operating income	3.5	4.0
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	74.4	72.6
Operating income	22.1	25.2

	March 31,
	2018	2017
Inventory days supply:
New vehicle (industry standard of selling days)	69 days	71 days
Used vehicle (trailing calendar month days)	31 days	37 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2017 columns may differ from the same store amounts presented for 2017 in the prior year.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,757.4	$2,718.3	$39.1	1.4
Retail used vehicle	1,200.6	1,116.7	83.9	7.5
Wholesale	88.4	81.9	6.5	7.9
Used vehicle	1,289.0	1,198.6	90.4	7.5
Finance and insurance, net	237.6	216.8	20.8	9.6
Total variable operations(1)	4,284.0	4,133.7	150.3	3.6
Parts and service	841.5	823.3	18.2	2.2
Other	27.8	35.5	(7.7)
Total revenue	$5,153.3	$4,992.5	$160.8	3.2
Gross profit:
New vehicle	$127.4	$141.2	$(13.8)	(9.8)
Retail used vehicle	80.7	72.5	8.2	11.3
Wholesale	0.8	2.0	(1.2)
Used vehicle	81.5	74.5	7.0	9.4
Finance and insurance	237.6	216.8	20.8	9.6
Total variable operations(1)	446.5	432.5	14.0	3.2
Parts and service	377.7	361.2	16.5	4.6
Other	0.5	5.8	(5.3)
Total gross profit	$824.7	$799.5	$25.2	3.2
Retail vehicle unit sales:
New vehicle	73,275	73,538	(263)	(0.4)
Used vehicle	60,270	58,233	2,037	3.5
	133,545	131,771	1,774	1.3
Revenue per vehicle retailed:
New vehicle	$37,631	$36,965	$666	1.8
Used vehicle	$19,920	$19,176	$744	3.9
Gross profit per vehicle retailed:
New vehicle	$1,739	$1,920	$(181)	(9.4)
Used vehicle	$1,339	$1,245	$94	7.6
Finance and insurance	$1,779	$1,645	$134	8.1
Total variable operations(2)	$3,337	$3,267	$70	2.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2018 (%)	2017 (%)
Revenue mix percentages:
New vehicle	53.5	54.4
Used vehicle	25.0	24.0
Parts and service	16.3	16.5
Finance and insurance, net	4.6	4.3
Other	0.6	0.8
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	15.4	17.7
Used vehicle	9.9	9.3
Parts and service	45.8	45.2
Finance and insurance	28.8	27.1
Other	0.1	0.7
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.6	5.2
Used vehicle - retail	6.7	6.5
Parts and service	44.9	43.9
Total	16.0	16.0

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,802.3	$2,796.2	$6.1	0.2
Gross profit	$129.7	$144.3	$(14.6)	(10.1)
Retail vehicle unit sales	74,178	75,798	(1,620)	(2.1)
Revenue per vehicle retailed	$37,778	$36,890	$888	2.4
Gross profit per vehicle retailed	$1,748	$1,904	$(156)	(8.2)
Gross profit as a percentage of revenue	4.6%	5.2%
Inventory days supply (industry standard of selling days)	69 days	71 days

	Three Months Ended March 31,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,757.4	$2,718.3	$39.1	1.4
Gross profit	$127.4	$141.2	$(13.8)	(9.8)
Retail vehicle unit sales	73,275	73,538	(263)	(0.4)
Revenue per vehicle retailed	$37,631	$36,965	$666	1.8
Gross profit per vehicle retailed	$1,739	$1,920	$(181)	(9.4)
Gross profit as a percentage of revenue	4.6%	5.2%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $44.9 million and $77.9 million in new vehicle revenue and $2.3 million and $3.1 million in new vehicle gross profit for the three months ended March 31, 2018 and 2017, respectively, is related to acquisition and divestiture activity.

First Quarter 2018 compared to First Quarter 2017
Same store new vehicle revenue increased during the three months ended March 31, 2018, as compared to the same period in 2017, due to an increase in revenue PVR, partially offset by a decrease in same store unit volume. The decrease in same store unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, as well as certain manufacturers’ disruptive marketing and sales incentive programs. New vehicle unit volume was also adversely impacted by an increase in off-lease supply of late-model used vehicles.
Same store revenue PVR during the three months ended March 31, 2018, increased due to an increase in the average selling prices for vehicles in all three segments, due in part to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended March 31, 2018, for vehicles in all three segments resulting from a competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs.

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

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Floorplan assistance	$28.5	$28.3	$0.2
New vehicle floorplan interest expense	(26.2)	(20.2)	(6.0)
Net new vehicle inventory carrying benefit	$2.3	$8.1	$(5.8)
First Quarter 2018 compared to First Quarter 2017
The net new vehicle inventory carrying benefit decreased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in floorplan interest expense resulting from higher average interest rates, partially offset by lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,237.1	$1,156.1	$81.0	7.0
Wholesale revenue	93.4	84.8	8.6	10.1
Total revenue	$1,330.5	$1,240.9	$89.6	7.2
Retail gross profit	$82.0	$74.9	$7.1	9.5
Wholesale gross profit	3.8	2.1	1.7
Total gross profit	$85.8	$77.0	$8.8	11.4
Retail vehicle unit sales	62,210	60,608	1,602	2.6
Revenue per vehicle retailed	$19,886	$19,075	$811	4.3
Gross profit per vehicle retailed	$1,318	$1,236	$82	6.6
Gross profit as a percentage of revenue	6.6%	6.5%
Inventory days supply (trailing calendar month days)	31 days	37 days

	Three Months Ended March 31,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,200.6	$1,116.7	$83.9	7.5
Wholesale revenue	88.4	81.9	6.5	7.9
Total revenue	$1,289.0	$1,198.6	$90.4	7.5
Retail gross profit	$80.7	$72.5	$8.2	11.3
Wholesale gross profit	0.8	2.0	(1.2)
Total gross profit	$81.5	$74.5	$7.0	9.4
Retail vehicle unit sales	60,270	58,233	2,037	3.5
Revenue per vehicle retailed	$19,920	$19,176	$744	3.9
Gross profit per vehicle retailed	$1,339	$1,245	$94	7.6
Gross profit as a percentage of revenue	6.7%	6.5%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $41.5 million and $42.3 million in total used vehicle revenue and $4.3 million and $2.5 million in total used vehicle gross profit for the three months ended March 31, 2018 and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new AutoNation USA stores and automotive auctions.
First Quarter 2018 compared to First Quarter 2017
Same store retail used vehicle revenue increased during the three months ended March 31, 2018, as compared to the same period in 2017, as a result of increases in revenue PVR and same store retail unit volume. Unit volume increased in all three segments, due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy.
Same store revenue PVR and gross profit PVR increased during the three months ended March 31, 2018, as compared to the same period in 2017, due to increases in the average selling price and gross profit PVR, respectively, for used vehicles in all three segments. As noted above in “Results of Operations,” in the first quarter of 2017, we rolled out our One Price centralized pricing and appraisal strategy and worked through the majority of the used vehicle inventory that had previously been on recall hold. In the first quarter of 2018, same store revenue PVR and gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices and gross profit PVRs. Same store revenue PVR also increased due to an increase in sales of trucks and sport utility vehicles, which have relatively higher average selling prices, due in part to sustained low average fuel prices.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$858.5	$845.1	$13.4	1.6
Gross Profit	$385.5	$371.0	$14.5	3.9
Gross profit as a percentage of revenue	44.9%	43.9%
Same Store:
Revenue	$841.5	$823.3	$18.2	2.2
Gross Profit	$377.7	$361.2	$16.5	4.6
Gross profit as a percentage of revenue	44.9%	43.9%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $17.0 million and $21.8 million in parts and service revenue and $7.8 million and $9.8 million in parts and service gross profit for the three months ended March 31, 2018 and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new AutoNation USA stores.
First Quarter 2018 compared to First Quarter 2017
During the three months ended March 31, 2018, same store parts and service gross profit increased as compared to the same period in 2017, primarily due to an increase in gross profit associated with customer-pay service of $11.1 million. Customer-pay service gross profit benefited from improved margin performance primarily from price increases, our parts initiatives, and a shift in mix toward higher margin service work.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$240.8	$221.6	$19.2	8.7
Gross profit per vehicle retailed	$1,766	$1,625	$141	8.7
Same Store:
Revenue and gross profit	$237.6	$216.8	$20.8	9.6
Gross profit per vehicle retailed	$1,779	$1,645	$134	8.1

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

The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $3.2 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new AutoNation USA stores.

First Quarter 2018 compared to First Quarter 2017
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2018, as compared to the same period in 2017, due to an increase in finance and insurance gross profit PVR and an increase in used vehicle unit volume. The increase in gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and arranged customer financing, as well as an increase in product penetration. These increases were partially offset by a decrease in retrospective commissions resulting from changes in the timing of recognition of such amounts and the mix of products offered. Increases in finance and insurance gross profit PVR were also partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,773.7	$1,800.8	$(27.1)	(1.5)
Import	1,652.6	1,631.7	20.9	1.3
Premium Luxury	1,717.8	1,616.6	101.2	6.3
Total	5,144.1	5,049.1	95.0	1.9
Corporate and other	115.8	90.3	25.5	28.2
Total consolidated revenue	$5,259.9	$5,139.4	$120.5	2.3
Segment income(1):
Domestic	$60.3	$61.4	$(1.1)	(1.8)
Import	72.8	71.7	1.1	1.5
Premium Luxury	87.7	80.5	7.2	8.9
Total	220.8	213.6	7.2	3.4
Corporate and other	(63.3)	(28.4)	(34.9)
Floorplan interest expense	28.3	21.5	(6.8)
Operating income	$185.8	$206.7	$(20.9)	(10.1)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	24,605	26,259	(1,654)	(6.3)
Import	33,950	34,315	(365)	(1.1)
Premium Luxury	15,623	15,224	399	2.6
	74,178	75,798	(1,620)	(2.1)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,773.7	$1,800.8	$(27.1)	(1.5)
Segment income	$60.3	$61.4	$(1.1)	(1.8)
Retail new vehicle unit sales	24,605	26,259	(1,654)	(6.3)
First Quarter 2018 compared to First Quarter 2017
Domestic revenue decreased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the divestitures we completed subsequent to the first quarter of 2017, as well as a decrease in new vehicle revenue, partially offset by an increase in used vehicle revenue. The decrease in new vehicle revenue was due to a decrease in new vehicle unit volume, which was adversely impacted by the competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs, as well as an increase in the off-lease supply of late-model used vehicles. This decrease was partially offset by an increase in new vehicle revenue PVR due to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. Used vehicle revenue increased due to an increase in used vehicle revenue PVR. In the first quarter of 2017, we rolled out our One Price centralized pricing and appraisal strategy and worked through the majority of the used vehicle inventory that had previously been on recall hold.
Domestic segment income decreased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to decreases in new vehicle gross profit PVR and new vehicle unit volume due to the competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs. Segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in Domestic segment income were partially offset by an increase in finance and insurance gross profit as a result of improved finance and insurance gross profit PVR, primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and arranged customer financing, as well as an increase in product penetration.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,652.6	$1,631.7	$20.9	1.3
Segment income	$72.8	$71.7	$1.1	1.5
Retail new vehicle unit sales	33,950	34,315	(365)	(1.1)
First Quarter 2018 compared to First Quarter 2017
Import revenue increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increases in used vehicle revenue PVR and new vehicle revenue PVR. Used vehicle revenue PVR during the first quarter of 2017 was adversely impacted as we rolled out our One Price centralized pricing and appraisal strategy and worked through the majority of used vehicle inventory that had previously been on recall hold. The increase in new vehicle revenue PVR was due to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. Increases in Import revenue were partially offset by the divestitures we completed subsequent to the first quarter of 2017.
Import segment income increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in finance and insurance gross profit as a result of higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and arranged customer financing, as well as an increase in product penetration. Import segment income benefited from a decrease in SG&A expenses due to the divestitures we completed subsequent to the first quarter of 2017. Import segment income was adversely impacted by a decrease in new vehicle gross profit due to decreases in new vehicle gross profit PVR and new vehicle unit volume, resulting from a competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs, and an increase in floorplan interest expense.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,717.8	$1,616.6	$101.2	6.3
Segment income	$87.7	$80.5	$7.2	8.9
Retail new vehicle unit sales	15,623	15,224	399	2.6
First Quarter 2018 compared to First Quarter 2017
Premium Luxury revenue increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increases in new and used vehicle revenue, resulting from increases in both new and used vehicle revenue PVR and unit volume. New and used vehicle revenue PVR and unit volume benefited from an acquisition and a new add-point opening completed in 2017.
Premium Luxury segment income increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in parts and service gross profit, partially due to the acquisitions and new add-point openings completed in 2017, and an increase in finance and insurance gross profit as a result of higher realized margins on vehicle service contracts and arranged customer financing, as well as an increase in product penetration. Increases in Premium Luxury segment income were partially offset by an increase in SG&A expenses, partially due to the acquisition and the new add-point opening completed in 2017.

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

	Three Months Ended March 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$399.7	$377.2	$(22.5)	(6.0)
Advertising	44.3	45.7	1.4	3.1
Store and corporate overhead	182.8	172.4	(10.4)	(6.0)
Total	$626.8	$595.3	$(31.5)	(5.3)

SG&A as a % of total gross profit:
Compensation	47.5	46.0	(150)	bps
Advertising	5.3	5.6	30	bps
Store and corporate overhead	21.6	21.0	(60)	bps
Total	74.4	72.6	(180)	bps
First Quarter 2018 compared to First Quarter 2017
SG&A expenses increased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increases in compensation expense and store and corporate overhead expenses related to our brand extension strategy. Compensation expense also increased due to a shift in the timing of stock-based compensation expense related to our annual grant of stock-based awards back to the first quarter. This expense was recognized in the second quarter of 2017 due to a shift in the timing of the grant date in the prior year. Increases in SG&A expenses were partially offset by decreases due to divestitures. As a percentage of total gross profit, SG&A expenses increased to 74.4% during the three months ended March 31, 2018, from 72.6% in the same period in 2017, primarily due to gross profit pressure in our new vehicle business and investments related to our brand extension strategy.
Other Income, Net (included in Operating Income)
During the first quarter of 2018, we recognized net gains of $12.3 million related to the dispositions of certain stores and properties, which were partially offset by asset impairments and other charges of $2.0 million.
During the first quarter of 2017, we recognized a gain of $9.8 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights, a gain of $5.6 million related to a property disposition, and a gain of $4.3 million related to a store divestiture.
Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2018 compared to First Quarter 2017
Floorplan interest expense was $28.3 million for the three months ended March 31, 2018, compared to $21.5 million for the same period in 2017. The increase in floorplan interest expense of $6.8 million is the result of higher average interest rates, partially offset by lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.

Other Interest Expense
First Quarter 2018 compared to First Quarter 2017
Other interest expense of $32.3 million for the three months ended March 31, 2018, increased $3.5 million as compared to $28.8 million for the same period in 2017, primarily due to an increase in interest expense of $6.8 million resulting from the November 2017 issuance of our 3.5% Senior Notes due 2024 and 3.8% Senior Notes due 2027, partially offset by a decrease in interest expense of $2.2 million resulting from the repayment of our mortgage facility in the fourth quarter of 2017.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Our effective income tax rate was 26.1% for the three months ended March 31, 2018, and 38.5% for the three months ended March 31, 2017.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2018		December 31, 2017
Cash and cash equivalents	$57.5		$69.2
Revolving credit facility (1)	$1,364.5	(2)	$1,378.6
Secured used vehicle floorplan facilities (3)	$26.7		$0.4

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At March 31, 2018, we had $47.9 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $270.0 million of commercial paper notes outstanding at March 31, 2018. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At March 31, 2018, surety bonds, letters of credit, and cash deposits totaled $108.9 million, of which $47.9 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2018	2017
Shares repurchased	0.5	—
Aggregate purchase price	$26.6	$—
Average purchase price per share	$48.38	$—
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
In April 2018, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of April 27, 2018, $313.7 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Purchases of property and equipment, including operating lease buy-outs (1)	$79.4	$86.8

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Cash received from (used in) business acquisitions, net(1)	$(1.9)	$(5.8)
Cash received from (used in) business divestitures, net	$89.2	$9.9

(1)	Excludes capital leases and deferred purchase price commitments.
We purchased a collision center in the Baltimore, Maryland market during the three months ended March 31, 2018, and a collision center in the Seattle, Washington market during the three months ended March 31, 2017.

During the three months ended March 31, 2018, we divested seven Domestic stores, two Import stores, one Premium Luxury store, and one collision center. During the three months ended March 31, 2017, we divested one Import store.
During April 2018, we divested a Domestic store and an Import store. We regularly review our store portfolio and may divest stores opportunistically. We have utilized proceeds related to asset sales, including business and real estate divestitures, and expect to utilize proceeds from future asset sales, to fund our capital investments and strategic initiatives or for other general corporate purposes.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of March 31, 2018, and December 31, 2017.

			(in millions)
Debt Description	Maturity Date	Interest Payable	March 31, 2018	December 31, 2017
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$400.0	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Capital leases and other debt	Various dates through 2037	Monthly	138.1	139.4
			2,388.1	2,389.4
Less: unamortized debt discounts and debt issuance costs			(14.6)	(15.7)
Less: current maturities			(414.8)	(414.5)
Long-term debt, net of current maturities			$1,958.7	$1,959.2
In April 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes through the utilization of our commercial paper program.
At March 31, 2018, we had $270.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.26% and a weighted-average remaining term of 14 days. At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days.
See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our long-term debt and commercial paper.
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
As of March 31, 2018, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2018, our leverage ratio and capitalization ratio were as follows:

	March 31, 2018
	Requirement	Actual
Leverage ratio (subject to step-downs to 3.75x by December 31, 2018)	≤ 4.25x	2.81x
Capitalization ratio	≤ 70.0%	61.3%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2018	December 31, 2017
Vehicle floorplan payable - trade	$2,233.1	$2,179.1
Vehicle floorplan payable - non-trade	1,506.1	1,627.8
Vehicle floorplan payable	$3,739.2	$3,806.9
See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net cash provided by operating activities	$198.7	$185.6
Net cash used in investing activities	$(13.2)	$(75.3)
Net cash used in financing activities	$(197.7)	$(118.1)
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
Net cash provided by operating activities increased during the three months ended March 31, 2018, as compared to the same period in 2017, due to an increase in earnings, partially offset by an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.

Net cash used in investing activities decreased during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in cash received from business divestitures, net of cash relinquished, partially offset by a decrease in proceeds from assets held for sale and an increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2018, we repurchased 0.5 million shares of common stock for an aggregate purchase price of $26.6 million (average purchase price per share of $48.38), including repurchases for which settlement occurred subsequent to March 31, 2018. In addition, during the three months ended March 31, 2018, 45,690 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs.
During the three months ended March 31, 2017, we did not repurchase any shares of common stock, other than 8,124 shares that were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $60.0 million during the three months ended March 31, 2018, and $177.0 million during the three months ended March 31, 2017.
Cash flows from financing activities also include changes in vehicle floorplan payable-non-trade totaling net payments of $124.2 million for the three months ended March 31, 2018, and net proceeds of $41.4 million for the three months ended March 31, 2017.
During the three months ended March 31, 2018, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options as compared to the same period in 2017.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding our brand extension strategy, the impact of tax reform in the United States on our financial results, pending or planned acquisitions, strategic initiatives or partnerships, expected future investments in our business, and our expectations for the future performance of our business (including with respect to sales of used vehicles and parts and accessories) and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
We had $3.7 billion of variable rate vehicle floorplan payable at March 31, 2018, and $3.8 billion at December 31, 2017. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $37.4 million at March 31, 2018, and $38.1 million at December 31, 2017. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $270.0 million of commercial paper notes outstanding at March 31, 2018, and $330.0 million at December 31, 2017. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $2.7 million at March 31, 2018 and $3.3 million at December 31, 2017.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and capital lease and other debt obligations, totaled $2.4 billion and had a fair value of $2.4 billion as of March 31, 2018, and totaled $2.4 billion and had a fair value of $2.4 billion as of December 31, 2017.

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
Changes in Internal Control over Financial Reporting
In connection with our adoption of the new revenue recognition accounting standard (ASC Topic 606) effective January 1, 2018, we implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the new accounting standard related to revenue recognition on our consolidated financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard. Additionally, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As previously reported in our Form 10-K for the year ended December 31, 2017, we cooperated with various District Attorneys in California in an investigation of our disposal of hazardous waste at certain of our stores in California. We and the various District Attorneys in California reached a settlement agreement to resolve all claims in February 2018, and the parties filed a Stipulation for Entry of Final Judgment and Permanent Injunction, and Order of Final Judgment and Permanent Injunction in the Superior Court of California in the County of Santa Clara, which the court approved on February 26, 2018. The negotiated settlement includes a monetary payment to cover penalties, costs, and supplemental environmental projects and certain injunctive relief. The monetary payment was within the previously established accruals and did not have a material effect on our results of operations, financial condition, or cash flows.

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2018 - January 31, 2018	—	$—	—	$113.7
February 1, 2018 - February 28, 2018	—	$—	—	$113.7
March 1, 2018 - March 31, 2018	555,926	$48.39	549,800	$87.1
Total	555,926		549,800

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2018, $87.1 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the first quarter of 2018, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 6,126 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Form of AutoNation, Inc. Stock Unit Awards Agreement (for grants made in 2018).
10.2	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	May 1, 2018	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)