Form 10-Q
period 2018-06-30
AUTONATION, INC.
filed 2018-08-01
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of July 30, 2018, the registrant had 89,864,512 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53.1	$69.2
Receivables, net	854.5	1,111.0
Inventory	3,587.0	3,365.6
Other current assets	209.3	251.7
Total Current Assets	4,703.9	4,797.5
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.3 billion and $1.2 billion, respectively	3,023.1	2,962.7
GOODWILL	1,508.1	1,515.0
OTHER INTANGIBLE ASSETS, NET	579.3	586.8
OTHER ASSETS	474.2	409.5
Total Assets	$10,288.6	$10,271.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,301.7	$2,179.1
Vehicle floorplan payable - non-trade	1,538.2	1,627.8
Accounts payable	275.1	309.8
Commercial paper	690.0	330.0
Current maturities of long-term debt	12.0	414.5
Other current liabilities	659.4	774.5
Total Current Liabilities	5,476.4	5,635.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,958.1	1,959.2
DEFERRED INCOME TAXES	76.8	71.9
OTHER LIABILITIES	276.7	235.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at June 30, 2018, and December 31, 2017, including shares held in treasury	1.0	1.0
Additional paid-in capital	18.9	4.0
Retained earnings	3,033.6	2,832.2
Treasury stock, at cost; 12,743,099 and 11,002,298 shares held, respectively	(552.9)	(467.9)
Total Shareholders’ Equity	2,500.6	2,369.3
Total Liabilities and Shareholders’ Equity	$10,288.6	$10,271.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
New vehicle	$2,949.6	$2,930.9	$5,751.9	$5,727.1
Used vehicle	1,298.7	1,201.1	2,629.2	2,442.0
Parts and service	857.1	857.5	1,715.6	1,702.6
Finance and insurance, net	247.8	228.8	488.6	450.4
Other	38.8	61.0	66.6	96.6
TOTAL REVENUE	5,392.0	5,279.3	10,651.9	10,418.7
Cost of sales:
New vehicle	2,824.8	2,792.7	5,497.4	5,444.6
Used vehicle	1,207.5	1,126.6	2,452.2	2,290.5
Parts and service	469.8	479.9	942.8	954.0
Other	38.1	54.0	65.4	83.7
TOTAL COST OF SALES (excluding depreciation shown below)	4,540.2	4,453.2	8,957.8	8,772.8
Gross profit:
New vehicle	124.8	138.2	254.5	282.5
Used vehicle	91.2	74.5	177.0	151.5
Parts and service	387.3	377.6	772.8	748.6
Finance and insurance	247.8	228.8	488.6	450.4
Other	0.7	7.0	1.2	12.9
TOTAL GROSS PROFIT	851.8	826.1	1,694.1	1,645.9
Selling, general, and administrative expenses	625.3	611.3	1,252.1	1,206.6
Depreciation and amortization	41.1	39.3	81.1	76.6
Franchise rights impairment	8.1	—	8.1	—
Other income, net	(13.9)	(20.7)	(24.2)	(40.2)
OPERATING INCOME	191.2	196.2	377.0	402.9
Non-operating income (expense) items:
Floorplan interest expense	(32.4)	(24.1)	(60.7)	(45.6)
Other interest expense	(29.7)	(29.2)	(62.0)	(58.0)
Interest income	0.3	0.2	0.5	0.6
Other income, net	0.2	1.8	1.0	4.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	129.6	144.9	255.8	304.7
Income tax provision	32.2	57.2	65.1	118.8
NET INCOME FROM CONTINUING OPERATIONS	97.4	87.7	190.7	185.9
Income (loss) from discontinued operations, net of income taxes	0.2	—	0.6	(0.1)
NET INCOME	$97.6	$87.7	$191.3	$185.8
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.07	$0.87	$2.09	$1.84
Discontinued operations	$—	$—	$0.01	$—
Net income	$1.08	$0.87	$2.09	$1.84
Weighted average common shares outstanding	90.7	101.2	91.4	101.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.07	$0.86	$2.08	$1.83
Discontinued operations	$—	$—	$0.01	$—
Net income	$1.07	$0.86	$2.08	$1.83
Weighted average common shares outstanding	91.2	101.5	91.9	101.6
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	89.8	100.4	89.8	100.4
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	191.3	—	191.3
Repurchases of common stock	—	—	—	—	(100.0)	(100.0)
Stock-based compensation expense	—	—	18.4	—	—	18.4
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(3.5)	—	15.0	11.5
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT JUNE 30, 2018	102,562,149	$1.0	$18.9	$3,033.6	$(552.9)	$2,500.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2018	2017
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$191.3	$185.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.6)	0.1
Depreciation and amortization	81.1	76.6
Amortization of debt issuance costs and accretion of debt discounts	3.0	2.8
Stock-based compensation expense	18.4	15.5
Deferred income tax provision	1.7	8.1
Net gain related to business/property dispositions	(20.4)	(29.6)
Franchise rights impairment	8.1	—
Non-cash impairment charges and valuation adjustments	1.6	(0.2)
Other	(1.7)	(3.8)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	257.1	233.2
Inventory	(248.7)	(198.6)
Other assets	(99.2)	(27.6)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	137.6	(24.6)
Accounts payable	(27.3)	(14.4)
Other liabilities	(11.9)	15.7
Net cash provided by continuing operations	290.1	239.0
Net cash provided by (used in) discontinued operations	0.6	(0.3)
Net cash provided by operating activities	290.7	238.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(202.9)	(168.5)
Property operating lease buy-outs	—	(3.3)
Proceeds from the sale of property and equipment	24.0	0.3
Proceeds from assets held for sale	2.2	34.7
Insurance recoveries on property and equipment	1.1	1.2
Cash received from business divestitures, net of cash relinquished	96.8	34.6
Cash used in business acquisitions, net of cash acquired	(2.7)	(52.9)
Other	(0.9)	(1.1)
Net cash used in continuing operations	(82.4)	(155.0)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(82.4)	(155.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2018	2017
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(100.0)	(34.9)
Payment of 6.75% Senior Notes due 2018	(400.0)	—
Proceeds from revolving credit facility	—	440.0
Payments of revolving credit facility	—	(440.0)
Net proceeds from (payments of) commercial paper	360.0	(152.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(89.2)	79.0
Payments of mortgage facility	—	(5.1)
Payments of capital leases and other debt obligations	(5.4)	(2.3)
Proceeds from the exercise of stock options	14.2	22.8
Payments of tax withholdings for stock-based awards	(2.7)	(1.0)
Other	(2.5)	—
Net cash used in continuing operations	(225.6)	(93.5)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(225.6)	(93.5)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(17.3)	(9.8)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	71.1	65.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$53.8	$55.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2018, we owned and operated 331 new vehicle franchises from 242 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the six months ended June 30, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). As of June 30, 2018, we also owned and operated 80 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
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

Finance and Insurance
We participate in future profit pursuant to retrospective commission arrangements with the issuers of certain finance and insurance products, payment of which is contingent upon the annual performance of the portfolio of contracts. We previously recognized this revenue by the amount that would be due at each reporting date based on the performance of the portfolio at such date and recorded amounts due to us as receivables. Under ASC Topic 606, revenue associated with this portion of the transaction price is accelerated as it is considered variable consideration for which we must estimate the amount to which we will be entitled over the contract term, and amounts are reflected as a contract asset until the right to such consideration becomes unconditional, at which time amounts due are reclassified to receivables. Additionally, we previously deferred revenue by the net amount of consideration that we retained for the sale of a contract under our Vehicle Care Program (“VCP”), a vehicle maintenance program that provides a specific number of maintenance services to be redeemed at an AutoNation location over a five-year term. Under ASC Topic 606, we have determined that we act as the principal in this arrangement since we have the primary responsibility to provide the specified services to the customer under the VCP contract. Therefore, we defer the gross revenue on sales of VCP contracts and record such amounts as a contract liability, and reflect the amount due from the third-party administrator for customer claims in Other Current Assets and Other Assets.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impacts on Consolidated Financial Statements
The following tables summarize the impacts to each financial statement line item affected by the adoption of ASC Topic 606 as of and for the three and six months ended June 30, 2018.

Consolidated Balance Sheet Line Items
	June 30, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Receivables, net	$854.5	$867.3	$(12.8)
Inventory	$3,587.0	$3,591.3	$(4.3)
Other current assets	$209.3	$156.0	$53.3
Other assets	$474.2	$417.7	$56.5
Other current liabilities	$659.4	$628.8	$30.6
Deferred income taxes	$76.8	$73.1	$3.7
Other liabilities	$276.7	$229.9	$46.8
Retained earnings	$3,033.6	$3,022.0	$11.6

Consolidated Statement of Income Line Items
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Revenue:
Parts and service	$857.1	$857.1	$—	$1,715.6	$1,716.6	$(1.0)
Finance and insurance	$247.8	$246.5	$1.3	$488.6	$486.2	$2.4
Cost of sales:
Parts and service	$469.8	$469.8	$—	$942.8	$943.4	$(0.6)
Gross profit:
Parts and service	$387.3	$387.3	$—	$772.8	$773.2	$(0.4)
Finance and insurance	$247.8	$246.5	$1.3	$488.6	$486.2	$2.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$129.6	$128.3	$1.3	$255.8	$253.8	$2.0
Income tax provision	$32.2	$31.9	$0.3	$65.1	$64.6	$0.5
NET INCOME FROM CONTINUING OPERATIONS	$97.4	$96.4	$1.0	$190.7	$189.2	$1.5
NET INCOME	$97.6	$96.6	$1.0	$191.3	$189.8	$1.5

Consolidated Statement of Cash Flows Line Items
	Six Months Ended June 30, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Net income	$191.3	$189.8	$1.5
Deferred income tax provision	$1.7	$1.2	$0.5
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	$257.1	$244.3	$12.8
Inventory	$(248.7)	$(248.3)	$(0.4)
Other assets	$(99.2)	$(7.4)	$(91.8)
Increase (decrease), net of effects from business combinations and divestitures:
Other liabilities	$(11.9)	$(89.3)	$77.4

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
Accounting for Leases
In February 2016, the FASB issued an accounting standard update (ASC Topic 842) that amends the accounting guidance on leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting. The amendments in this accounting standard update are effective for us on January 1, 2019, with early adoption permitted. We will adopt this accounting standard update effective January 1, 2019.
The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected. While we are still evaluating the method of adoption, we currently anticipate adopting the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.
We expect that this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for real estate and equipment operating leases. As part of our implementation process, we have assessed our lease arrangements, evaluated practical expedient and accounting policy elections, and implemented software to meet the reporting requirements of this standard. We are also currently evaluating the changes in controls and processes that are necessary to implement the new standard, but do not expect material changes. We expect that our leasing activity will continue between now and the adoption date. We expect to elect all of the standard’s available practical expedients on adoption. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $375 million to $475 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We have a significant number of real estate leases, including for land and buildings. The majority of our leases for land are classified as operating leases under current lease accounting guidance. For new leases entered into after adoption, the new lease standard may affect the pattern of expense recognition related to the land component of a new real estate lease, since those land leases may be classified as financing leases under the new standard.

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

	Three Months Ended June 30, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$991.6	$1,018.9	$939.1	$—	$2,949.6
Used vehicle	447.2	360.2	464.3	27.0	1,298.7
Parts and service	268.7	237.0	266.1	85.3	857.1
Finance and insurance, net	88.8	92.1	60.6	6.3	247.8
Other	29.8	8.8	0.1	0.1	38.8
	$1,826.1	$1,717.0	$1,730.2	$118.7	$5,392.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,653.7	$1,536.5	$1,506.8	$34.3	$4,731.3
Goods and services transferred over time(2)	172.4	180.5	223.4	84.4	660.7
	$1,826.1	$1,717.0	$1,730.2	$118.7	$5,392.0

	Six Months Ended June 30, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,925.2	$1,974.7	$1,852.0	$—	$5,751.9
Used vehicle	910.0	727.0	942.3	49.9	2,629.2
Parts and service	539.2	471.3	534.7	170.4	1,715.6
Finance and insurance, net	174.6	181.4	118.6	14.0	488.6
Other	50.8	15.2	0.4	0.2	66.6
	$3,599.8	$3,369.6	$3,448.0	$234.5	$10,651.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,256.5	$3,011.7	$2,999.0	$65.2	$9,332.4
Goods and services transferred over time(2)	343.3	357.9	449.0	169.3	1,319.5
	$3,599.8	$3,369.6	$3,448.0	$234.5	$10,651.9

(1) “Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA stand-alone used vehicle sales and service centers, and automotive auctions.
(2) Represents revenue recognized during the period for automotive repair and maintenance services.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The opening and closing balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities are as follows:

	June 30, 2018	January 1, 2018
Receivables from contracts with customers, net	$625.4	$854.3
Contract Asset (Current)	$23.0	$18.4
Contract Asset (Long-Term)	$9.7	$1.4
Contract Liability (Current)	$30.3	$26.7
Contract Liability (Long-Term)	$64.0	$63.8

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$7.4	$14.9
Performance obligations satisfied in previous periods	$6.0	$11.9

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$93.7	$29.8	$46.4	$17.5

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

We have determined that the sales commissions and third-party administrator fees incurred related to sales of VCP products qualify for capitalization since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. As of June 30, 2018, we had $9.3 million of capitalized costs incurred to obtain or fulfill a VCP contract with a customer. We amortized $0.8 million and $1.5 million of these capitalized costs during the three and six months ended June 30, 2018, respectively.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30, 2018	December 31, 2017
Trade receivables	$130.8	$162.6
Manufacturer receivables	206.5	253.3
Other	42.4	44.9
	379.7	460.8
Less: allowances for doubtful accounts	(4.2)	(5.5)
	375.5	455.3
Contracts-in-transit and vehicle receivables	455.7	655.7
Income taxes receivable (see Note 7)	23.3	—
Receivables, net	$854.5	$1,111.0

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

4.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2018	December 31, 2017
New vehicles	$2,881.2	$2,577.9
Used vehicles	493.7	576.5
Parts, accessories, and other	212.1	211.2
Inventory	$3,587.0	$3,365.6

The components of vehicle floorplan payable are as follows:

	June 30, 2018	December 31, 2017
Vehicle floorplan payable - trade	$2,301.7	$2,179.1
Vehicle floorplan payable - non-trade	1,538.2	1,627.8
Vehicle floorplan payable	$3,839.9	$3,806.9
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.3% for the six months ended June 30, 2018, and 2.4% for the six months ended June 30, 2017. At June 30, 2018, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.5 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.2% for the six months ended June 30, 2018, and 2.3% for the six months ended June 30, 2017. At June 30, 2018, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $500.0 million, of which $374.0 million had been borrowed. The remaining borrowing capacity of $126.0 million was limited to $0.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.

5.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2018	December 31, 2017
Goodwill	$1,508.1	$1,515.0

Franchise rights - indefinite-lived	$564.1	$572.2
Other intangibles	24.7	23.3
	588.8	595.5
Less: accumulated amortization	(9.5)	(8.7)
Other intangible assets, net	$579.3	$586.8
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2018, and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We performed quantitative franchise rights impairment tests as of April 30, 2018. As a result of these quantitative tests, we recorded non-cash impairment charges of $8.1 million. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	June 30, 2018	December 31, 2017
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$—	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Capital leases and other debt	Various dates through 2037	Monthly	133.9	139.4
			1,983.9	2,389.4
Less: unamortized debt discounts and debt issuance costs			(13.8)	(15.7)
Less: current maturities			(12.0)	(414.5)
Long-term debt, net of current maturities			$1,958.1	$1,959.2
Senior Unsecured Notes and Credit Agreement
The interest rates payable on the 3.35% Senior Notes, 3.5% Senior Notes, 4.5% Senior Notes, and 3.8% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes. In April 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on October 19, 2022. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2018, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $47.4 million at June 30, 2018, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at June 30, 2018. As of June 30, 2018, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $1.1 billion.
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
Other Long-Term Debt
At June 30, 2018, we had capital lease and other debt obligations of $133.9 million, which are due at various dates through 2037.

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
At June 30, 2018, we had $690.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.64% and a weighted-average remaining term of 9 days. At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days.

7.	INCOME TAXES
Income taxes receivable included in Receivables, net totaled $23.3 million at June 30, 2018, and income taxes payable included in Other Current Liabilities totaled $81.1 million at December 31, 2017.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2014 to 2016 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes.
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
As of June 30, 2018, we are still analyzing certain aspects of the new legislation and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law and whether states will conform to changes in the law. For the six months ended June 30, 2018, we recorded no adjustments to income tax expense related to our provisional estimate recorded as of December 31, 2017. The provisional amounts will be subject to adjustment during a measurement period of up to one year from the date of enactment.

8.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shares repurchased	1.6	0.9	2.1	0.9
Aggregate purchase price	$73.4	$34.9	$100.0	$34.9
Average purchase price per share	$47.30	$39.92	$47.58	$39.92

As of June 30, 2018, $263.7 million remained available for share repurchases under the program.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shares issued (in actual number of shares)	42,092	46,817	301,167	678,858
Proceeds from the exercise of stock options	$0.9	$1.3	$14.2	$22.8
Average exercise price per share	$22.50	$28.55	$47.14	$33.65

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and settlement of restricted stock units (“RSUs”), as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In actual number of shares)	2018	2017	2018	2017
Shares issued	9,837	—	122,661	20,000
Shares surrendered to AutoNation to satisfy tax withholding obligations	9,730	17,796	55,420	25,920

9.	EARNINGS PER SHARE
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income from continuing operations	$97.4	$87.7	$190.7	$185.9
Income (loss) from discontinued operations, net of income taxes	0.2	—	0.6	(0.1)
Net income	$97.6	$87.7	$191.3	$185.8

Weighted average common shares outstanding used in calculating basic EPS	90.7	101.2	91.4	101.1
Effect of dilutive stock options and unvested RSUs	0.5	0.3	0.5	0.5
Weighted average common shares outstanding used in calculating diluted EPS	91.2	101.5	91.9	101.6

Basic EPS amounts(1):
Continuing operations	$1.07	$0.87	$2.09	$1.84
Discontinued operations	$—	$—	$0.01	$—
Net income	$1.08	$0.87	$2.09	$1.84

Diluted EPS amounts(1):
Continuing operations	$1.07	$0.86	$2.08	$1.83
Discontinued operations	$—	$—	$0.01	$—
Net income	$1.07	$0.86	$2.08	$1.83
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	2.3	3.7	1.9	3.4

10.	STORE DIVESTITURES
During the second quarter of 2018, we divested one Domestic store and two Import stores, and recorded a net gain of $1.6 million. During the first quarter of 2018, we divested seven Domestic stores, two Import stores, one Premium Luxury store, and one collision center, and recorded a net gain of $6.5 million. Write-downs associated with certain business divestitures that closed during the first and second quarters of 2018 were previously recorded during the fourth quarter of 2017. During the second quarter of 2017, we divested one Import store and recorded a gain of $14.8 million. During the first quarter of 2017, we divested one Import store and recorded a gain of $4.3 million.
Gains on divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

11.	ACQUISITIONS
During the six months ended June 30, 2018, we purchased one collision center in the Baltimore, Maryland market. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for this business combination are preliminary and subject to final adjustment. We purchased one store

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

and one collision center in South Florida and one collision center in the Seattle, Washington market during the six months ended June 30, 2017.
The acquisition that occurred during the six months ended June 30, 2018, was not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire six month periods ended June 30, 2018 and 2017, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of June 30, 2018 and 2017, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2019 to 2034 are approximately $19 million at June 30, 2018. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2018. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At June 30, 2018, surety bonds, letters of credit, and cash deposits totaled $109.4 million, of which $47.4 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At June 30, 2018 and 2017, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA stand-alone used vehicle sales and service centers, and automotive auctions, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and retrospective commissions for certain finance and insurance transactions that we arrange under agreements with third parties.
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

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,826.1	$1,717.0	$1,730.2	$1,844.7	$1,702.2	$1,644.1
Intercompany revenues	$133.6	$86.6	$115.3	$139.9	$98.0	$119.7
Segment income (1)	$67.1	$78.1	$84.9	$60.1	$75.3	$83.9

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$3,599.8	$3,369.6	$3,448.0	$3,645.5	$3,333.9	$3,260.7
Intercompany revenues	$274.2	$167.5	$217.4	$278.7	$190.0	$235.7
Segment income (1)	$127.4	$150.9	$172.6	$121.5	$147.0	$164.4

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total segment income for reportable segments	$230.1	$219.3	$450.9	$432.9
Corporate and other	(71.3)	(47.2)	(134.6)	(75.6)
Other interest expense	(29.7)	(29.2)	(62.0)	(58.0)
Interest income	0.3	0.2	0.5	0.6
Other income, net	0.2	1.8	1.0	4.8
Income from continuing operations before income taxes	$129.6	$144.9	$255.8	$304.7

14.	BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2018, approximately 62% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles sold during the six months ended June 30, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $206.5 million at June 30, 2018, and $253.3 million at December 31, 2017. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2018, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	June 30, 2018	December 31, 2017
Carrying value	$1,970.1	$2,373.7
Fair value	$1,949.6	$2,442.1

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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2018 and 2017:

	2018		2017
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights	$31.7	$(8.1)	$—	$—
Long-lived assets held and used	$—	$(1.0)	$—	$—
Long-lived assets held for sale in continuing operations	$7.4	$(0.6)	$2.9	$0.2

Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2018, and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
We elected to perform a quantitative goodwill impairment test as of April 30, 2017, and no goodwill impairment charges resulted from the quantitative impairment test.
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
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We performed quantitative franchise rights impairment tests as of April 30, 2018. As a result of these tests, we recorded non-cash impairment charges of $8.1 million to reduce the carrying values of certain franchise rights to their estimated fair values. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
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
We elected to perform quantitative franchise rights impairment tests as of April 30, 2017, and no franchise rights impairment charges resulted from the quantitative impairment tests.
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
We had assets held for sale in continuing operations of $83.3 million as of June 30, 2018, and $169.1 million as of December 31, 2017, primarily related to property held for sale, as well as inventory, goodwill, franchise rights, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $14.5 million as of June 30, 2018, and $14.4 million as of December 31, 2017, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
Long-Lived Assets Held and Used
The non-cash impairment charge recorded during the six months ended June 30, 2018, is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-Lived Assets Held for Sale in Continuing Operations
The non-cash impairment charges recorded during the six months ended June 30, 2018 and the net adjustments recorded during the six months ended June 30, 2017, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$53.1	$69.2
Restricted cash included in Current Assets	0.7	1.9
Total cash, cash equivalents, and restricted cash	$53.8	$71.1
Non-Cash Investing and Financing Activities
For the six months ended June 30, 2017, we had non-cash investing and financing activities of $2.2 million related to increases in property acquired under capital leases, as well as $3.3 million related to capital leases and deferred purchase price commitments associated with acquisitions. We did not enter into any capital leases during the six months ended June 30, 2018. In addition, we had accrued purchases of property and equipment of $28.3 million at June 30, 2018, and $25.9 million at June 30, 2017.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $123.6 million during the six months ended June 30, 2018, and $99.2 million during the six months ended June 30, 2017. We made income tax payments, net of income tax refunds, of $170.8 million during the six months ended June 30, 2018, and $124.1 million during the six months ended June 30, 2017.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2018, we owned and operated 331 new vehicle franchises from 242 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the six months ended June 30, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). As of June 30, 2018, we also owned and operated 80 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
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
At June 30, 2018, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2018, new vehicle sales accounted for approximately 54% of our total revenue and approximately 15% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue and approximately 10% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the six months ended June 30, 2018, contributed approximately 74% of our total gross profit for the same period.

Market Conditions
In the second quarter of 2018, U.S. industry retail new vehicle unit sales were down 1% as compared to the second quarter of 2017. We continue to expect that full-year U.S. industry new vehicle unit sales in 2018 will be approximately 16.8 million units. However, actual sales may materially differ. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, an increase in off-lease supply of late-model used vehicles could benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume.
During the three and six months ended June 30, 2018, the warranty component of our parts and service business was adversely impacted by a decline in manufacturer recalls.
Results of Operations
During the three months ended June 30, 2018, we had net income from continuing operations of $97.4 million, or $1.07 per share on a diluted basis, as compared to net income from continuing operations of $87.7 million, or $0.86 per share on a diluted basis, during the same period in 2017. During the six months ended June 30, 2018, we had net income from continuing operations of $190.7 million, or $2.08 per share on a diluted basis, as compared to net income from continuing operations of $185.9 million, or $1.83 per share on a diluted basis, during the same period in 2017.

During the second quarter of 2018, used vehicle gross profit increased 22.4%, finance and insurance gross profit increased 8.3%, and parts and service gross profit increased 2.6%, each as compared to the second quarter of 2017, due in part to our brand extension strategy. During the second quarter of 2017, used vehicle gross profit on a per vehicle retailed (“PVR”) basis was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy, among other factors. Improvements to gross profit during the second quarter of 2018 were partially offset by a decrease in new vehicle gross profit. Our new vehicle gross profit PVR was adversely impacted by competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles, in a plateauing sales environment. SG&A expenses increased as compared to the prior year period due to investments related to our brand extension strategy, as well as increases in costs associated with our self-insurance programs, including less favorable claims experience and higher premiums, deductibles, and hail-related losses. Floorplan interest expense and other interest expense also increased as compared to the prior year period, primarily due to higher average interest rates.
During the three months ended June 30, 2018, net income from continuing operations benefited from net after-tax gains of $6.5 million related to business/property divestitures and after-tax gains of $4.5 million related to certain legal settlements. Net income from continuing operations during the three months ended June 30, 2018, was adversely impacted by after-tax non-cash franchise rights impairment charges of $6.1 million. During the three months ended June 30, 2017, net income from continuing operations benefited from after-tax gains of $12.3 million related to business/property divestitures.
Strategic Initiatives
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded automotive auctions, AutoNation USA stand-alone used vehicle sales and service centers, and the expansion of AutoNation-branded collision centers. During the six months ended June 30, 2018, we opened one automotive auction, two AutoNation USA stores, and four collision centers. Additionally, we acquired one collision center. We also have partnered with Waymo, the self-driving technology company of Alphabet Inc., in a multi-year agreement to support Waymo’s autonomous vehicle program. We do not expect this agreement to have a material effect on our financial results during the early stages of this strategic partnership.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to market values, and as a result, our new vehicle inventory balance was net of cumulative write-downs of $0.3 million at June 30, 2018, and $2.2 million at December 31, 2017.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to market values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.2 million at June 30, 2018, and $4.1 million at December 31, 2017.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or market. We estimate the amount of potential obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $5.3 million at June 30, 2018, and $5.2 million at December 31, 2017.

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

Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2018, and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
As of June 30, 2018, we have $232.5 million of goodwill related to the Domestic reporting unit, $533.0 million related to the Import reporting unit, $703.2 million related to the Premium Luxury reporting unit, and $39.4 million related to “Other.”
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 66 stores and totaled $572.2 million at April 30, 2018, are evaluated for impairment on a franchise-by-franchise basis annually. We performed quantitative franchise rights impairment tests as of April 30, 2018. As a result of the quantitative tests, we identified 3 stores with franchise rights carrying values that exceeded their fair values, and we recorded non-cash impairment charges of $8.1 million. We identified 11 additional stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. We will continue to monitor these 11 stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. If, hypothetically, the fair value of each of the franchise rights quantitatively tested had been determined to be 10% lower as of the valuation date, the additional aggregate pre-tax non-cash impairment charge would have been approximately $3 million. The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
Chargeback Liability
We estimate our liability for chargebacks on commissions related to financing, vehicle service contracts, or other vehicle protection products on an individual basis using our historical chargeback experience based on internal cancellation data, as well as cancellation data received from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $125.5 million at June 30, 2018, and $120.8 million at December 31, 2017.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,949.6	$2,930.9	$18.7	0.6	$5,751.9	$5,727.1	$24.8	0.4
Retail used vehicle	1,217.4	1,131.1	86.3	7.6	2,454.5	2,287.2	167.3	7.3
Wholesale	81.3	70.0	11.3	16.1	174.7	154.8	19.9	12.9
Used vehicle	1,298.7	1,201.1	97.6	8.1	2,629.2	2,442.0	187.2	7.7
Finance and insurance, net	247.8	228.8	19.0	8.3	488.6	450.4	38.2	8.5
Total variable operations(1)	4,496.1	4,360.8	135.3	3.1	8,869.7	8,619.5	250.2	2.9
Parts and service	857.1	857.5	(0.4)	—	1,715.6	1,702.6	13.0	0.8
Other	38.8	61.0	(22.2)		66.6	96.6	(30.0)
Total revenue	$5,392.0	$5,279.3	$112.7	2.1	$10,651.9	$10,418.7	$233.2	2.2
Gross profit:
New vehicle	$124.8	$138.2	$(13.4)	(9.7)	$254.5	$282.5	$(28.0)	(9.9)
Retail used vehicle	87.0	74.0	13.0	17.6	169.0	148.9	20.1	13.5
Wholesale	4.2	0.5	3.7		8.0	2.6	5.4
Used vehicle	91.2	74.5	16.7	22.4	177.0	151.5	25.5	16.8
Finance and insurance	247.8	228.8	19.0	8.3	488.6	450.4	38.2	8.5
Total variable operations(1)	463.8	441.5	22.3	5.1	920.1	884.4	35.7	4.0
Parts and service	387.3	377.6	9.7	2.6	772.8	748.6	24.2	3.2
Other	0.7	7.0	(6.3)		1.2	12.9	(11.7)
Total gross profit	851.8	826.1	25.7	3.1	1,694.1	1,645.9	48.2	2.9
Selling, general, and administrative expenses	625.3	611.3	(14.0)	(2.3)	1,252.1	1,206.6	(45.5)	(3.8)
Depreciation and amortization	41.1	39.3	(1.8)		81.1	76.6	(4.5)
Franchise rights impairment	8.1	—	(8.1)		8.1	—	(8.1)
Other income, net	(13.9)	(20.7)	(6.8)		(24.2)	(40.2)	(16.0)
Operating income	191.2	196.2	(5.0)	(2.5)	377.0	402.9	(25.9)	(6.4)
Non-operating income (expense) items:
Floorplan interest expense	(32.4)	(24.1)	(8.3)		(60.7)	(45.6)	(15.1)
Other interest expense	(29.7)	(29.2)	(0.5)		(62.0)	(58.0)	(4.0)
Interest income	0.3	0.2	0.1		0.5	0.6	(0.1)
Other income, net	0.2	1.8	(1.6)		1.0	4.8	(3.8)
Income from continuing operations before income taxes	$129.6	$144.9	$(15.3)	(10.6)	$255.8	$304.7	$(48.9)	(16.0)
Retail vehicle unit sales:
New vehicle	79,054	79,892	(838)	(1.0)	153,232	155,690	(2,458)	(1.6)
Used vehicle	60,081	58,266	1,815	3.1	122,291	118,874	3,417	2.9
	139,135	138,158	977	0.7	275,523	274,564	959	0.3
Revenue per vehicle retailed:
New vehicle	$37,311	$36,686	$625	1.7	$37,537	$36,785	$752	2.0
Used vehicle	$20,263	$19,413	$850	4.4	$20,071	$19,241	$830	4.3
Gross profit per vehicle retailed:
New vehicle	$1,579	$1,730	$(151)	(8.7)	$1,661	$1,815	$(154)	(8.5)
Used vehicle	$1,448	$1,270	$178	14.0	$1,382	$1,253	$129	10.3
Finance and insurance	$1,781	$1,656	$125	7.5	$1,773	$1,640	$133	8.1
Total variable operations(2)	$3,303	$3,192	$111	3.5	$3,310	$3,212	$98	3.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 (%)	2017 (%)	2018 (%)	2017 (%)
Revenue mix percentages:
New vehicle	54.7	55.5	54.0	55.0
Used vehicle	24.1	22.8	24.7	23.4
Parts and service	15.9	16.2	16.1	16.3
Finance and insurance, net	4.6	4.3	4.6	4.3
Other	0.7	1.2	0.6	1.0
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.7	16.7	15.0	17.2
Used vehicle	10.7	9.0	10.4	9.2
Parts and service	45.5	45.7	45.6	45.5
Finance and insurance	29.1	27.7	28.8	27.4
Other	—	0.9	0.2	0.7
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.2	4.7	4.4	4.9
Used vehicle - retail	7.1	6.5	6.9	6.5
Parts and service	45.2	44.0	45.0	44.0
Total	15.8	15.6	15.9	15.8
Selling, general, and administrative expenses	11.6	11.6	11.8	11.6
Operating income	3.5	3.7	3.5	3.9
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	73.4	74.0	73.9	73.3
Operating income	22.4	23.8	22.3	24.5

	June 30,
	2018	2017
Inventory days supply:
New vehicle (industry standard of selling days)	76 days	77 days
Used vehicle (trailing calendar month days)	33 days	40 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,925.9	$2,852.2	$73.7	2.6	$5,678.3	$5,565.7	$112.6	2.0
Retail used vehicle	1,188.3	1,091.5	96.8	8.9	2,386.8	2,205.3	181.5	8.2
Wholesale	78.2	67.7	10.5	15.5	166.6	149.6	17.0	11.4
Used vehicle	1,266.5	1,159.2	107.3	9.3	2,553.4	2,354.9	198.5	8.4
Finance and insurance, net	245.4	223.6	21.8	9.7	482.5	439.9	42.6	9.7
Total variable operations(1)	4,437.8	4,235.0	202.8	4.8	8,714.2	8,360.5	353.7	4.2
Parts and service	844.5	836.3	8.2	1.0	1,685.2	1,658.6	26.6	1.6
Other	38.9	60.7	(21.8)		66.7	96.2	(29.5)
Total revenue	$5,321.2	$5,132.0	$189.2	3.7	$10,466.1	$10,115.3	$350.8	3.5
Gross profit:
New vehicle	$123.3	$135.0	$(11.7)	(8.7)	$250.6	$275.9	$(25.3)	(9.2)
Retail used vehicle	85.2	71.3	13.9	19.5	165.8	143.6	22.2	15.5
Wholesale	2.3	0.5	1.8		3.1	2.5	0.6
Used vehicle	87.5	71.8	15.7	21.9	168.9	146.1	22.8	15.6
Finance and insurance	245.4	223.6	21.8	9.7	482.5	439.9	42.6	9.7
Total variable operations(1)	456.2	430.4	25.8	6.0	902.0	861.9	40.1	4.7
Parts and service	381.6	368.6	13.0	3.5	758.9	729.3	29.6	4.1
Other	0.8	6.7	(5.9)		1.4	12.5	(11.1)
Total gross profit	$838.6	$805.7	$32.9	4.1	$1,662.3	$1,603.7	$58.6	3.7
Retail vehicle unit sales:
New vehicle	78,659	77,590	1,069	1.4	151,755	150,966	789	0.5
Used vehicle	58,542	55,909	2,633	4.7	118,674	113,931	4,743	4.2
	137,201	133,499	3,702	2.8	270,429	264,897	5,532	2.1
Revenue per vehicle retailed:
New vehicle	$37,197	$36,760	$437	1.2	$37,418	$36,867	$551	1.5
Used vehicle	$20,298	$19,523	$775	4.0	$20,112	$19,356	$756	3.9
Gross profit per vehicle retailed:
New vehicle	$1,568	$1,740	$(172)	(9.9)	$1,651	$1,828	$(177)	(9.7)
Used vehicle	$1,455	$1,275	$180	14.1	$1,397	$1,260	$137	10.9
Finance and insurance	$1,789	$1,675	$114	6.8	$1,784	$1,661	$123	7.4
Total variable operations(2)	$3,308	$3,220	$88	2.7	$3,324	$3,244	$80	2.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 (%)	2017 (%)	2018 (%)	2017 (%)
Revenue mix percentages:
New vehicle	55.0	55.6	54.3	55.0
Used vehicle	23.8	22.6	24.4	23.3
Parts and service	15.9	16.3	16.1	16.4
Finance and insurance, net	4.6	4.4	4.6	4.3
Other	0.7	1.1	0.6	1.0
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.7	16.8	15.1	17.2
Used vehicle	10.4	8.9	10.2	9.1
Parts and service	45.5	45.7	45.7	45.5
Finance and insurance	29.3	27.8	29.0	27.4
Other	0.1	0.8	—	0.8
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.2	4.7	4.4	5.0
Used vehicle - retail	7.2	6.5	6.9	6.5
Parts and service	45.2	44.1	45.0	44.0
Total	15.8	15.7	15.9	15.9

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,949.6	$2,930.9	$18.7	0.6	$5,751.9	$5,727.1	$24.8	0.4
Gross profit	$124.8	$138.2	$(13.4)	(9.7)	$254.5	$282.5	$(28.0)	(9.9)
Retail vehicle unit sales	79,054	79,892	(838)	(1.0)	153,232	155,690	(2,458)	(1.6)
Revenue per vehicle retailed	$37,311	$36,686	$625	1.7	$37,537	$36,785	$752	2.0
Gross profit per vehicle retailed	$1,579	$1,730	$(151)	(8.7)	$1,661	$1,815	$(154)	(8.5)
Gross profit as a percentage of revenue	4.2%	4.7%			4.4%	4.9%
Inventory days supply (industry standard of selling days)	76 days	77 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,925.9	$2,852.2	$73.7	2.6	$5,678.3	$5,565.7	$112.6	2.0
Gross profit	$123.3	$135.0	$(11.7)	(8.7)	$250.6	$275.9	$(25.3)	(9.2)
Retail vehicle unit sales	78,659	77,590	1,069	1.4	151,755	150,966	789	0.5
Revenue per vehicle retailed	$37,197	$36,760	$437	1.2	$37,418	$36,867	$551	1.5
Gross profit per vehicle retailed	$1,568	$1,740	$(172)	(9.9)	$1,651	$1,828	$(177)	(9.7)
Gross profit as a percentage of revenue	4.2%	4.7%			4.4%	5.0%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $23.7 million and $78.7 million in new vehicle revenue and $1.5 million and $3.2 million in new vehicle gross profit for the three months ended June 30, 2018 and 2017, respectively, and $73.6 million and $161.4 million in new vehicle revenue and $3.9 million and $6.6 million in new vehicle gross profit for the six months ended June 30, 2018 and 2017, respectively, is related to acquisition and divestiture activity.
Second Quarter 2018 compared to Second Quarter 2017
Same store new vehicle revenue increased during the three months ended June 30, 2018, as compared to the same period in 2017, due to increases in same store unit volume and revenue PVR. Same store unit volume in the prior year was adversely impacted by declines in our Texas and Florida markets.
Same store revenue PVR increased during the three months ended June 30, 2018, as compared to the same period in 2017, due to increases in the average selling prices for new vehicles in the Domestic and Import segments, due in part to a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. This shift in mix is due to a combination of relatively low average fuel prices and improved vehicle fuel efficiency.
Same store gross profit PVR decreased during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to decreases in gross profit PVR for Premium Luxury and Import vehicles resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
First Six Months 2018 compared to First Six Months 2017
Same store new vehicle revenue increased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases in the average selling prices for vehicles in all three segments due in part to a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. This shift in mix is due to a combination of relatively low average fuel prices and improved vehicle fuel efficiency.

Same store gross profit PVR decreased during the six months ended June 30, 2018, as compared to the same period in 2017, for all three segments resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
Net New Vehicle Inventory Carrying Benefit (Cost)
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Floorplan assistance	$29.7	$29.3	$0.4	$58.2	$57.6	$0.6
New vehicle floorplan interest expense	(30.4)	(22.6)	(7.8)	(56.6)	(42.8)	(13.8)
Net new vehicle inventory carrying benefit (cost)	$(0.7)	$6.7	$(7.4)	$1.6	$14.8	$(13.2)
Second Quarter 2018 compared to Second Quarter 2017
During the three months ended June 30, 2018, we had a net new vehicle inventory carrying cost of $0.7 million compared to a net new vehicle inventory carrying benefit of $6.7 million in the prior year. Historically, for the past nine years, we have had a net new vehicle inventory carrying benefit. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. With the increase in interest rates, our floorplan interest expense has increased, resulting in a net new vehicle inventory carrying cost for the three months ended June 30, 2018. If interest rates continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying cost.
First Six Months 2018 compared to First Six Months 2017
The net new vehicle inventory carrying benefit decreased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to an increase in floorplan interest expense resulting from higher average interest rates, partially offset by lower average vehicle floorplan balances. As noted above, floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. If interest rates continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will incur a net new vehicle inventory carrying cost.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,217.4	$1,131.1	$86.3	7.6	$2,454.5	$2,287.2	$167.3	7.3
Wholesale revenue	81.3	70.0	11.3	16.1	174.7	154.8	19.9	12.9
Total revenue	$1,298.7	$1,201.1	$97.6	8.1	$2,629.2	$2,442.0	$187.2	7.7
Retail gross profit	$87.0	$74.0	$13.0	17.6	$169.0	$148.9	$20.1	13.5
Wholesale gross profit	4.2	0.5	3.7		8.0	2.6	5.4
Total gross profit	$91.2	$74.5	$16.7	22.4	$177.0	$151.5	$25.5	16.8
Retail vehicle unit sales	60,081	58,266	1,815	3.1	122,291	118,874	3,417	2.9
Revenue per vehicle retailed	$20,263	$19,413	$850	4.4	$20,071	$19,241	$830	4.3
Gross profit per vehicle retailed	$1,448	$1,270	$178	14.0	$1,382	$1,253	$129	10.3
Gross profit as a percentage of revenue	7.1%	6.5%			6.9%	6.5%
Inventory days supply (trailing calendar month days)	33 days	40 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,188.3	$1,091.5	$96.8	8.9	$2,386.8	$2,205.3	$181.5	8.2
Wholesale revenue	78.2	67.7	10.5	15.5	166.6	149.6	17.0	11.4
Total revenue	$1,266.5	$1,159.2	$107.3	9.3	$2,553.4	$2,354.9	$198.5	8.4
Retail gross profit	$85.2	$71.3	$13.9	19.5	$165.8	$143.6	$22.2	15.5
Wholesale gross profit	2.3	0.5	1.8		3.1	2.5	0.6
Total gross profit	$87.5	$71.8	$15.7	21.9	$168.9	$146.1	$22.8	15.6
Retail vehicle unit sales	58,542	55,909	2,633	4.7	118,674	113,931	4,743	4.2
Revenue per vehicle retailed	$20,298	$19,523	$775	4.0	$20,112	$19,356	$756	3.9
Gross profit per vehicle retailed	$1,455	$1,275	$180	14.1	$1,397	$1,260	$137	10.9
Gross profit as a percentage of revenue	7.2%	6.5%			6.9%	6.5%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $32.2 million and $41.9 million in total used vehicle revenue and $3.7 million and $2.7 million in total used vehicle gross profit for the three months ended June 30, 2018 and 2017, respectively, and $75.8 million and $87.1 million in total used vehicle revenue and $8.1 million and $5.4 million in total used vehicle gross profit for the six months ended June 30, 2018 and 2017 respectively, is related to acquisition and divestiture activity, as well as the opening of new AutoNation USA stores and automotive auctions.
Second Quarter 2018 compared to Second Quarter 2017
Same store retail used vehicle revenue increased during the three months ended June 30, 2018, as compared to the same period in 2017, as a result of increases in same store retail unit volume and revenue PVR. Unit volume increased in all three segments, particularly in our Premium Luxury segment, due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy. Same store unit volume in the prior year was adversely impacted by declines in our Texas and Florida markets.
Same store revenue PVR increased during the three months ended June 30, 2018, as compared to the same period in 2017, due to increases in the average selling prices for used vehicles in the Domestic and Import segments. The increase in the average selling prices for used vehicles is due in part to a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. This shift in mix is due to a combination of relatively low average fuel prices and improved vehicle fuel efficiency. Same store revenue PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.

Same store gross profit PVR increased during the three months ended June 30, 2018, as compared to the same period in 2017, for used vehicles in all three segments. In the second quarter of 2017, gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy.
First Six Months 2018 compared to First Six Months 2017
Same store retail used vehicle revenue increased during the six months ended June 30, 2018, as compared to the same period in 2017, as a result of increases in revenue PVR and same store retail unit volume. Unit volume increased in all three segments, particularly in our Premium Luxury segment, due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy. Same store unit volume in the prior year was adversely impacted by declines in our Texas and Florida markets.
Same store revenue PVR increased during the six months ended June 30, 2018, as compared to the same period in 2017, due to increases in the average selling price for used vehicles in all three segments. The increase in the average selling prices for used vehicles is due in part to a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. This shift in mix is due to a combination of relatively low average fuel prices and improved vehicle fuel efficiency. Same store revenue PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit PVR increased during the six months ended June 30, 2018, as compared to the same period in 2017, for used vehicles in all three segments. In the prior year, gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVRs.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$857.1	$857.5	$(0.4)	—	$1,715.6	$1,702.6	$13.0	0.8
Gross Profit	$387.3	$377.6	$9.7	2.6	$772.8	$748.6	$24.2	3.2
Gross profit as a percentage of revenue	45.2%	44.0%			45.0%	44.0%
Same Store:
Revenue	$844.5	$836.3	$8.2	1.0	$1,685.2	$1,658.6	$26.6	1.6
Gross Profit	$381.6	$368.6	$13.0	3.5	$758.9	$729.3	$29.6	4.1
Gross profit as a percentage of revenue	45.2%	44.1%			45.0%	44.0%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $12.6 million and $21.2 million in parts and service revenue and $5.7 million and $9.0 million in parts and service gross profit for the three months ended June 30, 2018 and 2017, respectively, and $30.4 million and $44.0 million in parts and service revenue and $13.9 million and $19.3 million in parts and service gross profit for the six months ended June 30, 2018 and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new AutoNation USA stores and new collision centers.
Second Quarter 2018 compared to Second Quarter 2017
During the three months ended June 30, 2018, same store parts and service gross profit increased as compared to the same period in 2017, primarily due to an increase in gross profit associated with customer-pay service of $9.5 million, partially offset by a decrease in gross profit associated with warranty of $3.2 million. Parts and service gross profit also benefited from smaller increases in gross profit associated with service work outsourced to third parties, the preparation of vehicles for sale, and collision business.
Customer-pay service gross profit benefited from improved margin performance primarily from a shift in mix toward higher margin service work, our parts initiatives, including service and maintenance parts and accessories, and price increases. Warranty gross profit decreased primarily due to a decrease in volume, driven largely by a decrease in recall-related service work.
First Six Months 2018 compared to First Six Months 2017
During the six months ended June 30, 2018, same store parts and service gross profit increased as compared to the same period in 2017, primarily due to an increase in gross profit associated with customer-pay service of $20.6 million. Customer-pay service gross profit benefited from improved margin performance primarily from a shift in mix toward higher margin service work, our parts initiatives, including service and maintenance parts and accessories, and price increases. Parts and service gross profit also benefited from smaller increases in gross profit associated with collision business and service work outsourced to third parties.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$247.8	$228.8	$19.0	8.3	$488.6	$450.4	$38.2	8.5
Gross profit per vehicle retailed	$1,781	$1,656	$125	7.5	$1,773	$1,640	$133	8.1
Same Store:
Revenue and gross profit	$245.4	$223.6	$21.8	9.7	$482.5	$439.9	$42.6	9.7
Gross profit per vehicle retailed	$1,789	$1,675	$114	6.8	$1,784	$1,661	$123	7.4

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

The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $2.4 million and $5.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.1 million and $10.5 million for the six months ended June 30, 2018 and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new AutoNation USA stores.

Second Quarter 2018 compared to Second Quarter 2017
Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2018, as compared to the same period in 2017, due to an increase in finance and insurance gross profit PVR and an increase in vehicle unit volume. The increase in gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.
First Six Months 2018 compared to First Six Months 2017
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2018, as compared to the same period in 2017, due to an increase in finance and insurance gross profit PVR and an increase in vehicle unit volume. The increase in gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,826.1	$1,844.7	$(18.6)	(1.0)	$3,599.8	$3,645.5	$(45.7)	(1.3)
Import	1,717.0	1,702.2	14.8	0.9	3,369.6	3,333.9	35.7	1.1
Premium Luxury	1,730.2	1,644.1	86.1	5.2	3,448.0	3,260.7	187.3	5.7
Total	5,273.3	5,191.0	82.3	1.6	10,417.4	10,240.1	177.3	1.7
Corporate and other	118.7	88.3	30.4	34.4	234.5	178.6	55.9	31.3
Total consolidated revenue	$5,392.0	$5,279.3	$112.7	2.1	$10,651.9	$10,418.7	$233.2	2.2
Segment income(1):
Domestic	$67.1	$60.1	$7.0	11.6	$127.4	$121.5	$5.9	4.9
Import	78.1	75.3	2.8	3.7	150.9	147.0	3.9	2.7
Premium Luxury	84.9	83.9	1.0	1.2	172.6	164.4	8.2	5.0
Total	230.1	219.3	10.8	4.9	450.9	432.9	18.0	4.2
Corporate and other	(71.3)	(47.2)	(24.1)		(134.6)	(75.6)	(59.0)
Floorplan interest expense	32.4	24.1	(8.3)		60.7	45.6	(15.1)
Operating income	$191.2	$196.2	$(5.0)	(2.5)	$377.0	$402.9	$(25.9)	(6.4)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	26,300	26,888	(588)	(2.2)	50,905	53,147	(2,242)	(4.2)
Import	36,286	37,024	(738)	(2.0)	70,236	71,339	(1,103)	(1.5)
Premium Luxury	16,468	15,980	488	3.1	32,091	31,204	887	2.8
	79,054	79,892	(838)	(1.0)	153,232	155,690	(2,458)	(1.6)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,826.1	$1,844.7	$(18.6)	(1.0)	$3,599.8	$3,645.5	$(45.7)	(1.3)
Segment income	$67.1	$60.1	$7.0	11.6	$127.4	$121.5	$5.9	4.9
Retail new vehicle unit sales	26,300	26,888	(588)	(2.2)	50,905	53,147	(2,242)	(4.2)
Second Quarter 2018 compared to Second Quarter 2017
Domestic revenue decreased during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to the divestitures we completed subsequent to the second quarter of 2017, as well as a decrease in fleet revenue. Decreases in Domestic revenue were partially offset by an increase in finance and insurance revenue and gross profit as a result of improved finance and insurance revenue and gross profit PVR, primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Domestic revenue also benefited from the continued acceptance of our One Price centralized pricing and appraisal strategy, as well as an increase in new and used vehicle revenue PVRs. The increase in new and used vehicle revenue PVRs was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of relatively low average fuel prices and improved vehicle fuel efficiency.
Domestic segment income increased during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to a decrease in SG&A expenses due to the divestitures we completed subsequent to the second quarter of 2017, as well as an increase in finance and insurance revenue and gross profit, as discussed above. Increases in Domestic segment income were partially offset by an increase in floorplan interest expense.
First Six Months 2018 compared to First Six Months 2017
Domestic revenue decreased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to the divestitures we completed subsequent to the second quarter of 2017, as well as a decrease in fleet revenue. These decreases were partially offset by increases in new and used vehicle revenue PVRs due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of relatively low average fuel prices and improved vehicle fuel efficiency. Domestic revenue also benefited from the continued acceptance of our One Price centralized pricing and appraisal strategy, as well as an increase in finance and insurance revenue and gross profit as a result of improved finance and insurance revenue and gross profit PVR, primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration.
Domestic segment income increased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to the increase in finance and insurance revenue and gross profit, as discussed above. Domestic segment income also benefited from a decrease in SG&A expenses due to the divestitures we completed subsequent to the second quarter of 2017. Increases in Domestic segment income were partially offset by an increase in floorplan interest expense.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,717.0	$1,702.2	$14.8	0.9	$3,369.6	$3,333.9	$35.7	1.1
Segment income	$78.1	$75.3	$2.8	3.7	$150.9	$147.0	$3.9	2.7
Retail new vehicle unit sales	36,286	37,024	(738)	(2.0)	70,236	71,339	(1,103)	(1.5)
Second Quarter 2018 compared to Second Quarter 2017
Import revenue increased during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases in the average selling prices of new and used vehicles, which were due in part to a shift in mix toward trucks and sport utility vehicles, that have relatively higher average selling prices, as a result of a combination of relatively low average fuel prices and improved vehicle fuel efficiency. Import revenue also benefited from the continued acceptance of our One Price centralized pricing and appraisal strategy, as well as an increase in finance and insurance revenue and gross profit as a result of improved finance and insurance revenue and gross profit PVR, primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in Import revenue were partially offset by decreases in revenue resulting from the divestitures we completed subsequent to the second quarter of 2017.
Import segment income increased during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to the increase in finance and insurance revenue and gross profit discussed above, as well as an increase in used vehicle gross profit PVR. In the second quarter of 2017, used vehicle gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Import segment income also benefited from a decrease in SG&A expenses due to the divestitures we completed subsequent to the second quarter of 2017. Increases in Import segment income were partially offset by an increase in floorplan interest expense and a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
First Six Months 2018 compared to First Six Months 2017
Import revenue increased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases in the average selling prices of new and used vehicles, which were due in part to a shift in mix toward trucks and sport utility vehicles, that have relatively higher average selling prices, as a result of a combination of relatively low average fuel prices and improved vehicle fuel efficiency. Import revenue also benefited from the continued acceptance of our One Price centralized pricing and appraisal strategy, as well as an increase in finance and insurance revenue and gross profit as a result of improved finance and insurance revenue and gross profit PVR, primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in Import revenue were partially offset by decreases in revenue resulting from the divestitures we completed subsequent to the second quarter of 2017.
Import segment income increased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to the increase in finance and insurance revenue and gross profit discussed above, as well as an increase in used vehicle gross profit PVR. In the second quarter of 2017, used vehicle gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Import segment income also benefited from a decrease in SG&A expenses due to the divestitures we completed subsequent to the second quarter of 2017. Increases in Import segment income were partially offset by an increase in floorplan interest expense and a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,730.2	$1,644.1	$86.1	5.2	$3,448.0	$3,260.7	$187.3	5.7
Segment income	$84.9	$83.9	$1.0	1.2	$172.6	$164.4	$8.2	5.0
Retail new vehicle unit sales	16,468	15,980	488	3.1	32,091	31,204	887	2.8
Second Quarter 2018 compared to Second Quarter 2017
Premium Luxury revenue increased during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to an increase in used vehicle unit volume, which benefited from continued acceptance of our One Price centralized pricing and appraisal strategy, as well as an increase in new vehicle unit volume. Premium Luxury revenue also benefited from an acquisition completed during the second quarter of 2017 and new add-point openings completed subsequent to the second quarter of 2017.
Premium Luxury segment income increased during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to an increase in finance and insurance revenue and gross profit as a result of higher realized margins on vehicle service contracts and an increase in product penetration, as well as an increase in used vehicle gross profit PVR. In the second quarter of 2017, used vehicle gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Increases in Premium Luxury segment income were partially offset by an increase in SG&A expenses, due in part to the acquisition and new add-point openings discussed above, and a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
First Six Months 2018 compared to First Six Months 2017
Premium Luxury revenue increased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases in new and used vehicle revenue, resulting from increases in both new and used vehicle revenue PVR and unit volume. New and used vehicle revenue PVR and unit volume benefited from an acquisition completed during the second quarter of 2017 and new add-point openings completed subsequent to the second quarter of 2017. Used vehicle unit volume also benefited from continued acceptance of our One Price centralized pricing and appraisal strategy.
Premium Luxury segment income increased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases in finance and insurance revenue and gross profit due to higher realized margins on vehicle service contracts and an increase in product penetration, as well as an increase in parts and service gross profit, partially due to the acquisition and new add-point openings discussed above. Premium Luxury segment income also benefited from an increase in used vehicle gross profit PVR. In the prior year, used vehicle gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Increases in Premium Luxury segment income were partially offset by an increase in SG&A expenses, due in part to the acquisition and new add-point openings discussed above, and a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$382.0	$384.9	$2.9	0.8	$781.7	$762.1	$(19.6)	(2.6)
Advertising	52.0	48.0	(4.0)	(8.3)	96.3	93.7	(2.6)	(2.8)
Store and corporate overhead	191.3	178.4	(12.9)	(7.2)	374.1	350.8	(23.3)	(6.6)
Total	$625.3	$611.3	$(14.0)	(2.3)	$1,252.1	$1,206.6	$(45.5)	(3.8)

SG&A as a % of total gross profit:
Compensation	44.8	46.6	180	bps	46.1	46.3	20	bps
Advertising	6.1	5.8	(30)	bps	5.7	5.7	—	bps
Store and corporate overhead	22.5	21.6	(90)	bps	22.1	21.3	(80)	bps
Total	73.4	74.0	60	bps	73.9	73.3	(60)	bps
Second Quarter 2018 compared to Second Quarter 2017
SG&A expenses increased during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases in expenses related to our brand extension strategy. Additionally, store and corporate overhead expenses increased due to increases in costs associated with our self-insurance programs, including less favorable claims experience and higher premiums, deductibles, and hail-related losses. Compensation decreased primarily due to a decrease in stock-based compensation expense due to a shift in the timing of the annual grant of stock-based awards back to the first quarter for 2018. In 2017, the annual grant occurred in the second quarter. Increases in SG&A expenses were also partially offset by decreases due to divestitures. As a percentage of total gross profit, SG&A expenses decreased to 73.4% during the three months ended June 30, 2018, from 74.0% in the same period in 2017, primarily due to improvements in used vehicle gross profit, partially offset by investments related to our brand extension strategy.
First Six Months 2018 compared to First Six Months 2017
SG&A expenses increased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to increases in expenses related to our brand extension strategy. Additionally, store and corporate overhead expenses increased due to increases in costs associated with our self-insurance programs, including less favorable claims experience and higher premiums, deductibles, and hail-related losses. Increases in SG&A expenses were partially offset by decreases due to divestitures. As a percentage of total gross profit, SG&A expenses increased to 73.9% during the six months ended June 30, 2018, from 73.3% in the same period in 2017, primarily due to gross profit pressure in our new vehicle business and investments related to our brand extension strategy.
Other Income, Net (included in Operating Income)
During the second quarter of 2018, we recognized net gains of $8.6 million related to business/property dispositions and gains of $6.0 million related to certain legal settlements. During the first quarter of 2018, we recognized net gains of $12.3 million related to the dispositions of certain stores and properties, which were partially offset by asset impairments and other charges of $2.0 million.
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

Franchise Rights Impairment
During the second quarter of 2018, we recorded non-cash impairment charges of $8.1 million to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2018 compared to Second Quarter 2017
Floorplan interest expense was $32.4 million for the three months ended June 30, 2018, compared to $24.1 million for the same period in 2017. The increase in floorplan interest expense of $8.3 million is the result of higher average interest rates, partially offset by lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
First Six Months 2018 compared to First Six Months 2017
Floorplan interest expense was $60.7 million for the six months ended June 30, 2018, compared to $45.6 million for the same period in 2017. The increase in floorplan interest expense of $15.1 million is the result of higher average interest rates, partially offset by lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Second Quarter 2018 compared to Second Quarter 2017
Other interest expense of $29.7 million for the three months ended June 30, 2018, increased $0.5 million as compared to $29.2 million for the same period in 2017, primarily due to higher average debt balances mostly offset by lower average interest rates as we refinanced higher cost debt with lower-rate senior notes and commercial paper. The November 2017 issuance of our 3.5% Senior Notes due 2024 and 3.8% Senior Notes due 2027 increased interest expense by $7.2 million, and higher year-over-year average interest rates on our commercial paper borrowings resulted in an increase to interest expense of $1.4 million. The weighted average annual interest rate on our commercial paper borrowings during the second quarter of 2018 was 2.60% compared to 1.54% for the second quarter of 2017. The increases to interest expense were mostly offset by a decrease of $7.8 million resulting from the repayments of the 6.75% Senior Notes due 2018 in the second quarter of 2018 and the mortgage facility in the fourth quarter of 2017.
First Six Months 2018 compared to First Six Months 2017
Other interest expense of $62.0 million for the six months ended June 30, 2018, increased $4.0 million as compared to $58.0 million for the same period in 2017, primarily due to an increase in interest expense of $14.0 million resulting from the November 2017 issuance of our 3.5% Senior Notes due 2024 and 3.8% Senior Notes due 2027, partially offset by a decrease in interest expense of $10.0 million resulting from the repayments of the 6.75% Senior Notes due 2018 in the second quarter of 2018 and the mortgage facility in the fourth quarter of 2017.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Our effective income tax rate was 24.8% for the three months ended June 30, 2018, and 39.5% for the three months ended June 30, 2017. Our effective income tax rate was 25.4% for the six months ended June 30, 2018, and 39.0% for the six months ended June 30, 2017.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2018		December 31, 2017
Cash and cash equivalents	$53.1		$69.2
Revolving credit facility (1)	$1,065.3	(2)	$1,378.6
Secured used vehicle floorplan facilities (3)	$0.6		$0.4

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At June 30, 2018, we had $47.4 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $690.0 million of commercial paper notes outstanding at June 30, 2018. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At June 30, 2018, surety bonds, letters of credit, and cash deposits totaled $109.4 million, of which $47.4 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
Shares repurchased	1.6	0.9	2.1	0.9
Aggregate purchase price	$73.4	$34.9	$100.0	$34.9
Average purchase price per share	$47.30	$39.92	$47.58	$39.92
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
As of June 30, 2018, $263.7 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Purchases of property and equipment, including operating lease buy-outs (1)	$103.2	$82.0	$182.7	$168.7

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Cash received from (used in) business acquisitions, net(1)	$(0.8)	$(47.1)	$(2.7)	$(52.9)
Cash received from (used in) business divestitures, net	$7.6	$24.7	$96.8	$34.6

(1)	Excludes capital leases and deferred purchase price commitments.
We purchased a collision center in the Baltimore, Maryland market during the six months ended June 30, 2018, and one store and one collision center in South Florida and one collision center in the Seattle, Washington market during the six months ended June 30, 2017.
During the six months ended June 30, 2018, we divested eight Domestic stores, four Import stores, one Premium Luxury store, and one collision center. During the six months ended June 30, 2017, we divested two Import stores.
Subsequent to June 30, 2018, we purchased one BMW store located in the Southern California market and one collision center located in the Dallas, Texas market.
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
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of June 30, 2018, and December 31, 2017.

			(in millions)
Debt Description	Maturity Date	Interest Payable	June 30, 2018	December 31, 2017
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$—	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Capital leases and other debt	Various dates through 2037	Monthly	133.9	139.4
			1,983.9	2,389.4
Less: unamortized debt discounts and debt issuance costs			(13.8)	(15.7)
Less: current maturities			(12.0)	(414.5)
Long-term debt, net of current maturities			$1,958.1	$1,959.2
In April 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes through the utilization of our commercial paper program.
At June 30, 2018, we had $690.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.64% and a weighted-average remaining term of 9 days. At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days.
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

As of June 30, 2018, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2018, our leverage ratio and capitalization ratio were as follows:

	June 30, 2018
	Requirement	Actual
Leverage ratio (subject to step-downs to 3.75x by December 31, 2018)	≤ 4.00x	2.86x
Capitalization ratio	≤ 70.0%	61.5%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	June 30, 2018	December 31, 2017
Vehicle floorplan payable - trade	$2,301.7	$2,179.1
Vehicle floorplan payable - non-trade	1,538.2	1,627.8
Vehicle floorplan payable	$3,839.9	$3,806.9
See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2018	2017
Net cash provided by operating activities	$290.7	$238.7
Net cash used in investing activities	$(82.4)	$(155.0)
Net cash used in financing activities	$(225.6)	$(93.5)
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
Net cash provided by operating activities increased during the six months ended June 30, 2018, as compared to the same period in 2017 due to a decrease in working capital requirements and an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to an increase in cash received from business divestitures, net of cash relinquished, a decrease in cash used in business acquisitions, net of cash acquired, and an increase in proceeds from the sale of property and equipment, partially offset by an increase in purchases of property and equipment and a decrease in proceeds from assets held for sale.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.

During the six months ended June 30, 2018, we repurchased 2.1 million shares of common stock for an aggregate purchase price of $100.0 million (average purchase price per share of $47.58). In addition, during the six months ended June 30, 2018, 55,420 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs.
During the six months ended June 30, 2017, we repurchased 0.9 million shares in common stock for an aggregate purchase price of $34.9 million (average purchase price per share of $39.92). In addition, during the six months ended June 30, 2017, 25,920 shares were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the six months ended June 30, 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $360.0 million during the six months ended June 30, 2018, and net payments of $152.0 million during the six months ended June 30, 2017, as well as changes in vehicle floorplan payable-non-trade totaling net payments of $89.2 million for the six months ended June 30, 2018, and net proceeds of $79.0 million for the six months ended June 30, 2017.
During the six months ended June 30, 2018, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options as compared to the same period in 2017.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding our brand extension strategy, the impact of tax reform in the United States on our financial results, pending or planned acquisitions, strategic initiatives or partnerships, expected future investments in our business, and our expectations for the future performance of our business (including with respect to sales of used vehicles and parts and accessories) and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•
The automotive retail industry is sensitive to changing economic conditions and various other factors, including fuel prices, interest rates, and tariffs. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets, as well as the gross profit margins that we can achieve on our sales of vehicles, all of which are very difficult to predict.

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
We had $3.8 billion of variable rate vehicle floorplan payable at June 30, 2018, and $3.8 billion at December 31, 2017. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $38.4 million at June 30, 2018, and $38.1 million at December 31, 2017. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $690.0 million of commercial paper notes outstanding at June 30, 2018, and $330.0 million at December 31, 2017. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $6.9 million at June 30, 2018 and $3.3 million at December 31, 2017.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and capital lease and other debt obligations, totaled $2.0 billion and had a fair value of $1.9 billion as of June 30, 2018, and totaled $2.4 billion and had a fair value of $2.4 billion as of December 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2018 - April 30, 2018	499,465	$46.78	499,465	$313.7
May 1, 2018 - May 31, 2018	1,051,728	$47.55	1,051,573	$263.7
June 1, 2018 - June 30, 2018	9,575	$46.61	—	$263.7
Total	1,560,768		1,551,038

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In April 2018, our Board of Directors authorized the repurchase of an additional $250 million of shares of our common stock. As of June 30, 2018, $263.7 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the second quarter of 2018, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 9,730 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2018).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	August 1, 2018	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)