Form 10-Q
period 2018-09-30
AUTONATION, INC.
filed 2018-10-30
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of October 26, 2018, the registrant had 89,925,190 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52.6	$69.2
Receivables, net	800.5	1,111.0
Inventory	3,381.3	3,365.6
Other current assets	203.4	251.7
Total Current Assets	4,437.8	4,797.5
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.3 billion and $1.2 billion, respectively	3,085.5	2,962.7
GOODWILL	1,516.1	1,515.0
OTHER INTANGIBLE ASSETS, NET	595.7	586.8
OTHER ASSETS	484.7	409.5
Total Assets	$10,119.8	$10,271.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,107.6	$2,179.1
Vehicle floorplan payable - non-trade	1,495.7	1,627.8
Accounts payable	274.4	309.8
Commercial paper	600.0	330.0
Current maturities of long-term debt	5.3	414.5
Other current liabilities	688.1	774.5
Total Current Liabilities	5,171.1	5,635.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,962.1	1,959.2
DEFERRED INCOME TAXES	87.5	71.9
OTHER LIABILITIES	281.1	235.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at September 30, 2018, and December 31, 2017, including shares held in treasury	1.0	1.0
Additional paid-in capital	19.7	4.0
Retained earnings	3,145.6	2,832.2
Treasury stock, at cost; 12,636,903 and 11,002,298 shares held, respectively	(548.3)	(467.9)
Total Shareholders’ Equity	2,618.0	2,369.3
Total Liabilities and Shareholders’ Equity	$10,119.8	$10,271.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
New vehicle	$2,933.1	$3,108.4	$8,685.0	$8,835.5
Used vehicle	1,281.7	1,228.3	3,910.9	3,670.3
Parts and service	864.0	841.6	2,579.6	2,544.2
Finance and insurance, net	247.4	241.6	736.0	692.0
Other	23.0	12.5	89.6	109.1
TOTAL REVENUE	5,349.2	5,432.4	16,001.1	15,851.1
Cost of sales:
New vehicle	2,807.7	2,963.6	8,305.1	8,408.2
Used vehicle	1,190.7	1,142.6	3,642.9	3,433.1
Parts and service	473.4	474.2	1,416.2	1,428.2
Other	22.1	6.1	87.5	89.8
TOTAL COST OF SALES (excluding depreciation shown below)	4,493.9	4,586.5	13,451.7	13,359.3
Gross profit:
New vehicle	125.4	144.8	379.9	427.3
Used vehicle	91.0	85.7	268.0	237.2
Parts and service	390.6	367.4	1,163.4	1,116.0
Finance and insurance	247.4	241.6	736.0	692.0
Other	0.9	6.4	2.1	19.3
TOTAL GROSS PROFIT	855.3	845.9	2,549.4	2,491.8
Selling, general, and administrative expenses	626.2	607.5	1,878.3	1,814.1
Depreciation and amortization	42.9	41.4	124.0	118.0
Franchise rights impairment	—	—	8.1	—
Other income, net	(17.4)	(14.2)	(41.6)	(54.4)
OPERATING INCOME	203.6	211.2	580.6	614.1
Non-operating income (expense) items:
Floorplan interest expense	(32.7)	(25.1)	(93.4)	(70.7)
Other interest expense	(28.4)	(30.0)	(90.4)	(88.0)
Interest income	0.3	0.2	0.8	0.8
Other income, net	2.3	1.6	3.3	6.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	145.1	157.9	400.9	462.6
Income tax provision	32.8	60.3	97.9	179.1
NET INCOME FROM CONTINUING OPERATIONS	112.3	97.6	303.0	283.5
Income (loss) from discontinued operations, net of income taxes	(0.3)	(0.1)	0.3	(0.2)
NET INCOME	$112.0	$97.5	$303.3	$283.3
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.24	$1.00	$3.33	$2.84
Discontinued operations	$—	$—	$—	$—
Net income	$1.24	$1.00	$3.33	$2.84
Weighted average common shares outstanding	90.4	97.3	91.1	99.9
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.24	$1.00	$3.31	$2.83
Discontinued operations	$—	$—	$—	$—
Net income	$1.23	$1.00	$3.31	$2.82
Weighted average common shares outstanding	90.8	97.7	91.6	100.3
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	89.9	91.2	89.9	91.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	303.3	—	303.3
Repurchases of common stock	—	—	—	—	(100.0)	(100.0)
Stock-based compensation expense	—	—	22.0	—	—	22.0
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(6.3)	—	19.6	13.3
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT SEPTEMBER 30, 2018	102,562,149	$1.0	$19.7	$3,145.6	$(548.3)	$2,618.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2018	2017
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$303.3	$283.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.3)	0.2
Depreciation and amortization	124.0	118.0
Amortization of debt issuance costs and accretion of debt discounts	4.2	4.2
Stock-based compensation expense	22.0	18.1
Deferred income tax provision	12.4	7.7
Net gain related to business/property dispositions	(38.5)	(43.8)
Franchise rights impairment	8.1	—
Non-cash impairment charges and valuation adjustments	2.2	—
Other	(2.5)	(5.2)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	309.4	143.6
Inventory	(44.9)	94.1
Other assets	(101.3)	(21.2)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	(42.5)	(212.7)
Accounts payable	(28.1)	(25.6)
Other liabilities	7.0	96.6
Net cash provided by continuing operations	534.5	457.3
Net cash provided by (used in) discontinued operations	0.6	(0.3)
Net cash provided by operating activities	535.1	457.0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(283.2)	(227.6)
Property operating lease buy-outs	—	(3.3)
Proceeds from the sale of property and equipment	24.0	2.6
Proceeds from assets held for sale	10.2	34.7
Insurance recoveries on property and equipment	1.1	1.2
Cash received from business divestitures, net of cash relinquished	144.2	47.8
Cash used in business acquisitions, net of cash acquired	(67.9)	(56.9)
Other	(0.6)	(2.0)
Net cash used in continuing operations	(172.2)	(203.5)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(172.2)	(203.5)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2018	2017
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(100.0)	(425.2)
Payment of 6.75% Senior Notes due 2018	(400.0)	—
Proceeds from revolving credit facility	—	907.0
Payments of revolving credit facility	—	(825.0)
Net proceeds from commercial paper	270.0	53.0
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(147.6)	15.4
Payments of mortgage facility	—	(7.6)
Payments of capital leases and other debt obligations	(13.9)	(3.5)
Proceeds from the exercise of stock options	16.0	24.7
Payments of tax withholdings for stock-based awards	(2.7)	(1.1)
Other	(2.5)	—
Net cash used in continuing operations	(380.7)	(262.3)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(380.7)	(262.3)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(17.8)	(8.8)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	71.1	65.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$53.3	$56.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2018, we owned and operated 329 new vehicle franchises from 242 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the nine months ended September 30, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). As of September 30, 2018, we also owned and operated 82 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impacts on Consolidated Financial Statements
The following tables summarize the impacts to each financial statement line item affected by the adoption of ASC Topic 606 as of and for the three and nine months ended September 30, 2018.

Consolidated Balance Sheet Line Items
	September 30, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Receivables, net	$800.5	$816.1	$(15.6)
Inventory	$3,381.3	$3,386.2	$(4.9)
Other current assets	$203.4	$147.4	$56.0
Other assets	$484.7	$424.3	$60.4
Other current liabilities	$688.1	$656.6	$31.5
Deferred income taxes	$87.5	$83.3	$4.2
Other liabilities	$281.1	$234.0	$47.1
Retained earnings	$3,145.6	$3,132.5	$13.1

Consolidated Statement of Income Line Items
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Revenue:
Parts and service	$864.0	$863.1	$0.9	$2,579.6	$2,579.7	$(0.1)
Finance and insurance	$247.4	$245.9	$1.5	$736.0	$732.1	$3.9
Cost of sales:
Parts and service	$473.4	$473.0	$0.4	$1,416.2	$1,416.4	$(0.2)
Gross profit:
Parts and service	$390.6	$390.1	$0.5	$1,163.4	$1,163.3	$0.1
Finance and insurance	$247.4	$245.9	$1.5	$736.0	$732.1	$3.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$145.1	$143.1	$2.0	$400.9	$396.9	$4.0
Income tax provision	$32.8	$32.3	$0.5	$97.9	$96.9	$1.0
NET INCOME FROM CONTINUING OPERATIONS	$112.3	$110.8	$1.5	$303.0	$300.0	$3.0
NET INCOME	$112.0	$110.5	$1.5	$303.3	$300.3	$3.0

Consolidated Statement of Cash Flows Line Items
	Nine Months Ended September 30, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Net income	$303.3	$300.3	$3.0
Deferred income tax provision	$12.4	$11.4	$1.0
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	$309.4	$293.8	$15.6
Inventory	$(44.9)	$(45.1)	$0.2
Other assets	$(101.3)	$(2.9)	$(98.4)
Increase (decrease), net of effects from business combinations and divestitures:
Other liabilities	$7.0	$(71.6)	$78.6

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
The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected. While we are still evaluating the method of adoption, we currently anticipate adopting the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption.
We expect that this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for real estate and equipment operating leases. As part of our implementation process, we have assessed our lease arrangements, evaluated practical expedient and accounting policy elections, and implemented software to meet the reporting requirements of this standard. We are also currently evaluating the changes in controls and processes that are necessary to implement the new standard, but do not expect material changes. We expect that our leasing activity will continue between now and the adoption date. We expect to elect most of the standard’s available practical expedients on adoption. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $325 million to $425 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We have a significant number of real estate leases, including for land and buildings. The majority of our leases for land are classified as operating leases under current lease accounting guidance. For new leases entered into after adoption, the new lease standard may affect the pattern of expense recognition related to the land component of a new real estate lease, since those land leases may be classified as finance leases under the new standard.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.    REVENUE RECOGNITION
Disaggregation of Revenue
The significant majority of our revenue is from contracts with customers. Taxes assessed by governmental authorities that are directly imposed on revenue transactions are excluded from revenue. In the following table, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. We have determined that these categories depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The table below also includes a reconciliation of the disaggregated revenue with our reportable segments.

	Three Months Ended September 30, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$988.5	$1,070.3	$874.3	$—	$2,933.1
Used vehicle	424.4	365.3	463.6	28.4	1,281.7
Parts and service	271.6	235.8	269.4	87.2	864.0
Finance and insurance, net	88.6	94.4	60.0	4.4	247.4
Other	16.6	4.8	1.5	0.1	23.0
	$1,789.7	$1,770.6	$1,668.8	$120.1	$5,349.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,613.5	$1,591.6	$1,441.5	$35.0	$4,681.6
Goods and services transferred over time(2)	176.2	179.0	227.3	85.1	667.6
	$1,789.7	$1,770.6	$1,668.8	$120.1	$5,349.2

	Nine Months Ended September 30, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,913.7	$3,045.0	$2,726.3	$—	$8,685.0
Used vehicle	1,334.4	1,092.3	1,405.9	78.3	3,910.9
Parts and service	810.8	707.1	804.1	257.6	2,579.6
Finance and insurance, net	263.2	275.8	178.6	18.4	736.0
Other	67.4	20.0	1.9	0.3	89.6
	$5,389.5	$5,140.2	$5,116.8	$354.6	$16,001.1

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,870.0	$4,603.3	$4,440.5	$100.2	$14,014.0
Goods and services transferred over time(2)	519.5	536.9	676.3	254.4	1,987.1
	$5,389.5	$5,140.2	$5,116.8	$354.6	$16,001.1

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

The opening and closing balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities are as follows:

	September 30, 2018	January 1, 2018
Receivables from contracts with customers, net	$569.7	$854.3
Contract Asset (Current)	$24.8	$18.4
Contract Asset (Long-Term)	$13.3	$1.4
Contract Liability (Current)	$31.9	$26.7
Contract Liability (Long-Term)	$64.4	$63.8

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$6.8	$21.7
Performance obligations satisfied in previous periods	$4.1	$16.0

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

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$95.5	$31.1	$47.4	$17.0

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

We have determined that the sales commissions and third-party administrator fees incurred related to sales of VCP products qualify for capitalization since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. As of September 30, 2018, we had $9.5 million of capitalized costs incurred to obtain or fulfill a VCP contract with a customer. We amortized $0.8 million and $2.3 million of these capitalized costs during the three and nine months ended September 30, 2018, respectively.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2018	December 31, 2017
Trade receivables	$126.3	$162.6
Manufacturer receivables	201.5	253.3
Other	32.5	44.9
	360.3	460.8
Less: allowances for doubtful accounts	(4.0)	(5.5)
	356.3	455.3
Contracts-in-transit and vehicle receivables	431.5	655.7
Income taxes receivable (see Note 7)	12.7	—
Receivables, net	$800.5	$1,111.0

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

4.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2018	December 31, 2017
New vehicles	$2,651.0	$2,577.9
Used vehicles	517.7	576.5
Parts, accessories, and other	212.6	211.2
Inventory	$3,381.3	$3,365.6

The components of vehicle floorplan payable are as follows:

	September 30, 2018	December 31, 2017
Vehicle floorplan payable - trade	$2,107.6	$2,179.1
Vehicle floorplan payable - non-trade	1,495.7	1,627.8
Vehicle floorplan payable	$3,603.3	$3,806.9

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.4% for the nine months ended September 30, 2018, and 2.7% for the nine months ended September 30, 2017. At September 30, 2018, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $3.2 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.4% for the nine months ended September 30, 2018, and 2.7% for the nine months ended September 30, 2017. At September 30, 2018, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $500.0 million, of which $367.0 million had been borrowed. The remaining borrowing capacity of $133.0 million was limited to $0.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.

5.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2018	December 31, 2017
Goodwill	$1,516.1	$1,515.0

Franchise rights - indefinite-lived	$580.1	$572.2
Other intangibles	25.5	23.3
	605.6	595.5
Less: accumulated amortization	(9.9)	(8.7)
Other intangible assets, net	$595.7	$586.8

See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

6.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2018	December 31, 2017
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$—	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Capital leases and other debt	Various dates through 2038	Monthly	130.6	139.4
			1,980.6	2,389.4
Less: unamortized debt discounts and debt issuance costs			(13.2)	(15.7)
Less: current maturities			(5.3)	(414.5)
Long-term debt, net of current maturities			$1,962.1	$1,959.2

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
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on October 19, 2022. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2018, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $47.5 million at September 30, 2018, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at September 30, 2018. As of September 30, 2018, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $1.1 billion.
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
Other Long-Term Debt
At September 30, 2018, we had capital lease and other debt obligations of $130.6 million, which are due at various dates through 2038.
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
At September 30, 2018, we had $600.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.77% and a weighted-average remaining term of 8 days. At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days.

7.	INCOME TAXES
Income taxes receivable included in Receivables, net totaled $12.7 million at September 30, 2018, and income taxes payable included in Other Current Liabilities totaled $81.1 million at December 31, 2017.
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
Tax Reform
On December 22, 2017, H.R.1 formerly known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. We have not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our deferred tax balances as of December 31, 2017. Additionally, for the three and nine months ended September 30, 2018, and in conjunction with the filing of our federal tax return, we recorded a $5.0 million reduction to income tax expense related to our provisional estimate recorded as of December 31, 2017, due to the revaluation of our deferred tax assets and liabilities. The reduction had a 340 basis point and a 120 basis point impact on our effective income tax rate for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we are still analyzing the impact of certain aspects of the new legislation and refining our calculations primarily related to state taxes, which could affect the measurement of our deferred tax balances or give rise to new deferred tax amounts. The provisional amounts remain subject to adjustment during a measurement period of up to one year from the date of enactment.

8.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Shares repurchased	—	9.2	2.1	10.1
Aggregate purchase price	$—	$400.0	$100.0	$434.9
Average purchase price per share	$—	$43.28	$47.58	$42.99

As of September 30, 2018, $263.7 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Shares issued	0.1	0.1	0.4	0.7
Proceeds from the exercise of stock options	$1.8	$1.9	$16.0	$24.7
Average exercise price per share	$16.67	$35.27	$39.20	$33.77

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and settlement of restricted stock units (“RSUs”), as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2018	2017	2018	2017
Shares issued	—	—	122,661	20,000
Shares surrendered to AutoNation to satisfy tax withholding obligations	—	141	55,420	26,061

9.	EARNINGS PER SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method. Our restricted stock awards are considered participating securities because they contain non-forfeitable rights

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income from continuing operations	$112.3	$97.6	$303.0	$283.5
Income (loss) from discontinued operations, net of income taxes	(0.3)	(0.1)	0.3	(0.2)
Net income	$112.0	$97.5	$303.3	$283.3

Weighted average common shares outstanding used in calculating basic EPS	90.4	97.3	91.1	99.9
Effect of dilutive stock options and unvested RSUs	0.4	0.4	0.5	0.4
Weighted average common shares outstanding used in calculating diluted EPS	90.8	97.7	91.6	100.3

Basic EPS amounts(1):
Continuing operations	$1.24	$1.00	$3.33	$2.84
Discontinued operations	$—	$—	$—	$—
Net income	$1.24	$1.00	$3.33	$2.84

Diluted EPS amounts(1):
Continuing operations	$1.24	$1.00	$3.31	$2.83
Discontinued operations	$—	$—	$—	$—
Net income	$1.23	$1.00	$3.31	$2.82
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	2.4	3.2	2.0	3.3

10.	STORE DIVESTITURES
During the third quarter of 2018, we divested one Import store and one Premium Luxury store, and recorded a net gain of $18.1 million. During the second quarter of 2018, we divested one Domestic store and two Import stores, and recorded a net gain of $1.6 million. During the first quarter of 2018, we divested seven Domestic stores, two Import stores, one Premium Luxury store, and one collision center, and recorded a net gain of $6.5 million. Write-downs associated with certain business divestitures that closed during the first and second quarters of 2018 were previously recorded during the fourth quarter of 2017.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the third quarter of 2017, we divested one Domestic store and one Import store, and recorded a net gain of $9.3 million. During the second quarter of 2017, we divested one Import store and recorded a gain of $14.8 million. During the first quarter of 2017, we divested one Import store and recorded a gain of $4.3 million.
Gains on divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

11.	ACQUISITIONS
During the nine months ended September 30, 2018, we purchased one Premium Luxury store located in California, one collision center located in Maryland, and one collision center located in Texas. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustment. During the nine months ended September 30, 2017, we purchased one Premium Luxury store and four collision centers.
The acquisitions that occurred during the nine months ended September 30, 2018, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire nine month periods ended September 30, 2018 and 2017, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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
As of September 30, 2018 and 2017, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2019 to 2034 are approximately $18 million at September 30, 2018. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2018. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2018, surety bonds, letters of credit, and cash deposits totaled $110.6 million, of which $47.5 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
At September 30, 2018 and 2017, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,789.7	$1,770.6	$1,668.8	$1,912.4	$1,789.7	$1,634.3
Intercompany revenues	$121.4	$89.5	$110.9	$139.2	$88.2	$109.9
Segment income (1)	$67.2	$85.3	$76.9	$69.0	$81.0	$78.8

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$5,389.5	$5,140.2	$5,116.8	$5,557.7	$5,123.5	$4,894.9
Intercompany revenues	$395.6	$257.0	$328.3	$417.9	$278.2	$345.6
Segment income (1)	$194.6	$236.2	$249.5	$190.5	$227.9	$243.3

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total segment income for reportable segments	$229.4	$228.8	$680.3	$661.7
Corporate and other	(58.5)	(42.7)	(193.1)	(118.3)
Other interest expense	(28.4)	(30.0)	(90.4)	(88.0)
Interest income	0.3	0.2	0.8	0.8
Other income, net	2.3	1.6	3.3	6.4
Income from continuing operations before income taxes	$145.1	$157.9	$400.9	$462.6

14.	BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2018, approximately 62% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles sold during the nine months ended September 30, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $201.5 million at September 30, 2018, and $253.3 million at December 31, 2017. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2018, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

15.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

•
Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	September 30, 2018	December 31, 2017
Carrying value	$1,967.4	$2,373.7
Fair value	$1,944.0	$2,442.1

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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2018 and 2017:

	2018		2017
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights	$31.7	$(8.1)	$—	$—
Long-lived assets held and used	$—	$(1.6)	$—	$(0.2)
Long-lived assets held for sale in continuing operations	$7.4	$(0.6)	$2.9	$0.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
We had assets held for sale in continuing operations of $83.1 million as of September 30, 2018, and $169.1 million as of December 31, 2017, primarily related to property held for sale, as well as inventory, goodwill, franchise rights, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $14.1 million as of September 30, 2018, and $14.4 million as of December 31, 2017, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
Long-Lived Assets Held and Used
The non-cash impairment charges recorded during the nine months ended September 30, 2018 and 2017, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets Held for Sale in Continuing Operations
The non-cash impairment charges recorded during the nine months ended September 30, 2018, and the net adjustments recorded during the nine months ended September 30, 2017, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

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

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$52.6	$69.2
Restricted cash included in Current Assets	0.7	1.9
Total cash, cash equivalents, and restricted cash	$53.3	$71.1

Non-Cash Investing and Financing Activities
We had non-cash investing and financing activities related to increases in property acquired under capital leases and other financing arrangements of $5.2 million for the nine months ended September 30, 2018, and $7.7 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, we also had non-cash investing and financing activities of $3.3 million related to capital leases and deferred purchase price commitments associated with acquisitions. In addition, we had accrued purchases of property and equipment of $36.9 million at September 30, 2018, and $22.7 million at September 30, 2017.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $179.3 million during the nine months ended September 30, 2018, and $148.6 million during the nine months ended September 30, 2017. We made income tax payments, net of income tax refunds, of $182.1 million during the nine months ended September 30, 2018, and $126.3 million during the nine months ended September 30, 2017.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2018, we owned and operated 329 new vehicle franchises from 242 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 93% of the new vehicles that we sold during the nine months ended September 30, 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). As of September 30, 2018, we also owned and operated 82 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
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
At September 30, 2018, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2018, new vehicle sales accounted for approximately 54% of our total revenue and approximately 15% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue and approximately 11% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the nine months ended September 30, 2018, contributed approximately 75% of our total gross profit for the same period.

Market Conditions
In the third quarter of 2018, U.S. industry retail new vehicle unit sales were down 4% as compared to the third quarter of 2017. We currently expect that full-year U.S. industry new vehicle unit sales in 2018 will be approximately 17.0 million units. However, actual sales may materially differ. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, an increase in off-lease supply of late-model used vehicles could continue to benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume.
A rise in interest rates has adversely impacted interest expense on variable rate debt such as vehicle floorplan payables and commercial paper notes. Consumer borrowing rates, which are generally based on the same underlying benchmark interest rates, have increased over the past two years. If interest rates continue to rise, there may be an adverse impact on vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers.
Results of Operations
During the three months ended September 30, 2018, we had net income from continuing operations of $112.3 million, or $1.24 per share on a diluted basis, as compared to net income from continuing operations of $97.6 million, or $1.00 per share on a diluted basis, during the same period in 2017. During the nine months ended September 30, 2018, we had net income from continuing operations of $303.0 million, or $3.31 per share on a diluted basis, as compared to net income from continuing operations of $283.5 million, or $2.83 per share on a diluted basis, during the same period in 2017.
During the third quarter of 2018, used vehicle gross profit increased 6.2%, finance and insurance gross profit increased 2.4%, and parts and service gross profit increased 6.3%, each as compared to the third quarter of 2017, due in part to our brand extension strategy. Improvements to gross profit during the third quarter of 2018 were partially offset by a decrease in new vehicle gross profit. Our new vehicle gross profit on a per vehicle retailed (“PVR”) basis was adversely impacted by competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles, in a plateauing sales environment. SG&A expenses increased as compared to the prior year period due to investments related to our brand extension strategy. Floorplan interest expense also increased as compared to the prior year period, primarily due to higher average interest rates.
Net income from continuing operations benefited from net after-tax gains of $13.7 million related to store divestitures during the three months ended September 30, 2018, and $8.7 million related to store/property divestitures during the three months ended September 30, 2017.
Strategic Initiatives
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), the expansion of AutoNation-branded collision centers, AutoNation-branded automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers. During the nine months ended September 30, 2018, we opened five and acquired two collision centers, and we opened one automotive auction and two AutoNation USA stores.
In October 2018, we invested $50 million in Vroom Inc., one of the largest online car retailers. Our investment represents an ownership stake of approximately 7% and provides a foundation for potential strategic partnership opportunities with experienced and proven e-commerce executives. We also continue to partner with Waymo, the self-driving technology company of Alphabet Inc., in a multi-year agreement to support Waymo’s autonomous vehicle program. We do not expect our agreement with Waymo or our investment in Vroom to have a material effect on our financial results in the foreseeable future.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and as a result, our new vehicle inventory balance was net of cumulative write-downs of $2.0 million at September 30, 2018, and $2.2 million at December 31, 2017.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.1 million at September 30, 2018, and $4.1 million at December 31, 2017.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or net realizable value. We estimate the amount of potential obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.4 million at September 30, 2018, and $5.2 million at December 31, 2017.

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
As of September 30, 2018, we have $232.5 million of goodwill related to the Domestic reporting unit, $523.8 million related to the Import reporting unit, $717.7 million related to the Premium Luxury reporting unit, and $42.1 million related to “Other.”
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
Chargeback Liability
We estimate our liability for chargebacks on commissions related to financing, vehicle service contracts, or other vehicle protection products on an individual basis using our historical chargeback experience based on internal cancellation data, as well as cancellation data received from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $128.3 million at September 30, 2018, and $120.8 million at December 31, 2017.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,933.1	$3,108.4	$(175.3)	(5.6)	$8,685.0	$8,835.5	$(150.5)	(1.7)
Retail used vehicle	1,211.6	1,151.5	60.1	5.2	3,666.1	3,438.7	227.4	6.6
Wholesale	70.1	76.8	(6.7)	(8.7)	244.8	231.6	13.2	5.7
Used vehicle	1,281.7	1,228.3	53.4	4.3	3,910.9	3,670.3	240.6	6.6
Finance and insurance, net	247.4	241.6	5.8	2.4	736.0	692.0	44.0	6.4
Total variable operations(1)	4,462.2	4,578.3	(116.1)	(2.5)	13,331.9	13,197.8	134.1	1.0
Parts and service	864.0	841.6	22.4	2.7	2,579.6	2,544.2	35.4	1.4
Other	23.0	12.5	10.5		89.6	109.1	(19.5)
Total revenue	$5,349.2	$5,432.4	$(83.2)	(1.5)	$16,001.1	$15,851.1	$150.0	0.9
Gross profit:
New vehicle	$125.4	$144.8	$(19.4)	(13.4)	$379.9	$427.3	$(47.4)	(11.1)
Retail used vehicle	87.4	83.9	3.5	4.2	256.4	232.8	23.6	10.1
Wholesale	3.6	1.8	1.8		11.6	4.4	7.2
Used vehicle	91.0	85.7	5.3	6.2	268.0	237.2	30.8	13.0
Finance and insurance	247.4	241.6	5.8	2.4	736.0	692.0	44.0	6.4
Total variable operations(1)	463.8	472.1	(8.3)	(1.8)	1,383.9	1,356.5	27.4	2.0
Parts and service	390.6	367.4	23.2	6.3	1,163.4	1,116.0	47.4	4.2
Other	0.9	6.4	(5.5)		2.1	19.3	(17.2)
Total gross profit	855.3	845.9	9.4	1.1	2,549.4	2,491.8	57.6	2.3
Selling, general, and administrative expenses	626.2	607.5	(18.7)	(3.1)	1,878.3	1,814.1	(64.2)	(3.5)
Depreciation and amortization	42.9	41.4	(1.5)		124.0	118.0	(6.0)
Franchise rights impairment	—	—	—		8.1	—	(8.1)
Other income, net	(17.4)	(14.2)	3.2		(41.6)	(54.4)	(12.8)
Operating income	203.6	211.2	(7.6)	(3.6)	580.6	614.1	(33.5)	(5.5)
Non-operating income (expense) items:
Floorplan interest expense	(32.7)	(25.1)	(7.6)		(93.4)	(70.7)	(22.7)
Other interest expense	(28.4)	(30.0)	1.6		(90.4)	(88.0)	(2.4)
Interest income	0.3	0.2	0.1		0.8	0.8	—
Other income, net	2.3	1.6	0.7		3.3	6.4	(3.1)
Income from continuing operations before income taxes	$145.1	$157.9	$(12.8)	(8.1)	$400.9	$462.6	$(61.7)	(13.3)
Retail vehicle unit sales:
New vehicle	79,237	86,192	(6,955)	(8.1)	232,469	241,882	(9,413)	(3.9)
Used vehicle	60,446	59,330	1,116	1.9	182,737	178,204	4,533	2.5
	139,683	145,522	(5,839)	(4.0)	415,206	420,086	(4,880)	(1.2)
Revenue per vehicle retailed:
New vehicle	$37,017	$36,064	$953	2.6	$37,360	$36,528	$832	2.3
Used vehicle	$20,044	$19,408	$636	3.3	$20,062	$19,296	$766	4.0
Gross profit per vehicle retailed:
New vehicle	$1,583	$1,680	$(97)	(5.8)	$1,634	$1,767	$(133)	(7.5)
Used vehicle	$1,446	$1,414	$32	2.3	$1,403	$1,306	$97	7.4
Finance and insurance	$1,771	$1,660	$111	6.7	$1,773	$1,647	$126	7.7
Total variable operations(2)	$3,295	$3,232	$63	1.9	$3,305	$3,219	$86	2.7

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 (%)	2017 (%)	2018 (%)	2017 (%)
Revenue mix percentages:
New vehicle	54.8	57.2	54.3	55.7
Used vehicle	24.0	22.6	24.4	23.2
Parts and service	16.2	15.5	16.1	16.1
Finance and insurance, net	4.6	4.4	4.6	4.4
Other	0.4	0.3	0.6	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.7	17.1	14.9	17.1
Used vehicle	10.6	10.1	10.5	9.5
Parts and service	45.7	43.4	45.6	44.8
Finance and insurance	28.9	28.6	28.9	27.8
Other	0.1	0.8	0.1	0.8
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.3	4.7	4.4	4.8
Used vehicle - retail	7.2	7.3	7.0	6.8
Parts and service	45.2	43.7	45.1	43.9
Total	16.0	15.6	15.9	15.7
Selling, general, and administrative expenses	11.7	11.2	11.7	11.4
Operating income	3.8	3.9	3.6	3.9
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	73.2	71.8	73.7	72.8
Operating income	23.8	25.0	22.8	24.6

	September 30,
	2018	2017
Inventory days supply:
New vehicle (industry standard of selling days)	63 days	59 days
Used vehicle (trailing calendar month days)	37 days	38 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,884.1	$3,016.8	$(132.7)	(4.4)	$8,533.5	$8,548.9	$(15.4)	(0.2)
Retail used vehicle	1,176.1	1,111.7	64.4	5.8	3,550.0	3,305.5	244.5	7.4
Wholesale	68.1	74.5	(6.4)	(8.6)	233.9	223.0	10.9	4.9
Used vehicle	1,244.2	1,186.2	58.0	4.9	3,783.9	3,528.5	255.4	7.2
Finance and insurance, net	243.9	235.4	8.5	3.6	724.4	672.9	51.5	7.7
Total variable operations(1)	4,372.2	4,438.4	(66.2)	(1.5)	13,041.8	12,750.3	291.5	2.3
Parts and service	843.3	819.2	24.1	2.9	2,520.5	2,469.7	50.8	2.1
Other	23.0	12.4	10.6		89.6	108.7	(19.1)
Total revenue	$5,238.5	$5,270.0	$(31.5)	(0.6)	$15,651.9	$15,328.7	$323.2	2.1
Gross profit:
New vehicle	$123.0	$141.0	$(18.0)	(12.8)	$372.8	$415.6	$(42.8)	(10.3)
Retail used vehicle	85.4	81.4	4.0	4.9	250.6	224.7	25.9	11.5
Wholesale	3.0	2.1	0.9		6.2	4.6	1.6
Used vehicle	88.4	83.5	4.9	5.9	256.8	229.3	27.5	12.0
Finance and insurance	243.9	235.4	8.5	3.6	724.4	672.9	51.5	7.7
Total variable operations(1)	455.3	459.9	(4.6)	(1.0)	1,354.0	1,317.8	36.2	2.7
Parts and service	381.5	358.0	23.5	6.6	1,136.7	1,083.6	53.1	4.9
Other	0.7	6.3	(5.6)		2.1	19.0	(16.9)
Total gross profit	$837.5	$824.2	$13.3	1.6	$2,492.8	$2,420.4	$72.4	3.0
Retail vehicle unit sales:
New vehicle	78,275	83,571	(5,296)	(6.3)	229,251	233,582	(4,331)	(1.9)
Used vehicle	58,666	57,065	1,601	2.8	176,678	170,343	6,335	3.7
	136,941	140,636	(3,695)	(2.6)	405,929	403,925	2,004	0.5
Revenue per vehicle retailed:
New vehicle	$36,846	$36,099	$747	2.1	$37,223	$36,599	$624	1.7
Used vehicle	$20,047	$19,481	$566	2.9	$20,093	$19,405	$688	3.5
Gross profit per vehicle retailed:
New vehicle	$1,571	$1,687	$(116)	(6.9)	$1,626	$1,779	$(153)	(8.6)
Used vehicle	$1,456	$1,426	$30	2.1	$1,418	$1,319	$99	7.5
Finance and insurance	$1,781	$1,674	$107	6.4	$1,785	$1,666	$119	7.1
Total variable operations(2)	$3,303	$3,255	$48	1.5	$3,320	$3,251	$69	2.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 (%)	2017 (%)	2018 (%)	2017 (%)
Revenue mix percentages:
New vehicle	55.1	57.2	54.5	55.8
Used vehicle	23.8	22.5	24.2	23.0
Parts and service	16.1	15.5	16.1	16.1
Finance and insurance, net	4.7	4.5	4.6	4.4
Other	0.3	0.3	0.6	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.7	17.1	15.0	17.2
Used vehicle	10.6	10.1	10.3	9.5
Parts and service	45.6	43.4	45.6	44.8
Finance and insurance	29.1	28.6	29.1	27.8
Other	—	0.8	—	0.7
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.3	4.7	4.4	4.9
Used vehicle - retail	7.3	7.3	7.1	6.8
Parts and service	45.2	43.7	45.1	43.9
Total	16.0	15.6	15.9	15.8

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,933.1	$3,108.4	$(175.3)	(5.6)	$8,685.0	$8,835.5	$(150.5)	(1.7)
Gross profit	$125.4	$144.8	$(19.4)	(13.4)	$379.9	$427.3	$(47.4)	(11.1)
Retail vehicle unit sales	79,237	86,192	(6,955)	(8.1)	232,469	241,882	(9,413)	(3.9)
Revenue per vehicle retailed	$37,017	$36,064	$953	2.6	$37,360	$36,528	$832	2.3
Gross profit per vehicle retailed	$1,583	$1,680	$(97)	(5.8)	$1,634	$1,767	$(133)	(7.5)
Gross profit as a percentage of revenue	4.3%	4.7%			4.4%	4.8%
Inventory days supply (industry standard of selling days)	63 days	59 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,884.1	$3,016.8	$(132.7)	(4.4)	$8,533.5	$8,548.9	$(15.4)	(0.2)
Gross profit	$123.0	$141.0	$(18.0)	(12.8)	$372.8	$415.6	$(42.8)	(10.3)
Retail vehicle unit sales	78,275	83,571	(5,296)	(6.3)	229,251	233,582	(4,331)	(1.9)
Revenue per vehicle retailed	$36,846	$36,099	$747	2.1	$37,223	$36,599	$624	1.7
Gross profit per vehicle retailed	$1,571	$1,687	$(116)	(6.9)	$1,626	$1,779	$(153)	(8.6)
Gross profit as a percentage of revenue	4.3%	4.7%			4.4%	4.9%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $49.0 million and $91.6 million in new vehicle revenue and $2.4 million and $3.8 million in new vehicle gross profit for the three months ended September 30, 2018 and 2017, respectively, and $151.5 million and $286.6 million in new vehicle revenue and $7.1 million and $11.7 million in new vehicle gross profit for the nine months ended September 30, 2018 and 2017, respectively, is related to acquisition and divestiture activity, as well as new add-point openings.
Third Quarter 2018 compared to Third Quarter 2017
Same store new vehicle revenue decreased during the three months ended September 30, 2018, as compared to the same period in 2017, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. Additionally, unit volume in the prior year benefited from strong replacement demand in certain of our Texas markets after Hurricane Harvey last year.
Same store revenue PVR increased during the three months ended September 30, 2018, as compared to the same period in 2017, as a result of increases in the average selling prices for Domestic and Import vehicles, due in part to a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. This shift in mix is due to a combination of improved vehicle fuel efficiency and relatively low average fuel prices. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR decreased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to decreases in gross profit PVR for Premium Luxury and Domestic vehicles resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.

First Nine Months 2018 compared to First Nine Months 2017
Same store new vehicle revenue decreased during the nine months ended September 30, 2018, as compared to the same period in 2017, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
Same store revenue PVR benefited from an increase in the average selling prices for vehicles in all three segments due in part to a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. This shift in mix is due to a combination of improved vehicle fuel efficiency and relatively low average fuel prices. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR decreased during the nine months ended September 30, 2018, as compared to the same period in 2017, for all three segments resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Floorplan assistance	$28.9	$31.1	$(2.2)	$87.1	$88.7	$(1.6)
New vehicle floorplan interest expense	(30.5)	(23.4)	(7.1)	(87.2)	(66.2)	(21.0)
Net new vehicle inventory carrying benefit (cost)	$(1.6)	$7.7	$(9.3)	$(0.1)	$22.5	$(22.6)
Third Quarter 2018 compared to Third Quarter 2017
During the three months ended September 30, 2018, we had a net new vehicle inventory carrying cost of $1.6 million compared to a net new vehicle inventory carrying benefit of $7.7 million in the prior year. Up until the second quarter of 2018, for the past nine years, we have had a net new vehicle inventory carrying benefit. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. With the increase in interest rates, our floorplan interest expense has increased, resulting in a net new vehicle inventory carrying cost for the three months ended September 30, 2018. In addition, floorplan assistance decreased due to lower new vehicle unit sales. If interest rates continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying cost.
First Nine Months 2018 compared to First Nine Months 2017
During the nine months ended September 30, 2018, we had a net new vehicle inventory carrying cost of $0.1 million compared to a net new vehicle inventory carrying benefit of $22.5 million for the same period in 2017. As noted above, floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. With the increase in interest rates, our floorplan interest expense has increased, resulting in a net new vehicle inventory carrying cost for the nine months ended September 30, 2018. If interest rates continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will incur a net new vehicle inventory carrying cost.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,211.6	$1,151.5	$60.1	5.2	$3,666.1	$3,438.7	$227.4	6.6
Wholesale revenue	70.1	76.8	(6.7)	(8.7)	244.8	231.6	13.2	5.7
Total revenue	$1,281.7	$1,228.3	$53.4	4.3	$3,910.9	$3,670.3	$240.6	6.6
Retail gross profit	$87.4	$83.9	$3.5	4.2	$256.4	$232.8	$23.6	10.1
Wholesale gross profit	3.6	1.8	1.8		11.6	4.4	7.2
Total gross profit	$91.0	$85.7	$5.3	6.2	$268.0	$237.2	$30.8	13.0
Retail vehicle unit sales	60,446	59,330	1,116	1.9	182,737	178,204	4,533	2.5
Revenue per vehicle retailed	$20,044	$19,408	$636	3.3	$20,062	$19,296	$766	4.0
Gross profit per vehicle retailed	$1,446	$1,414	$32	2.3	$1,403	$1,306	$97	7.4
Gross profit as a percentage of revenue	7.2%	7.3%			7.0%	6.8%
Inventory days supply (trailing calendar month days)	37 days	38 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,176.1	$1,111.7	$64.4	5.8	$3,550.0	$3,305.5	$244.5	7.4
Wholesale revenue	68.1	74.5	(6.4)	(8.6)	233.9	223.0	10.9	4.9
Total revenue	$1,244.2	$1,186.2	$58.0	4.9	$3,783.9	$3,528.5	$255.4	7.2
Retail gross profit	$85.4	$81.4	$4.0	4.9	$250.6	$224.7	$25.9	11.5
Wholesale gross profit	3.0	2.1	0.9		6.2	4.6	1.6
Total gross profit	$88.4	$83.5	$4.9	5.9	$256.8	$229.3	$27.5	12.0
Retail vehicle unit sales	58,666	57,065	1,601	2.8	176,678	170,343	6,335	3.7
Revenue per vehicle retailed	$20,047	$19,481	$566	2.9	$20,093	$19,405	$688	3.5
Gross profit per vehicle retailed	$1,456	$1,426	$30	2.1	$1,418	$1,319	$99	7.5
Gross profit as a percentage of revenue	7.3%	7.3%			7.1%	6.8%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $37.5 million and $42.1 million in total used vehicle revenue and $2.6 million and $2.2 million in total used vehicle gross profit for the three months ended September 30, 2018 and 2017, respectively, and $127.0 million and $141.8 million in total used vehicle revenue and $11.2 million and $7.9 million in total used vehicle gross profit for the nine months ended September 30, 2018 and 2017 respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and automotive auctions.
Third Quarter 2018 compared to Third Quarter 2017
Same store retail used vehicle revenue increased during the three months ended September 30, 2018, as compared to the same period in 2017, due to increases in revenue PVR and same store retail unit volume. Same store unit volume increased due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy and an increase in off-lease supply of late-model used vehicles. Same store unit volume in the prior year was adversely impacted by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma.
Same store revenue PVR increased during the three months ended September 30, 2018, as compared to the same period in 2017, due in part to an increase in off-lease supply of late-model used vehicles and a shift in mix toward Premium Luxury vehicles and trucks and sport utility vehicles, all of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency and relatively low average fuel prices.

Same store gross profit PVR increased during the three months ended September 30, 2018, as compared to the same period in 2017, for used vehicles in all three segments due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy. Same store gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVRs.
First Nine Months 2018 compared to First Nine Months 2017
Same store retail used vehicle revenue increased during the nine months ended September 30, 2018, as compared to the same period in 2017, as a result of increases in same store retail unit volume and revenue PVR. Same store unit volume increased in all three segments, particularly in our Premium Luxury segment, due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy and an increase in off-lease supply of late-model used vehicles. Same store unit volume in the prior year was adversely impacted by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma.
Same store revenue PVR increased during the nine months ended September 30, 2018, as compared to the same period in 2017, due in part to an increase in off-lease supply of late-model used vehicles and a shift in mix toward Premium Luxury vehicles and trucks and sport utility vehicles, all of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency and relatively low average fuel prices.
Same store gross profit PVR increased during the nine months ended September 30, 2018, as compared to the same period in 2017, due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy. In the prior year, gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Same store gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVRs.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$864.0	$841.6	$22.4	2.7	$2,579.6	$2,544.2	$35.4	1.4
Gross Profit	$390.6	$367.4	$23.2	6.3	$1,163.4	$1,116.0	$47.4	4.2
Gross profit as a percentage of revenue	45.2%	43.7%			45.1%	43.9%
Same Store:
Revenue	$843.3	$819.2	$24.1	2.9	$2,520.5	$2,469.7	$50.8	2.1
Gross Profit	$381.5	$358.0	$23.5	6.6	$1,136.7	$1,083.6	$53.1	4.9
Gross profit as a percentage of revenue	45.2%	43.7%			45.1%	43.9%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision services.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $20.7 million and $22.4 million in parts and service revenue and $9.1 million and $9.4 million in parts and service gross profit for the three months ended September 30, 2018 and 2017, respectively, and $59.1 million and $74.5 million in parts and service revenue and $26.7 million and $32.4 million in parts and service gross profit for the nine months ended September 30, 2018 and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and collision centers.
Third Quarter 2018 compared to Third Quarter 2017
During the three months ended September 30, 2018, same store parts and service gross profit increased as compared to the same period in 2017, primarily due to increases in gross profit associated with customer-pay service of $10.6 million and warranty of $2.1 million. Parts and service gross profit also benefited from smaller increases in gross profit associated with the preparation of vehicles for sale, wholesale and retail counter parts sales, and collision service.
Customer-pay service gross profit benefited from improved margin performance primarily from a shift in mix toward higher margin service work, our parts initiatives, including service and maintenance parts and accessories, and price increases. Warranty gross profit benefited from improved margin performance largely due to a shift in mix toward higher margin service work and improved parts and labor rates negotiated with certain manufacturers. Parts and service gross profit in the prior year was adversely impacted by the temporary store closures in Texas and Florida resulting from Hurricanes Harvey and Irma.
First Nine Months 2018 compared to First Nine Months 2017
During the nine months ended September 30, 2018, same store parts and service gross profit increased as compared to the same period in 2017, primarily due to an increase in gross profit associated with customer-pay service of $30.9 million. Customer-pay service gross profit benefited from improved margin performance primarily from a shift in mix toward higher margin service work, our parts initiatives, including service and maintenance parts and accessories, and price increases. Parts and service gross profit also benefited from smaller increases in gross profit associated with service work outsourced to third parties, collision service, and warranty.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$247.4	$241.6	$5.8	2.4	$736.0	$692.0	$44.0	6.4
Gross profit per vehicle retailed	$1,771	$1,660	$111	6.7	$1,773	$1,647	$126	7.7
Same Store:
Revenue and gross profit	$243.9	$235.4	$8.5	3.6	$724.4	$672.9	$51.5	7.7
Gross profit per vehicle retailed	$1,781	$1,674	$107	6.4	$1,785	$1,666	$119	7.1

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

The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $3.5 million and $6.2 million for the three months ended September 30, 2018 and 2017, respectively, and $11.6 million and $19.1 million for the nine months ended September 30, 2018 and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores.

Third Quarter 2018 compared to Third Quarter 2017
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2018, as compared to the same period in 2017, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.
First Nine Months 2018 compared to First Nine Months 2017
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2018, as compared to the same period in 2017, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,789.7	$1,912.4	$(122.7)	(6.4)	$5,389.5	$5,557.7	$(168.2)	(3.0)
Import	1,770.6	1,789.7	(19.1)	(1.1)	5,140.2	5,123.5	16.7	0.3
Premium Luxury	1,668.8	1,634.3	34.5	2.1	5,116.8	4,894.9	221.9	4.5
Total	5,229.1	5,336.4	(107.3)	(2.0)	15,646.5	15,576.1	70.4	0.5
Corporate and other	120.1	96.0	24.1	25.1	354.6	275.0	79.6	28.9
Total consolidated revenue	$5,349.2	$5,432.4	$(83.2)	(1.5)	$16,001.1	$15,851.1	$150.0	0.9
Segment income(1):
Domestic	$67.2	$69.0	$(1.8)	(2.6)	$194.6	$190.5	$4.1	2.2
Import	85.3	81.0	4.3	5.3	236.2	227.9	8.3	3.6
Premium Luxury	76.9	78.8	(1.9)	(2.4)	249.5	243.3	6.2	2.5
Total	229.4	228.8	0.6	0.3	680.3	661.7	18.6	2.8
Corporate and other	(58.5)	(42.7)	(15.8)		(193.1)	(118.3)	(74.8)
Floorplan interest expense	32.7	25.1	(7.6)		93.4	70.7	(22.7)
Operating income	$203.6	$211.2	$(7.6)	(3.6)	$580.6	$614.1	$(33.5)	(5.5)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	25,966	29,618	(3,652)	(12.3)	76,871	82,765	(5,894)	(7.1)
Import	37,540	40,442	(2,902)	(7.2)	107,776	111,781	(4,005)	(3.6)
Premium Luxury	15,731	16,132	(401)	(2.5)	47,822	47,336	486	1.0
	79,237	86,192	(6,955)	(8.1)	232,469	241,882	(9,413)	(3.9)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,789.7	$1,912.4	$(122.7)	(6.4)	$5,389.5	$5,557.7	$(168.2)	(3.0)
Segment income	$67.2	$69.0	$(1.8)	(2.6)	$194.6	$190.5	$4.1	2.2
Retail new vehicle unit sales	25,966	29,618	(3,652)	(12.3)	76,871	82,765	(5,894)	(7.1)
Third Quarter 2018 compared to Third Quarter 2017
Domestic revenue decreased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to the divestitures we completed subsequent to the third quarter of 2017 and a decrease in new vehicle unit volume, partially offset by an increase in new and used vehicle revenue PVRs. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. The increase in new and used vehicle revenue PVRs was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency and relatively low average fuel prices. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income decreased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to decreases in new vehicle gross profit PVR and new vehicle unit volume due to competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. Segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by a decrease in SG&A expenses due to the divestitures we completed subsequent to the third quarter of 2017, as well as an increase in parts and service gross profit associated with customer-pay service, due in part to our parts initiatives, and warranty.
First Nine Months 2018 compared to First Nine Months 2017
Domestic revenue decreased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to the divestitures we completed subsequent to the third quarter of 2017 and a decrease in new vehicle unit volume, partially offset by an increase in new and used vehicle revenue PVRs. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. The increase in new and used vehicle revenue PVRs was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency and relatively low average fuel prices. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices. Domestic revenue also benefited from an increase in finance and insurance revenue and gross profit as a result of improved finance and insurance revenue and gross profit PVR, primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration.
Domestic segment income increased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to a decrease in SG&A expenses due to the divestitures we completed subsequent to the third quarter of 2017, as well as an increase in parts and service gross profit associated with customer-pay service and collision service, due in part to our parts initiatives, and the increase in finance and insurance revenue and gross profit discussed above. Increases in Domestic segment income were partially offset by decreases in new vehicle gross profit PVR and new vehicle unit volume due to competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. Segment income was also adversely impacted by an increase in floorplan interest expense.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,770.6	$1,789.7	$(19.1)	(1.1)	$5,140.2	$5,123.5	$16.7	0.3
Segment income	$85.3	$81.0	$4.3	5.3	$236.2	$227.9	$8.3	3.6
Retail new vehicle unit sales	37,540	40,442	(2,902)	(7.2)	107,776	111,781	(4,005)	(3.6)
Third Quarter 2018 compared to Third Quarter 2017
Import revenue decreased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to the divestitures we completed subsequent to the third quarter of 2017 and a decrease in new vehicle unit volume, partially offset by increases in new and used vehicle revenue PVRs and used vehicle unit volume. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. The increase in new and used vehicle revenue PVRs was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency and relatively low average fuel prices. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices. Import used vehicle unit volume benefited from the continued acceptance of our One Price centralized pricing and appraisal strategy.
Import segment income increased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in finance and insurance revenue and gross profit PVR due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Additionally, we were able to recognize certain previously deferred incentives from a manufacturer during the quarter, which favorably impacted Import segment income. Increases in segment income were partially offset by a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles, and an increase in floorplan interest expense.
First Nine Months 2018 compared to First Nine Months 2017
Import revenue increased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in new and used vehicle revenue PVRs. New and used vehicle revenue PVRs increased due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency and relatively low average fuel prices. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices. Import revenue also benefited from the continued acceptance of our One Price centralized pricing and appraisal strategy, as well as an increase in finance and insurance revenue and gross profit. Finance and insurance revenue and gross profit PVR benefited from higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in Import revenue were partially offset by decreases in revenue resulting from the divestitures we completed subsequent to the third quarter of 2017, as well as a decrease in new vehicle unit volume due to overall competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
Import segment income increased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to the increase in finance and insurance revenue and gross profit discussed above, as well as an increase in used vehicle gross profit PVR. In the prior year, used vehicle gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Increases in Import segment income were partially offset by a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles, and an increase in floorplan interest expense.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,668.8	$1,634.3	$34.5	2.1	$5,116.8	$4,894.9	$221.9	4.5
Segment income	$76.9	$78.8	$(1.9)	(2.4)	$249.5	$243.3	$6.2	2.5
Retail new vehicle unit sales	15,731	16,132	(401)	(2.5)	47,822	47,336	486	1.0
Third Quarter 2018 compared to Third Quarter 2017
Premium Luxury revenue increased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to an acquisition completed during the third quarter of 2018 and two new add-point openings completed subsequent to the third quarter of 2017. Premium Luxury revenue also benefited from an increase in used vehicle unit volume, due in part to continued acceptance of our One Price centralized pricing and appraisal strategy.
Premium Luxury segment income decreased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to increases in SG&A and floorplan interest expenses, due in part to the acquisition and new add-point openings discussed above, and a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. Decreases in Premium Luxury segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service and warranty and an increase in finance and insurance revenue and gross profit. Finance and insurance revenue and gross profit PVR benefited from higher realized margins on vehicle service contracts, as well as an increase in product penetration.
First Nine Months 2018 compared to First Nine Months 2017
Premium Luxury revenue increased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to increases in new and used vehicle revenue, resulting from increases in both new and used vehicle revenue PVR and unit volume. New and used vehicle revenue PVR and unit volume benefited from acquisitions and new add-point openings completed during 2017 and 2018. Used vehicle unit volume also benefited from continued acceptance of our One Price centralized pricing and appraisal strategy.
Premium Luxury segment income increased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in parts and service gross profit associated with customer-pay service and warranty and an increase in finance and insurance revenue and gross profit. Finance and insurance revenue and gross profit PVR benefited from higher realized margins on vehicle service contracts, as well as increases in product penetration. Premium Luxury segment income also benefited from increases in used vehicle unit volume, noted above, and used vehicle gross profit PVR. In the prior year, used vehicle gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Increases in Premium Luxury segment income were partially offset by increases in SG&A and floorplan interest expenses, due in part to the acquisitions and new add-point openings discussed above, and a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$389.8	$382.9	$(6.9)	(1.8)	$1,171.5	$1,145.0	$(26.5)	(2.3)
Advertising	51.7	50.6	(1.1)	(2.2)	148.0	144.3	(3.7)	(2.6)
Store and corporate overhead	184.7	174.0	(10.7)	(6.1)	558.8	524.8	(34.0)	(6.5)
Total	$626.2	$607.5	$(18.7)	(3.1)	$1,878.3	$1,814.1	$(64.2)	(3.5)

SG&A as a % of total gross profit:
Compensation	45.6	45.3	(30)	bps	46.0	46.0	—	bps
Advertising	6.0	6.0	—	bps	5.8	5.8	—	bps
Store and corporate overhead	21.6	20.5	(110)	bps	21.9	21.0	(90)	bps
Total	73.2	71.8	(140)	bps	73.7	72.8	(90)	bps
Third Quarter 2018 compared to Third Quarter 2017
SG&A expenses increased during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to increases in expenses related to our brand extension strategy, as well as acquisitions and new add-point openings. Increases in SG&A expenses were partially offset by decreases due to divestitures. As a percentage of total gross profit, SG&A expenses increased to 73.2% during the three months ended September 30, 2018, from 71.8% in the same period in 2017, primarily due to lower gross profit in our new vehicle business and investments related to our brand extension strategy.
First Nine Months 2018 compared to First Nine Months 2017
SG&A expenses increased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to increases in expenses related to our brand extension strategy. Additionally, store and corporate overhead expenses increased due to increases in costs associated with our self-insurance programs, including less favorable claims experience and higher premiums, deductibles, and hail-related losses. Increases in SG&A expenses were partially offset by decreases due to divestitures. As a percentage of total gross profit, SG&A expenses increased to 73.7% during the nine months ended September 30, 2018, from 72.8% in the same period in 2017, primarily due to lower gross profit in our new vehicle business and investments related to our brand extension strategy.
Other Income, Net (included in Operating Income)
During the third quarter of 2018, we recognized net gains of $18.1 million related to store divestitures. During the second quarter of 2018, we recognized net gains of $8.6 million related to store/property divestitures and gains of $6.0 million related to certain legal settlements. During the first quarter of 2018, we recognized net gains of $12.3 million related to store/property divestitures, which were partially offset by asset impairments and other charges of $2.0 million.
During the third quarter of 2017, we recognized gains of $9.3 million related to store divestitures and $4.7 million related to a property divestiture. During the second quarter of 2017, we recognized net gains largely related to store divestitures of $19.8 million. During the first quarter of 2017, we recognized a gain of $9.8 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights, a gain of $5.6 million related to a property divestiture, and a gain of $4.3 million related to a store divestiture.

Franchise Rights Impairment
During the second quarter of 2018, we recorded non-cash impairment charges of $8.1 million to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2018 compared to Third Quarter 2017
Floorplan interest expense was $32.7 million for the three months ended September 30, 2018, compared to $25.1 million for the same period in 2017. The increase in floorplan interest expense of $7.6 million is primarily due to higher average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
First Nine Months 2018 compared to First Nine Months 2017
Floorplan interest expense was $93.4 million for the nine months ended September 30, 2018, compared to $70.7 million for the same period in 2017. The increase in floorplan interest expense of $22.7 million is primarily due to higher average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Third Quarter 2018 compared to Third Quarter 2017
Other interest expense of $28.4 million for the three months ended September 30, 2018, decreased $1.6 million as compared to $30.0 million for the same period in 2017, primarily due to lower average debt balances and lower average interest rates as we refinanced higher cost debt with lower-rate senior notes and commercial paper. Interest expense decreased by $9.0 million resulting from the repayments of the 6.75% Senior Notes due 2018 in the second quarter of 2018 and the mortgage facility in the fourth quarter of 2017. Decreases in interest expense were largely offset by an increase of $6.8 million resulting from the November 2017 issuance of our 3.5% Senior Notes due 2024 and 3.8% Senior Notes due 2027, and $1.4 million resulting from higher year-over-year average interest rates on our commercial paper borrowings. The weighted average annual interest rate on our commercial paper borrowings during the third quarter of 2018 was 2.65% compared to 1.77% for the third quarter of 2017.
First Nine Months 2018 compared to First Nine Months 2017
Other interest expense of $90.4 million for the nine months ended September 30, 2018, increased $2.4 million as compared to $88.0 million for the same period in 2017, primarily due to an increase in interest expense of $20.7 million resulting from the November 2017 issuance of our 3.5% Senior Notes due 2024 and 3.8% Senior Notes due 2027, largely offset by a decrease in interest expense of $19.0 million resulting from the repayments of the 6.75% Senior Notes due 2018 in the second quarter of 2018 and the mortgage facility in the fourth quarter of 2017.
Provision for Income Taxes
Income taxes are based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also impacted by our geographic income mix.
On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. During the third quarter of 2018, and in connection with the finalization of our December 31, 2017 federal tax return, we adjusted our deferred tax assets and liabilities for the income tax rate change associated with tax reform, resulting in a 340 basis point and a 120 basis point impact on the effective income tax rate for the three and nine months ended September 30, 2018, respectively.
Our effective income tax rate was 22.6% for the three months ended September 30, 2018, and 38.2% for the three months ended September 30, 2017. Our effective income tax rate was 24.4% for the nine months ended September 30, 2018, and 38.7% for the nine months ended September 30, 2017.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2018		December 31, 2017
Cash and cash equivalents	$52.6		$69.2
Revolving credit facility (1)	$1,125.1	(2)	$1,378.6
Secured used vehicle floorplan facilities (3)	$0.5		$0.4

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At September 30, 2018, we had $47.5 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $600.0 million of commercial paper notes outstanding at September 30, 2018. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At September 30, 2018, surety bonds, letters of credit, and cash deposits totaled $110.6 million, of which $47.5 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2016, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
Capital Allocation
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives, including our brand extension strategy discussed above under “Strategic Initiatives.” We also deploy capital opportunistically to repurchase our common stock and/or debt, to complete dealership, collision center, or other automotive business-related acquisitions or investments, and/or build facilities for newly awarded franchises or newly opened collision centers. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2018	2017	2018	2017
Shares repurchased	—	9.2	2.1	10.1
Aggregate purchase price	$—	$400.0	$100.0	$434.9
Average purchase price per share	$—	$43.28	$47.58	$42.99
The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as dealership, collision center, and other automotive business-related acquisitions or investments, capital investments in our current businesses, or repurchases of our debt.
As of September 30, 2018, $263.7 million remained available for share repurchases under the program.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Purchases of property and equipment, including operating lease buy-outs (1)	$88.9	$55.9	$271.6	$224.6

(1)	Includes accrued construction in progress and excludes property associated with capital leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Cash received from (used in) business acquisitions, net(1)	$(65.2)	$(4.0)	$(67.9)	$(56.9)
Cash received from (used in) business divestitures, net	$47.4	$13.2	$144.2	$47.8

(1)	Excludes capital leases and deferred purchase price commitments.
We purchased one Premium Luxury store in the Southern California market, a collision center in the Baltimore, Maryland market, and a collision center in the Dallas, Texas market during the nine months ended September 30, 2018. We purchased one Premium Luxury store in Florida and four collision centers located in Texas, Florida, Washington, and California during the nine months ended September 30, 2017.
During the nine months ended September 30, 2018, we divested eight Domestic stores, five Import stores, two Premium Luxury stores, and one collision center. During the nine months ended September 30, 2017, we divested three Import stores and one Domestic store.
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
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of September 30, 2018, and December 31, 2017.

			(in millions)
Debt Description	Maturity Date	Interest Payable	September 30, 2018	December 31, 2017
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$—	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Capital leases and other debt	Various dates through 2038	Monthly	130.6	139.4
			1,980.6	2,389.4
Less: unamortized debt discounts and debt issuance costs			(13.2)	(15.7)
Less: current maturities			(5.3)	(414.5)
Long-term debt, net of current maturities			$1,962.1	$1,959.2
In April 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes through the utilization of our commercial paper program.
At September 30, 2018, we had $600.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.77% and a weighted-average remaining term of 8 days. At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days.
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

As of September 30, 2018, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2018, our leverage ratio and capitalization ratio were as follows:

	September 30, 2018
	Requirement	Actual
Leverage ratio (subject to step-downs to 3.75x by December 31, 2018)	≤ 4.00x	2.79x
Capitalization ratio	≤ 70.0%	59.6%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2018	December 31, 2017
Vehicle floorplan payable - trade	$2,107.6	$2,179.1
Vehicle floorplan payable - non-trade	1,495.7	1,627.8
Vehicle floorplan payable	$3,603.3	$3,806.9
See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Net cash provided by operating activities	$535.1	$457.0
Net cash used in investing activities	$(172.2)	$(203.5)
Net cash used in financing activities	$(380.7)	$(262.3)
Cash Flows from Operating Activities
Our primary sources of operating cash flows result from the sale of vehicles and finance and insurance products, collections from customers for the sale of parts and services, and proceeds from vehicle floorplan payable-trade. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, purchases of inventory, personnel-related expenditures, and payments related to taxes and leased properties.
Net cash provided by operating activities increased during the nine months ended September 30, 2018, as compared to the same period in 2017, due to an increase in earnings and a decrease in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in cash received from business divestitures, net of cash relinquished, and an increase in proceeds from the sale of property and equipment, partially offset by an increase in purchases of property and equipment, a decrease in proceeds from assets held for sale, and an increase in cash used in business acquisitions, net of cash acquired.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.

During the nine months ended September 30, 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $270.0 million during the nine months ended September 30, 2018, and net proceeds of $53.0 million during the nine months ended September 30, 2017, as well as changes in vehicle floorplan payable-non-trade totaling net payments of $147.6 million for the nine months ended September 30, 2018, and net proceeds of $15.4 million for the nine months ended September 30, 2017.
During the nine months ended September 30, 2018, we repurchased 2.1 million shares of common stock for an aggregate purchase price of $100.0 million (average purchase price per share of $47.58). During the nine months ended September 30, 2017, we repurchased 10.1 million shares of common stock for an aggregate purchase price of $434.9 million (average purchase price per share of $42.99).
During the nine months ended September 30, 2018, we had no borrowings or repayments under our revolving credit facility. During the nine months ended September 30, 2017, we borrowed $907.0 million and repaid $825.0 million under our revolving credit facility, for net borrowings of $82.0 million.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding our brand extension strategy, strategic initiatives, partnerships, or investments, the impact of tax reform in the United States on our financial results, pending or planned acquisitions, expected future investments in our business, and our expectations for the future performance of our business (including with respect to sales of used vehicles and parts and accessories) and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
We had $3.6 billion of variable rate vehicle floorplan payable at September 30, 2018, and $3.8 billion at December 31, 2017. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $36.0 million at September 30, 2018, and $38.1 million at December 31, 2017. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $600.0 million of commercial paper notes outstanding at September 30, 2018, and $330.0 million at December 31, 2017. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $6.0 million at September 30, 2018 and $3.3 million at December 31, 2017.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and capital lease and other debt obligations, totaled $2.0 billion and had a fair value of $1.9 billion as of September 30, 2018, and totaled $2.4 billion and had a fair value of $2.4 billion as of December 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2018 - July 31, 2018	—	$—	—	$263.7
August 1, 2018 - August 31, 2018	—	$—	—	$263.7
September 1, 2018 - September 30, 2018	—	$—	—	$263.7
Total	—		—

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of September 30, 2018, $263.7 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated Employment Agreement, dated as of September 17, 2018, by and between AutoNation, Inc. and Michael J. Jackson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	October 30, 2018	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)