Form 10-K
period 2018-12-31
AUTONATION, INC.
filed 2019-02-22
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the new registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 29, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.6 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 29, 2018).
As of February 20, 2019, the registrant had 90,058,836 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2018, we owned and operated 326 new vehicle franchises from 239 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We also own and operate 85 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “Customer Care”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2018.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2018, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Mitsubishi	Alfa Romeo	Lexus
Cadillac	GMC	Fiat	Nissan	Audi	Maserati
Chevrolet	Jeep	Honda	Subaru	Bentley	Mercedes-Benz
Chrysler	Lincoln	Hyundai	Toyota	BMW	MINI
Dodge	Ram	Infiniti	Volkswagen	Jaguar	Porsche
		Mazda	Volvo	Land Rover

The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2018, Domestic revenue represented 33% of total revenue, Premium Luxury revenue represented 33% of total revenue, and Import revenue represented 32% of total revenue. For additional financial information regarding our three reportable segments, refer to Note 20 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), the expansion of AutoNation-branded collision centers, AutoNation-branded automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers. During 2018, we opened nine and acquired two collision centers, and we opened one automotive auction and two AutoNation USA stores. Our brand extension strategy also includes AutoNation Pre-Owned 360, which encompasses our technology, processes, and procedures for our One Price used vehicle centralized pricing and appraisal strategy, as well as our “We’ll Buy Your Car” program (under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations), and related training and systems.
We also continue to implement our Customer Care initiatives, including our AutoNation-branded parts and accessories. Our branded parts are sold under the name “AutoNation PrecisionParts,” which are sourced through various partnerships with third-party suppliers. These parts include maintenance and repair items such as batteries, wiper blades, filters, and service-drive chemicals. In addition, we have launched an accessory line called “AutoNation AutoGear” with nearly 30 high quality accessory brands for lifestyle, appearance, protection, and vehicle security. Our Customer Care initiatives also include the direct sourcing and distribution of other retail and wholesale parts for sale to our customers and other dealerships and collision centers. We currently have six operational AutoNation aftermarket collision parts distribution centers. We have also partnered with other collision service providers and large online marketplaces to fulfill sales demand of aftermarket collision parts. We expect to continue to expand our distribution network to support our national wholesale footprint and create more opportunities to offer both original manufacturer and AutoNation aftermarket collision parts to our customers.

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

•	Continue to invest in strategic partnerships to evolve with the changing automotive retail industry and to widen our access to new and expanding sales channels for vehicles, parts, and service.
We have invested in various strategic partnerships with a focus on emerging digital technologies. While we do not expect these partnerships to have a material impact on near-term future earnings, we believe these partnerships will further enhance our ability to adapt to changing customer behavior and expectations. Our investment in Vroom Inc., one of the largest online car retailers, provides a foundation for strategic partnership opportunities with an experienced and proven e-commerce executive team. Our partnership with Fair, a used vehicle subscription company, positions us to adapt to shifting mobility preferences and provides us access to a wider group of customers. We also have invested in strategic partnerships to expand our access to parts and service customers, such as our partnership with Waymo, the self-driving technology company of Alphabet Inc., to support Waymo’s autonomous vehicle program, and our partnership with AAA as its first national Approved Auto Repair program partner.
As most customers still purchase vehicles through brick-and-mortar stores, we continue to ensure we have density in our core markets where we operate. We have retail operations in 16 states with a focus on major metropolitan areas, and we seek to offer an optimal mix of our products and services within our key markets. We will continue to pursue acquisitions and new store and collision center opportunities that meet our return on investment threshold.
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2018, approximately 38% of our segment income for reportable segments was generated by Premium Luxury franchises, approximately 34% by Import franchises, and approximately 28% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on maximizing stockholder returns. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives, including our brand extension strategy discussed above under “Business Strategy.” We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership, collision center, or other automotive business-related acquisitions or investments, and/or build facilities for newly awarded franchises. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.
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
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including manufacturer recall repairs and other warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also recondition used vehicles acquired by our used vehicle departments and perform minor preparatory work on new vehicles acquired by our new vehicle departments. In addition to our retail business, we also have wholesale parts operations, which sell automotive parts to both collision repair shops and independent vehicle repair providers. We also offer AutoNation PrecisionParts and AutoNation AutoGear, product and accessory lines that are integrated into our parts and service operations.
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
We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products, and several of these vehicle protection products are AutoNation-branded. These products are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We sell the products on a commission basis, and in certain cases, we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements with the issuers of those products.
As of December 31, 2018, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	50	60	24
Texas	42	64	20
California	39	51	18
Colorado	15	25	7
Arizona	14	18	6
Washington	15	20	5
Georgia	16	25	4
Nevada	11	13	4
Tennessee	8	12	3
Illinois	7	8	3
Maryland	7	9	1
Ohio	4	4	1
New York	4	6	1
Alabama	4	8	1
Virginia	2	2	1
Minnesota	1	1	1
Total	239	326	100

(1)
Revenue by state includes revenue from non-dealership operations, such as collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and aftermarket collision parts businesses.

The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2018:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,524.8	37,918	12.2	38
Chevrolet, Buick, Cadillac, GMC	1,255.3	34,467	11.1	42
Chrysler, Dodge, Jeep, Ram	1,120.7	29,630	9.5	68
Domestic Total	3,900.8	102,015	32.8	148
Import:
Toyota	1,746.4	60,401	19.4	19
Honda	1,145.4	42,480	13.7	24
Nissan	437.2	16,361	5.3	10
Other Import	717.4	23,314	7.5	32
Import Total	4,046.4	142,556	45.9	85
Premium Luxury:
Mercedes-Benz	1,435.1	24,979	8.0	38
BMW	884.1	16,126	5.2	16
Lexus	330.2	7,202	2.3	3
Audi	363.4	7,080	2.3	8
Jaguar Land Rover	450.8	6,288	2.0	14
Other Premium Luxury	340.8	4,593	1.5	14
Premium Luxury Total	3,804.4	66,268	21.3	93
	$11,751.6	310,839	100.0	326
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
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online and mobile offerings. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to industry sources, as of December 31, 2018, there were approximately 16,700 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We face competition from (i) several public companies that operate numerous automotive retail stores or collision centers on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores or collision centers in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.

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
We also compete with independent automobile service shops, service center chains, collision service operations, and wholesale parts outlets. We believe that the principal competitive factors in the parts and service business are price, location, expertise with the particular vehicle lines, and customer service. We also compete with a broad range of financial institutions in our finance and insurance business. We believe that the principal competitive factors in the finance and insurance business are product selection, convenience, price, contract terms, and the ability to finance vehicle protection and aftermarket products.
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
Employees
As of December 31, 2018, we employed approximately 26,000 full-time and part-time employees, approximately 250 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
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
Executive Officers of AutoNation
The following sets forth certain information regarding our executive officers as of February 20, 2019. As previously disclosed in a Current Report on Form 8-K filed with the SEC on February 22, 2019, our Board of Directors has appointed Carl C. Liebert III as our Chief Executive Officer and President, and as a member of our Board, effective as of March 11, 2019. In accordance with the terms of his employment agreement with the Company, Mr. Jackson will become our Executive Chairman (including Chairman of the Board) until December 31, 2021, and he will no longer serve as our Chief Executive Officer and President, effective as of March 11, 2019.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry
Mike Jackson	70	Chairman of the Board, Chief Executive Officer and President	19	48
H. Scott Arnold	60	Executive Vice President, Customer Care and Brand Extensions	14	41
James R. Bender	63	Executive Vice President, Sales	19	42
Marc Cannon	57	Executive Vice President and Chief Marketing Officer	21	32
C. Coleman Edmunds	54	Executive Vice President, General Counsel and Corporate Secretary	23	23
Cheryl Miller	46	Executive Vice President and Chief Financial Officer	11	20
Mike Jackson has served as our Chief Executive Officer and Director since September 1999, as our Chairman of the Board since January 2003, and as our President since June 2017. He also served as our President from February 2015 until January 2017. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated 11 automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. From January 2018 until December 2018, Mr. Jackson served as Chair, and from January 2015 until December 2017 as Deputy Chair, of the Board of Directors of the Federal Reserve Bank of Atlanta. He was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta in January 2014, after having previously served on the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch.
H. Scott Arnold has served as our Executive Vice President, Customer Care and Brand Extensions since May 2017. From January 2017 through April 2017, Mr. Arnold served as Senior Vice President, Customer Care. Prior to becoming a Senior Vice President, Mr. Arnold held various leadership roles within the Company, including as a Market President in the Company’s Western Region from February 2011 until September 2012, as Region Vice President, Customer Care in the Company’s Western Region from October 2012 through July 2015, and as Vice President, Customer Care from August 2015 through December 2016.

James R. Bender has served as our Executive Vice President, Sales since January 2019. Mr. Bender is responsible for new and used vehicle sales, as well as Customer Financial Services and manufacturer relations. Prior to becoming an Executive Vice President, Mr. Bender served as Region President of our Eastern Region, with responsibility for the states of Florida, Georgia, Alabama, Virginia, Tennessee, Ohio, and Maryland from February 2015 until December 2018, and as President of our former Florida Region from April 2004 until January 2015. Mr. Bender joined AutoNation in April 2000.
Marc Cannon has served as our Executive Vice President and Chief Marketing Officer since January 2017. Mr. Cannon is responsible for marketing, communications, customer service, AutoNation.com, and public policy. From February 2016 until January 2017, he served as our Chief Marketing Officer, Senior Vice President of Communications and Public Policy, and from February 2007 until February 2016, he served as our Senior Vice President, Corporate Communications.
C. Coleman Edmunds has served as our Executive Vice President, General Counsel and Corporate Secretary since April 2017. In addition to his role as General Counsel, Mr. Edmunds assumed responsibility for Human Resources and Corporate Development in January 2019. From October 2007 through March 2017, Mr. Edmunds served as our Senior Vice President, Deputy General Counsel and Assistant Secretary. He joined AutoNation in November 1996. Prior to joining AutoNation, Mr. Edmunds was in private practice with the international law firm of Baker & McKenzie.
Cheryl Miller has served as our Executive Vice President and Chief Financial Officer since March 2014. Ms. Miller has responsibility for all financial functions and corporate strategy, as well as corporate real estate services and benefits. She was appointed Interim Chief Financial Officer in January 2014, and she served as Treasurer, Vice President Investor Relations from April 2010 until March 2014. Ms. Miller serves as a director, and as Chair of the Audit Committee, of Tyson Foods, Inc.
Corporate Social Responsibility
We strive to conduct our business in an ethical and socially responsible way, and are sensitive to the needs of the environment, our customers, our shareholders, our employees, and our communities.
We have transformed our brand through our “Drive Pink” initiative. More than a charitable focus on cancer research and treatment, Drive Pink is a core element of our corporate culture and has impacted customers, associates, and communities in meaningful ways.
We fund national cancer research and treatment facilities from coast to coast through our philanthropic activities. Through the combined efforts of our 26,000 associates, vendors/partners, customers, and executive leadership, we have raised and donated approximately $18 million to support the world-class AutoNation Institute for Breast and Solid Tumor Cancer Research, the Moffitt Cancer Center, the Breast Cancer Research Foundation, St. Jude Children’s Research Hospital, and other leading cancer facilities.
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
We also offer an innovative company-paid cancer insurance plan that provides financial assistance to associates or their families recently diagnosed with cancer. This company-paid benefit is offered by fewer than 5% of companies nationally and it further underscores our commitment to driving out cancer.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic initiatives and our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
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
We believe that many factors affect sales of new and used vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences and the success of third-party online and mobile sales platforms, the level of personal discretionary spending, unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, tariffs, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, the length of consumer loans on existing vehicles, and the rise of ride-sharing applications. Changes in interest rates can significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. The imposition of new tariffs, quotas, duties, or other restrictions or limitations could increase prices for vehicles and/or parts imported into the United States and adversely impact demand for such vehicles and/or parts. Our vehicle sales, service, and collision businesses could also be adversely affected by changes in the automotive industry driven by new technologies, distribution channels, or products, including ride-sharing applications, subscription services, autonomous and electric vehicles, and accident avoidance technology.
Approximately 17.3 million, 17.2 million, and 17.5 million new vehicles were sold in the United States in 2018, 2017, and 2016, respectively. We currently expect that the annual rate of U.S. new vehicle unit sales will decrease to the high 16 million unit level in 2019. However, actual sales may materially differ. If new vehicle production exceeds the new vehicle industry selling rate, our new vehicle gross profit per vehicle retailed could be adversely impacted by excess supply and any resulting changes in incentive, marketing, and other programs of vehicle manufacturers. See the risk factor “Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers” below. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of parts and automotive repair and maintenance services and automotive finance and insurance products.
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
In 2018, our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed basis were adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs based upon store-level growth targets established by those manufacturers (commonly referred to as “stair-step” incentive programs), which result in multi-tier pricing and adversely impact our ability to compete with other dealers. If those manufacturers continue to use such incentive programs or if other manufacturers adopt similar incentive programs, our operating results could continue to be adversely impacted.
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
The core brands of vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
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
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in our brand extension strategy, which includes branded parts and accessories, branded Customer Financial Services products, the expansion of branded collision centers, branded automotive auctions, and stand-alone used vehicle sales and service centers. In connection with our brand extension strategy, we have adopted a one price used vehicle centralized pricing and appraisal strategy at all of our stores. See “Business Strategy” in Part I, Item 1 of this Form 10-K. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. There can be no assurance that those initiatives will be successful or that the amount we invest in those initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.
If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed.
We believe that we have built an excellent reputation as an automotive retailer in the United States. All of our Domestic and Import stores are unified under the AutoNation retail brand. We believe that our continued success will depend on our ability to maintain and enhance the value of our retail brands across all of our sales channels, including in the communities in which we operate, and to attract consumers to our own digital channels.
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
The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance, vehicle protection products, advertising, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, the environment, vehicle emissions and fuel economy, health and safety, and employment practices. With respect to motor vehicle sales, retail installment sales, leasing, finance and insurance, vehicle protection products, and advertising, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. See the risk factor “We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects” above. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations or the unfavorable resolution of one or more lawsuits or governmental investigations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

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
The credit agreement governing our revolving credit facility and the indentures relating to our senior unsecured notes contain covenants that limit the discretion of our management with respect to various business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make investments, and to sell or otherwise dispose of assets and to merge or consolidate with other entities. A failure by us to comply with the obligations contained in any of our debt agreements could result in an event of default, which could permit acceleration of the related debt as well as acceleration of debt under other debt agreements that contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. Additionally, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by those manufacturers in specified circumstances in the event of our default under our debt agreements.
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

As of December 31, 2018, we had $2.6 billion of total non-vehicle debt (including amounts outstanding under our commercial paper program and capital leases) and $4.0 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:

•	We may have difficulty satisfying our debt service obligations and, if we fail to comply with these requirements, an event of default could result;

•
We may be required to dedicate a substantial portion of our cash flow from operations to make required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions, investments, and other general corporate activities;

•
A downgrade in our credit ratings could negatively impact the interest rate payable on our senior notes and could negatively impact our ability to issue, or the interest rates for, commercial paper notes;

•	Covenants relating to our indebtedness may limit our ability to obtain financing for working capital, capital expenditures, acquisitions, investments, and other general corporate activities;

•	Covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	We may be more vulnerable to the impact of economic downturns and adverse developments in our business;

•	We may be placed at a competitive disadvantage against any less leveraged competitors;

•	Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise; and

•	An increase in our leverage ratio could negatively impact the applicable margins on interest rates charged for borrowings under our revolving credit facility.

•	Future share repurchases may be limited by the maximum leverage ratio and/or maximum capitalization ratio described above.
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

During 2018, we recorded non-cash impairment charges of $8.1 million ($6.1 million after-tax) associated with certain franchise rights at our stores. See Note 17 of the Notes to Consolidated Financial Statements for more information.
Our largest stockholders, as a result of their ownership stakes in us, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
Based on filings made with the SEC through February 20, 2019, William H. Gates III beneficially owns approximately 23% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which he is a co-trustee. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 20, 2019, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 17% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 20, 2019, William H. Gates III and ESL beneficially own approximately 40% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” As of February 20, 2019, there were 1,441 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2018 – October 31, 2018	361	$40.38	—	$263.7
November 1, 2018 – November 30, 2018	128	$38.61	—	$263.7
December 1, 2018 – December 31, 2018	118	$33.52	—	$263.7
Total for three months ended December 31, 2018	607		—
Total for twelve months ended December 31, 2018	2,117,301		2,100,838

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2018, $263.7 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. Our stock repurchase program does not have an expiration date. In 2018, all of our shares were repurchased under our stock repurchase program, except for 16,463 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (6,126 shares in the first quarter of 2018, 9,730 shares in the second quarter of 2018, and 607 shares in the fourth quarter of 2018).

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2013 through December 31, 2018 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2013 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/13	12/14	12/15	12/16	12/17	12/18
AutoNation Inc.	100.00	121.57	120.06	97.91	103.30	71.85
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Public Auto Retail Peer Group	100.00	130.36	113.14	127.91	127.52	115.16

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2018	2017	2016	2015	2014
Consolidated Statements of Income Data:
Revenue	$21,412.8	$21,534.6	$21,609.0	$20,862.0	$19,108.8
Income from continuing operations before income taxes	$529.4	$636.5	$702.3	$722.7	$682.3
Net income	$396.0	$434.6	$430.5	$442.6	$418.7
Basic earnings (loss) per share:
Continuing operations	$4.36	$4.45	$4.19	$3.94	$3.58
Discontinued operations	$—	$—	$(0.01)	$(0.01)	$(0.01)
Net income	$4.36	$4.44	$4.18	$3.93	$3.57
Weighted average common shares outstanding	90.9	97.8	103.1	112.7	117.3
Diluted earnings (loss) per share:
Continuing operations	$4.34	$4.43	$4.16	$3.90	$3.53
Discontinued operations	$—	$—	$(0.01)	$(0.01)	$(0.01)
Net income	$4.34	$4.43	$4.15	$3.89	$3.52
Weighted average common shares outstanding	91.3	98.2	103.8	113.9	118.9
Common shares outstanding, net of treasury stock	90.0	91.6	100.7	110.8	113.3
Consolidated Balance Sheets Data:
Total assets	$10,665.1	$10,271.5	$10,060.0	$9,548.2	$8,395.0
Long-term debt, net of current maturities	$1,926.2	$1,959.2	$1,611.1	$1,745.3	$2,098.7
Shareholders’ equity	$2,716.0	$2,369.3	$2,310.3	$2,349.3	$2,072.1
Retail vehicle unit sales (continuing operations):
New vehicle	310,839	329,116	337,622	339,080	318,008
Used vehicle	237,722	234,148	225,713	227,290	214,910
Total	548,561	563,264	563,335	566,370	532,918
See the Notes to Consolidated Financial Statements for additional information.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2018, we owned and operated 326 new vehicle franchises from 239 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). As of December 31, 2018, we also owned and operated 85 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
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
As of December 31, 2018, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2018, new vehicle sales accounted for approximately 55% of our total revenue, and approximately 15% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue, and approximately 10% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of total revenue, contributed approximately 75% of our gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 17.3 million in 2018, as compared to 17.2 million in 2017 and 17.5 million in 2016. We currently expect that full-year U.S. industry new vehicle unit sales in 2019 will decrease to the high 16 million unit level. However, actual sales may materially differ. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, an increase in off-lease supply of late-model used vehicles could benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume and pricing.
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

Results of Operations
We had net income from continuing operations of $395.9 million and diluted earnings per share of $4.34 in 2018, as compared to net income from continuing operations of $435.0 million and diluted earnings per share of $4.43 in 2017, and net income from continuing operations of $431.7 million and diluted earnings per share of $4.16 in 2016.
Our used vehicle gross profit increased 8%, our finance and insurance gross profit increased 4%, and our parts and service gross profit increased 4%, each as compared to 2017, due in part to our brand extension strategy. These increases were partially offset by a decrease in new vehicle gross profit of 12%. Our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed (“PVR”) basis were adversely impacted by competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles, in a plateauing sales environment. SG&A expenses increased, as compared to 2017, due to investments related to our brand extension strategy, as well as increases in costs associated with our self-insurance programs, including less favorable claims experience and higher premiums, deductibles, and hail-related losses. Floorplan interest expense also increased as compared to the prior year period, primarily due to higher average interest rates.
Net income from continuing operations benefited from net after-tax gains related to store/property divestitures of $43.7 million in 2018, $42.2 million in 2017, and $30.1 million in 2016, and after-tax gains of $8.7 million in 2018 related to certain legal settlements, $6.7 million in 2017 in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights, and $8.9 million in 2016 related to legal settlements.
In January 2019, we announced a restructuring of certain of our corporate and regional organization as part of a plan to reduce our annual spending by approximately $50 million in preparation of a challenging automotive retail market in 2019. In connection with this restructuring, we recognized $9.4 million of restructuring expenses during the fourth quarter of 2018, which is reflected as a component of our SG&A expenses. We expect to recognize additional expenses in the first quarter of 2019 related to this restructuring.
Chief Executive Officer Transition
On February 15, 2019, our Board of Directors appointed Carl C. Liebert III as Chief Executive Officer and President of AutoNation, and as a member of the Board, effective as of March 11, 2019. Prior to his appointment, Mr. Liebert, age 53, served as Chief Operating Officer and Executive Vice President of United Services Automobile Association (“USAA”), where he was responsible for USAA’s business operations functions, including USAA’s Bank, Investment, Life, Property and Casualty, Real Estate Investment Companies, and member contact functions. His responsibilities included delivering an integrated digital experience through USAA’s website, tablet, mobile devices, voice, and emerging channels. Mr. Liebert also previously served as President and Chief Executive Officer of 24-Hour Fitness and as Executive Vice President, Stores for The Home Depot. Mike Jackson, our current Chairman, Chief Executive Officer and President, will become our Executive Chairman until December 31, 2021, and he will no longer serve as our Chief Executive Officer and President, effective as of March 11, 2019.
Strategic Initiatives
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), the expansion of AutoNation-branded collision centers, AutoNation-branded automotive auctions, and AutoNation USA stand-alone used vehicle sales and service centers. During 2018, we opened nine and acquired two collision centers, and we opened one automotive auction and two AutoNation USA stores.
In October 2018, we invested $50 million in Vroom Inc., one of the largest online car retailers. Our investment currently represents an equivalent ownership stake of approximately 7%. In November 2018, we announced a partnership with Fair, the nation’s fastest growing car subscription company. Our partnership with Fair provides consumers with access to certain used and certified pre-owned vehicles at AutoNation dealerships, all through a mobile application. We also continue to partner with Waymo, the self-driving technology company of Alphabet Inc., in a multi-year agreement to support Waymo’s autonomous vehicle program. We do not expect our agreements with Waymo or Fair or our investment in Vroom to have a material effect on our financial results in the foreseeable future.

Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and as a result, our new vehicle inventory balance was net of cumulative write-downs of $0.5 million at December 31, 2018, and $2.2 million at December 31, 2017.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.2 million at December 31, 2018, and $4.1 million at December 31, 2017.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or net realizable value. We estimate the amount of potentially damaged and/or obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.4 million at December 31, 2018, and $5.2 million at December 31, 2017.

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
Goodwill
Goodwill for our reporting units is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2018, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of our reporting units. See Note 17 of the Notes to Consolidated Financial Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative goodwill impairment test.
As of December 31, 2018, we have $232.5 million of goodwill related to the Domestic reporting unit, $520.9 million related to the Import reporting unit, $717.7 million related to the Premium Luxury reporting unit, and $42.1 million in “Other.”
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 66 stores and totaled $572.2 million at April 30, 2018, are evaluated for impairment on a franchise-by-franchise basis annually. We performed quantitative franchise rights impairment tests as of April 30, 2018. As a result of the quantitative tests, we identified 3 stores with franchise rights carrying values that exceeded their fair values, and we recorded non-cash impairment charges of $8.1 million. We identified 11 additional stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. We will continue to monitor these 11 stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. If, hypothetically, the fair value of each of the franchise rights quantitatively tested had been determined to be 10% lower as of the valuation date, the additional aggregate pre-tax non-cash impairment charge would have been approximately $3 million. The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 17 of the Notes to Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
Chargeback Liability
Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We sell these products for an upfront commission, which is recognized when our performance obligation is satisfied, generally at the time of the vehicle sale. In certain cases, we also participate in the future underwriting profit on certain products pursuant to retrospective commission arrangements with the issuers of those products. See Note 2 of the Notes to Consolidated Financial Statements for more information on our revenue recognition.
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
We estimate our liability for chargebacks on commissions related to financing, vehicle service contracts, or other vehicle protection products on an individual basis using our historical chargeback experience based on internal cancellation data, as well as cancellation data received from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $128.1 million at December 31, 2018, and $120.8 million at December 31, 2017.
Chargebacks are influenced by the volume of vehicle sales in recent years, commission levels, product penetration, product mix, and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in an adjustment to our estimated liability for chargebacks. The increase in our liability for chargebacks is largely attributable to increases in commission levels received upon the sale of vehicle service contracts and product penetration in recent years, as well as product mix. Our actual chargeback experience has not been materially different from our recorded estimates. A 10% change in our estimated cancellation rates would have changed our estimated liability for chargebacks at December 31, 2018, by approximately $12.8 million. See Note 9 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2018 vs. 2017			2017 vs. 2016
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,751.6	$12,180.8	$(429.2)	(3.5)	$12,255.8	$(75.0)	(0.6)
Retail used vehicle	4,807.6	4,577.1	230.5	5.0	4,481.7	95.4	2.1
Wholesale	315.7	301.3	14.4	4.8	513.6	(212.3)	(41.3)
Used vehicle	5,123.3	4,878.4	244.9	5.0	4,995.3	(116.9)	(2.3)
Finance and insurance, net	981.4	939.2	42.2	4.5	894.6	44.6	5.0
Total variable operations(1)	17,856.3	17,998.4	(142.1)	(0.8)	18,145.7	(147.3)	(0.8)
Parts and service	3,447.6	3,398.3	49.3	1.5	3,321.4	76.9	2.3
Other	108.9	137.9	(29.0)		141.9	(4.0)
Total revenue	$21,412.8	$21,534.6	$(121.8)	(0.6)	$21,609.0	$(74.4)	(0.3)
Gross profit:
New vehicle	$516.1	$588.4	$(72.3)	(12.3)	$635.8	$(47.4)	(7.5)
Retail used vehicle	327.6	308.0	19.6	6.4	334.9	(26.9)	(8.0)
Wholesale	14.1	7.2	6.9		(17.3)	24.5
Used vehicle	341.7	315.2	26.5	8.4	317.6	(2.4)	(0.8)
Finance and insurance	981.4	939.2	42.2	4.5	894.6	44.6	5.0
Total variable operations(1)	1,839.2	1,842.8	(3.6)	(0.2)	1,848.0	(5.2)	(0.3)
Parts and service	1,555.3	1,490.7	64.6	4.3	1,434.7	56.0	3.9
Other	2.8	25.5	(22.7)		30.5	(5.0)
Total gross profit	3,397.3	3,359.0	38.3	1.1	3,313.2	45.8	1.4
Selling, general, and administrative expenses	2,509.8	2,436.2	(73.6)	(3.0)	2,349.4	(86.8)	(3.7)
Depreciation and amortization	166.2	158.6	(7.6)		143.4	(15.2)
Franchise rights impairment	8.1	—	(8.1)		—	—
Other income, net	(64.7)	(79.2)	(14.5)		(69.1)	10.1
Operating income	777.9	843.4	(65.5)	(7.8)	889.5	(46.1)	(5.2)
Non-operating income (expense) items:
Floorplan interest expense	(130.4)	(97.0)	(33.4)		(76.5)	(20.5)
Other interest expense	(119.4)	(120.2)	0.8		(115.5)	(4.7)
Interest income	1.1	1.0	0.1		1.1	(0.1)
Other income, net	0.2	9.3	(9.1)		3.7	5.6
Income from continuing operations before income taxes	$529.4	$636.5	$(107.1)	(16.8)	$702.3	$(65.8)	(9.4)
Retail vehicle unit sales:
New vehicle	310,839	329,116	(18,277)	(5.6)	337,622	(8,506)	(2.5)
Used vehicle	237,722	234,148	3,574	1.5	225,713	8,435	3.7
	548,561	563,264	(14,703)	(2.6)	563,335	(71)	—
Revenue per vehicle retailed:
New vehicle	$37,806	$37,011	$795	2.1	$36,300	$711	2.0
Used vehicle	$20,224	$19,548	$676	3.5	$19,856	$(308)	(1.6)
Gross profit per vehicle retailed:
New vehicle	$1,660	$1,788	$(128)	(7.2)	$1,883	$(95)	(5.0)
Used vehicle	$1,378	$1,315	$63	4.8	$1,484	$(169)	(11.4)
Finance and insurance	$1,789	$1,667	$122	7.3	$1,588	$79	5.0
Total variable operations(2)	$3,327	$3,259	$68	2.1	$3,311	$(52)	(1.6)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2018 (%)	2017 (%)	2016 (%)
Revenue mix percentages:
New vehicle	54.9	56.6	56.7
Used vehicle	23.9	22.7	23.1
Parts and service	16.1	15.8	15.4
Finance and insurance, net	4.6	4.4	4.1
Other	0.5	0.5	0.7
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	15.2	17.5	19.2
Used vehicle	10.1	9.4	9.6
Parts and service	45.8	44.4	43.3
Finance and insurance	28.9	28.0	27.0
Other	—	0.7	0.9
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.4	4.8	5.2
Used vehicle-retail	6.8	6.7	7.5
Parts and service	45.1	43.9	43.2
Total	15.9	15.6	15.3
Selling, general, and administrative expenses	11.7	11.3	10.9
Operating income	3.6	3.9	4.1
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	73.9	72.5	70.9
Operating income	22.9	25.1	26.8

	December 31,
	2018	2017
Days supply:
New vehicle (industry standard of selling days)	60 days	53 days
Used vehicle (trailing calendar month days)	42 days	43 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. For example, the results for a store acquired in February 2017 would be included only in our same store comparison of 2018 to 2017, not in our same store comparison of 2017 to 2016. Therefore, the amounts presented in the year 2017 column that is being compared to the year 2018 column may differ from the amounts presented in the year 2017 column that is being compared to the year 2016 column. Results from divested stores are excluded from both current and prior periods.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,519.8	$11,761.3	$(241.5)	(2.1)	$11,818.8	$11,886.8	$(68.0)	(0.6)
Retail used vehicle	4,649.6	4,397.8	251.8	5.7	4,420.1	4,333.7	86.4	2.0
Wholesale	302.0	288.9	13.1	4.5	286.1	495.1	(209.0)	(42.2)
Used vehicle	4,951.6	4,686.7	264.9	5.7	4,706.2	4,828.8	(122.6)	(2.5)
Finance and insurance, net	964.4	911.7	52.7	5.8	918.5	871.3	47.2	5.4
Total variable operations(1)	17,435.8	17,359.7	76.1	0.4	17,443.5	17,586.9	(143.4)	(0.8)
Parts and service	3,354.9	3,288.7	66.2	2.0	3,307.3	3,220.3	87.0	2.7
Other	108.7	136.9	(28.2)		137.0	140.8	(3.8)
Total revenue	$20,899.4	$20,785.3	$114.1	0.5	$20,887.8	$20,948.0	$(60.2)	(0.3)
Gross profit:
New vehicle	$506.5	$573.4	$(66.9)	(11.7)	$569.3	$622.8	$(53.5)	(8.6)
Retail used vehicle	319.5	296.7	22.8	7.7	299.9	323.8	(23.9)	(7.4)
Wholesale	8.1	7.6	0.5		0.6	(15.9)	16.5
Used vehicle	327.6	304.3	23.3	7.7	300.5	307.9	(7.4)	(2.4)
Finance and insurance	964.4	911.7	52.7	5.8	918.5	871.3	47.2	5.4
Total variable operations(1)	1,798.5	1,789.4	9.1	0.5	1,788.3	1,802.0	(13.7)	(0.8)
Parts and service	1,513.3	1,441.9	71.4	5.0	1,451.5	1,389.9	61.6	4.4
Other	2.8	25.3	(22.5)		24.9	29.9	(5.0)
Total gross profit	$3,314.6	$3,256.6	$58.0	1.8	$3,264.7	$3,221.8	$42.9	1.3
Retail vehicle unit sales:
New vehicle	305,615	316,914	(11,299)	(3.6)	320,641	325,927	(5,286)	(1.6)
Used vehicle	229,379	223,559	5,820	2.6	225,985	216,447	9,538	4.4
Total	534,994	540,473	(5,479)	(1.0)	546,626	542,374	4,252	0.8
Revenue per vehicle retailed:
New vehicle	$37,694	$37,112	$582	1.6	$36,860	$36,471	$389	1.1
Used vehicle	$20,270	$19,672	$598	3.0	$19,559	$20,022	$(463)	(2.3)
Gross profit per vehicle retailed:
New vehicle	$1,657	$1,809	$(152)	(8.4)	$1,776	$1,911	$(135)	(7.1)
Used vehicle	$1,393	$1,327	$66	5.0	$1,327	$1,496	$(169)	(11.3)
Finance and insurance	$1,803	$1,687	$116	6.9	$1,680	$1,606	$74	4.6
Total variable operations(2)	$3,347	$3,297	$50	1.5	$3,270	$3,352	$(82)	(2.4)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2018 (%)	2017 (%)	2017 (%)	2016 (%)
Revenue mix percentages:
New vehicle	55.1	56.6	56.6	56.7
Used vehicle	23.7	22.5	22.5	23.1
Parts and service	16.1	15.8	15.8	15.4
Finance and insurance, net	4.6	4.4	4.4	4.2
Other	0.5	0.7	0.7	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	15.3	17.6	17.4	19.3
Used vehicle	9.9	9.3	9.2	9.6
Parts and service	45.7	44.3	44.5	43.1
Finance and insurance	29.1	28.0	28.1	27.0
Other	—	0.8	0.8	1.0
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.4	4.9	4.8	5.2
Used vehicle-retail	6.9	6.7	6.8	7.5
Parts and service	45.1	43.8	43.9	43.2
Total	15.9	15.7	15.6	15.4

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2018	2017	2018 vs. 2017			2017 vs. 2016
			Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$11,751.6	$12,180.8	$(429.2)	(3.5)	$12,255.8	$(75.0)	(0.6)
Gross profit	$516.1	$588.4	$(72.3)	(12.3)	$635.8	$(47.4)	(7.5)
Retail vehicle unit sales	310,839	329,116	(18,277)	(5.6)	337,622	(8,506)	(2.5)
Revenue per vehicle retailed	$37,806	$37,011	$795	2.1	$36,300	$711	2.0
Gross profit per vehicle retailed	$1,660	$1,788	$(128)	(7.2)	$1,883	$(95)	(5.0)
Gross profit as a percentage of revenue	4.4%	4.8%			5.2%
Days supply (industry standard of selling days)	60 days	53 days

	Years Ended December 31,
	2018	2017	2018 vs. 2017		2017	2016	2017 vs. 2016
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$11,519.8	$11,761.3	$(241.5)	(2.1)	$11,818.8	$11,886.8	$(68.0)	(0.6)
Gross profit	$506.5	$573.4	$(66.9)	(11.7)	$569.3	$622.8	$(53.5)	(8.6)
Retail vehicle unit sales	305,615	316,914	(11,299)	(3.6)	320,641	325,927	(5,286)	(1.6)
Revenue per vehicle retailed	$37,694	$37,112	$582	1.6	$36,860	$36,471	$389	1.1
Gross profit per vehicle retailed	$1,657	$1,809	$(152)	(8.4)	$1,776	$1,911	$(135)	(7.1)
Gross profit as a percentage of revenue	4.4%	4.9%			4.8%	5.2%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $231.8 million, $419.5 million, and $369.0 million in new vehicle revenue and $9.6 million, $15.0 million, and $13.0 million in new vehicle gross profit for 2018, 2017, and 2016, respectively, is related to acquisition and divestiture activity, as well as new add-point openings.
2018 compared to 2017
Same store new vehicle revenue decreased during 2018, as compared to 2017, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
Same store revenue PVR benefited from an increase in the average selling prices for vehicles in all three segments due in part to a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices. This shift in mix is due to a combination of consumer preference, improved vehicle fuel efficiency, and relatively low average fuel prices. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR decreased during 2018, as compared to 2017, for all three segments resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.

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

	Years Ended December 31,
($ in millions)	2018	2017	Variance 2018 vs. 2017	2016	Variance 2017 vs. 2016
Floorplan assistance	$117.9	$122.1	$(4.2)	$124.0	$(1.9)
New vehicle floorplan interest expense	(121.7)	(90.4)	(31.3)	(71.5)	(18.9)
Net new vehicle inventory carrying benefit (cost)	$(3.8)	$31.7	$(35.5)	$52.5	$(20.8)
2018 compared to 2017
During 2018, we had a net new vehicle inventory carrying cost of $3.8 million compared to a net new vehicle inventory carrying benefit of $31.7 million in the prior year. Up until the second quarter of 2018, we had a net new vehicle inventory carrying benefit for nine consecutive years. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. With the increase in interest rates, our floorplan interest expense has increased, resulting in a net new vehicle inventory carrying cost for 2018. If interest rates continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying cost.
2017 compared to 2016
The net new vehicle inventory carrying benefit decreased in 2017, as compared to 2016, primarily due to an increase in floorplan interest expense. Floorplan interest expense increased due to higher average interest rates, partially offset by lower average vehicle floorplan payable balances during 2017.

Used Vehicle

	Years Ended December 31,
			2018 vs. 2017			2017 vs. 2016
($ in millions, except per vehicle data)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$4,807.6	$4,577.1	$230.5	5.0	$4,481.7	$95.4	2.1
Wholesale revenue	315.7	301.3	14.4	4.8	513.6	(212.3)	(41.3)
Total revenue	$5,123.3	$4,878.4	$244.9	5.0	$4,995.3	$(116.9)	(2.3)
Retail gross profit	$327.6	$308.0	$19.6	6.4	$334.9	$(26.9)	(8.0)
Wholesale gross profit (loss)	14.1	7.2	6.9		(17.3)	24.5
Total gross profit	$341.7	$315.2	$26.5	8.4	$317.6	$(2.4)	(0.8)
Retail vehicle unit sales	237,722	234,148	3,574	1.5	225,713	8,435	3.7
Revenue per vehicle retailed	$20,224	$19,548	$676	3.5	$19,856	$(308)	(1.6)
Gross profit per vehicle retailed	$1,378	$1,315	$63	4.8	$1,484	$(169)	(11.4)
Gross profit as a percentage of retail revenue	6.8%	6.7%			7.5%
Days supply (trailing calendar month days)	42 days	43 days

	Years Ended December 31,
	2018	2017	2018 vs. 2017		2017	2016	2017 vs. 2016
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$4,649.6	$4,397.8	$251.8	5.7	$4,420.1	$4,333.7	$86.4	2.0
Wholesale revenue	302.0	288.9	13.1	4.5	286.1	495.1	(209.0)	(42.2)
Total revenue	$4,951.6	$4,686.7	$264.9	5.7	$4,706.2	$4,828.8	$(122.6)	(2.5)
Retail gross profit	$319.5	$296.7	$22.8	7.7	$299.9	$323.8	$(23.9)	(7.4)
Wholesale gross profit (loss)	8.1	7.6	0.5		0.6	(15.9)	16.5
Total gross profit	$327.6	$304.3	$23.3	7.7	$300.5	$307.9	$(7.4)	(2.4)
Retail vehicle unit sales	229,379	223,559	5,820	2.6	225,985	216,447	9,538	4.4
Revenue per vehicle retailed	$20,270	$19,672	$598	3.0	$19,559	$20,022	$(463)	(2.3)
Gross profit per vehicle retailed	$1,393	$1,327	$66	5.0	$1,327	$1,496	$(169)	(11.3)
Gross profit as a percentage of retail revenue	6.9%	6.7%			6.8%	7.5%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $158.0 million, $179.3 million, and $148.0 million in retail used vehicle revenue and $8.1 million, $11.3 million, and $11.1 million in retail used vehicle gross profit for 2018, 2017, and 2016, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and automotive auctions.

2018 compared to 2017
Same store retail used vehicle revenue increased during 2018, as compared to 2017, as a result of increases in same store revenue PVR and same store retail unit volume. Same store unit volume increased in the Premium Luxury and Import segments due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy and an increase in off-lease supply of late-model used vehicles. Same store unit volume in the prior year was adversely impacted by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma.
Same store revenue PVR increased during 2018, as compared to 2017, due in part to an increase in off-lease supply of late-model used vehicles and a shift in mix toward Premium Luxury vehicles and trucks and sport utility vehicles, all of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of consumer preference, improved vehicle fuel efficiency, and relatively low average fuel prices.
Same store gross profit PVR increased during 2018, as compared to 2017, due in part to the continued acceptance of our One Price centralized pricing and appraisal strategy. In the prior year, gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy. Same store gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVRs.
2017 compared to 2016
Same store retail used vehicle revenue increased during 2017, as compared to 2016, as a result of an increase in same store unit volume, partially offset by a decrease in revenue PVR. Unit volume increased due to the growing supply of off-lease vehicles and lower used vehicle pricing. Additionally, retail used vehicle unit volume in 2016 was adversely impacted by manufacturer safety recalls, which benefited wholesale unit volume in 2016. The increase in unit volume was partially offset by declines in our Florida markets, due in part to temporary store closures as a result of Hurricane Irma.
Same store revenue PVR was adversely impacted by a decrease in the average selling prices of used vehicles for all three segments, primarily due to an increase in supply in the industry, which had driven down the wholesale values of used vehicles. Same store revenue PVR was also adversely impacted by a shift in mix away from certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit decreased during 2017, as compared to 2016, due to decreases in the gross profit PVR of used vehicles for all three segments, particularly in our Domestic segment. In addition, gross profit PVR decreased due to implementation challenges we experienced in the first half of 2017 with One Price, our centralized pricing and appraisal strategy. Decreases in gross profit were partially offset by a decrease in wholesale losses due to a decrease in wholesale unit volume and wholesale loss per unit as compared to 2016. Manufacturer safety recalls benefited wholesale unit volume and adversely impacted retail used vehicle unit volume in 2016.

Parts & Service

	Years Ended December 31,
			2018 vs. 2017			2017 vs. 2016
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,447.6	$3,398.3	$49.3	1.5	$3,321.4	$76.9	2.3
Gross profit	$1,555.3	$1,490.7	$64.6	4.3	$1,434.7	$56.0	3.9
Gross profit as a percentage of revenue	45.1%	43.9%			43.2%

	Years Ended December 31,
			2018 vs. 2017				2017 vs. 2016
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,354.9	$3,288.7	$66.2	2.0	$3,307.3	$3,220.3	$87.0	2.7
Gross profit	$1,513.3	$1,441.9	$71.4	5.0	$1,451.5	$1,389.9	$61.6	4.4
Gross profit as a percentage of revenue	45.1%	43.8%			43.9%	43.2%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision services.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $92.7 million, $109.6 million, and $101.1 million in parts and service revenue and $42.0 million, $48.8 million, and $44.8 million in parts and service gross profit for 2018, 2017, and 2016, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and collision centers.

2018 compared to 2017
Same store parts and service gross profit increased during 2018, as compared to 2017, primarily due to an increase in gross profit associated with customer-pay service of $37.5 million and warranty of $5.7 million. Parts and service gross profit also benefited from smaller increases in gross profit associated with service work outsourced to third parties and the preparation of vehicles for sale.
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

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2018 vs. 2017			2017 vs. 2016
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$981.4	$939.2	$42.2	4.5	$894.6	$44.6	5.0
Gross profit per vehicle retailed	$1,789	$1,667	$122	7.3	$1,588	$79	5.0

	Years Ended December 31,
			2018 vs. 2017				2017 vs. 2016
	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2017	2016	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$964.4	$911.7	$52.7	5.8	$918.5	$871.3	$47.2	5.4
Gross profit per vehicle retailed	$1,803	$1,687	$116	6.9	$1,680	$1,606	$74	4.6
Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We sell these products on a commission basis, and, in certain cases, we also participate in the future underwriting profit on certain products pursuant to retrospective commission arrangements with the issuers of those products.
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $17.0 million, $27.5 million, and $23.3 million for 2018, 2017, and 2016, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores.

2018 compared to 2017
Same store finance and insurance revenue and gross profit increased during 2018, as compared to 2017, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.
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

	Years Ended December 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,134.5	$7,452.8	$(318.3)	(4.3)	$7,810.0	$(357.2)	(4.6)
Import	6,786.4	6,873.4	(87.0)	(1.3)	6,886.1	(12.7)	(0.2)
Premium Luxury	7,010.9	6,832.7	178.2	2.6	6,665.3	167.4	2.5
Total	20,931.8	21,158.9	(227.1)	(1.1)	21,361.4	(202.5)	(0.9)
Corporate and other	481.0	375.7	105.3	28.0	247.6	128.1	51.7
Total consolidated revenue	$21,412.8	$21,534.6	$(121.8)	(0.6)	$21,609.0	$(74.4)	(0.3)
Segment income(1):
Domestic	$249.3	$257.1	$(7.8)	(3.0)	$311.1	$(54.0)	(17.4)
Import	304.7	303.1	1.6	0.5	296.8	6.3	2.1
Premium Luxury	340.9	348.8	(7.9)	(2.3)	350.2	(1.4)	(0.4)
Total	894.9	909.0	(14.1)	(1.6)	958.1	(49.1)	(5.1)
Corporate and other	(247.4)	(162.6)	(84.8)		(145.1)	(17.5)
Floorplan interest expense	130.4	97.0	(33.4)		76.5	(20.5)
Operating income	$777.9	$843.4	$(65.5)	(7.8)	$889.5	$(46.1)	(5.2)
(1) Segment income is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	102,015	111,028	(9,013)	(8.1)	118,867	(7,839)	(6.6)
Import	142,556	150,422	(7,866)	(5.2)	150,005	417	0.3
Premium Luxury	66,268	67,666	(1,398)	(2.1)	68,750	(1,084)	(1.6)
	310,839	329,116	(18,277)	(5.6)	337,622	(8,506)	(2.5)

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$7,134.5	$7,452.8	$(318.3)	(4.3)	$7,810.0	$(357.2)	(4.6)
Segment income	$249.3	$257.1	$(7.8)	(3.0)	$311.1	$(54.0)	(17.4)
Retail new vehicle unit sales	102,015	111,028	(9,013)	(8.1)	118,867	(7,839)	(6.6)

2018 compared to 2017
Domestic revenue decreased during 2018, as compared to 2017, primarily due to the divestitures we completed in 2017 and 2018 and a decrease in new vehicle unit volume, partially offset by an increase in new and used vehicle revenue PVRs. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. The increase in new and used vehicle revenue PVRs was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of consumer preference, improved vehicle fuel efficiency, and relatively low average fuel prices. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income decreased during 2018, as compared to 2017, primarily due to decreases in new vehicle gross profit PVR and new vehicle unit volume due to competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. Segment income was also adversely impacted by an increase in floorplan interest expense. These decreases in Domestic segment income were partially offset by a decrease in SG&A expenses due to the divestitures we completed in 2017 and 2018, as well as an increase in parts and service gross profit associated with customer-pay service, due in part to our parts initiatives, and warranty.
2017 compared to 2016
Domestic revenue decreased during 2017, as compared to 2016, primarily due to decreases in new vehicle unit volume and wholesale unit volume and a realignment of stand-alone collision centers. New vehicle unit volume was impacted by declines in our Florida and Texas markets, the competitive sales environment, and certain manufacturers’ disruptive marketing and sales incentive programs. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in 2016. Decreases in Domestic revenue were partially offset by an increase in new vehicle revenue PVR due to sustained low average fuel prices, which caused a shift in mix toward trucks and sport utility vehicles that have relatively higher average selling prices.
Domestic segment income decreased during 2017, as compared to 2016, primarily due to decreases in new and used vehicle gross profit PVR and new vehicle unit volume. New vehicle gross profit PVR decreased primarily due to a competitive sales environment and certain manufacturers’ disruptive marketing and sales incentive programs. Used vehicle gross profit PVR decreased due to implementation challenges we experienced in the first half of 2017 with One Price, our centralized pricing and appraisal strategy. These decreases in Domestic segment income were partially offset by a decrease in SG&A expenses.

Import
The Import segment operating results included the following:

	Years Ended December 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,786.4	$6,873.4	$(87.0)	(1.3)	$6,886.1	$(12.7)	(0.2)
Segment income	$304.7	$303.1	$1.6	0.5	$296.8	$6.3	2.1
Retail new vehicle unit sales	142,556	150,422	(7,866)	(5.2)	150,005	417	0.3

2018 compared to 2017
Import revenue decreased during 2018, as compared to 2017, primarily due to the divestitures we completed in 2017 and 2018 and a decrease in new vehicle unit volume, partially offset by an increase in new and used vehicle revenue PVRs and used vehicle unit volume. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. The increase in new and used vehicle revenue PVRs was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of consumer preference, improved vehicle fuel efficiency, and relatively low average fuel prices. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices. Import revenue also benefited from the continued acceptance of our One Price centralized pricing and appraisal strategy, as well as an increase in finance and insurance revenue and gross profit. Finance and insurance revenue and gross profit PVR benefited from higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration.
Import segment income increased during 2018, as compared to 2017, primarily due to a decrease in SG&A expenses due to the divestitures we completed in 2017 and 2018, as well as an increase in finance and insurance revenue and gross profit discussed above. Increases in Import segment income were partially offset by a decrease in new vehicle gross profit PVR and new vehicle unit volume resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles, and an increase in floorplan interest expense.
2017 compared to 2016
Import revenue decreased during 2017, as compared to 2016, primarily due to decreases in retail used vehicle revenue and parts and service revenue, largely due to the divestitures we completed in 2017, as well as a decrease in wholesale unit volume and a realignment of stand-alone collision centers. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in 2016. These decreases were partially offset by increases in new and used vehicle unit volume and new vehicle revenue PVR.
Import segment income increased during 2017, as compared to 2016, primarily due to an increase in finance and insurance gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance gross profit PVR, and an increase in wholesale used vehicle gross profit, which was adversely impacted by higher losses incurred per unit wholesaled in 2016 as a result of manufacturer safety recalls. Import segment income also benefited from a decrease in SG&A expenses due to the divestitures we completed in 2017. Increases in Import segment income were partially offset by a decrease in gross profit resulting from the divestitures we completed in 2017, as well as an increase in floorplan interest expense. Import segment income was also adversely impacted by a decrease in new vehicle gross profit PVR due to a competitive sales environment and a decrease in used vehicle gross profit PVR due to implementation challenges we experienced in the first half of 2017 with One Price, our centralized pricing and appraisal strategy.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Revenue	$7,010.9	$6,832.7	$178.2	2.6	$6,665.3	$167.4	2.5
Segment income	$340.9	$348.8	$(7.9)	(2.3)	$350.2	$(1.4)	(0.4)
Retail new vehicle unit sales	66,268	67,666	(1,398)	(2.1)	68,750	(1,084)	(1.6)

2018 compared to 2017
Premium Luxury revenue increased during 2018, as compared to 2017, primarily due to acquisitions and new add-point openings completed during 2017 and 2018, as well as an increase in used vehicle unit volume due in part to continued acceptance of our One Price centralized pricing and appraisal strategy. These increases in Premium Luxury revenue were partially offset by a decrease in new vehicle unit volume primarily due to overall competitive market conditions in a plateauing new vehicle sales environment, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles.
Premium Luxury segment income decreased during 2018, as compared to 2017, primarily due to increases in SG&A and floorplan interest expenses, due in part to the acquisitions and new add-point openings discussed above, and a decrease in new vehicle gross profit resulting from competitive market conditions, including disruptive manufacturer marketing and sales incentive programs and an increase in off-lease supply of late-model used vehicles. Decreases in Premium Luxury segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service and warranty and an increase in finance and insurance revenue and gross profit. Finance and insurance revenue and gross profit PVR benefited from higher realized margins on vehicle service contracts, as well as increases in product penetration. Premium Luxury segment income also benefited from increases in used vehicle unit volume, noted above, and used vehicle gross profit PVR. In the prior year, used vehicle gross profit PVR was adversely impacted by implementation challenges with our One Price centralized pricing and appraisal strategy.
2017 compared to 2016
Premium Luxury revenue increased during 2017, as compared to 2016, primarily due to increases in retail used vehicle revenue, parts and service revenue, and new vehicle revenue largely due to the acquisitions we completed in 2016. The increases in Premium Luxury revenue were partially offset by a decrease in wholesale revenue and new vehicle unit volume. Manufacturer safety recalls adversely impacted retail used vehicle unit volume and benefited wholesale unit volume in 2016.
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

	Years Ended December 31,
($ in millions)	2018	2017	Variance Favorable / (Unfavorable)	% Variance	2016	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,567.8	$1,540.6	$(27.2)	(1.8)	$1,467.5	$(73.1)	(5.0)
Advertising	197.8	192.8	(5.0)	(2.6)	196.7	3.9	2.0
Store and corporate overhead	744.2	702.8	(41.4)	(5.9)	685.2	(17.6)	(2.6)
Total	$2,509.8	$2,436.2	$(73.6)	(3.0)	$2,349.4	$(86.8)	(3.7)

SG&A as a % of total gross profit:
Compensation	46.2	45.9	(30)	bps	44.3	(160)	bps
Advertising	5.8	5.7	(10)	bps	5.9	20	bps
Store and corporate overhead	21.9	20.9	(100)	bps	20.7	(20)	bps
Total	73.9	72.5	(140)	bps	70.9	(160)	bps
2018 compared to 2017
SG&A expenses increased in 2018, as compared to 2017, primarily due to increases in expenses related to our brand extension strategy, as well as restructuring expenses recognized during the fourth quarter of 2018 in connection with our restructuring and cost savings plan announced in January 2019. Additionally, store and corporate overhead expenses increased due to increases in costs associated with our self-insurance programs, including less favorable claims experience and higher premiums, deductibles, and hail-related losses. Increases in SG&A expenses were partially offset by decreases due to divestitures. As a percentage of total gross profit, SG&A expenses increased to 73.9% in 2018 from 72.5% in 2017, primarily due to lower gross profit in our new vehicle business and investments related to our brand extension strategy.
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
Other Income, Net (included in Operating Income)
During 2018, we recognized net gains of $57.6 million primarily related to store/property divestitures and gains of $11.5 million related to certain legal settlements. These gains were partially offset by non-cash asset impairments of $3.2 million.
During 2017, we recognized net gains of $68.1 million primarily related to store/property divestitures and a gain of $10.9 million in connection with payments we received from manufacturers related to a legal settlement and for the waiver of certain franchise protest rights.
During 2016, we recognized net gains of $61.8 million related to store divestitures, a gain of $14.4 million in connection with a legal settlement related to the Volkswagen diesel emissions litigation, and a gain of $5.5 million related to payments we received to waive certain franchise protest rights. These net gains were partially offset by non-cash property impairments of $14.0 million.
We expect business divestitures to decrease in 2019 as compared to recent years.
Franchise Rights Impairment
During 2018, we recorded non-cash impairment charges of $8.1 million to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 17 of the Notes to Consolidated Financial Statements for more information.
Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $130.4 million in 2018, $97.0 million in 2017, and $76.5 million in 2016. The increase in floorplan interest expense of $33.4 million in 2018, as compared to 2017, is primarily due to higher average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. The increase in floorplan interest expense of $20.5 million in 2017, as compared to 2016, is the result of higher average interest rates, partially offset by lower average vehicle floorplan balances during 2017.
Other Interest Expense
Other interest expense was $119.4 million in 2018, $120.2 million in 2017, and $115.5 million in 2016. The decrease in interest expense of $0.8 million in 2018, as compared to 2017, was primarily due to lower average debt balances and lower average interest rates as we refinanced higher cost debt with lower-rate senior notes and commercial paper. Interest expense decreased by $27.2 million resulting from the repayments of the 6.75% Senior Notes due 2018 in the second quarter of 2018 and the mortgage facility in the fourth quarter of 2017. Decreases in interest expense were largely offset by an increase of $24.1 million resulting from the November 2017 issuance of our 3.5% Senior Notes due 2024 and 3.8% Senior Notes due 2027, and $4.9 million resulting from higher year-over-year average interest rates on our commercial paper borrowings. The weighted average annual interest rate on our commercial paper borrowings during 2018 was 2.61% compared to 1.60% during 2017. The increase in interest expense of $4.7 million in 2017, as compared to 2016, was primarily due to an increase in interest expense of $3.4 million resulting from the November 2017 issuance of our 3.5% Senior Notes due 2024 and 3.85% Senior Notes due 2027, as well as higher average interest rates, an increase in capital leases due to acquisitions, and a loss on debt extinguishment of $0.4 million resulting from our credit facility debt refinancing in October 2017. These increases were partially offset by a decrease in interest expense of $2.5 million resulting from the repayment of our mortgage facility in the fourth quarter of 2017.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 38.5% in 2016. On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Our effective income tax rate of 31.7% in 2017 included a favorable adjustment to our deferred tax liability as a result of the U.S. tax reform bill. During 2018, we completed our accounting for the tax effects of enactment of the Act by refining our calculations in preparation of our federal and state tax returns. Accordingly, we recorded an incremental $5.0 million benefit related to the legislation resulting in an impact of 0.9 percentage points on the effective income tax rate for full year 2018. Our effective income tax rate was 25.2% in 2018.
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
Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2018 and 2017:

(In millions)	December 31, 2018		December 31, 2017
Cash and cash equivalents	$48.6		$69.2
Revolving credit facility(1)	$588.0	(2)	$1,378.6
Secured used floorplan facilities(3)	$0.5		$0.4

(1)	As limited by the maximum consolidated leverage ratio in our credit agreement.

(2)
At December 31, 2018, we had $41.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $630.0 million of commercial paper notes outstanding at December 31, 2018. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At December 31, 2018, surety bonds, letters of credit, and cash deposits totaled $102.5 million, including the $41.8 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2018	2017	2016
Shares repurchased	2.1	10.1	10.5
Aggregate purchase price	$100.0	$434.9	$497.0
Average purchase price per share	$47.58	$42.99	$47.30

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
As of December 31, 2018, $263.7 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2018	2017	2016
Purchases of property and equipment, including operating lease buy-outs (1)	$393.6	$332.9	$253.2

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
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, cash received from business divestitures, net of cash relinquished, and proceeds received from the sale of property and equipment and the disposal of assets held for sale over the past three years:

(In millions)	2018	2017	2016
Cash used in business acquisitions, net(1)	$(67.2)	$(76.8)	$(410.4)
Cash received from business divestitures, net	$173.2	$104.6	$150.4
Proceeds from the sale of property and equipment	$28.0	$21.0	$8.7
Proceeds from the disposal of assets held for sale	$21.1	$38.0	$4.8

(1) Excludes capital leases and deferred purchase price commitments.
We purchased one Premium Luxury store in the Southern California market, a collision center in the Baltimore, Maryland market, and a collision center in the Dallas, Texas market during 2018. We purchased seven collision centers and one store in 2017 and 20 stores and one collision center in 2016.
During 2018, we divested eight Domestic stores, seven Import stores, two Premium Luxury stores, and one collision center. In 2017, we divested two Domestic stores and four Import stores. In 2016, we divested five Domestic stores and nine Import stores.
We regularly review our store portfolio and may divest stores opportunistically. We have utilized proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes. We expect proceeds from business divestitures to decrease in 2019 as compared to recent years.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2018 and 2017:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2018	2017
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$—	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Capital leases and other debt	Various dates through 2038	Monthly	133.1	139.4
			1,983.1	2,389.4
Less: unamortized debt discounts and debt issuance costs			(12.6)	(15.7)
Less: current maturities			(44.3)	(414.5)
Long-term debt, net of current maturities			$1,926.2	$1,959.2
In April 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes through the utilization of our commercial paper program.
At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days. At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days.
A downgrade in our credit ratings could negatively impact the interest rate payable on our senior notes and could negatively impact our ability to issue, or the interest rates for, commercial paper notes. Additionally, an increase in our leverage ratio could negatively impact the interest rates charged for borrowings under our revolving credit facility.
See Note 8 of the Notes to Consolidated Financial Statements for more information on our long-term debt and commercial paper.
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

As of December 31, 2018, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2018, our leverage ratio and capitalization ratio were as follows:

	December 31, 2018
	Requirement	Actual
Leverage ratio	≤ 3.75x	3.06x
Capitalization ratio	≤ 70.0%	60.6%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2018	2017
Vehicle floorplan payable - trade	$2,388.0	$2,179.1
Vehicle floorplan payable - non-trade	1,609.7	1,627.8
Vehicle floorplan payable	$3,997.7	$3,806.9
See Note 5 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by operating activities	$511.0	$540.1	$516.0
Net cash used in investing activities	$(295.3)	$(227.0)	$(493.0)
Net cash used in financing activities	$(237.4)	$(307.4)	$(35.6)
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
2018 compared to 2017
Net cash provided by operating activities decreased during 2018, as compared to 2017, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.
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

2018 compared to 2017
Net cash used in investing activities increased during 2018, as compared to 2017, primarily due to an increase in purchases of property and equipment, an investment in an equity security during 2018, and a decrease in proceeds from the disposal of assets held for sale, partially offset by an increase in cash received from business divestitures, net of cash relinquished.
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
2018 compared to 2017
Net cash flows from financing activities during 2018, as compared to 2017, were impacted by the repayment of the outstanding $400.0 million of 6.75% Senior Notes in 2018 and the debt activity that occurred in 2017. During 2017, we amended and restated our existing unsecured credit agreement, and we also issued $450.0 million aggregate principal amount of 3.5% Senior Notes due 2024 and $300.0 million aggregate principal amount of 3.8% Senior Notes due 2027. Cash flows from financing activities in 2017 reflect cash payments of $13.5 million for debt issuance costs for these transactions that are being amortized to interest expense over the terms of the related debt arrangements. During 2017, we also repaid our mortgage facility. Our mortgage facility required monthly principal and interest payments of $1.6 million based on a fixed amortization schedule with a balloon payment of $143.9 million, which was paid in the fourth quarter of 2017.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $300.0 million during 2018 and net repayments of $612.0 million during 2017, as well as changes in vehicle floorplan payable-non-trade totaling net repayments of $34.2 million during 2018 compared to net proceeds of $130.2 million in 2017.
During 2018, we repurchased 2.1 million shares of common stock for an aggregate purchase price of $100.0 million (average purchase price per share of $47.58). During 2017, we repurchased 10.1 million shares of our common stock for an aggregate purchase price of $434.9 million (average purchase price per share of $42.99).
During 2018, we had no borrowings or repayments under our revolving credit facility. During 2017, we borrowed $1.3 billion and repaid $1.3 billion under our revolving credit facility.
2017 compared to 2016
Net cash flows from financing activities during 2017, as compared to 2016, were impacted primarily by the debt activity that occurred in 2017, described above, a decrease in commercial paper borrowings, a decrease in repurchases of common stock, and an increase in proceeds from the exercise of stock options.

Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2018. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2019)	1 - 3 Years (2020 and 2021)	3 - 5 Years (2022 and 2023)	More Than 5 Years (2024 and thereafter)
Vehicle floorplan payable (Note 5)(1)	$3,997.7	$3,997.7	$—	$—	$—
Long-term debt, including capital leases (Note 8)(1)(2)	1,983.1	44.3	659.5	9.4	1,269.9
Commercial paper (Note 8)(1)	630.0	630.0	—	—	—
Interest payments(3)	462.5	84.6	132.2	106.3	139.4
Operating lease and other commitments (Note 18)(1)(4)	495.4	61.2	97.1	78.7	258.4
Unrecognized tax benefits, net (Note 11)(1)	8.5	—	1.9	6.6	—
Deferred compensation obligations(5)	78.8	4.2	—	—	74.6
Estimated chargeback liability (Note 9)(1)(6)	128.1	72.0	50.1	5.8	0.2
Estimated self-insurance obligations (Note 10)(1)(7)	77.3	29.9	26.5	10.7	10.2
Purchase obligations(8)	218.1	156.3	46.5	15.3	—
Total	$8,079.5	$5,080.2	$1,013.8	$232.8	$1,752.7

(1)	See Notes to Consolidated Financial Statements.

(2)	Amounts for long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $1.8 million or debt issuance costs of $10.8 million.

(3)
Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes and capital leases. Estimates of future interest payments for vehicle floorplan payables and commercial paper are excluded due to the short-term nature of these facilities.

(4)
Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2018, these charges totaled approximately $21 million. Additionally, operating leases that are on a month-to-month basis are not included.

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
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2018, surety bonds, letters of credit, and cash deposits totaled $102.5 million, of which $41.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our brand extension strategy, strategic initiatives, partnerships, or investments, the impact of tax reform in the United States on our financial results, pending or planned acquisitions, expected future investments in our business, and our expectations for the future performance of our business (including with respect to sales of used vehicles and parts and accessories) and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

We had $4.0 billion of variable rate vehicle floorplan payable at December 31, 2018, and $3.8 billion at December 31, 2017. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $40.0 million in 2018 and $38.1 million in 2017 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $630.0 million of commercial paper notes outstanding at December 31, 2018, and $330.0 million at December 31, 2017. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $6.3 million in 2018 and $3.3 million in 2017.
Our fixed rate long-term debt, consisting of amounts outstanding under senior unsecured notes and capital lease and other debt obligations, totaled $2.0 billion and had a fair value of $1.9 billion as of December 31, 2018, and totaled $2.4 billion and had a fair value of $2.4 billion as of December 31, 2017.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenues and related costs for the year ended December 31, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018
Basis for Opinion
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

Fort Lauderdale, Florida
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP

Fort Lauderdale, Florida
February 22, 2019

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48.6	$69.2
Receivables, net	976.2	1,111.0
Inventory	3,650.5	3,365.6
Other current assets	208.7	251.7
Total Current Assets	4,884.0	4,797.5
PROPERTY AND EQUIPMENT, NET	3,155.3	2,962.7
GOODWILL	1,513.2	1,515.0
OTHER INTANGIBLE ASSETS, NET	595.4	586.8
OTHER ASSETS	517.2	409.5
Total Assets	$10,665.1	$10,271.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,388.0	$2,179.1
Vehicle floorplan payable - non-trade	1,609.7	1,627.8
Accounts payable	306.2	309.8
Commercial paper	630.0	330.0
Current maturities of long-term debt	44.3	414.5
Other current liabilities	679.9	774.5
Total Current Liabilities	5,658.1	5,635.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,926.2	1,959.2
DEFERRED INCOME TAXES	89.8	71.9
OTHER LIABILITIES	275.0	235.4
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at December 31, 2018, and December 31, 2017, including shares held in treasury	1.0	1.0
Additional paid-in capital	20.8	4.0
Retained earnings	3,238.3	2,832.2
Treasury stock, at cost; 12,540,065 and 11,002,298 shares held, respectively	(544.1)	(467.9)
Total Shareholders’ Equity	2,716.0	2,369.3
Total Liabilities and Shareholders’ Equity	$10,665.1	$10,271.5

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2018	2017	2016
Revenue:
New vehicle	$11,751.6	$12,180.8	$12,255.8
Used vehicle	5,123.3	4,878.4	4,995.3
Parts and service	3,447.6	3,398.3	3,321.4
Finance and insurance, net	981.4	939.2	894.6
Other	108.9	137.9	141.9
TOTAL REVENUE	21,412.8	21,534.6	21,609.0
Cost of Sales:
New vehicle	11,235.5	11,592.4	11,620.0
Used vehicle	4,781.6	4,563.2	4,677.7
Parts and service	1,892.3	1,907.6	1,886.7
Other	106.1	112.4	111.4
TOTAL COST OF SALES (excluding depreciation shown below)	18,015.5	18,175.6	18,295.8
Gross Profit:
New vehicle	516.1	588.4	635.8
Used vehicle	341.7	315.2	317.6
Parts and service	1,555.3	1,490.7	1,434.7
Finance and insurance	981.4	939.2	894.6
Other	2.8	25.5	30.5
TOTAL GROSS PROFIT	3,397.3	3,359.0	3,313.2
Selling, general, and administrative expenses	2,509.8	2,436.2	2,349.4
Depreciation and amortization	166.2	158.6	143.4
Franchise rights impairment	8.1	—	—
Other income, net	(64.7)	(79.2)	(69.1)
OPERATING INCOME	777.9	843.4	889.5
Non-operating income (expense) items:
Floorplan interest expense	(130.4)	(97.0)	(76.5)
Other interest expense	(119.4)	(120.2)	(115.5)
Interest income	1.1	1.0	1.1
Other income, net	0.2	9.3	3.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	529.4	636.5	702.3
Income tax provision	133.5	201.5	270.6
NET INCOME FROM CONTINUING OPERATIONS	395.9	435.0	431.7
Income (loss) from discontinued operations, net of income taxes	0.1	(0.4)	(1.2)
NET INCOME	$396.0	$434.6	$430.5
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.36	$4.45	$4.19
Discontinued operations	$—	$—	$(0.01)
Net income	$4.36	$4.44	$4.18
Weighted average common shares outstanding	90.9	97.8	103.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.34	$4.43	$4.16
Discontinued operations	$—	$—	$(0.01)
Net income	$4.34	$4.43	$4.15
Weighted average common shares outstanding	91.3	98.2	103.8
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	90.0	91.6	100.7
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017, and 2016
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2015	120,562,149	$1.2	$5.2	$2,702.8	$(359.9)	$2,349.3
Net income	—	—	—	430.5	—	430.5
Repurchases of common stock	—	—	—	—	(497.0)	(497.0)
Stock-based compensation expense	—	—	25.1	—	—	25.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes, including excess income tax benefit of $0.6	—	—	(7.5)	—	14.5	7.0
Other	—	—	(4.6)	—	—	(4.6)
BALANCE AT DECEMBER 31, 2016	120,562,149	$1.2	$18.2	$3,133.3	$(842.4)	$2,310.3
Net income	—	—	—	434.6	—	434.6
Repurchases of common stock	—	—	—	—	(434.9)	(434.9)
Treasury stock cancellation	(18,000,000)	(0.2)	(30.2)	(735.6)	766.0	—
Stock-based compensation expense	—	—	20.6	—	—	20.6
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(4.8)	—	43.4	38.6
Other	—	—	0.2	(0.1)	—	0.1
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	396.0	—	396.0
Repurchases of common stock	—	—	—	—	(100.0)	(100.0)
Stock-based compensation expense	—	—	25.5	—	—	25.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(8.7)	—	23.8	15.1
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2018	2017	2016
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$396.0	$434.6	$430.5
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.1)	0.4	1.2
Depreciation and amortization	166.2	158.6	143.4
Amortization of debt issuance costs and accretion of debt discounts	5.4	5.6	5.4
Stock-based compensation expense	25.5	20.6	25.1
Deferred income tax provision (benefit)	14.5	(19.0)	3.7
Net gain on asset sales and dispositions	(57.6)	(95.4)	(62.6)
Franchise rights impairment	8.1	—	—
Non-cash impairment charges	3.2	26.4	14.0
Excess tax benefit from stock-based awards	—	—	(0.6)
Other	0.8	(7.3)	(10.6)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	133.7	(61.6)	(99.3)
Inventory	(319.5)	39.3	259.1
Other assets	(107.9)	(37.0)	(33.6)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	242.4	(64.4)	(196.4)
Accounts payable	1.7	0.5	(5.8)
Other liabilities	(2.0)	139.1	43.8
Net cash provided by continuing operations	510.4	540.4	517.3
Net cash provided by (used in) discontinued operations	0.6	(0.3)	(1.3)
Net cash provided by operating activities	511.0	540.1	516.0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(387.0)	(310.1)	(244.5)
Property operating lease buy-outs	(13.8)	(3.3)	(5.0)
Proceeds from the sale of property and equipment	28.0	21.0	8.7
Proceeds from the disposal of assets held for sale	21.1	38.0	4.8
Insurance recoveries on property and equipment	1.1	1.7	3.1
Cash used in business acquisitions, net of cash acquired	(67.2)	(76.8)	(410.4)
Cash received from business divestitures, net of cash relinquished	173.2	104.6	150.4
Investment in equity security	(50.0)	—	—
Other	(0.7)	(2.1)	(0.1)
Net cash used in continuing operations	(295.3)	(227.0)	(493.0)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(295.3)	(227.0)	(493.0)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2018	2017	2016
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(100.0)	(434.9)	(497.0)
Payment of 6.75% Senior Notes due 2018	(400.0)	—	—
Proceeds from 3.5% Senior Notes due 2024	—	449.4	—
Proceeds from 3.8% Senior Notes due 2027	—	299.8	—
Proceeds from revolving credit facilities	—	1,307.0	1,330.0
Payments of revolving credit facilities	—	(1,307.0)	(1,330.0)
Net proceeds from (payments of) commercial paper	300.0	(612.0)	342.5
Payment of debt issuance costs	—	(13.5)	—
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(34.2)	130.2	153.8
Purchase of subsidiary shares	—	—	(15.2)
Payments of mortgage facilities	—	(153.2)	(22.5)
Payments of capital lease and other debt obligations	(15.8)	(11.8)	(4.2)
Proceeds from the exercise of stock options	17.8	39.7	8.4
Payments of tax withholdings for stock-based awards	(2.7)	(1.1)	(2.0)
Excess tax benefit from stock-based awards	—	—	0.6
Other	(2.5)	—	—
Net cash used in continuing operations	(237.4)	(307.4)	(35.6)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	(237.4)	(307.4)	(35.6)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(21.7)	5.7	(12.6)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of year	71.1	65.4	78.0
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of year	$49.4	$71.1	$65.4

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2018, we owned and operated 326 new vehicle franchises from 239 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). As of December 31, 2018, we also owned and operated 85 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, and our automotive auctions, we owned and operated over 325 locations coast to coast.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or net realizable value using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Our new vehicle inventory costs are generally reduced by manufacturer holdbacks (percentage of either the manufacturer’s suggested retail price or invoice price of a new vehicle that the manufacturer repays to the dealer), incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising assistance. Parts, accessories, and other inventory are valued at the lower of acquisition cost or net realizable value. See Note 5 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Income, Net (within Operating Income) in the Consolidated Statements of Income. See Note 6 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.
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
We continually evaluate property and equipment, including leasehold improvements, to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or a current-period operating or cash flow loss combined with historical losses or projected future losses. We use an estimate of the related undiscounted cash flows over the remaining life of the asset (asset group) in assessing whether an asset (asset group) has been impaired. We measure impairment losses based upon the amount by which the carrying amount of the asset (asset group) exceeds the fair value.
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. We measure each long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell and recognize a loss for any initial adjustment of the long-lived asset’s or disposal group’s carrying amount to fair value less cost to sell in the period the “held for sale” criteria are met. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our long-lived assets held for sale were based on Level 3 inputs, which considered information obtained from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. We recognize an impairment loss if the amount of the asset’s or disposal group’s carrying amount exceeds the asset’s or disposal group’s estimated fair value less cost to sell. If we recognize an impairment loss, the adjusted carrying amount of the asset or disposal group becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $67.8 million at December 31, 2018, and $169.1 million at December 31, 2017, included in continuing operations. We had assets held for sale of $14.1 million at December 31, 2018, and $14.4 million at December 31, 2017, included in discontinued operations.
See Note 17 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2018 and 2017.
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
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. Under generally accepted accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2018, and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. We elected to perform a quantitative goodwill impairment test as of April 30, 2017, and no goodwill impairment charges resulted from the impairment test.
We chose to perform quantitative franchise rights impairment tests as of April 30, 2018, and $8.1 million of impairment charges resulted from the impairment tests. We also elected to perform quantitative franchise rights impairment tests as of April 30, 2017, and no impairment charges resulted from the impairment tests.
See Note 7 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 17 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, assets held for sale in continuing operations and discontinued operations, contract assets, and prepaid expenses.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, an investment in an equity security, and contract assets.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits and sales taxes, the current portions of finance and insurance chargeback liabilities, contract liabilities, deferred revenue, and self-insurance liabilities, customer deposits, accrued interest payable, liabilities held for sale (which are comprised primarily of floorplan payables of disposal groups held for sale), income taxes payable, and accrued expenses.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, contract liabilities, finance and insurance chargeback liabilities, self-insurance liabilities, and deferred revenue.
Employee Savings Plans
We offer a 401(k) plan to all of our employees and provide a matching contribution to certain employees that participate in the plan. We provided a matching contribution of $14.1 million in 2018, $7.1 million in 2017, and $6.8 million in 2016. Employer matching contributions are subject to a three-year graded vesting period for employees hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for employees hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $1.5 million for 2018, $0.7 million for 2017, and $0.7 million for 2016. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Participants eligible for a matching contribution under the Plan are not eligible for a matching contribution in our 401(k) plan. The balances due to participants in the Plan were $78.8 million as of December 31, 2018, and $78.1 million as of December 31, 2017, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
In 2018 and 2017, we granted stock-based awards in the form of time-based and performance-based restricted stock units (“RSUs”). In 2016, we granted stock-based awards in the form of stock options, restricted stock, and RSUs. Restricted stock awards, which are considered nonvested share awards as defined under U.S. generally accepted accounting principles, and RSUs are issued from our treasury stock. Compensation cost for restricted stock awards and RSUs is based on the closing price of our common stock on the date of grant. Stock options granted under all plans are non-qualified. Upon exercise of stock options, shares of common stock are issued from our treasury stock. We use the Black-Scholes valuation model to determine compensation expense associated with our stock options.
Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for time-based RSUs, restricted stock awards, and stock options is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible. Compensation cost for performance-based RSUs is recognized over the requisite service period based on the expected achievement level of the performance goals, which is evaluated over the performance period. The amount of compensat

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ion cost recognized on performance-based RSUs depends on the relative satisfaction of the performance condition based on performance to date. We account for forfeitures of stock-based awards as they occur. See Note 13 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.
Revenue Recognition
Revenue consists of the sales of new and used vehicles, sales of parts and automotive services, commissions for the placement of finance and insurance products, and sales of other products. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies related to revenue recognition.
Insurance
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. See Note 10 of the Notes to Consolidated Financial Statements for more information on our self-insurance liabilities.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $197.8 million in 2018, $192.8 million in 2017, and $196.7 million in 2016, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $66.1 million in 2018, $65.0 million in 2017, and $58.5 million in 2016. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
Parts and Service Internal Profit
Our parts and service departments recondition the majority of used vehicles acquired by our used vehicle departments and perform minor preparatory work on new vehicles acquired by our new vehicle departments. The parts and se

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

rvice departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. Revenues and costs of sales associated with the internal work performed by our parts and service departments are reflected in our parts and service results in our Consolidated Statements of Income. New and used vehicle revenues and costs of sales are reduced by the amount of the intracompany charge. As a result, the revenues and costs of sales associated with the internal work performed by our parts and service departments are eliminated in consolidation. We also defer internal profit on vehicles that have not been sold.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards, which contain rights to non-forfeitable dividends, and vested RSU awards. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards. See Note 3 of the Notes to Consolidated Financial Statements for more information on the computation of earnings (loss) per share.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Impacts on Consolidated Financial Statements
The following tables summarize the impacts to each financial statement line item affected by the adoption of ASC Topic 606 as of and for the twelve months ended December 31, 2018.

Consolidated Balance Sheet Line Items
	December 31, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Receivables, net	$976.2	$997.0	$(20.8)
Inventory	$3,650.5	$3,655.4	$(4.9)
Other current assets	$208.7	$150.2	$58.5
Other assets	$517.2	$454.6	$62.6
Other current liabilities	$679.9	$649.3	$30.6
Deferred income taxes	$89.8	$85.1	$4.7
Other liabilities	$275.0	$229.8	$45.2
Retained earnings	$3,238.3	$3,223.4	$14.9

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Consolidated Statement of Income Line Items
	Twelve Months Ended December 31, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Revenue:
Parts and service	$3,447.6	$3,447.6	$—
Finance and insurance	$981.4	$975.2	$6.2
Cost of sales:
Parts and service	$1,892.3	$1,892.4	$(0.1)
Gross profit:
Parts and service	$1,555.3	$1,555.2	$0.1
Finance and insurance	$981.4	$975.2	$6.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$529.4	$523.1	$6.3
Income tax provision	$133.5	$132.0	$1.5
NET INCOME FROM CONTINUING OPERATIONS	$395.9	$391.1	$4.8
NET INCOME	$396.0	$391.2	$4.8

Consolidated Statement of Cash Flows Line Items
	Twelve Months Ended December 31, 2018
Impact of changes in accounting policies	As reported	Balances without adoption of ASC Topic 606	Impact of adoption Higher/(Lower)
Net income	$396.0	$391.2	$4.8
Deferred income tax provision	$14.5	$13.0	$1.5
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	$133.7	$112.9	$20.8
Inventory	$(319.5)	$(319.7)	$0.2
Other assets	$(107.9)	$(4.8)	$(103.1)
Increase (decrease), net of effects from business combinations and divestitures:
Other liabilities	$(2.0)	$(77.8)	$75.8

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an accounting standard update that provides classification guidance on eight specific cash flow issues, for which guidance previously did not exist or was unclear. The amendments in this accounting standard update are effective for periods beginning after December 15, 2017. We adopted this accounting standard update effective January 1, 2018. The activity on our consolidated statements of cash flows was previously classified in accordance with the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

provisions of the new standard. Therefore, the provisions of the accounting standard update did not impact our consolidated statements of cash flows.
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
The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC Topic 840 if the optional transition method is elected. We plan to adopt the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption.
We expect that this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for real estate and equipment operating leases. As part of our implementation process, we have assessed our lease arrangements, evaluated practical expedient and accounting policy elections, and implemented software to meet the reporting requirements of this standard. We also have evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $325 million to $400 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, including for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for the majority of our leases. We also expect significant new disclosures about our leasing activities in accordance with the new standard.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Twelve Months Ended December 31, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,900.8	$4,046.4	$3,804.4	$—	$11,751.6
Used vehicle	1,725.2	1,418.7	1,875.1	104.3	5,123.3
Parts and service	1,082.8	934.8	1,082.2	347.8	3,447.6
Finance and insurance, net	344.4	362.6	246.0	28.4	981.4
Other	81.3	23.9	3.2	0.5	108.9
	$7,134.5	$6,786.4	$7,010.9	$481.0	$21,412.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$6,441.2	$6,079.1	$6,098.3	$140.9	$18,759.5
Goods and services transferred over time(2)	693.3	707.3	912.6	340.1	2,653.3
	$7,134.5	$6,786.4	$7,010.9	$481.0	$21,412.8

(1) “Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and aftermarket collision parts businesses.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The opening and closing balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities are as follows:

	December 31, 2018	January 1, 2018
Receivables from contracts with customers, net	$706.7	$854.3
Contract Asset (Current)	$28.2	$18.4
Contract Asset (Long-Term)	$17.4	$1.4
Contract Liability (Current)	$31.6	$26.7
Contract Liability (Long-Term)	$61.9	$63.8

Twelve Months Ended December 31, 2018
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$29.8
Performance obligations satisfied in previous periods	$23.6
The differences between the opening and closing balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods. Other significant changes include contract assets of $9.8 million reclassified to receivables.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Pursuant to our arrangements with these third-party providers, we sell the products on a commission basis, and, in certain cases, we sell the product, recognize an upfront commission, and participate in future profit pursuant to retrospective commission arrangements with the issuers of those contracts through the life of the related contracts. For retrospective commission arrangements, we are paid annually based on the annual performance of the issuers’ product portfolio. For the majority of finance and insurance product sales, our performance obligation is to arrange for the provision of goods or services by another party. Our performance obligation is satisfied when this arrangement is made, which is when the finance and insurance product is delivered to the end-customer, generally at the time of the vehicle sale. As agent, we recognize revenue in the amount of any fee or commission to which we expect to be entitled, which is the net amount of consideration that we retain after paying the third-party provider the consideration received in exchange for the goods or services to be fulfilled by that party.
The retrospective commission we earn on each product sold is a form of variable consideration that is subject to constraint due to it being highly susceptible to factors outside our influence and control. Our agreements with the third-

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

party administrators generally provide for an annual retrospective commission payout based on the product portfolio performance for that year. We estimate variable consideration related to retrospective commissions and perform a constraint analysis using the expected value method based on the historical performance of the product portfolios and current trends to estimate the amount of retrospective commissions to which we expect we will be entitled. At each reporting period, we reassess our expectations about the amount of retrospective commission variable consideration to which we expect to be entitled and recognize revenue when we no longer believe a significant revenue reversal is probable. Additionally, we may be charged back for commissions related to finance and insurance products in the event of early termination, default, or prepayment of the contracts by end-customers (“chargebacks”). An estimated refund liability for chargebacks against the revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized and is based primarily on our historical chargeback experience. We update our measurement of the chargeback liability at each reporting date for changes in expectations about the amount of chargebacks.
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

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$92.9	$31.0	$46.4	$15.5

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
We have determined that the sales commissions and third-party administrator fees incurred related to sales of VCP products qualify for capitalization since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. As of December 31, 2018, we had $9.4 million of capitalized

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

costs incurred to obtain or fulfill a VCP contract with a customer. We amortized $3.2 million of these capitalized costs during 2018.

3. EARNINGS (LOSS) PER SHARE
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
The following table presents the calculation of basic and diluted EPS:

	2018	2017	2016
Net income from continuing operations	$395.9	$435.0	$431.7
Income (loss) from discontinued operations, net of income taxes	0.1	(0.4)	(1.2)
Net income	$396.0	$434.6	$430.5

Weighted average common shares outstanding used in calculating basic EPS	90.9	97.8	103.1
Effect of dilutive stock options and unvested RSUs	0.4	0.4	0.7
Weighted average common shares outstanding used in calculating diluted EPS	91.3	98.2	103.8

Basic EPS amounts(1):
Continuing operations	$4.36	$4.45	$4.19
Discontinued operations	$—	$—	$(0.01)
Net income	$4.36	$4.44	$4.18

Diluted EPS amounts(1):
Continuing operations	$4.34	$4.43	$4.16
Discontinued operations	$—	$—	$(0.01)
Net income	$4.34	$4.43	$4.15
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	2018	2017	2016
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	2.3	3.1	3.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2018	2017
Trade receivables	$130.4	$162.6
Manufacturer receivables	242.3	253.3
Other	31.4	44.9
	404.1	460.8
Less: allowances for doubtful accounts	(4.6)	(5.5)
	399.5	455.3
Contracts-in-transit and vehicle receivables	568.6	655.7
Income taxes receivable (See Note 11)	8.1	—
Receivables, net	$976.2	$1,111.0

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

We evaluate our receivables for collectability based on the age of receivables and past collection experience.

5. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2018	2017
New vehicles	$2,874.8	$2,577.9
Used vehicles	553.8	576.5
Parts, accessories, and other	221.9	211.2
Inventory	$3,650.5	$3,365.6

The components of vehicle floorplan payables at December 31 are as follows:

	2018	2017
Vehicle floorplan payable - trade	$2,388.0	$2,179.1
Vehicle floorplan payable - non-trade	1,609.7	1,627.8
Vehicle floorplan payable	$3,997.7	$3,806.9

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.5% during 2018 and 2.6% during 2017. At December 31, 2018, the aggregate capacity under our floorplan credit agreements with various lenders to finance our new vehicle inventory was approximately $4.8 billion, of which $3.6 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.5% during 2018 and 2.5% during 2017. At December 31, 2018, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $515.0 million, of which $413.2 million had been borrowed. The remaining borrowing capacity of $101.8 million was limited to $0.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2018	2017
Land	$1,360.8	$1,332.5
Buildings and improvements	2,320.2	2,121.1
Furniture, fixtures, and equipment	807.1	720.2
	4,488.1	4,173.8
Less: accumulated depreciation and amortization	(1,332.8)	(1,211.1)
Property and equipment, net	$3,155.3	$2,962.7

We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $1.4 million in 2018, $1.0 million in 2017, and $0.5 million in 2016.

7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2018	2017
Goodwill	$1,513.2	$1,515.0

Franchise rights - indefinite-lived	$580.1	$572.2
Other intangible assets	22.2	23.3
	602.3	595.5
Less: accumulated amortization	(6.9)	(8.7)
Intangible assets, net	$595.4	$586.8

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

	Domestic	Import	Premium Luxury	Other	Consolidated
Goodwill at January 1, 2017 (1)	$252.1	$558.2	$697.4	$3.6	$1,511.3
Acquisitions, dispositions, and other adjustments, net (2)	(20.4)	(25.8)	14.7	35.2	3.7
Goodwill at December 31, 2017 (1)	231.7	532.4	712.1	38.8	1,515.0
Acquisitions, dispositions, and other adjustments, net (2)	0.8	(11.5)	5.6	3.3	(1.8)
Goodwill at December 31, 2018 (1)	$232.5	$520.9	$717.7	$42.1	$1,513.2

(1)
Net of accumulated impairment losses of $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit structure was comprised of a single reporting unit) and $140.0 million associated with our Domestic reporting unit, both of which were recorded during the year ended December 31, 2008.

(2)	Includes amounts reclassified to held for sale, which are presented in Other Current Assets in our Consolidated Balance Sheet as of period end.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2018, we had $580.1 million of franchise rights recorded on our Consolidated Balance Sheet, of which $160.5 million was related to Domestic stores, $108.9 million was related to Import stores, and $310.7 million was related to Premium Luxury stores.
See Note 17 of the Notes to Consolidated Financial Statements for more information about our annual impairment tests of goodwill and franchise rights.

8. LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2018	2017
6.75% Senior Notes	April 15, 2018	April 15 and October 15	$—	$400.0
5.5% Senior Notes	February 1, 2020	February 1 and August 1	350.0	350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Capital leases and other debt	Various dates through 2038	Monthly	133.1	139.4
			1,983.1	2,389.4
Less: unamortized debt discounts and debt issuance costs			(12.6)	(15.7)
Less: current maturities			(44.3)	(414.5)
Long-term debt, net of current maturities			$1,926.2	$1,959.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2018, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2019	$44.3
2020	354.8
2021	304.7
2022	4.6
2023	4.8
Thereafter	1,269.9
$1,983.1

Senior Unsecured Notes and Credit Agreement
The interest rates payable on the 3.35% Senior Notes, 3.5% Senior Notes, 4.5% Senior Notes, and 3.8% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes. In April 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility as well as an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $41.8 million at December 31, 2018, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2018. As of December 31, 2018, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $588.0 million.
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
Other Long-Term Debt
At December 31, 2018, we had capital lease and other debt obligations of $133.1 million, which are due at various dates through 2038. See Note 18 of the Notes to Consolidated Financial Statements for more information related to capital lease obligations.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days. At December 31, 2017, we had $330.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 1.97% and a weighted-average remaining term of 24 days.

9. CHARGEBACK LIABILITY
We may be charged back for commissions related to financing, vehicle service, or protection products in the event of early termination, default, or prepayment of the contracts by customers (“chargebacks”). However, our exposure to loss generally is limited to the commissions that we receive. An estimated chargeback liability is recorded in the period in which the related finance and insurance revenue is recognized. The following is a rollforward of our estimated chargeback liability for each of the three years presented in our Consolidated Financial Statements:

	2018	2017	2016
Balance - January 1	$120.8	$116.8	$97.3
Add: Provisions	108.3	96.3	106.6
Deduct: Chargebacks	(101.0)	(92.3)	(87.1)
Balance - December 31	$128.1	$120.8	$116.8

10. SELF-INSURANCE
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation.
At December 31, 2018 and 2017, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2018	2017
Self-insurance - current portion	$29.9	$29.5
Self-insurance - long-term portion	47.4	48.7
Total self-insurance liabilities	$77.3	$78.2

11. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2018	2017	2016
Current:
Federal	$93.0	$190.6	$234.9
State	26.8	29.4	31.4
Federal and state deferred	10.9	(22.1)	3.7
Change in valuation allowance, net	3.5	3.3	0.3
Adjustments and settlements	(0.7)	0.3	0.3
Income tax provision	$133.5	$201.5	$270.6

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2018	%	2017	%	2016	%
Income tax provision at statutory rate	$111.2	21.0	$222.8	35.0	$245.8	35.0
Non-deductible expenses, net	4.9	0.9	5.9	0.9	4.6	0.7
State income taxes, net of federal benefit	22.8	4.3	19.7	3.1	21.7	3.1
	138.9	26.2	248.4	39.0	272.1	38.8
Change in tax rate	(5.0)	(0.9)	(44.2)	(6.9)	—	—
Change in valuation allowance, net	3.5	0.7	3.3	0.5	0.3	—
Adjustments and settlements	(0.7)	(0.1)	0.3	0.1	0.3	—
Federal and state tax credits	(1.0)	(0.2)	(3.7)	(0.6)	(1.9)	(0.3)
Other, net	(2.2)	(0.5)	(2.6)	(0.4)	(0.2)	—
Income tax provision	$133.5	25.2	$201.5	31.7	$270.6	38.5

Deferred income tax asset and liability components at December 31 are as follows:

	2018	2017
Deferred income tax assets:
Inventory	$23.3	$22.8
Receivable allowances	1.4	1.9
Warranty, chargeback, and self-insurance liabilities	48.4	47.4
Other accrued liabilities	30.0	25.4
Deferred compensation	19.0	18.8
Stock-based compensation	21.2	18.9
Loss carryforwards—federal and state	7.0	6.5
Other, net	8.8	10.2
Total deferred income tax assets	159.1	151.9
Valuation allowance	(8.9)	(5.4)
Deferred income tax assets, net of valuation allowance	150.2	146.5
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(225.1)	(207.1)
Other, net	(14.9)	(11.3)
Total deferred income tax liabilities	(240.0)	(218.4)
Net deferred income tax liabilities	$(89.8)	$(71.9)

Our net deferred tax liability of $89.8 million as of December 31, 2018 and $71.9 million as of December 31, 2017 is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes receivables included in Receivables, net totaled $8.1 million at December 31, 2018 and income taxes payable included in Other Current Liabilities totaled $81.1 million at December 31, 2017.
At December 31, 2018, we had $91.6 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $3.3 million of state tax credits, all of which result in a deferred tax asset of $7.0 million and expire from 2019 through 2038.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2018, we had $4.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

million of valuation allowance related to state net operating loss carryforwards and $4.6 million of valuation allowance related to deferred tax assets for stock-based compensation and other executive compensation impacted by the new tax reform legislation. See “Tax Reform” below. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2014 to 2016 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Balance at January 1	$6.4	$5.8	$5.6
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.6	0.8	0.8
Reductions for tax positions of prior years	—	—	(0.4)
Reductions for expirations of statute of limitations	(0.9)	(0.2)	(0.2)
Settlements	(1.8)	—	—
Balance at December 31	$4.3	$6.4	$5.8

We had accumulated interest and penalties associated with these unrecognized tax benefits of $6.6 million at December 31, 2018, $6.8 million at December 31, 2017, and $6.1 million at December 31, 2016. We additionally had a deferred tax asset of $2.4 million at December 31, 2018, $2.8 million at December 31, 2017, and $4.2 million at December 31, 2016, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $8.5 million at December 31, 2018, $10.4 million at December 31, 2017, and $7.7 million at December 31, 2016, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.6 million during 2018, $0.4 million during 2017, and $0.4 million during 2016 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2019.
Tax Reform
On December 22, 2017, H.R. 1 formerly known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, we made a reasonable estimate of the effects of the new tax legislation on our deferred tax balances and recognized a provisional benefit of $41.3 million, which was net of a valuation allowance on equity compensation.
As of December 31, 2018, we completed our accounting for the tax effects of the new tax legislation. In 2018, and in preparation of our federal and state income tax returns, we refined our calculations remeasuring deferred tax assets and liabilities and recorded a $5.0 million reduction to income tax expense related to our provisional estimate recorded as of December 31, 2017. The reduction was recorded as a component of income tax expense from continuing operations and had an impact of 0.9 percentage points on our effective income tax rate for the full year 2018.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2018	2017	2016
Shares repurchased	2.1	10.1	10.5
Aggregate purchase price	$100.0	$434.9	$497.0
Average purchase price per share	$47.58	$42.99	$47.30

As of December 31, 2018, $263.7 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Our Board of Directors authorized the retirement of 18.0 million shares of our treasury stock in November 2017, which assumed the status of authorized but unissued shares. Upon the retirement of treasury stock, it is our policy to charge the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital. Any amounts exceeding additional paid-in capital are charged to retained earnings. This retirement had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, retained earnings, and treasury stock accounts were adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2018	2017	2016
Shares issued	0.5	1.0	0.3
Proceeds from the exercise of stock options	$17.8	$39.7	$8.4
Average exercise price per share	$35.25	$37.85	$31.21

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and settlement of restricted stock units (“RSUs”), as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

(In actual number of shares)	2018	2017	2016
Shares issued	122,661	20,000	143,424
Shares surrendered to AutoNation to satisfy tax withholding obligations	56,027	26,514	38,906

13. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) provides for the grant of time-based and performance-based RSUs, restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. As of December 31, 2018, the total number of shares authorized for issuance under the 2014 Director Plan was 600,000. No director may be granted awards in any calendar year with an aggregate grant date fair market value

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(determined, with respect to options and stock appreciation rights, based on a Black-Scholes or other option valuation methodology approved by the Compensation Committee) in excess of $750,000 per director.
Restricted Stock Units
On January 2, 2018, each of our non-employee directors received a grant of 4,764 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
In 2018, our Board’s Compensation Committee approved the grant of 0.6 million RSUs, which included time-based and performance-based RSUs. Time-based RSUs vest in equal installments over four years. The performance-based RSUs are subject to a one-year earnings performance measure. Certain performance-based RSUs vest in equal installments over four years, and others cliff vest after three years subject to the achievement of certain additional performance goals measured over a three-year period. The additional performance goals are based on an additional measure of earnings, a measure of return on invested capital, and a measure of our performance relative to certain customer satisfaction indices.
The fair value of each RSU award grant is based on the closing price of our common stock on the date of grant. Compensation cost for time-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible, and for performance-based awards is recognized over the requisite service period based on the expected achievement level of the performance goals, which is evaluated over the performance period. The amount of compensation cost recognized on performance-based RSUs depends on the relative satisfaction of the performance condition based on performance to date. We account for forfeitures of stock-based awards as they occur.
The following table summarizes information about vested and nonvested RSUs for 2018:

	RSUs
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	519,609	$43.22
Granted (1)	670,366	$49.16
Vested	(146,200)	$45.99
Forfeited	(15,243)	$44.53
Nonvested at December 31	1,028,532	$46.69

(1)	The RSUs granted during 2018 are primarily related to our employee annual equity award grant in March 2018 and non-employee director annual equity award grant in January 2018.
The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2018	2017	2016
Weighted average grant-date fair value of RSUs granted	$49.16	$43.66	$58.69
Total fair value of RSUs vested (in millions)	$7.3	$2.2	$2.3

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
The following table summarizes the assumptions used related to the valuation of our stock options granted during 2016:

2016
Risk-free interest rate	1.16% - 1.55%
Expected dividend yield	—
Expected term	4 - 7 years
Expected volatility	29% - 31%

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
The following table summarizes stock option activity during 2018:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	3.7	$48.49
Granted	—	$—
Exercised	(0.5)	$35.25
Forfeited	—	$—
Expired	(0.1)	$59.75
Options outstanding as of December 31	3.1	$50.20	5.13	$2.5
Options exercisable at December 31	2.7	$49.34	4.78	$2.5
Options exercisable at December 31 and expected to vest thereafter	3.1	$50.23	5.08	$2.5
Options available for future grants at December 31	4.8

The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised are summarized in the following table:

	2018	2017	2016
Weighted average grant-date fair value of stock options granted	$—	$—	$17.96
Total intrinsic value of stock options exercised (in millions)	$8.2	$11.9	$5.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table summarizes information about vested and nonvested restricted stock for 2018:

	Restricted Stock
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	147,931	$55.65
Granted	—	$—
Vested	(68,842)	$55.84
Forfeited	(8,371)	$56.27
Nonvested at December 31	70,718	$55.38

The weighted average grant-date fair value of restricted stock awards granted and total fair value of restricted stock awards vested are summarized in the following table:

	2018	2017	2016
Weighted average grant-date fair value of restricted stock awards granted	$—	$—	$52.23
Total fair value of restricted stock awards vested (in millions)	$3.3	$4.2	$6.4

Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2018	2017	2016
RSUs	$21.7	$14.2	$2.3
Stock options	1.6	3.1	16.2
Restricted stock	2.2	3.3	6.6
Total stock-based compensation expense	$25.5	$20.6	$25.1

Tax benefit related to stock-based compensation expense	$3.0	$7.8	$9.6

As of December 31, 2018, there was $23.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $20.9 million relates to RSUs, $1.0 million relates to stock options, and $1.5 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.63 years.
Tax benefits related to stock options exercised and vesting of restricted stock and RSUs were $3.4 million in 2018, $6.2 million in 2017, and $4.8 million in 2016.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. STORE DIVESTITURES
During 2018, we divested eight Domestic stores, seven Import stores, two Premium Luxury stores, and one collision center. During 2017, we divested two Domestic stores and four Import stores. During 2016, we divested five Domestic stores and nine Import stores.
We recognized net gains related to store divestitures of $40.3 million in 2018, $78.2 million in 2017, and $61.8 million in 2016. During the fourth quarter of 2017, we also recorded write-downs of $26.2 million associated with business divestitures that closed during the first and second quarters of 2018. The net gains on these divestitures are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

15. ACQUISITIONS
During 2018, we purchased one Premium Luxury store located in California, one collision center located in Maryland, and one collision center located in Texas. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for the business combinations in 2018 are preliminary and subject to final adjustment. We purchased one store and seven collision centers in 2017 and 20 stores and one collision center in 2016.
The acquisitions that occurred during 2018 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire years ended December 31, 2018 and 2017, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

16. CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The total amounts presented on our statements of cash flows include cash, cash equivalents, and restricted cash. Restricted cash includes certain deferred purchase price commitments related to certain acquisitions. The following table provides a reconciliation of cash and cash equivalents reported on our Consolidated Balance Sheets to the total amounts reported on our Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2018	2017
Cash and cash equivalents	$48.6	$69.2
Restricted cash included in Current Assets	0.8	1.9
Total cash, cash equivalents, and restricted cash	$49.4	$71.1

Non-Cash Investing and Financing Activities
We had non-cash investing and financing activities related to increases in property acquired under capital leases and other financing arrangements of $9.6 million during 2018 and $11.5 million during 2017. We had non-cash investing and financing activities of $3.3 million and $47.2 million related to capital leases and deferred purchase price commitments associated with our 2017 and 2016 acquisitions, respectively. We also had accrued purchases of property and equipment of $41.3 million at December 31, 2018, $48.5 million at December 31, 2017, and $29.1 million at December 31, 2016.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $245.6 million in 2018, $205.9 million in 2017, and $183.9 million in 2016. We made income tax payments, net of income tax refunds, of $210.0 million in 2018, $127.0 million in 2017, and $265.5 million in 2016.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

•
Investment in equity security: In October 2018, we invested $50.0 million in an equity security that does not have a readily determinable fair value. Therefore, we have elected to apply a measurement alternative and have recorded the equity interest at its cost of $50.0 million, which will be subsequently adjusted for observable price changes. The equity interest is reported in Other Assets in the accompanying Consolidated Balance Sheet. We have considered all relevant transactions since the date of our investment through December 31, 2018, and we have not recorded any impairments or upward or downward adjustments to the carrying amount of our investment as of December 31, 2018, as there have not been any changes in the observable price of our equity interest as of such date.

•
Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	December 31, 2018	December 31, 2017
Carrying value	$1,970.5	$2,373.7
Fair value	$1,908.9	$2,442.1

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets or disposal groups held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s or disposal group’s fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying a

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

mount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale.
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2018 and 2017:

	2018		2017
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights	$31.7	$(8.1)	$—	$—
Long-lived assets held and used	$—	$(2.6)	$—	$(0.4)
Long-lived assets held for sale in continuing operations	$7.4	$(0.6)	$121.3	$(26.0)

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
We chose to perform a quantitative goodwill impairment test as of April 30, 2017, and no goodwill impairment charges resulted from the quantitative impairment test. The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
For our April 30, 2016 annual goodwill impairment assessments, we chose to make a qualitative evaluation about the likelihood of goodwill impairment and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform quantitative franchise rights impairment tests as of April 30, 2018. As a result of these tests, we recorded non-cash impairment charges of $8.1 million to reduce the carrying values of certain franchise rights to their estimated fair values. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

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
We elected to perform quantitative franchise rights impairment tests as of April 30, 2017, and no impairment charges resulted from these quantitative tests.
For our April 30, 2016 annual franchise rights impairment assessment, we chose to make a qualitative evaluation of the likehood of franchise impairments to determine whether it was necessary to perform a quantitative test. Based on our qualitative assessment of potential franchise rights impairment, we determined that we should perform a quantitative test for certain franchise rights, and no impairment charges resulted from these quantitative tests.
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
We had assets held for sale in continuing operations of $67.8 million as of December 31, 2018, and $169.1 million as of December 31, 2017, primarily related to property held for sale, as well as inventory, goodwill, franchise rights, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $14.1 million as of December 31, 2018, and $14.4 million as of December 31, 2017, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Consolidated Balance Sheets.
The non-cash impairment charges recorded in 2018 and 2017, are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18. COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2018 and 2017, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Lease Commitments
We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty-five years.
Expenses under real property, equipment, and software leases were $66.2 million in 2018, $56.3 million in 2017, and $52.8 million in 2016. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options, rent abatements, and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2018, are as follows:

Noncancelable Lease Commitments	Capital	Operating(1)
2019	$35.7	$61.2
2020	10.4	51.0
2021	10.1	46.1
2022	10.2	42.1
2023	10.1	36.6
Thereafter	108.7	258.4
Total minimum lease payments	$185.2	$495.4
Less: Amounts representing interest	(69.5)
	$115.7

(1)	Future minimum operating lease payments do not reflect future minimum sublease income of $2.2 million. Additionally, operating leases that are on a month-to-month basis are not included.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2019 to 2034 are approximately $17 million at December 31, 2018. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2018, surety bonds, letters of credit, and cash deposits totaled $102.5 million, of which $41.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

19. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2018, approximately 62% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $242.3 million at December 31, 2018, and $253.3 million at December 31, 2017. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2018, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, Nissan, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by another bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2018, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

20. SEGMENT INFORMATION
At December 31, 2018, 2017, and 2016, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and aftermarket collision parts businesses, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and retrospective commissions for certain finance and insurance transactions that we arrange under agreements with third parties.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables provide information on revenues from external customers, segment income of our reportable segments, floorplan interest expense, depreciation and amortization, total assets, and capital expenditures.

	Year Ended December 31, 2018
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,134.5	$6,786.4	$7,010.9	$481.0	$21,412.8
Floorplan interest expense	$51.3	$31.0	$41.7	$6.4	$130.4
Depreciation and amortization	$37.3	$33.2	$47.6	$48.1	$166.2
Segment income (loss)(1)	$249.3	$304.7	$340.9	$(247.4)	$647.5
Capital expenditures	$77.7	$56.2	$144.2	$115.5	$393.6
Segment assets	$2,684.5	$1,934.3	$3,046.4	$2,999.9	$10,665.1

	Year Ended December 31, 2017
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,452.8	$6,873.4	$6,832.7	$375.7	$21,534.6
Floorplan interest expense	$40.9	$23.2	$28.4	$4.5	$97.0
Depreciation and amortization	$38.2	$34.3	$44.5	$41.6	$158.6
Segment income (loss)(1)	$257.1	$303.1	$348.8	$(162.6)	$746.4
Capital expenditures	$36.2	$32.8	$101.7	$162.2	$332.9
Segment assets	$2,563.9	$1,992.6	$2,716.8	$2,998.2	$10,271.5

	Twelve Months Ended December 31, 2016
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,810.0	$6,886.1	$6,665.3	$247.6	$21,609.0
Floorplan interest expense	$33.7	$17.4	$22.7	$2.7	$76.5
Depreciation and amortization	$37.5	$35.4	$40.7	$29.8	$143.4
Segment income (loss)(1)	$311.1	$296.8	$350.2	$(145.1)	$813.0
Capital expenditures	$62.5	$28.0	$95.6	$67.1	$253.2
(1)Segment income is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of the total of the reportable segments’ revenue and segment income to our consolidated revenue and income from continuing operations before income taxes, respectively.

	Years Ended December 31,
	2018	2017	2016
Total external revenues for reportable segments	$20,931.8	$21,158.9	$21,361.4
Corporate and other revenues	481.0	375.7	247.6
Total consolidated revenues	$21,412.8	$21,534.6	$21,609.0

	Years Ended December 31,
	2018	2017	2016
Total segment income for reportable segments	$894.9	$909.0	$958.1
Corporate and other	(247.4)	(162.6)	(145.1)
Other interest expense	(119.4)	(120.2)	(115.5)
Interest income	1.1	1.0	1.1
Other income, net	0.2	9.3	3.7
Income from continuing operations before income taxes	$529.4	$636.5	$702.3

21. MULTIEMPLOYER PENSION PLANS
Five of our 239 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

One of the multiemployer pension plans in which we participate is designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in this plan for the year ended December 31, 2018, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2018 and 2017 is for the plan’s year end at December 31, 2017, and December 31, 2016, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. A rehabilitation plan has been implemented for this plan. There have been no significant changes that affect the comparability of 2018, 2017, and 2016 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2018	2017	2018	2017	2016	Surcharge Imposed
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.4	$1.3	$1.1	Yes	(2)
Other funds				0.3	0.3	0.4
Total contributions				$1.7	$1.6	$1.5

(1)	Our stores were not listed in the Automotive Industries Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2017 or 2016.

(2)
We are party to three collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan. Two of the agreements have an expiration date of December 31, 2019, and one agreement has an expiration date of December 31, 2021.

In the event that we cease participating in this plan, we could be assessed a withdrawal liability. We currently do not have any plans that would trigger the withdrawal liability under this multiemployer pension plan.

AUTONATION, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2018 and 2017:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2018	$5,259.9	$5,392.0	$5,349.2	$5,411.7
	2017	$5,139.4	$5,279.3	$5,432.4	$5,683.5

Gross profit	2018	$842.3	$851.8	$855.3	$847.9
	2017	$819.8	$826.1	$845.9	$867.2

Operating income(1)	2018	$185.8	$191.2	$203.6	$197.3
	2017	$206.7	$196.2	$211.2	$229.3

Income from continuing operations(1) (2)	2018	$93.3	$97.4	$112.3	$92.9
	2017	$98.2	$87.7	$97.6	$151.5

Net income(1) (2)	2018	$93.7	$97.6	$112.0	$92.7
	2017	$98.1	$87.7	$97.5	$151.3

Basic earnings per share from continuing operations(1) (2) (3)	2018	$1.01	$1.07	$1.24	$1.03
	2017	$0.97	$0.87	$1.00	$1.65

Diluted earnings per share from continuing operations(1) (2) (3)	2018	$1.01	$1.07	$1.24	$1.02
	2017	$0.97	$0.86	$1.00	$1.64

(1)
During the fourth quarter of 2018, we recorded net gains of $18.6 million ($14.1 million after-tax) primarily related to business/property divestitures. During the fourth quarter of 2017, we recorded net gains of $25.0 million ($15.5 million after-tax) related to business/property divestitures.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with our adoption of the new revenue recognition accounting standard (ASC Topic 606) effective January 1, 2018, we implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the new accounting standard related to revenue recognition on our consolidated financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard. Additionally, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2018 regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	4,260,370	(1)	$50.20(2)	4,756,280	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	4,260,370	(1)	$50.20(2)	4,756,280	(3)

(1)
Includes 1,028,532 shares granted under the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) and 148,268 shares granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Plan”) that are issuable upon settlement of outstanding restricted stock units (“RSUs”). The remaining balance consists of outstanding stock option awards.

(2)	The weighted average exercise price does not take into account the shares issuable upon settlement of outstanding RSUs, which have no exercise price.

(3)	Includes 4,368,144 shares available under the 2017 Plan and 388,136 shares available under the 2014 Plan.
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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
February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chairman, Chief Executive Officer	February 22, 2019
Michael J. Jackson	and President (Principal Executive Officer)

/S/ CHERYL MILLER	Executive Vice President and Chief	February 22, 2019
Cheryl Miller	Financial Officer (Principal Financial Officer)

/S/ CHRISTOPHER CADE	Senior Vice President and Chief Accounting	February 22, 2019
Christopher Cade	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Director	February 22, 2019
Rick L. Burdick

/s/ TOMAGO COLLINS	Director	February 22, 2019
Tomago Collins

/S/ DAVID B. EDELSON	Director	February 22, 2019
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 22, 2019
Robert R. Grusky

/S/ KAVEH KHOSROWSHAHI	Director	February 22, 2019
Kaveh Khosrowshahi

/S/ G. MIKE MIKAN	Director	February 22, 2019
G. Mike Mikan

/S/ ALISON H. ROSENTHAL	Director	February 22, 2019
Alison H. Rosenthal

/S/ JACQUELINE A. TRAVISIANO	Director	February 22, 2019
Jacqueline A. Travisiano

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	12/16/16
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.3	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.2).	8-K	001-13107	4.2	2/1/12
4.4	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.6	4/25/12
4.5	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/18/14
4.6	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 3.35% Senior Notes due 2021.	8-K	001-13107	4.2	9/21/15
4.7	Form of 3.35% Senior Notes due 2021 (included in Exhibit 4.6).	8-K	001-13107	4.2	9/21/15
4.8	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.9	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.8).	8-K	001-13107	4.3	9/21/15
4.10	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/22/16
4.11	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	4/22/16
4.12	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	4/22/16
4.13	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	10/28/16
4.14	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	10/28/16
4.15	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	10/28/16
4.16	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	11/2/17
4.17	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	11/2/17

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
4.18	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	11/2/17
4.19	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.5% Senior Notes due 2024.	8-K	001-13107	4.2	11/13/17
4.20	Form of 3.5% Senior Notes due 2024 (included in Exhibit 4.19).	8-K	001-13107	4.3	11/13/17
4.21	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.22	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.21).	8-K	001-13107	4.5	11/13/17
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended and restated.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-214308	99.1	10/28/16
10.7	Amended and Restated Employment Agreement, dated September 17, 2018, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	9/19/18
10.8	Retirement Agreement and General Release of All Claims, dated March 7, 2017, by and between AutoNation, Inc. and Jonathan P. Ferrando.	8-K	001-13107	10.1	3/8/17
10.9	Separation Agreement and General Release of All Claims, dated May 31, 2017, by and between AutoNation, Inc. and William R. Berman.	8-K	001-13107	10.1	6/1/17
10.10	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.11	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.12	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.13	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.14	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14
10.15	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.16	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”).	10-Q	001-13107	10.1	4/25/08
10.17	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.18	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.19	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15
10.20	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.5	4/22/15
10.21	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.22	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.2	4/22/16
10.23	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation.	8-K	001-13107	10.1	2/6/15
10.24	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17
10.25	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan for grants in 2017.	8-K	001-13107	10.2	4/21/17
10.26	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan.	10-Q	001-13107	10.3	8/2/17
10.27	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan for grants in 2018.	10-Q	001-13107	10.1	5/1/18
10.28	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.	10-Q	001-13107	10.2	5/1/18
10.29	Separation Agreement and General Release of All Claims, dated January 3, 2019, by and between AutoNation, Inc. and Donna Parlapiano.	8-K	001-13107	10.1	1/9/19
10.30	Separation Agreement and General Release of All Claims, dated January 17, 2019, by and between AutoNation, Inc. and Thomas M. Conophy.	8-K	001-13107	10.1	1/24/19
10.31*	Separation Agreement and General Release of All Claims, dated January 17, 2019, by and between AutoNation, Inc. and Lance Iserman.
10.32*	Separation Agreement and General Release of All Claims, dated January 31, 2019, by and between AutoNation, Inc. and Dennis Berger.
10.33	Employment Agreement, dated as of February 18, 2019, by and between AutoNation, Inc. and Carl C. Liebert III.	8-K	001-13107	10.1	2/22/19
10.34	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.35	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10
10.36	Second Amended and Restated Credit Agreement, dated October 19, 2017, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	10/24/17

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.37	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.1	5/22/15
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
Exhibits 10.1 through 10.33 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.