Form 10-Q
period 2019-03-31
AUTONATION, INC.
filed 2019-04-26
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of April 24, 2019, the registrant had 89,208,853 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48.7	$48.6
Receivables, net	782.7	976.2
Inventory	3,771.4	3,650.5
Other current assets	229.0	208.7
Total Current Assets	4,831.8	4,884.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.4 billion and $1.3 billion, respectively	3,129.6	3,155.3
OPERATING LEASE ASSETS	343.4	—
GOODWILL	1,509.8	1,513.2
OTHER INTANGIBLE ASSETS, NET	596.7	595.4
OTHER ASSETS	503.0	517.2
Total Assets	$10,914.3	$10,665.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,453.7	$2,388.0
Vehicle floorplan payable - non-trade	1,577.4	1,609.7
Accounts payable	269.2	306.2
Commercial paper	470.0	630.0
Current maturities of long-term debt	393.5	44.3
Other current liabilities	734.7	679.9
Total Current Liabilities	5,898.5	5,658.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,575.9	1,926.2
NONCURRENT OPERATING LEASE LIABILITIES	315.0	—
DEFERRED INCOME TAXES	90.6	89.8
OTHER LIABILITIES	248.5	275.0
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at March 31, 2019, and December 31, 2018, including shares held in treasury	1.0	1.0
Additional paid-in capital	24.7	20.8
Retained earnings	3,330.3	3,238.3
Treasury stock, at cost; 13,357,532 and 12,540,065 shares held, respectively	(570.2)	(544.1)
Total Shareholders’ Equity	2,785.8	2,716.0
Total Liabilities and Shareholders’ Equity	$10,914.3	$10,665.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
New vehicle	$2,496.7	$2,802.3
Used vehicle	1,339.6	1,330.5
Parts and service	876.7	858.5
Finance and insurance, net	236.5	240.8
Other	32.3	27.8
TOTAL REVENUE	4,981.8	5,259.9
Cost of sales:
New vehicle	2,374.8	2,672.6
Used vehicle	1,249.1	1,244.7
Parts and service	477.8	473.0
Other	30.9	27.3
TOTAL COST OF SALES (excluding depreciation shown below)	4,132.6	4,417.6
Gross profit:
New vehicle	121.9	129.7
Used vehicle	90.5	85.8
Parts and service	398.9	385.5
Finance and insurance	236.5	240.8
Other	1.4	0.5
TOTAL GROSS PROFIT	849.2	842.3
Selling, general, and administrative expenses	623.0	626.8
Depreciation and amortization	44.1	40.0
Other income, net	(8.7)	(10.3)
OPERATING INCOME	190.8	185.8
Non-operating income (expense) items:
Floorplan interest expense	(39.0)	(28.3)
Other interest expense	(27.8)	(32.3)
Interest income	0.2	0.2
Other income, net	1.9	0.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	126.1	126.2
Income tax provision	34.0	32.9
NET INCOME FROM CONTINUING OPERATIONS	92.1	93.3
Income (loss) from discontinued operations, net of income taxes	(0.1)	0.4
NET INCOME	$92.0	$93.7
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.02	$1.01
Discontinued operations	$—	$—
Net income	$1.02	$1.02
Weighted average common shares outstanding	90.5	92.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.02	$1.01
Discontinued operations	$—	$—
Net income	$1.01	$1.01
Weighted average common shares outstanding	90.7	92.7
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	89.2	91.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Three months ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	92.0	—	92.0
Repurchases of common stock	—	—	—	—	(33.5)	(33.5)
Stock-based compensation expense	—	—	13.7	—	—	13.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(9.8)	—	7.4	(2.4)
BALANCE AT MARCH 31, 2019	102,562,149	$1.0	$24.7	$3,330.3	$(570.2)	$2,785.8

	Three months ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	93.7	—	93.7
Repurchases of common stock	—	—	—	—	(26.6)	(26.6)
Stock-based compensation expense	—	—	14.3	—	—	14.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(2.2)	—	13.3	11.1
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT MARCH 31, 2018	102,562,149	$1.0	$16.1	$2,936.0	$(481.2)	$2,471.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2019	2018
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$92.0	$93.7
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	0.1	(0.4)
Depreciation and amortization	44.1	40.0
Amortization of debt issuance costs and accretion of debt discounts	1.3	1.7
Stock-based compensation expense	13.7	14.3
Deferred income tax provision	0.8	1.0
Net gain related to business/property dispositions	(8.3)	(12.2)
Non-cash impairment charges	0.2	1.3
Other	(2.0)	(0.1)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	193.3	214.6
Inventory	(141.4)	(177.7)
Other assets	33.2	(74.2)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable - trade, net	65.7	63.6
Accounts payable	(35.2)	(0.5)
Other liabilities	2.2	33.6
Net cash provided by continuing operations	259.7	198.7
Net cash provided by discontinued operations	—	—
Net cash provided by operating activities	259.7	198.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(60.0)	(101.5)
Proceeds from assets held for sale	—	1.8
Insurance recoveries on property and equipment	0.3	—
Cash received from business divestitures, net of cash relinquished	17.4	89.2
Cash used in business acquisitions, net of cash acquired	(4.3)	(1.9)
Other	(2.0)	(0.8)
Net cash used in continuing operations	(48.6)	(13.2)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(48.6)	(13.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2019	2018
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(33.4)	(23.3)
Net payments of commercial paper	(160.0)	(60.0)
Net payments of vehicle floorplan payable - non-trade	(12.5)	(124.2)
Payments of other debt obligations	(2.6)	(1.2)
Proceeds from the exercise of stock options	0.3	13.3
Payments of tax withholdings for stock-based awards	(2.7)	(2.3)
Net cash used in continuing operations	(210.9)	(197.7)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(210.9)	(197.7)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	0.2	(12.2)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	49.4	71.1
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$49.6	$58.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2019, we owned and operated 326 new vehicle franchises from 239 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold during the three months ended March 31, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). As of March 31, 2019, we also owned and operated 83 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, our automotive auctions, and our parts distribution centers, we owned and operated over 325 locations coast to coast.
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
Recent Accounting Pronouncements
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (ASC Topic 842) that amends the accounting guidance on leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting.
The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected. The new accounting standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We adopted this accounting standard effective January 1, 2019, using the optional transition method with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 840. Our adoption of the new standard did not result in a cumulative effect adjustment to retained earnings.

We elected certain practical expedients available under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of our existing leases.We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Consequently, on adoption, we recognized additional operating liabilities of $358.1 million and ROU assets of $344.6 million. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and we did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components of leases for the majority of our classes of underlying assets. See Note 7 for additional information on our leases.

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

	Three Months Ended March 31, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$781.0	$820.2	$895.5	$—	$2,496.7
Used vehicle	443.4	369.5	496.7	30.0	1,339.6
Parts and service	236.3	220.2	278.2	142.0	876.7
Finance and insurance, net	80.4	84.5	61.6	10.0	236.5
Other	27.7	1.7	2.1	0.8	32.3
	$1,568.8	$1,496.1	$1,734.1	$182.8	$4,981.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,398.1	$1,324.8	$1,497.2	$92.7	$4,312.8
Goods and services transferred over time(2)	170.7	171.3	236.9	90.1	669.0
	$1,568.8	$1,496.1	$1,734.1	$182.8	$4,981.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$933.6	$955.8	$912.9	$—	$2,802.3
Used vehicle	462.8	366.8	478.0	22.9	1,330.5
Parts and service	270.5	234.3	268.6	85.1	858.5
Finance and insurance, net	85.8	89.3	58.0	7.7	240.8
Other	21.0	6.4	0.3	0.1	27.8
	$1,773.7	$1,652.6	$1,717.8	$115.8	$5,259.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,602.8	$1,475.2	$1,492.2	$30.9	$4,601.1
Goods and services transferred over time(2)	170.9	177.4	225.6	84.9	658.8
	$1,773.7	$1,652.6	$1,717.8	$115.8	$5,259.9

(1) Corporate and other is comprised of our other businesses, including collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and parts distribution centers.

(2) Represents revenue recognized during the period for automotive repair and maintenance services.

Transaction Price Allocated to Remaining Performance Obligations
We sell a vehicle maintenance program (the AutoNation Vehicle Care Program or “VCP”) under which a customer purchases a specific number of maintenance services to be redeemed at an AutoNation location over a five-year term from the date of purchase. We satisfy our performance obligations related to this program and recognize revenue as the maintenance services are rendered, since the customer benefits when we have completed the maintenance service. The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$88.0	$30.5	$43.2	$14.3

As a practical expedient, since automotive repair and maintenance services are performed within one year or less, we do not disclose estimated revenue expected to be recognized in the future for automotive repair and maintenance performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue.

Contract Assets and Liabilities
When the timing of our provision of goods or services is different from the timing of the payments made by our customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with automotive repair and maintenance services, as well as our estimate of variable consideration that has been included in the transaction price for certain finance and insurance products (retrospective commissions). These contract assets are reclassified to receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to upfront payments received from customers for the sale of VCP maintenance contracts for which our performance obligations are satisfied, and revenue is recognized, as each underlying service of the multi-year contract is completed during the contract term.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The opening and closing balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities are as follows:

	March 31, 2019	December 31, 2018
Receivables from contracts with customers, net	$567.4	$706.7
Contract Asset (Current)	$26.0	$28.2
Contract Asset (Long-Term)	$9.0	$17.4
Contract Liability (Current)	$31.3	$31.6
Contract Liability (Long-Term)	$57.5	$61.9

Three Months Ended March 31, 2019
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$13.0
Performance obligations satisfied in previous periods	$4.6

The differences between the opening and closing balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods. Other significant changes include contract assets of $24.4 million reclassified to receivables.

3.	EARNINGS PER SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method. Our restricted stock awards are considered participating securities because they contain non-forfeitable rights to dividends. As the number of shares granted under such awards that have not yet vested is immaterial, all earnings per share amounts reflect such shares as if they were fully vested shares and the disclosures associated with the two-class method are not presented. Restricted stock unit (“RSU”) awards are not considered participating securities as they do not contain non-forfeitable rights to dividends.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2019	2018
Net income from continuing operations	$92.1	$93.3
Income (loss) from discontinued operations, net of income taxes	(0.1)	0.4
Net income	$92.0	$93.7

Weighted average common shares outstanding used in calculating basic EPS	90.5	92.1
Effect of dilutive stock options and unvested RSUs	0.2	0.6
Weighted average common shares outstanding used in calculating diluted EPS	90.7	92.7

Basic EPS amounts(1):
Continuing operations	$1.02	$1.01
Discontinued operations	$—	$—
Net income	$1.02	$1.02

Diluted EPS amounts(1):
Continuing operations	$1.02	$1.01
Discontinued operations	$—	$—
Net income	$1.01	$1.01

(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2019	2018
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	2.8	1.4

4.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2019	December 31, 2018
Trade receivables	$132.7	$130.4
Manufacturer receivables	198.5	242.3
Other	32.4	31.4
	363.6	404.1
Less: allowances for doubtful accounts	(4.3)	(4.6)
	359.3	399.5
Contracts-in-transit and vehicle receivables	423.4	568.6
Income taxes receivable (see Note 9)	—	8.1
Receivables, net	$782.7	$976.2

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

5.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2019	December 31, 2018
New vehicles	$3,040.9	$2,874.8
Used vehicles	494.4	553.8
Parts, accessories, and other	236.1	221.9
Inventory	$3,771.4	$3,650.5

The components of vehicle floorplan payable are as follows:

	March 31, 2019	December 31, 2018
Vehicle floorplan payable - trade	$2,453.7	$2,388.0
Vehicle floorplan payable - non-trade	1,577.4	1,609.7
Vehicle floorplan payable	$4,031.1	$3,997.7

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 4.0% for the three months ended March 31, 2019, and 3.1% for the three months ended March 31, 2018. At March 31, 2019, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.9 billion, of which $3.7 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.9% for the three months ended March 31, 2019, and 3.1% for the three months ended March 31, 2018. At March 31, 2019, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $515.0 million, of which $377.5 million had been borrowed. The remaining borrowing capacity of $137.5 million was limited to $0.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2019	December 31, 2018
Goodwill	$1,509.8	$1,513.2

Franchise rights - indefinite-lived	$580.1	$580.1
Other intangibles	23.9	22.2
	604.0	602.3
Less: accumulated amortization	(7.3)	(6.9)
Other intangible assets, net	$596.7	$595.4

We are scheduled to complete our annual impairment tests of our goodwill and franchise rights as of April 30, 2019.

7.     LEASES
General description
The significant majority of leases that we enter into are for real estate. We lease numerous facilities relating to our operations, including primarily for automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, offices, and our corporate headquarters. Leases for real property have terms ranging from one to twenty-five years. We also lease various types of equipment, including security cameras, diagnostic equipment, copiers, key-cutting machines, and postage machines, among others. Equipment leases generally have terms ranging from one to five years. In addition, we lease certain vehicles from vehicle manufacturers to provide our service customers with the use of a vehicle while their vehicles are being serviced at our dealerships. Service loaner vehicle leases generally have terms ranging from six to eighteen months, and we typically purchase the service loaner vehicles at the end of the lease.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components for the following classes of underlying assets: real estate, office equipment, service loaner vehicles, and marketing-related assets (e.g., billboards).

Our real estate and equipment leases often require that we pay maintenance in addition to rent. Additionally, our real estate leases generally require payment of real estate taxes and insurance. Maintenance, real estate taxes, and insurance payments are generally variable and based on actual costs incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the right-of-use (“ROU”) asset and lease liability, but are reflected as variable lease expenses for those classes of underlying assets for which we have elected the practical expedient to not separate lease and nonlease components.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We rent or sublease certain real estate to third parties, which are primarily operating leases.
Variable lease payments
A majority of our lease agreements include fixed rental payments. Certain of our lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index (“CPI”). Payments based on a change in an index or a rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments are incurred.
Options to extend or terminate leases
Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. If it is reasonably certain that we

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Discount rate
For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based on the rates of our unsecured borrowings, which are then adjusted for the appropriate lease term and the effects of full collateralization.

Leases	Classification	March 31, 2019
Assets
Operating	Operating Lease Assets	$343.4
Finance	Property and Equipment, Net and Other Assets	101.4
Total right-of-use assets		$444.8

Liabilities
Current
Operating	Other Current Liabilities	$41.1
Finance	Current Maturities of Long-Term Debt and Vehicle Floorplan Payable - Trade	66.4
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	315.0
Finance	Long-Term Debt, Net of Current Maturities	86.6
Total lease liabilities		$509.1

		Three Months Ended
Lease cost	Classification	March 31, 2019
Operating lease cost	Selling, general, and administrative expenses	$15.2
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	2.7
Interest on lease liabilities	Other interest expense and floorplan interest expense	2.2
Short-term lease cost (1)	Selling, general, and administrative expenses	3.3
Variable lease cost	Selling, general, and administrative expenses	1.3
Sublease income	Selling, general, and administrative expenses	(0.4)
Net lease cost		$24.3

(1) Includes leases with a term of one month or less.

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term
Operating	11 years
Finance	10 years
Weighted-average discount rate
Operating	5.29%
Finance	8.27%

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Three Months Ended
Other Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15.7
Operating cash flows from finance leases (1)	$13.7
Financing cash flows from finance leases	$2.1
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$9.1
Finance lease liabilities	$11.8

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Twelve months ending March 31,
2020	$57.8	$74.4
2021	51.8	10.6
2022	47.5	10.5
2023	42.0	10.4
2024	36.3	10.5
Thereafter	250.1	105.2
Total lease payments	485.5	221.6
Less: interest	(129.4)	(68.6)
Present value of lease liabilities	$356.1	$153.0

8.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2019	December 31, 2018
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$350.0	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Other debt (1)	Various dates through 2038	Monthly	131.3	133.1
			1,981.3	1,983.1
Less: unamortized debt discounts and debt issuance costs			(11.9)	(12.6)
Less: current maturities			(393.5)	(44.3)
Long-term debt, net of current maturities			$1,575.9	$1,926.2

(1) Other debt includes finance leases as of March 31, 2019, and capital leases as of December 31, 2018.
Senior Unsecured Notes and Credit Agreement
Our 5.5% Senior Notes due 2020 will mature on February 1, 2020, and were therefore reclassified to current maturities during the first quarter of 2019.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The interest rates payable on the 3.35% Senior Notes, 3.5% Senior Notes, 4.5% Senior Notes, and 3.8% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on October 19, 2022. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2019, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $41.7 million at March 31, 2019, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at March 31, 2019. As of March 31, 2019, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $741.1 million.
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
Other Long-Term Debt
At March 31, 2019, we had finance lease and other debt obligations of $131.3 million, which are due at various dates through 2038.
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
At March 31, 2019, we had $470.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.97% and a weighted-average remaining term of 6 days. At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days.

9.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $23.5 million at March 31, 2019. Income taxes receivable included in Receivables, net totaled $8.1 million at December 31, 2018.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2014 to 2017 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

10.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2019	2018
Shares repurchased	1.0	0.5
Aggregate purchase price	$33.5	$26.6
Average purchase price per share	$34.34	$48.38

As of March 31, 2019, $230.2 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2019	2018
Shares issued (in actual number of shares)	11,227	259,075
Proceeds from the exercise of stock options	$0.3	$13.3
Average exercise price per share	$25.93	$51.15

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended
	March 31,
(In actual number of shares)	2019	2018
Shares issued	233,130	112,824
Shares surrendered to AutoNation to satisfy tax withholding obligations	77,831	45,690

11.	STORE DIVESTITURES
During the first quarter of 2019, we divested two Import stores. During the first quarter of 2018, we divested seven Domestic stores, two Import stores, one Premium Luxury store, and one collision center.
We recognized net gains related to store divestitures of $8.5 million during the first quarter of 2019 and $6.5 million during the first quarter of 2018. Write-downs associated with certain business divestitures that closed during the first quarter of 2018 were previously recorded during the fourth quarter of 2017. Gains on divestitures are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

12.	ACQUISITIONS
During the first quarter of 2019, we purchased one parts distribution center located in Nevada and one parts distribution center located in Utah. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustment. During the first quarter of 2018, we purchased one collision center in Maryland.
The acquisitions that occurred during the first quarter of 2019, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

for the entire three month periods ended March 31, 2019 and 2018, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

13.	CASH FLOW INFORMATION
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

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$48.7	$48.6
Restricted cash included in Current Assets	0.9	0.8
Total cash, cash equivalents, and restricted cash	$49.6	$49.4

Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $21.7 million at March 31, 2019, and $26.4 million at March 31, 2018. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for supplemental information on lease liabilities arising from obtaining right-of-use assets.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $60.7 million during the three months ended March 31, 2019, and $46.5 million during the three months ended March 31, 2018. We made income tax payments, net of income tax refunds, of $1.2 million during the three months ended March 31, 2019, and $84.6 million during the three months ended March 31, 2018.

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

•
Investment in Security: Our investment in security consists of an equity security that does not have a readily determinable fair value. Therefore, we have elected to apply a measurement alternative and record the equity interest at its cost of $50.0 million, which will be subsequently adjusted for observable price changes. The equity interest is reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. We have considered all relevant transactions since the date of our investment through March 31, 2019, and we have not recorded any impairments or upward or downward adjustments to the carrying amount of our investment as of March 31, 2019, as there have not been any changes in the observable price of our equity interest as of such date.

•
Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	March 31, 2019	December 31, 2018
Carrying value	$1,969.4	$1,970.5
Fair value	$1,955.2	$1,908.9

Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s fair value less cost to sell (increase or decrease) is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale.
Long-Lived Assets and Right-of-Use Assets
The fair value measurement valuation process for our long-lived assets and right-of-use assets is established by our corporate real estate services group. Fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements are reviewed and assessed each quarter for properties classified as held for sale, or when an indicator of impairment exists for properties classified as held and used or for right-of-use assets, by the corporate real estate services group. Our corporate real estate services group utilizes its knowledge of the automotive industry and historical experience in real estate markets and transactions in establishing the valuation process, which is generally based on a combination of the market and replacement cost approaches.
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
We had assets held for sale in continuing operations of $98.9 million as of March 31, 2019, and $67.8 million as of December 31, 2018, primarily related to property held for sale, as well as inventory, goodwill, franchise rights, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $13.9 million as of March 31, 2019, and $14.1 million as of December 31, 2018, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on our right-of-use assets.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2019 and 2018:

	2019		2018
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Right-of-use assets	$0.1	$(0.2)	$—	$—
Long-lived assets held and used	$—	$—	$—	$(1.0)
Long-lived assets held for sale in continuing operations	$—	$—	$0.6	$(0.3)

The non-cash impairment charges recorded during the three months ended March 31, 2019 and 2018, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

15.	COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2019 and 2018, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2019 to 2034 are approximately $17 million at March 31, 2019. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2019. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2019, surety bonds, letters of credit, and cash deposits totaled $107.8 million, of which $41.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

16.	BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2019, approximately 64% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 92% of the new vehicles sold during the three months ended March 31, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $198.5 million at March 31, 2019, and $242.3 million at December 31, 2018. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2019, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

17.	SEGMENT INFORMATION
At March 31, 2019 and 2018, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
Corporate and other is comprised of our other businesses, including collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and retrospective commissions for certain finance and insurance transactions that we arrange under agreements with third parties.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides information on revenues from external customers and segment income of our reportable segments.

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,568.8	$1,496.1	$1,734.1	$1,773.7	$1,652.6	$1,717.8
Segment income (1)	$56.2	$72.6	$84.3	$60.3	$72.8	$87.7

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes.

	Three Months Ended
	March 31,
	2019	2018
Total segment income for reportable segments	$213.1	$220.8
Corporate and other	(61.3)	(63.3)
Other interest expense	(27.8)	(32.3)
Interest income	0.2	0.2
Other income, net	1.9	0.8
Income from continuing operations before income taxes	$126.1	$126.2

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2019, we owned and operated 326 new vehicle franchises from 239 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold during the three months ended March 31, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). As of March 31, 2019, we also owned and operated 83 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, our automotive auctions, and our parts distribution centers, we owned and operated over 325 locations coast to coast.
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
At March 31, 2019, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2019, new vehicle sales accounted for approximately 50% of our total revenue and approximately 14% of our total gross profit. Used vehicle sales accounted for approximately 27% of our total revenue and approximately 11% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 22% of our total revenue for the three months ended March 31, 2019, contributed approximately 75% of our total gross profit for the same period.

Market Conditions
In the first quarter of 2019, U.S. industry retail new vehicle unit sales were down 6% as compared to the first quarter of 2018. We currently expect that full-year U.S. industry new vehicle unit sales in 2019 will be in the high 16 million unit level. However, actual sales may materially differ. The rise in interest rates over the past two years, combined with rising vehicle prices, has adversely impacted industry retail new vehicle unit sales. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, an increase in off-lease supply of late-model used vehicles could continue to benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume and pricing.
Results of Operations
During the three months ended March 31, 2019, we had net income from continuing operations of $92.1 million, or $1.02 per share on a diluted basis, as compared to net income from continuing operations of $93.3 million, or $1.01 per share on a diluted basis, during the same period in 2018.
During the first quarter of 2019, used vehicle gross profit increased 5% and parts and service gross profit increased 3%, each as compared to the first quarter of 2018, due in part to our brand extension strategy. In addition, new vehicle gross profit per vehicle retailed (“PVR”) and finance and insurance gross profit PVR increased as compared to the first quarter of 2018.

Improvements to gross profit during the first quarter of 2019 were partially offset by decreases in new vehicle unit volume, which was adversely impacted by competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and an increase in off-lease supply of late-model used vehicles. SG&A expenses decreased as compared to the prior year period due to a decrease in one-time expenses incurred in the prior year related to our brand extension strategy, as well as our cost savings efforts made in connection with our restructuring and cost savings plan announced in January 2019 discussed below. Floorplan interest expense increased as compared to the prior year period, primarily due to higher average interest rates and higher average vehicle floorplan balances.
Net income from continuing operations benefited from net after-tax gains of $6.4 million related to store divestitures during the three months ended March 31, 2019. During the three months ended March 31, 2018, net income from continuing operations benefited from net after-tax gains of $9.3 million related to store/property divestitures, partially offset by after-tax asset impairments and other charges of $1.5 million.
In January 2019, we announced a restructuring of certain of our corporate and regional organization as part of a plan to reduce our annual spending by approximately $50 million in preparation of a challenging automotive retail market in 2019. In connection with this restructuring, we recognized $3.6 million of restructuring expenses during the first quarter of 2019, which are primarily reflected as a component of our SG&A expenses.
Strategic Initiatives
We continue to implement our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), the expansion of AutoNation-branded collision centers, AutoNation-branded automotive auctions, AutoNation USA stand-alone used vehicle sales and service centers, and the expansion of our parts distribution network. During the first quarter of 2019, we acquired two parts distribution centers located in Nevada and Utah.
We continue to evaluate potential strategic investment and partnership opportunities that will further enhance our ability to adapt to changing customer behavior and expectations, such as our existing strategic investment in Vroom and our partnership with Waymo.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at March 31, 2019. Our new vehicle inventory balance was net of cumulative write-downs of $0.5 million at December 31, 2018.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $2.7 million at March 31, 2019, and $3.2 million at December 31, 2018.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or net realizable value. We estimate the amount of potentially damaged and/or obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.6 million at March 31, 2019, and $6.4 million at December 31, 2018.

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

Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual impairment test as of April 30, 2019.
As of March 31, 2019, we have $229.6 million of goodwill related to the Domestic reporting unit, $519.0 million related to the Import reporting unit, $717.7 million related to the Premium Luxury reporting unit, and $43.5 million related to “Other.”
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2019.
Chargeback Liability
We estimate our liability for chargebacks on commissions related to financing, vehicle service contracts, or other vehicle protection products on an individual basis using our historical chargeback experience based on internal cancellation data, as well as cancellation data received from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $128.6 million at March 31, 2019, and $128.1 million at December 31, 2018.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,496.7	$2,802.3	$(305.6)	(10.9)
Retail used vehicle	1,261.8	1,237.1	24.7	2.0
Wholesale	77.8	93.4	(15.6)	(16.7)
Used vehicle	1,339.6	1,330.5	9.1	0.7
Finance and insurance, net	236.5	240.8	(4.3)	(1.8)
Total variable operations(1)	4,072.8	4,373.6	(300.8)	(6.9)
Parts and service	876.7	858.5	18.2	2.1
Other	32.3	27.8	4.5
Total revenue	$4,981.8	$5,259.9	$(278.1)	(5.3)
Gross profit:
New vehicle	$121.9	$129.7	$(7.8)	(6.0)
Retail used vehicle	84.3	82.0	2.3	2.8
Wholesale	6.2	3.8	2.4
Used vehicle	90.5	85.8	4.7	5.5
Finance and insurance	236.5	240.8	(4.3)	(1.8)
Total variable operations(1)	448.9	456.3	(7.4)	(1.6)
Parts and service	398.9	385.5	13.4	3.5
Other	1.4	0.5	0.9
Total gross profit	849.2	842.3	6.9	0.8
Selling, general, and administrative expenses	623.0	626.8	3.8	0.6
Depreciation and amortization	44.1	40.0	(4.1)
Other income, net	(8.7)	(10.3)	(1.6)
Operating income	190.8	185.8	5.0	2.7
Non-operating income (expense) items:
Floorplan interest expense	(39.0)	(28.3)	(10.7)
Other interest expense	(27.8)	(32.3)	4.5
Interest income	0.2	0.2	—
Other income, net	1.9	0.8	1.1
Income from continuing operations before income taxes	$126.1	$126.2	$(0.1)	(0.1)
Retail vehicle unit sales:
New vehicle	63,513	74,178	(10,665)	(14.4)
Used vehicle	61,171	62,210	(1,039)	(1.7)
	124,684	136,388	(11,704)	(8.6)
Revenue per vehicle retailed:
New vehicle	$39,310	$37,778	$1,532	4.1
Used vehicle	$20,627	$19,886	$741	3.7
Gross profit per vehicle retailed:
New vehicle	$1,919	$1,748	$171	9.8
Used vehicle	$1,378	$1,318	$60	4.6
Finance and insurance	$1,897	$1,766	$131	7.4
Total variable operations(2)	$3,551	$3,318	$233	7.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2019 (%)	2018 (%)
Revenue mix percentages:
New vehicle	50.1	53.3
Used vehicle	26.9	25.3
Parts and service	17.6	16.3
Finance and insurance, net	4.7	4.6
Other	0.7	0.5
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	14.4	15.4
Used vehicle	10.7	10.2
Parts and service	47.0	45.8
Finance and insurance	27.8	28.6
Other	0.1	—
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.9	4.6
Used vehicle - retail	6.7	6.6
Parts and service	45.5	44.9
Total	17.0	16.0
Selling, general, and administrative expenses	12.5	11.9
Operating income	3.8	3.5
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	73.4	74.4
Operating income	22.5	22.1

	March 31,
	2019	2018
Inventory days supply:
New vehicle (industry standard of selling days)	77 days	69 days
Used vehicle (trailing calendar month days)	30 days	31 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2018 columns may differ from the same store amounts presented for 2018 in the prior year.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,462.7	$2,744.6	$(281.9)	(10.3)
Retail used vehicle	1,241.2	1,208.1	33.1	2.7
Wholesale	75.9	91.4	(15.5)	(17.0)
Used vehicle	1,317.1	1,299.5	17.6	1.4
Finance and insurance, net	234.4	236.7	(2.3)	(1.0)
Total variable operations(1)	4,014.2	4,280.8	(266.6)	(6.2)
Parts and service	859.1	839.0	20.1	2.4
Other	30.5	27.8	2.7
Total revenue	$4,903.8	$5,147.6	$(243.8)	(4.7)
Gross profit:
New vehicle	$120.4	$129.0	$(8.6)	(6.7)
Retail used vehicle	83.4	81.0	2.4	3.0
Wholesale	5.4	3.9	1.5
Used vehicle	88.8	84.9	3.9	4.6
Finance and insurance	234.4	236.7	(2.3)	(1.0)
Total variable operations(1)	443.6	450.6	(7.0)	(1.6)
Parts and service	391.1	376.6	14.5	3.9
Other	1.4	0.5	0.9
Total gross profit	$836.1	$827.7	$8.4	1.0
Retail vehicle unit sales:
New vehicle	62,897	72,465	(9,568)	(13.2)
Used vehicle	60,230	60,530	(300)	(0.5)
	123,127	132,995	(9,868)	(7.4)
Revenue per vehicle retailed:
New vehicle	$39,154	$37,875	$1,279	3.4
Used vehicle	$20,608	$19,959	$649	3.3
Gross profit per vehicle retailed:
New vehicle	$1,914	$1,780	$134	7.5
Used vehicle	$1,385	$1,338	$47	3.5
Finance and insurance	$1,904	$1,780	$124	7.0
Total variable operations(2)	$3,559	$3,359	$200	6.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2019 (%)	2018 (%)
Revenue mix percentages:
New vehicle	50.2	53.3
Used vehicle	26.9	25.2
Parts and service	17.5	16.3
Finance and insurance, net	4.8	4.6
Other	0.6	0.6
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	14.4	15.6
Used vehicle	10.6	10.3
Parts and service	46.8	45.5
Finance and insurance	28.0	28.6
Other	0.2	—
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.9	4.7
Used vehicle - retail	6.7	6.7
Parts and service	45.5	44.9
Total	17.1	16.1

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,496.7	$2,802.3	$(305.6)	(10.9)
Gross profit	$121.9	$129.7	$(7.8)	(6.0)
Retail vehicle unit sales	63,513	74,178	(10,665)	(14.4)
Revenue per vehicle retailed	$39,310	$37,778	$1,532	4.1
Gross profit per vehicle retailed	$1,919	$1,748	$171	9.8
Gross profit as a percentage of revenue	4.9%	4.6%
Inventory days supply (industry standard of selling days)	77 days	69 days

	Three Months Ended March 31,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,462.7	$2,744.6	$(281.9)	(10.3)
Gross profit	$120.4	$129.0	$(8.6)	(6.7)
Retail vehicle unit sales	62,897	72,465	(9,568)	(13.2)
Revenue per vehicle retailed	$39,154	$37,875	$1,279	3.4
Gross profit per vehicle retailed	$1,914	$1,780	$134	7.5
Gross profit as a percentage of revenue	4.9%	4.7%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $34.0 million and $57.7 million in new vehicle revenue and $1.5 million and $0.7 million in new vehicle gross profit for the three months ended March 31, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as new add-point openings.
First Quarter 2019 compared to First Quarter 2018
Same store new vehicle revenue decreased during the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, which has been impacted by higher consumer borrowing rates and rising vehicle prices, and an increase in off-lease supply of late-model used vehicles.
Same store revenue PVR increased during the three months ended March 31, 2019, as compared to the same period in 2018, due in part to a shift in mix toward Premium Luxury vehicles and trucks and sport utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency and relatively low average fuel prices. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR increased during the three months ended March 31, 2019, as compared to the same period in 2018, as we focused on strategically balancing gross profit PVRs and unit volume. Same store gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher gross profit PVRs.

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

	Three Months Ended March 31,
($ in millions)	2019	2018	Variance
Floorplan assistance	$25.2	$28.5	$(3.3)
New vehicle floorplan interest expense	(36.4)	(26.2)	(10.2)
Net new vehicle inventory carrying benefit (cost)	$(11.2)	$2.3	$(13.5)
First Quarter 2019 compared to First Quarter 2018
During the three months ended March 31, 2019, we had a net new vehicle inventory carrying cost of $11.2 million compared to a net new vehicle inventory carrying benefit of $2.3 million in the prior year. Up until the second quarter of 2018, we had a net new vehicle inventory carrying benefit for nine consecutive years. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. With the increase in interest rates, our floorplan interest expense has increased, resulting in a net new vehicle inventory carrying cost for the three months ended March 31, 2019. Floorplan interest expense also increased due to higher average vehicle floorplan balances. Floorplan assistance decreased due to lower new vehicle unit sales. If interest rates continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying cost.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,261.8	$1,237.1	$24.7	2.0
Wholesale revenue	77.8	93.4	(15.6)	(16.7)
Total revenue	$1,339.6	$1,330.5	$9.1	0.7
Retail gross profit	$84.3	$82.0	$2.3	2.8
Wholesale gross profit	6.2	3.8	2.4
Total gross profit	$90.5	$85.8	$4.7	5.5
Retail vehicle unit sales	61,171	62,210	(1,039)	(1.7)
Revenue per vehicle retailed	$20,627	$19,886	$741	3.7
Gross profit per vehicle retailed	$1,378	$1,318	$60	4.6
Gross profit as a percentage of revenue	6.7%	6.6%
Inventory days supply (trailing calendar month days)	30 days	31 days

	Three Months Ended March 31,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,241.2	$1,208.1	$33.1	2.7
Wholesale revenue	75.9	91.4	(15.5)	(17.0)
Total revenue	$1,317.1	$1,299.5	$17.6	1.4
Retail gross profit	$83.4	$81.0	$2.4	3.0
Wholesale gross profit	5.4	3.9	1.5
Total gross profit	$88.8	$84.9	$3.9	4.6
Retail vehicle unit sales	60,230	60,530	(300)	(0.5)
Revenue per vehicle retailed	$20,608	$19,959	$649	3.3
Gross profit per vehicle retailed	$1,385	$1,338	$47	3.5
Gross profit as a percentage of revenue	6.7%	6.7%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $22.5 million and $31.0 million in total used vehicle revenue and $1.7 million and $0.9 million in total used vehicle gross profit for the three months ended March 31, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and an automotive auction.
First Quarter 2019 compared to First Quarter 2018
Same store retail used vehicle revenue increased during the three months ended March 31, 2019, as compared to the same period in 2018, due to an increase in revenue PVR. Same store revenue PVR increased during the three months ended March 31, 2019, as compared to the same period in 2018, due in part to an increase in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sports utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency and relatively low average fuel prices.
Same store gross profit PVR increased during the three months ended March 31, 2019, as compared to the same period in 2018, for used vehicles in all three segments as we continued to improve the acquisition and management of our inventory, as well as improve our sales execution.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$876.7	$858.5	$18.2	2.1
Gross Profit	$398.9	$385.5	$13.4	3.5
Gross profit as a percentage of revenue	45.5%	44.9%
Same Store:
Revenue	$859.1	$839.0	$20.1	2.4
Gross Profit	$391.1	$376.6	$14.5	3.9
Gross profit as a percentage of revenue	45.5%	44.9%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision services.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $17.6 million and $19.5 million in parts and service revenue and $7.8 million and $8.9 million in parts and service gross profit for the three months ended March 31, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and collision centers.
First Quarter 2019 compared to First Quarter 2018
During the three months ended March 31, 2019, same store parts and service gross profit increased as compared to the same period in 2018, primarily due to increases in gross profit associated with customer-pay service of $7.7 million and warranty of $5.4 million.
Customer-pay service gross profit benefited from an increase in higher value customer-pay repair orders, our parts initiatives, and price increases. Warranty gross profit benefited from improved margin performance largely due to a shift in mix toward higher margin service work and improved parts and labor rates negotiated with certain manufacturers.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$236.5	$240.8	$(4.3)	(1.8)
Gross profit per vehicle retailed	$1,897	$1,766	$131	7.4
Same Store:
Revenue and gross profit	$234.4	$236.7	$(2.3)	(1.0)
Gross profit per vehicle retailed	$1,904	$1,780	$124	7.0

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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $2.1 million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores.

First Quarter 2019 compared to First Quarter 2018
Same store finance and insurance revenue and gross profit decreased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume, partially offset by an increase in finance and insurance gross profit PVR. The increase in gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,568.8	$1,773.7	$(204.9)	(11.6)
Import	1,496.1	1,652.6	(156.5)	(9.5)
Premium Luxury	1,734.1	1,717.8	16.3	0.9
Total	4,799.0	5,144.1	(345.1)	(6.7)
Corporate and other	182.8	115.8	67.0	57.9
Total consolidated revenue	$4,981.8	$5,259.9	$(278.1)	(5.3)
Segment income(1):
Domestic	$56.2	$60.3	$(4.1)	(6.8)
Import	72.6	72.8	(0.2)	(0.3)
Premium Luxury	84.3	87.7	(3.4)	(3.9)
Total	213.1	220.8	(7.7)	(3.5)
Corporate and other	(61.3)	(63.3)	2.0
Floorplan interest expense	39.0	28.3	(10.7)
Operating income	$190.8	$185.8	$5.0	2.7

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	20,205	24,605	(4,400)	(17.9)
Import	28,756	33,950	(5,194)	(15.3)
Premium Luxury	14,552	15,623	(1,071)	(6.9)
	63,513	74,178	(10,665)	(14.4)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,568.8	$1,773.7	$(204.9)	(11.6)
Segment income	$56.2	$60.3	$(4.1)	(6.8)
Retail new vehicle unit sales	20,205	24,605	(4,400)	(17.9)
First Quarter 2019 compared to First Quarter 2018
Domestic revenue decreased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume, a realignment of certain parts distribution centers, and the divestitures we completed subsequent to the first quarter of 2018, partially offset by an increase in new vehicle revenue PVRs. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and an increase in off-lease supply of late-model used vehicles. The increase in new vehicle revenue PVR was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency and relatively low average fuel prices. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income decreased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to decreases in new vehicle and finance and insurance gross profit resulting from the decrease in new vehicle unit volume discussed above. Domestic segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by a decrease in SG&A expenses, partially due to the divestitures we completed subsequent to the first quarter of 2018.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,496.1	$1,652.6	$(156.5)	(9.5)
Segment income	$72.6	$72.8	$(0.2)	(0.3)
Retail new vehicle unit sales	28,756	33,950	(5,194)	(15.3)
First Quarter 2019 compared to First Quarter 2018
Import revenue decreased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume and the divestitures we completed subsequent to the first quarter of 2018, partially offset by an increase in used vehicle revenue PVRs. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and an increase in off-lease supply of late-model used vehicles. Used vehicle revenue PVR increased due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency and relatively low average fuel prices.
Import segment income remained relatively flat during the three months ended March 31, 2019, as compared to the same period in 2018. Import segment income was adversely impact by a decrease in new vehicle and finance and insurance gross profit resulting from the decrease in new vehicle unit volume noted above and an increase in floorplan interest expense. Decreases in segment income were largely offset by a decrease in SG&A expenses, partially due to the divestitures we completed subsequent to the first quarter of 2018.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,734.1	$1,717.8	$16.3	0.9
Segment income	$84.3	$87.7	$(3.4)	(3.9)
Retail new vehicle unit sales	14,552	15,623	(1,071)	(6.9)
First Quarter 2019 compared to First Quarter 2018
Premium Luxury revenue increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the acquisitions and new add-point openings completed subsequent to the first quarter of 2018 and increases in new and used vehicle revenue PVR, partially offset by a decrease in new vehicle unit volume. The increase in new vehicle revenue PVR was due in part to increases in the manufacturers’ suggested retail prices. The increase in used vehicle revenue PVRs was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency and relatively low average fuel prices. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and an increase in off-lease supply of late-model used vehicles.
Premium Luxury segment income decreased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to increases in SG&A and floorplan interest expenses, due in part to the acquisitions and new add-point openings discussed above. Decreases in segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service and warranty and an increase in finance and insurance revenue and gross profit. Finance and insurance revenue and gross profit benefited from higher realized margins on vehicle service contracts and an increase in product penetration.

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

	Three Months Ended March 31,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$399.0	$399.7	$0.7	0.2
Advertising	44.2	44.3	0.1	0.2
Store and corporate overhead	179.8	182.8	3.0	1.6
Total	$623.0	$626.8	$3.8	0.6

SG&A as a % of total gross profit:
Compensation	47.0	47.5	50	bps
Advertising	5.2	5.3	10	bps
Store and corporate overhead	21.2	21.6	40	bps
Total	73.4	74.4	100	bps
First Quarter 2019 compared to First Quarter 2018
SG&A expenses decreased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to decreases in store and corporate overhead expenses due to a decrease in one-time expenses incurred in the prior year related to our brand extension strategy, as well as our cost savings efforts made in connection with our restructuring and cost savings plan announced in January 2019. These decreases were partially offset by restructuring expenses we recognized during the first quarter of 2019. SG&A expenses also decreased due to divestitures. As a percentage of total gross profit, SG&A expenses decreased to 73.4% during the three months ended March 31, 2019, from 74.4% in the same period in 2018, primarily due to improvements in gross profit PVRs and effective cost management.
Other Income, Net (included in Operating Income)
During the first quarter of 2019, we recognized net gains of $8.5 million related to store divestitures. During the first quarter of 2018, we recognized net gains of $12.3 million related to store/property divestitures, which were partially offset by asset impairments and other charges of $2.0 million.
Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2019 compared to First Quarter 2018
Floorplan interest expense was $39.0 million for the three months ended March 31, 2019, compared to $28.3 million for the same period in 2018. The increase in floorplan interest expense of $10.7 million is the result of higher average interest rates and higher average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
First Quarter 2019 compared to First Quarter 2018
Other interest expense of $27.8 million for the three months ended March 31, 2019, decreased $4.5 million as compared to $32.3 million for the same period in 2018, primarily due to lower average debt balances and lower average interest rates as we refinanced higher cost debt with lower-rate commercial paper. Interest expense decreased by $6.8 million resulting from the repayment of the 6.75% Senior Notes due 2018 in the second quarter of 2018. This decrease was partially offset by an increase of $2.4 million resulting from higher year-over-year average interest rates on our commercial paper borrowings. The weighted average annual interest rate on our commercial paper borrowings during the first quarter of 2019 was 3.08% compared to 2.08% for the first quarter of 2018.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 27.0% for the three months ended March 31, 2019, and 26.1% for the three months ended March 31, 2018.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2019		December 31, 2018
Cash and cash equivalents	$48.7		$48.6
Revolving credit facility (1)	$741.1	(2)	$588.0
Secured used vehicle floorplan facilities (3)	$0.6		$0.5

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At March 31, 2019, we had $41.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $470.0 million of commercial paper notes outstanding at March 31, 2019. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At March 31, 2019, surety bonds, letters of credit, and cash deposits totaled $107.8 million, of which $41.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2019, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2019	2018
Shares repurchased	1.0	0.5
Aggregate purchase price	$33.5	$26.6
Average purchase price per share	$34.34	$48.38
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
As of March 31, 2019, $230.2 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Purchases of property and equipment, including operating lease buy-outs (1)	$40.4	$79.4

(1)	Includes accrued construction in progress and excludes property associated with leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Cash received from (used in) business acquisitions, net	$(4.3)	$(1.9)
Cash received from (used in) business divestitures, net	$17.4	$89.2
We purchased two parts distribution centers during the three months ended March 31, 2019. We purchased a collision center during the three months ended March 31, 2018.
During the three months ended March 31, 2019, we divested two Import stores. During the three months ended March 31, 2018, we divested seven Domestic stores, two Import stores and one Premium Luxury store, and one collision center.
We regularly review our store portfolio and may divest stores opportunistically. We have utilized proceeds related to asset sales, including business and real estate divestitures, and expect to utilize proceeds from future asset sales, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of March 31, 2019, and December 31, 2018.

			(in millions)
Debt Description	Maturity Date	Interest Payable	March 31, 2019	December 31, 2018
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$350.0	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Other debt (1)	Various dates through 2038	Monthly	131.3	133.1
			1,981.3	1,983.1
Less: unamortized debt discounts and debt issuance costs			(11.9)	(12.6)
Less: current maturities			(393.5)	(44.3)
Long-term debt, net of current maturities			$1,575.9	$1,926.2

(1) Other debt includes finance leases as of March 31, 2019 and capital leases as of December 31, 2018.
Our 5.5% Senior Notes due 2020 will mature on February 1, 2020, and were therefore reclassified to current maturities during the first quarter of 2019.
At March 31, 2019, we had $470.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.97% and a weighted-average remaining term of 6 days. At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days.
See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our long-term debt and commercial paper.
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

As of March 31, 2019, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2019, our leverage ratio and capitalization ratio were as follows:

	March 31, 2019
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.88x
Capitalization ratio	≤ 70.0%	59.8%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2019	December 31, 2018
Vehicle floorplan payable - trade	$2,453.7	$2,388.0
Vehicle floorplan payable - non-trade	1,577.4	1,609.7
Vehicle floorplan payable	$4,031.1	$3,997.7
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net cash provided by operating activities	$259.7	$198.7
Net cash used in investing activities	$(48.6)	$(13.2)
Net cash used in financing activities	$(210.9)	$(197.7)
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
Net cash provided by operating activities increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a decrease in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a decrease in cash received from business divestitures, net of cash relinquished, partially offset by a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net payments of $12.5 million for the three months ended March 31, 2019, and net payments of $124.2 million for the three months ended March 31, 2018, as well as changes in commercial paper notes outstanding totaling net payments of $160.0 million during the three months ended March 31, 2019, and net payments of $60.0 million during the three months ended March 31, 2018.
During the three months ended March 31, 2019, we repurchased 1.0 million shares of common stock for an aggregate purchase price of $33.5 million (average purchase price per share of $34.34), including repurchases for which settlement occurred subsequent to March 31, 2019. During the three months ended March 31, 2018, we repurchased 0.5 million shares of common stock for an aggregate purchase price of $26.6 million (average purchase price per share of $48.38), including repurchases for which settlement occurred subsequent to March 31, 2018.
During three months ended March 31, 2019, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options as compared to the same period in 2018.
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

•	Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

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
Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on the following social media channels:

•	AutoNation’s Twitter feed (www.twitter.com/autonation)

•	Carl Liebert’s Twitter feed (www.twitter.com/CEOLiebert)
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
We had $4.0 billion of variable rate vehicle floorplan payable at March 31, 2019, and $4.0 billion at December 31, 2018. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $40.3 million at March 31, 2019, and $40.0 million at December 31, 2018. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $470.0 million of commercial paper notes outstanding at March 31, 2019, and $630.0 million at December 31, 2018. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $4.7 million at March 31, 2019 and $6.3 million at December 31, 2018.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $2.0 billion and had a fair value of $2.0 billion as of March 31, 2019, and totaled $2.0 billion and had a fair value of $1.9 billion as of December 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2019 - January 31, 2019	1,041	$36.05	—	$263.7
February 1, 2019 - February 28, 2019	132,000	$35.37	132,000	$259.1
March 1, 2019 - March 31, 2019	849,826	$34.18	844,542	$230.2
Total	982,867		976,542

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2019, $230.2 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the first quarter of 2019, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 6,325 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Employment Agreement, dated as of February 18, 2019, by and between AutoNation, Inc. and Carl C. Liebert III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.2
Separation Agreement and General Release of All Claims, dated January 3, 2019, by and between AutoNation, Inc. and Donna Parlapiano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2019).

10.3
Separation Agreement and General Release of All Claims entered into by and between AutoNation, Inc. and Thomas M. Conophy on January 17, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2019).

10.4
Separation Agreement and General Release of All Claims, dated January 17, 2019, by and between AutoNation, Inc. and Lance Iserman (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2019).

10.5
Separation Agreement and General Release of All Claims, dated January 31, 2019, by and between AutoNation, Inc. and Dennis Berger (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2019).

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

AUTONATION, INC.

Date:	April 26, 2019	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)