Form 10-Q
period 2019-06-30
AUTONATION, INC.
filed 2019-07-23
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-131107
AutoNation, Inc.
(Exact name of registrant as specified in its charter)

Delaware			73-1105145
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 SW 1st Avenue
Fort Lauderdale	,	Florida	33301
(Address of principal executive offices)			(Zip Code)
(954)769-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	AN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of July 19, 2019, the registrant had 89,075,026 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51.1	$48.6
Receivables, net	780.8	976.2
Inventory	3,517.9	3,650.5
Other current assets	313.8	208.7
Total Current Assets	4,663.6	4,884.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.4 billion and $1.3 billion, respectively	3,115.2	3,155.3
OPERATING LEASE ASSETS	336.0	—
GOODWILL	1,497.8	1,513.2
OTHER INTANGIBLE ASSETS, NET	582.7	595.4
OTHER ASSETS	504.2	517.2
Total Assets	$10,699.5	$10,665.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,257.6	$2,388.0
Vehicle floorplan payable - non-trade	1,473.6	1,609.7
Accounts payable	264.8	306.2
Commercial paper	470.0	630.0
Current maturities of long-term debt	393.9	44.3
Other current liabilities	730.4	679.9
Total Current Liabilities	5,590.3	5,658.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,576.2	1,926.2
NONCURRENT OPERATING LEASE LIABILITIES	308.8	—
DEFERRED INCOME TAXES	91.7	89.8
OTHER LIABILITIES	249.6	275.0
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at June 30, 2019, and December 31, 2018, including shares held in treasury	1.0	1.0
Additional paid-in capital	25.6	20.8
Retained earnings	3,431.1	3,238.3
Treasury stock, at cost; 13,487,123 and 12,540,065 shares held, respectively	(574.8)	(544.1)
Total Shareholders’ Equity	2,882.9	2,716.0
Total Liabilities and Shareholders’ Equity	$10,699.5	$10,665.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
New vehicle	$2,769.6	$2,949.6	$5,266.3	$5,751.9
Used vehicle	1,379.4	1,298.7	2,719.0	2,629.2
Parts and service	901.5	857.1	1,778.2	1,715.6
Finance and insurance, net	255.2	247.8	491.7	488.6
Other	38.1	38.8	70.4	66.6
TOTAL REVENUE	5,343.8	5,392.0	10,325.6	10,651.9
Cost of sales:
New vehicle	2,644.1	2,824.8	5,018.9	5,497.4
Used vehicle	1,282.6	1,207.5	2,531.7	2,452.2
Parts and service	489.6	469.8	967.4	942.8
Other	36.7	38.1	67.6	65.4
TOTAL COST OF SALES (excluding depreciation shown below)	4,453.0	4,540.2	8,585.6	8,957.8
Gross profit:
New vehicle	125.5	124.8	247.4	254.5
Used vehicle	96.8	91.2	187.3	177.0
Parts and service	411.9	387.3	810.8	772.8
Finance and insurance	255.2	247.8	491.7	488.6
Other	1.4	0.7	2.8	1.2
TOTAL GROSS PROFIT	890.8	851.8	1,740.0	1,694.1
Selling, general, and administrative expenses	637.0	625.3	1,260.0	1,252.1
Depreciation and amortization	44.4	41.1	88.5	81.1
Franchise rights impairment	9.6	8.1	9.6	8.1
Other income, net	(3.7)	(13.9)	(12.4)	(24.2)
OPERATING INCOME	203.5	191.2	394.3	377.0
Non-operating income (expense) items:
Floorplan interest expense	(37.4)	(32.4)	(76.4)	(60.7)
Other interest expense	(27.7)	(29.7)	(55.5)	(62.0)
Interest income	0.1	0.3	0.3	0.5
Other income (loss), net	(0.3)	0.2	1.6	1.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	138.2	129.6	264.3	255.8
Income tax provision	37.2	32.2	71.2	65.1
NET INCOME FROM CONTINUING OPERATIONS	101.0	97.4	193.1	190.7
Income (loss) from discontinued operations, net of income taxes	(0.2)	0.2	(0.3)	0.6
NET INCOME	$100.8	$97.6	$192.8	$191.3
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.12	$1.07	$2.14	$2.09
Discontinued operations	$—	$—	$—	$0.01
Net income	$1.12	$1.08	$2.14	$2.09
Weighted average common shares outstanding	89.9	90.7	90.2	91.4
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.12	$1.07	$2.14	$2.08
Discontinued operations	$—	$—	$—	$0.01
Net income	$1.12	$1.07	$2.13	$2.08
Weighted average common shares outstanding	90.2	91.2	90.4	91.9
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	89.1	89.8	89.1	89.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	92.0	—	92.0
Repurchases of common stock	—	—	—	—	(33.5)	(33.5)
Stock-based compensation expense	—	—	13.7	—	—	13.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(9.8)	—	7.4	(2.4)
BALANCE AT MARCH 31, 2019	102,562,149	$1.0	$24.7	$3,330.3	$(570.2)	$2,785.8
Net income	—	—	—	100.8	—	100.8
Repurchases of common stock	—	—	—	—	(11.2)	(11.2)
Stock-based compensation expense	—	—	4.9	—	—	4.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(4.0)	—	6.6	2.6
BALANCE AT JUNE 30, 2019	102,562,149	$1.0	$25.6	$3,431.1	$(574.8)	$2,882.9

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	93.7	—	93.7
Repurchases of common stock	—	—	—	—	(26.6)	(26.6)
Stock-based compensation expense	—	—	14.3	—	—	14.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(2.2)	—	13.3	11.1
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT MARCH 31, 2018	102,562,149	$1.0	$16.1	$2,936.0	$(481.2)	$2,471.9
Net income	—	—	—	97.6	—	97.6
Repurchases of common stock	—	—	—	—	(73.4)	(73.4)
Stock-based compensation expense	—	—	4.1	—	—	4.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.3)	—	1.7	0.4
BALANCE AT JUNE 30, 2018	102,562,149	$1.0	$18.9	$3,033.6	$(552.9)	$2,500.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2019	2018
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$192.8	$191.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	0.3	(0.6)
Depreciation and amortization	88.5	81.1
Amortization of debt issuance costs and accretion of debt discounts	2.6	3.0
Stock-based compensation expense	18.6	18.4
Deferred income tax provision	2.0	1.7
Net gain related to business/property dispositions	(12.7)	(20.4)
Franchise rights impairment	9.6	8.1
Non-cash impairment charges	1.3	1.6
Other	(1.7)	(1.7)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	192.3	257.1
Inventory	81.3	(248.7)
Other assets	22.1	(99.2)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade, net	(102.4)	137.6
Accounts payable	(40.3)	(27.3)
Other liabilities	(28.8)	(11.9)
Net cash provided by continuing operations	425.5	290.1
Net cash provided by discontinued operations	—	0.6
Net cash provided by operating activities	425.5	290.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(122.7)	(202.9)
Proceeds from the sale of property and equipment	0.5	24.0
Proceeds from assets held for sale	4.2	2.2
Insurance recoveries on property and equipment	3.3	1.1
Cash received from business divestitures, net of cash relinquished	22.3	96.8
Cash used in business acquisitions, net of cash acquired	(4.3)	(2.7)
Other	(0.1)	(0.9)
Net cash used in continuing operations	(96.8)	(82.4)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(96.8)	(82.4)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2019	2018
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(44.7)	(100.0)
Payment of 6.75% Senior Notes due 2018	—	(400.0)
Net proceeds from (payments of) commercial paper	(160.0)	360.0
Net payments of vehicle floorplan payable - non-trade	(117.3)	(89.2)
Payments of other debt obligations	(4.4)	(5.4)
Proceeds from the exercise of stock options	3.2	14.2
Payments of tax withholdings for stock-based awards	(3.0)	(2.7)
Other	—	(2.5)
Net cash used in continuing operations	(326.2)	(225.6)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(326.2)	(225.6)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2.5	(17.3)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	49.4	71.1
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$51.9	$53.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2019, we owned and operated 324 new vehicle franchises from 237 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold during the six months ended June 30, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). As of June 30, 2019, we also owned and operated 83 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, our automotive auctions, and our parts distribution centers, we owned and operated over 325 locations coast to coast.
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
Recent Accounting Pronouncements
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (ASC Topic 842) that amends the accounting guidance on leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting.
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

	Three Months Ended June 30, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$894.5	$916.1	$959.0	$—	$2,769.6
Used vehicle	447.0	388.0	507.8	36.6	1,379.4
Parts and service	241.2	229.2	285.7	145.4	901.5
Finance and insurance, net	89.8	91.4	68.4	5.6	255.2
Other	34.8	2.6	—	0.7	38.1
	$1,707.3	$1,627.3	$1,820.9	$188.3	$5,343.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,528.4	$1,445.3	$1,577.7	$98.7	$4,650.1
Goods and services transferred over time(2)	178.9	182.0	243.2	89.6	693.7
	$1,707.3	$1,627.3	$1,820.9	$188.3	$5,343.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$991.6	$1,018.9	$939.1	$—	$2,949.6
Used vehicle	447.2	360.2	464.3	27.0	1,298.7
Parts and service	268.7	237.0	266.1	85.3	857.1
Finance and insurance, net	88.8	92.1	60.6	6.3	247.8
Other	29.8	8.8	0.1	0.1	38.8
	$1,826.1	$1,717.0	$1,730.2	$118.7	$5,392.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,653.7	$1,536.5	$1,506.8	$34.3	$4,731.3
Goods and services transferred over time(2)	172.4	180.5	223.4	84.4	660.7
	$1,826.1	$1,717.0	$1,730.2	$118.7	$5,392.0

	Six Months Ended June 30, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,675.5	$1,736.3	$1,854.5	$—	$5,266.3
Used vehicle	890.4	757.5	1,004.5	66.6	2,719.0
Parts and service	477.5	449.4	563.9	287.4	1,778.2
Finance and insurance, net	170.2	175.9	130.0	15.6	491.7
Other	62.5	4.3	2.1	1.5	70.4
	$3,276.1	$3,123.4	$3,555.0	$371.1	$10,325.6

Timing of Revenue Recognition
Goods and services transferred at a point in time	$2,926.5	$2,770.1	$3,074.9	$191.4	$8,962.9
Goods and services transferred over time(2)	349.6	353.3	480.1	179.7	1,362.7
	$3,276.1	$3,123.4	$3,555.0	$371.1	$10,325.6

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

(1) "Corporate and other" is comprised of our other businesses, including collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and parts distribution centers.

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

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$88.8	$31.0	$43.5	$14.3

As a practical expedient, since automotive repair and maintenance services are performed within one year or less, we do not disclose estimated revenue expected to be recognized in the future for automotive repair and maintenance performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue.

Contract Assets and Liabilities
When the timing of our provision of goods or services is different from the timing of the payments made by our customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with automotive repair and maintenance services, as well as our estimate of variable consideration that has been included in the transaction price for certain finance and insurance products (retrospective commissions). These contract assets are reclassified to receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to upfront payments received from customers for the sale of VCP maintenance contracts. Performance obligations are satisfied, and revenue is recognized, for VCP maintenance contracts as each underlying service of the multi-year contract is completed during the contract term.

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

The opening and closing balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities are as follows:

	June 30, 2019	December 31, 2018
Receivables from contracts with customers, net	$553.0	$706.7
Contract Asset (Current)	$26.3	$28.2
Contract Asset (Long-Term)	$8.6	$17.4
Contract Liability (Current)	$31.8	$31.6
Contract Liability (Long-Term)	$57.8	$61.9

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$8.5	$21.5
Performance obligations satisfied in previous periods	$2.3	$6.9

The differences between the opening and closing balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods. Other significant changes include contract assets of $27.0 million reclassified to receivables.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income from continuing operations	$101.0	$97.4	$193.1	$190.7
Income (loss) from discontinued operations, net of income taxes	(0.2)	0.2	(0.3)	0.6
Net income	$100.8	$97.6	$192.8	$191.3

Weighted average common shares outstanding used in calculating basic EPS	89.9	90.7	90.2	91.4
Effect of dilutive stock options and unvested RSUs	0.3	0.5	0.2	0.5
Weighted average common shares outstanding used in calculating diluted EPS	90.2	91.2	90.4	91.9

Basic EPS amounts(1):
Continuing operations	$1.12	$1.07	$2.14	$2.09
Discontinued operations	$—	$—	$—	$0.01
Net income	$1.12	$1.08	$2.14	$2.09

Diluted EPS amounts(1):
Continuing operations	$1.12	$1.07	$2.14	$2.08
Discontinued operations	$—	$—	$—	$0.01
Net income	$1.12	$1.07	$2.13	$2.08

(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	2.6	2.3	2.7	1.9

4.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30, 2019	December 31, 2018
Trade receivables	$122.2	$130.4
Manufacturer receivables	198.0	242.3
Other	35.5	31.4
	355.7	404.1
Less: allowances for doubtful accounts	(4.0)	(4.6)
	351.7	399.5
Contracts-in-transit and vehicle receivables	413.7	568.6
Income taxes receivable (see Note 9)	15.4	8.1
Receivables, net	$780.8	$976.2

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

5.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2019	December 31, 2018
New vehicles	$2,733.8	$2,874.8
Used vehicles	546.6	553.8
Parts, accessories, and other	237.5	221.9
Inventory	$3,517.9	$3,650.5

The components of vehicle floorplan payable are as follows:

	June 30, 2019	December 31, 2018
Vehicle floorplan payable - trade	$2,257.6	$2,388.0
Vehicle floorplan payable - non-trade	1,473.6	1,609.7
Vehicle floorplan payable	$3,731.2	$3,997.7

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.9% for the six months ended June 30, 2019, and 3.3% for the six months ended June 30, 2018. At June 30, 2019, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $3.3 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.8% for the six months ended June 30, 2019, and 3.2% for the six months ended June 30, 2018. At June 30, 2019, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $515.0 million, of which $408.3 million had been borrowed. The remaining borrowing capacity of $106.7 million was limited to $0.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2019	December 31, 2018
Goodwill	$1,497.8	$1,513.2

Franchise rights - indefinite-lived	$566.5	$580.1
Other intangibles	23.9	22.2
	590.4	602.3
Less: accumulated amortization	(7.7)	(6.9)
Other intangible assets, net	$582.7	$595.4

We recorded non-cash franchise rights impairment charges of $9.6 million during the three and six months ended June 30, 2019, and $8.1 million during the three and six months ended June 30, 2018. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Options to extend or terminate leases
Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Discount rate
For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based on the rates of our unsecured borrowings, which are then adjusted for the appropriate lease term and the effects of full collateralization.

Leases	Classification	June 30, 2019
Assets
Operating	Operating Lease Assets	$336.0
Finance	Property and Equipment, Net and Other Assets	103.8
Total right-of-use assets		$439.8

Liabilities
Current
Operating	Other Current Liabilities	$40.4
Finance	Current Maturities of Long-Term Debt and Vehicle Floorplan Payable - Trade	70.4
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	308.8
Finance	Long-Term Debt, Net of Current Maturities	86.1
Total lease liabilities		$505.7

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease term
Operating	11 years
Finance	10 years
Weighted-average discount rate
Operating	5.29%
Finance	8.26%

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Three Months Ended	Six Months Ended
Lease cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost	Selling, general, and administrative expenses	$15.6	$30.8
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	2.9	5.6
Interest on lease liabilities	Other interest expense and floorplan interest expense	2.3	4.5
Short-term lease cost (1)	Selling, general, and administrative expenses	2.3	5.6
Variable lease cost	Selling, general, and administrative expenses	1.4	2.7
Sublease income	Selling, general, and administrative expenses	(0.4)	(0.8)
Net lease cost		$24.1	$48.4

(1) Includes leases with a term of one month or less.

Six Months Ended
Other Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30.6
Operating cash flows from finance leases (1)	$25.1
Financing cash flows from finance leases	$3.2
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$13.2
Finance lease liabilities	$26.0

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Twelve months ending June 30,
2020	$57.7	$78.0
2021	52.0	10.6
2022	47.4	10.7
2023	41.0	10.4
2024	35.3	10.7
Thereafter	240.9	102.6
Total lease payments	474.3	223.0
Less: interest	(125.1)	(66.5)
Present value of lease liabilities	$349.2	$156.5

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the future minimum lease obligations for leases with initial terms in excess of one year as presented in our Annual Report on Form 10-K for the year ended December 31, 2018 in accordance with ASC 840:

Maturity of Lease Liabilities	Operating Leases(1)	Capital Leases
Twelve months ending December 31,
2019	$61.2	$35.7
2020	51.0	10.4
2021	46.1	10.1
2022	42.1	10.2
2023	36.6	10.1
Thereafter	258.4	108.7
Total minimum lease payments	$495.4	$185.2
Less: amounts representing interest		(69.5)
		$115.7
(1) Future minimum operating lease payments do not reflect future minimum sublease income of $2.2 million. Additionally, operating leases that are on a month-to-month basis are not included.

8.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	June 30, 2019	December 31, 2018
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$350.0	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Other debt (1)	Various dates through 2038	Monthly	131.3	133.1
			1,981.3	1,983.1
Less: unamortized debt discounts and debt issuance costs			(11.2)	(12.6)
Less: current maturities			(393.9)	(44.3)
Long-term debt, net of current maturities			$1,576.2	$1,926.2

(1) Other debt includes finance leases as of June 30, 2019, and capital leases as of December 31, 2018.
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
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on October 19, 2022. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2019, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $41.7 million at June 30, 2019, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at June 30, 2019. As of June 30, 2019, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $784.6 million.
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
Other Long-Term Debt
At June 30, 2019, we had finance lease and other debt obligations of $131.3 million, which are due at various dates through 2038.
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
At June 30, 2019, we had $470.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.87% and a weighted-average remaining term of 15 days. At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days.

9.	INCOME TAXES
Income taxes receivable included in Receivables, net totaled $15.4 million at June 30, 2019, and $8.1 million at December 31, 2018.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shares repurchased	0.3	1.6	1.3	2.1
Aggregate purchase price	$11.2	$73.4	$44.7	$100.0
Average purchase price per share	$39.54	$47.30	$35.51	$47.58

As of June 30, 2019, $219.0 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shares issued (in actual number of shares)	90,248	42,092	101,475	301,167
Proceeds from the exercise of stock options	$2.9	$0.9	$3.2	$14.2
Average exercise price per share	$31.76	$22.50	$31.11	$47.14

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In actual number of shares)	2019	2018	2019	2018
Shares issued	71,171	9,837	304,301	122,661
Shares surrendered to AutoNation to satisfy tax withholding obligations	6,601	9,730	84,432	55,420

11.	STORE DIVESTITURES
During the second quarter of 2019, we divested one Import store and recognized a gain of $2.1 million, which was partially offset by a write-down of $0.7 million associated with a pending store divestiture that we expect to close in the third quarter of 2019. During the first quarter of 2019, we divested two Import stores and recognized a net gain of $8.5 million. During the second quarter of 2018, we divested one Domestic store and two Import stores and recognized a net gain of $1.6 million. During the first quarter of 2018, we divested seven Domestic stores, two Import stores, one Premium Luxury store, and one collision center and recognized a net gain of $6.5 million. Write-downs associated with certain business divestitures that closed during the first quarter of 2018 were previously recorded during the fourth quarter of 2017.
Gains (losses) on divestitures are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

12.	ACQUISITIONS
During the six months ended June 30, 2019, we purchased one parts distribution center located in Nevada and one parts distribution center located in Utah. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustment. During the six months ended June 30, 2018, we purchased one collision center in Maryland.
The acquisitions that occurred during the six months ended June 30, 2019, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

consolidated results for the entire six month periods ended June 30, 2019 and 2018, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$51.1	$48.6
Restricted cash included in Current Assets	0.8	0.8
Total cash, cash equivalents, and restricted cash	$51.9	$49.4

Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $26.2 million at June 30, 2019, and $28.3 million at June 30, 2018. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for supplemental information on lease liabilities arising from obtaining right-of-use assets.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $130.6 million during the six months ended June 30, 2019, and $123.6 million during the six months ended June 30, 2018. We made income tax payments, net of income tax refunds, of $76.0 million during the six months ended June 30, 2019, and $170.8 million during the six months ended June 30, 2018.

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

•
Investment in Security: Our investment in security consists of an equity security that does not have a readily determinable fair value. Therefore, we have elected to apply a measurement alternative and record the equity interest at its cost of $50.0 million, which will be subsequently adjusted for observable price changes. The equity interest is reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. We have considered all relevant transactions since the date of our investment through June 30, 2019, and we have not recorded any impairments or upward or downward adjustments to the carrying amount of our investment as of June 30, 2019, as there have not been any changes in the observable price of our equity interest as of such date.

•
Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	June 30, 2019	December 31, 2018
Carrying value	$1,970.1	$1,970.5
Fair value	$2,001.7	$1,908.9

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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2019 and 2018:

	2019		2018
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights	$8.9	$(9.6)	$31.7	$(8.1)
Right-of-use assets	$0.1	$(0.2)	$—	$—
Long-lived assets held and used	$—	$—	$—	$(1.0)
Long-lived assets held for sale in continuing operations	$21.3	$(1.1)	$7.4	$(0.6)

Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2019, for our Domestic, Import, and Premium Luxury reporting units, and we determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. We elected to perform a quantitative goodwill impairment test for our Collision Center and Parts Center reporting units as of April 30, 2019, and no impairment charges resulted from the testing.
The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units that are quantitatively tested.
We elected to perform a qualitative evaluation for all of our reporting units about the likelihood of goodwill impairment as of April 30, 2018, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We performed quantitative franchise rights impairment tests as of April 30, 2019. As a result of these tests, we recorded non-cash impairment charges of $9.6 million to reduce the carrying values of certain franchise rights to their estimated fair values.
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
We elected to perform quantitative franchise rights impairment tests as of April 30, 2018, and recorded non-cash impairment charges of $8.1 million to reduce the carrying values of certain franchise rights to their estimated values.
The non-cash impairment charges recorded during the three and six months ended June 30, 2019 and 2018, are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
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
We had assets held for sale in continuing operations of $174.9 million as of June 30, 2019, and $67.8 million as of December 31, 2018, primarily related to property held for sale, as well as inventory, goodwill, franchise rights, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $13.9 million as of June 30, 2019, and $14.1 million as of December 31, 2018, primarily related to property held for sale. Assets held for sale are included in Other

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Current Assets in our Unaudited Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on our right-of-use assets.
The non-cash impairment charges recorded during the three and six months ended June 30, 2019 and 2018, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

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
As of June 30, 2019 and 2018, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2019 to 2034 are approximately $16 million at June 30, 2019. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2019. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2019, surety bonds, letters of credit, and cash deposits totaled $108.0 million, of which $41.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2019, approximately 63% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 92% of the new vehicles sold during the six months ended June 30, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $198.0 million at June 30, 2019, and $242.3 million at December 31, 2018. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2019, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

17.	SEGMENT INFORMATION
At June 30, 2019 and 2018, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides information on revenues from external customers and segment income of our reportable segments.

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,707.3	$1,627.3	$1,820.9	$1,826.1	$1,717.0	$1,730.2
Segment income (1)	$65.9	$81.4	$95.3	$67.1	$78.1	$84.9

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$3,276.1	$3,123.4	$3,555.0	$3,599.8	$3,369.6	$3,448.0
Segment income (1)	$122.1	$154.0	$179.6	$127.4	$150.9	$172.6

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total segment income for reportable segments	$242.6	$230.1	$455.7	$450.9
Corporate and other	(76.5)	(71.3)	(137.8)	(134.6)
Other interest expense	(27.7)	(29.7)	(55.5)	(62.0)
Interest income	0.1	0.3	0.3	0.5
Other income (loss), net	(0.3)	0.2	1.6	1.0
Income from continuing operations before income taxes	$138.2	$129.6	$264.3	$255.8

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2019, we owned and operated 324 new vehicle franchises from 237 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold during the six months ended June 30, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). As of June 30, 2019, we also owned and operated 83 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, our automotive auctions, and our parts distribution centers, we owned and operated over 325 locations coast to coast.
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
At June 30, 2019, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2019, new vehicle sales accounted for approximately 51% of our total revenue and approximately 14% of our total gross profit. Used vehicle sales accounted for approximately 26% of our total revenue and approximately 11% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 22% of our total revenue for the six months ended June 30, 2019, contributed approximately 75% of our total gross profit for the same period.

Market Conditions
In the second quarter of 2019, U.S. industry retail new vehicle unit sales were down 2% as compared to the second quarter of 2018. We currently expect that full-year U.S. industry new vehicle unit sales in 2019 will be in the high 16 million unit level; however, actual sales may materially differ. The rise in consumer borrowing rates over the past two years, combined with rising vehicle prices, has adversely impacted industry retail new vehicle unit sales. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, elevated levels in off-lease late-model used vehicles supply could continue to benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume and pricing.
Results of Operations
During the three months ended June 30, 2019, we had net income from continuing operations of $101.0 million, or $1.12 per share on a diluted basis, as compared to net income from continuing operations of $97.4 million, or $1.07 per share on a diluted basis, during the same period in 2018.
During the second quarter of 2019, used vehicle gross profit increased 6%, parts and service gross profit increased 6%, and finance and insurance gross profit increased 3%, each as compared to the second quarter of 2018. Used vehicle gross profit benefited from an increase in used vehicle unit volume due to shifting dynamics in the used vehicle market. Parts and service gross profit and finance and insurance gross profit benefited from our brand extension strategy. In addition, new vehicle gross profit per vehicle retailed (“PVR”) and finance and insurance gross profit PVR increased as compared to the second quarter of 2018. Improvements to gross profit during the second quarter of 2019 were partially offset by a decrease in new vehicle unit volume, which was adversely impacted by competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles. SG&A expenses increased as compared to the prior year period primarily due to performance-driven increases in compensation expense. Floorplan interest expense increased as compared to the prior year period, primarily due to higher average interest rates.
Net income from continuing operations was adversely impacted by after-tax non-cash franchise rights impairment charges of $7.3 million and $6.1 million during the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, net income from continuing operations benefited from net after-tax gains of $3.2 million related to store/property divestitures. During the three months ended June 30, 2018, net income from continuing operations benefited from net after-tax gains of $6.5 million related to store/property divestitures and after-tax gains of $4.5 million related to certain legal settlements.
Executive Officer Transition
On July 22, 2019, our Board of Directors appointed Cheryl Miller as Chief Executive Officer and President of AutoNation, and as a member of the Board, and James R. Bender as Executive Vice President and Chief Operating Officer of AutoNation, in each case, effective immediately.
Strategic Initiatives
We continue to build upon our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), the expansion of AutoNation-branded collision centers, AutoNation-branded automotive auctions, AutoNation USA stand-alone used vehicle sales and service centers, and the expansion of our parts distribution network.
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
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at June 30, 2019. Our new vehicle inventory balance was net of cumulative write-downs of $0.5 million at December 31, 2018.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $2.9 million at June 30, 2019, and $3.2 million at December 31, 2018.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $7.7 million at June 30, 2019, and $6.4 million at December 31, 2018.

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
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. As permitted within the accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2019, for our Domestic, Import, and Premium Luxury reporting units, and we determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. We elected to perform a quantitative goodwill impairment test for our Collision Center and Parts Center reporting units as of April 30, 2019, and no impairment charges resulted from the impairment test.
As of June 30, 2019, we have $226.6 million of goodwill related to the Domestic reporting unit, $495.6 million related to the Import reporting unit, $715.0 million related to the Premium Luxury reporting unit, $41.5 million related to the Collision Center reporting unit, and $19.1 million related to the Parts Center reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 66 stores and totaled $580.1 million at April 30, 2019, are evaluated for impairment on a franchise-by-franchise basis annually. We performed quantitative franchise rights impairment tests as of April 30, 2019. As a result of the quantitative tests, we identified six stores with franchise rights carrying values that exceeded their fair values, and we recorded non-cash impairment charges of $9.6 million. We identified 10 additional stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. We will continue to monitor these 10 stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. Based on a sensitivity analysis of these estimates and assumptions, which is not intended to consider every potential outcome, the hypothetical additional aggregate pre-tax non-cash impairment charge would have been between $1 million and $3 million.
Chargeback Liability
We estimate our liability for chargebacks on commissions related to financing, vehicle service contracts, or other vehicle protection products on an individual basis using our historical chargeback experience based on internal cancellation data, as well as cancellation data received from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $131.4 million at June 30, 2019, and $128.1 million at December 31, 2018.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,769.6	$2,949.6	$(180.0)	(6.1)	$5,266.3	$5,751.9	$(485.6)	(8.4)
Retail used vehicle	1,307.2	1,217.4	89.8	7.4	2,569.0	2,454.5	114.5	4.7
Wholesale	72.2	81.3	(9.1)	(11.2)	150.0	174.7	(24.7)	(14.1)
Used vehicle	1,379.4	1,298.7	80.7	6.2	2,719.0	2,629.2	89.8	3.4
Finance and insurance, net	255.2	247.8	7.4	3.0	491.7	488.6	3.1	0.6
Total variable operations(1)	4,404.2	4,496.1	(91.9)	(2.0)	8,477.0	8,869.7	(392.7)	(4.4)
Parts and service	901.5	857.1	44.4	5.2	1,778.2	1,715.6	62.6	3.6
Other	38.1	38.8	(0.7)		70.4	66.6	3.8
Total revenue	$5,343.8	$5,392.0	$(48.2)	(0.9)	$10,325.6	$10,651.9	$(326.3)	(3.1)
Gross profit:
New vehicle	$125.5	$124.8	$0.7	0.6	$247.4	$254.5	$(7.1)	(2.8)
Retail used vehicle	90.5	87.0	3.5	4.0	174.8	169.0	5.8	3.4
Wholesale	6.3	4.2	2.1		12.5	8.0	4.5
Used vehicle	96.8	91.2	5.6	6.1	187.3	177.0	10.3	5.8
Finance and insurance	255.2	247.8	7.4	3.0	491.7	488.6	3.1	0.6
Total variable operations(1)	477.5	463.8	13.7	3.0	926.4	920.1	6.3	0.7
Parts and service	411.9	387.3	24.6	6.4	810.8	772.8	38.0	4.9
Other	1.4	0.7	0.7		2.8	1.2	1.6
Total gross profit	890.8	851.8	39.0	4.6	1,740.0	1,694.1	45.9	2.7
Selling, general, and administrative expenses	637.0	625.3	(11.7)	(1.9)	1,260.0	1,252.1	(7.9)	(0.6)
Depreciation and amortization	44.4	41.1	(3.3)		88.5	81.1	(7.4)
Franchise rights impairment	9.6	8.1	(1.5)		9.6	8.1	(1.5)
Other income, net	(3.7)	(13.9)	(10.2)		(12.4)	(24.2)	(11.8)
Operating income	203.5	191.2	12.3	6.4	394.3	377.0	17.3	4.6
Non-operating income (expense) items:
Floorplan interest expense	(37.4)	(32.4)	(5.0)		(76.4)	(60.7)	(15.7)
Other interest expense	(27.7)	(29.7)	2.0		(55.5)	(62.0)	6.5
Interest income	0.1	0.3	(0.2)		0.3	0.5	(0.2)
Other income (loss), net	(0.3)	0.2	(0.5)		1.6	1.0	0.6
Income from continuing operations before income taxes	$138.2	$129.6	$8.6	6.6	$264.3	$255.8	$8.5	3.3
Retail vehicle unit sales:
New vehicle	70,516	79,054	(8,538)	(10.8)	134,029	153,232	(19,203)	(12.5)
Used vehicle	62,339	60,081	2,258	3.8	123,510	122,291	1,219	1.0
	132,855	139,135	(6,280)	(4.5)	257,539	275,523	(17,984)	(6.5)
Revenue per vehicle retailed:
New vehicle	$39,276	$37,311	$1,965	5.3	$39,292	$37,537	$1,755	4.7
Used vehicle	$20,969	$20,263	$706	3.5	$20,800	$20,071	$729	3.6
Gross profit per vehicle retailed:
New vehicle	$1,780	$1,579	$201	12.7	$1,846	$1,661	$185	11.1
Used vehicle	$1,452	$1,448	$4	0.3	$1,415	$1,382	$33	2.4
Finance and insurance	$1,921	$1,781	$140	7.9	$1,909	$1,773	$136	7.7
Total variable operations(2)	$3,547	$3,303	$244	7.4	$3,549	$3,310	$239	7.2

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019 (%)	2018 (%)	2019 (%)	2018 (%)
Revenue mix percentages:
New vehicle	51.8	54.7	51.0	54.0
Used vehicle	25.8	24.1	26.3	24.7
Parts and service	16.9	15.9	17.2	16.1
Finance and insurance, net	4.8	4.6	4.8	4.6
Other	0.7	0.7	0.7	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.1	14.7	14.2	15.0
Used vehicle	10.9	10.7	10.8	10.4
Parts and service	46.2	45.5	46.6	45.6
Finance and insurance	28.6	29.1	28.3	28.8
Other	0.2	—	0.1	0.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.5	4.2	4.7	4.4
Used vehicle - retail	6.9	7.1	6.8	6.9
Parts and service	45.7	45.2	45.6	45.0
Total	16.7	15.8	16.9	15.9
Selling, general, and administrative expenses	11.9	11.6	12.2	11.8
Operating income	3.8	3.5	3.8	3.5
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	71.5	73.4	72.4	73.9
Operating income	22.8	22.4	22.7	22.3

	June 30,
	2019	2018
Inventory days supply:
New vehicle (industry standard of selling days)	75 days	76 days
Used vehicle (trailing calendar month days)	35 days	33 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,730.3	$2,894.6	$(164.3)	(5.7)	$5,183.6	$5,620.9	$(437.3)	(7.8)
Retail used vehicle	1,289.6	1,198.8	90.8	7.6	2,526.4	2,402.1	124.3	5.2
Wholesale	71.7	80.3	(8.6)	(10.7)	147.4	171.4	(24.0)	(14.0)
Used vehicle	1,361.3	1,279.1	82.2	6.4	2,673.8	2,573.5	100.3	3.9
Finance and insurance, net	253.2	244.4	8.8	3.6	487.2	480.3	6.9	1.4
Total variable operations(1)	4,344.8	4,418.1	(73.3)	(1.7)	8,344.6	8,674.7	(330.1)	(3.8)
Parts and service	886.7	841.3	45.4	5.4	1,743.2	1,676.2	67.0	4.0
Other	38.1	38.8	(0.7)		68.4	66.5	1.9
Total revenue	$5,269.6	$5,298.2	$(28.6)	(0.5)	$10,156.2	$10,417.4	$(261.2)	(2.5)
Gross profit:
New vehicle	$123.2	$123.7	$(0.5)	(0.4)	$243.1	$252.0	$(8.9)	(3.5)
Retail used vehicle	90.0	86.2	3.8	4.4	173.2	166.9	6.3	3.8
Wholesale	6.3	4.3	2.0		11.8	8.2	3.6
Used vehicle	96.3	90.5	5.8	6.4	185.0	175.1	9.9	5.7
Finance and insurance	253.2	244.4	8.8	3.6	487.2	480.3	6.9	1.4
Total variable operations(1)	472.7	458.6	14.1	3.1	915.3	907.4	7.9	0.9
Parts and service	405.2	379.9	25.3	6.7	795.0	754.3	40.7	5.4
Other	1.5	1.0	0.5		2.8	1.4	1.4
Total gross profit	$879.4	$839.5	$39.9	4.8	$1,713.1	$1,663.1	$50.0	3.0
Retail vehicle unit sales:
New vehicle	69,827	77,374	(7,547)	(9.8)	132,491	149,283	(16,792)	(11.2)
Used vehicle	61,665	58,993	2,672	4.5	121,666	119,243	2,423	2.0
	131,492	136,367	(4,875)	(3.6)	254,157	268,526	(14,369)	(5.4)
Revenue per vehicle retailed:
New vehicle	$39,101	$37,410	$1,691	4.5	$39,124	$37,653	$1,471	3.9
Used vehicle	$20,913	$20,321	$592	2.9	$20,765	$20,145	$620	3.1
Gross profit per vehicle retailed:
New vehicle	$1,764	$1,599	$165	10.3	$1,835	$1,688	$147	8.7
Used vehicle	$1,459	$1,461	$(2)	(0.1)	$1,424	$1,400	$24	1.7
Finance and insurance	$1,926	$1,792	$134	7.5	$1,917	$1,789	$128	7.2
Total variable operations(2)	$3,547	$3,331	$216	6.5	$3,555	$3,349	$206	6.2

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019 (%)	2018 (%)	2019 (%)	2018 (%)
Revenue mix percentages:
New vehicle	51.8	54.6	51.0	54.0
Used vehicle	25.8	24.1	26.3	24.7
Parts and service	16.8	15.9	17.2	16.1
Finance and insurance, net	4.8	4.6	4.8	4.6
Other	0.8	0.8	0.7	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.0	14.7	14.2	15.2
Used vehicle	11.0	10.8	10.8	10.5
Parts and service	46.1	45.3	46.4	45.4
Finance and insurance	28.8	29.1	28.4	28.9
Other	0.1	0.1	0.2	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.5	4.3	4.7	4.5
Used vehicle - retail	7.0	7.2	6.9	6.9
Parts and service	45.7	45.2	45.6	45.0
Total	16.7	15.8	16.9	16.0

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,769.6	$2,949.6	$(180.0)	(6.1)	$5,266.3	$5,751.9	$(485.6)	(8.4)
Gross profit	$125.5	$124.8	$0.7	0.6	$247.4	$254.5	$(7.1)	(2.8)
Retail vehicle unit sales	70,516	79,054	(8,538)	(10.8)	134,029	153,232	(19,203)	(12.5)
Revenue per vehicle retailed	$39,276	$37,311	$1,965	5.3	$39,292	$37,537	$1,755	4.7
Gross profit per vehicle retailed	$1,780	$1,579	$201	12.7	$1,846	$1,661	$185	11.1
Gross profit as a percentage of revenue	4.5%	4.2%			4.7%	4.4%
Inventory days supply (industry standard of selling days)	75 days	76 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,730.3	$2,894.6	$(164.3)	(5.7)	$5,183.6	$5,620.9	$(437.3)	(7.8)
Gross profit	$123.2	$123.7	$(0.5)	(0.4)	$243.1	$252.0	$(8.9)	(3.5)
Retail vehicle unit sales	69,827	77,374	(7,547)	(9.8)	132,491	149,283	(16,792)	(11.2)
Revenue per vehicle retailed	$39,101	$37,410	$1,691	4.5	$39,124	$37,653	$1,471	3.9
Gross profit per vehicle retailed	$1,764	$1,599	$165	10.3	$1,835	$1,688	$147	8.7
Gross profit as a percentage of revenue	4.5%	4.3%			4.7%	4.5%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $39.3 million and $55.0 million in new vehicle revenue and $2.3 million and $1.1 million in new vehicle gross profit for the three months ended June 30, 2019 and 2018, respectively, and $82.7 million and $131.0 million in new vehicle revenue and $4.3 million and $2.5 million in new vehicle gross profit for the six months ended June 30, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as new add-point openings.
Second Quarter 2019 compared to Second Quarter 2018
Same store new vehicle revenue decreased during the three months ended June 30, 2019, as compared to the same period in 2018, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, which has been impacted by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles.
Same store revenue PVR increased during the three months ended June 30, 2019, as compared to the same period in 2018, due in part to a shift in mix toward Premium Luxury vehicles and trucks and sport utility vehicles, all of which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR increased during the three months ended June 30, 2019, as compared to the same period in 2018, as we focused on strategically balancing gross profit PVRs and unit volume. Same store gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVRs.
First Six Months 2019 compared to First Six Months 2018
Same store new vehicle revenue decreased during the six months ended June 30, 2019, as compared to the same period in 2018, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, which has been impacted by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles.
Same store revenue PVR increased during the six months ended June 30, 2019, as compared to the same period in 2018, due in part to a shift in mix toward Premium Luxury vehicles and trucks and sport utility vehicles, all of which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR increased during the six months ended June 30, 2019, as compared to the same period in 2018, as we focused on strategically balancing gross profit PVRs and unit volume. Same store gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVRs.
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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2019	2018	Variance	2019	2018	Variance
Floorplan assistance	$27.6	$29.7	$(2.1)	$52.8	$58.2	$(5.4)
New vehicle floorplan interest expense	(35.0)	(30.4)	(4.6)	(71.4)	(56.6)	(14.8)
Net new vehicle inventory carrying benefit (cost)	$(7.4)	$(0.7)	$(6.7)	$(18.6)	$1.6	$(20.2)
Second Quarter 2019 compared to Second Quarter 2018
The net new vehicle inventory carrying cost increased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in floorplan interest expense resulting from higher average interest rates and a decrease in floorplan assistance due to lower new vehicle unit sales. The decrease in floorplan assistance was partially offset by an increase in the average floorplan assistance rate per unit. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
First Six Months 2019 compared to First Six Months 2018
During the six months ended June 30, 2019, we had a net new vehicle inventory carrying cost of $18.6 million compared to a net new vehicle inventory carrying benefit of $1.6 million in the prior year. Up until the second quarter of 2018, we had a net new vehicle inventory carrying benefit for nine consecutive years. As noted above, floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. With the increase in interest rates, our floorplan interest expense has increased, resulting in a net new vehicle inventory carrying cost for the six months ended June 30, 2019. Floorplan interest expense also increased due to higher average vehicle floorplan balances. Floorplan assistance decreased due to lower new vehicle unit sales, partially offset by an increase in the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,307.2	$1,217.4	$89.8	7.4	$2,569.0	$2,454.5	$114.5	4.7
Wholesale revenue	72.2	81.3	(9.1)	(11.2)	150.0	174.7	(24.7)	(14.1)
Total revenue	$1,379.4	$1,298.7	$80.7	6.2	$2,719.0	$2,629.2	$89.8	3.4
Retail gross profit	$90.5	$87.0	$3.5	4.0	$174.8	$169.0	$5.8	3.4
Wholesale gross profit	6.3	4.2	2.1		12.5	8.0	4.5
Total gross profit	$96.8	$91.2	$5.6	6.1	$187.3	$177.0	$10.3	5.8
Retail vehicle unit sales	62,339	60,081	2,258	3.8	123,510	122,291	1,219	1.0
Revenue per vehicle retailed	$20,969	$20,263	$706	3.5	$20,800	$20,071	$729	3.6
Gross profit per vehicle retailed	$1,452	$1,448	$4	0.3	$1,415	$1,382	$33	2.4
Gross profit as a percentage of revenue	6.9%	7.1%			6.8%	6.9%
Inventory days supply (trailing calendar month days)	35 days	33 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,289.6	$1,198.8	$90.8	7.6	$2,526.4	$2,402.1	$124.3	5.2
Wholesale revenue	71.7	80.3	(8.6)	(10.7)	147.4	171.4	(24.0)	(14.0)
Total revenue	$1,361.3	$1,279.1	$82.2	6.4	$2,673.8	$2,573.5	$100.3	3.9
Retail gross profit	$90.0	$86.2	$3.8	4.4	$173.2	$166.9	$6.3	3.8
Wholesale gross profit	6.3	4.3	2.0		11.8	8.2	3.6
Total gross profit	$96.3	$90.5	$5.8	6.4	$185.0	$175.1	$9.9	5.7
Retail vehicle unit sales	61,665	58,993	2,672	4.5	121,666	119,243	2,423	2.0
Revenue per vehicle retailed	$20,913	$20,321	$592	2.9	$20,765	$20,145	$620	3.1
Gross profit per vehicle retailed	$1,459	$1,461	$(2)	(0.1)	$1,424	$1,400	$24	1.7
Gross profit as a percentage of revenue	7.0%	7.2%			6.9%	6.9%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $18.1 million and $19.6 million in total used vehicle revenue and $0.5 million and $0.7 million in total used vehicle gross profit for the three months ended June 30, 2019 and 2018, respectively, and $45.2 million and $55.7 million in total used vehicle revenue and $2.3 million and $1.9 million in total used vehicle gross profit for the six months ended June 30, 2019 and 2018, respectively, and is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and an automotive auction.
Second Quarter 2019 compared to Second Quarter 2018
Same store retail used vehicle revenue increased during the three months ended June 30, 2019, as compared to the same period in 2018, due to increases in same store unit volume and revenue PVR. The increase in same store unit volume is due to an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market. With the continued elevated levels in off-lease supply of late-model used vehicles, the average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles.
Same store revenue PVR increased during the three months ended June 30, 2019, as compared to the same period in 2018, due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sports utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. The increase in same store revenue PVR was partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR was relatively flat during the three months ended June 30, 2019, as compared to the same period in 2018.
First Six Months 2019 compared to First Six Months 2018
Same store retail used vehicle revenue increased during the six months ended June 30, 2019, as compared to the same period in 2018, due to increases in revenue PVR and same store unit volume. The increase in same store unit volume is due to an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market. With the continued elevated levels in off-lease supply of late-model used vehicles, the average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles.
Same store revenue PVR increased during the six months ended June 30, 2019, as compared to the same period in 2018, due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sports utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. The increase in same store revenue PVR was partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR increased during the six months ended June 30, 2019, as compared to the same period in 2018, for used vehicles in all three segments as we continued to improve the acquisition and management of our inventory, as well as improve our sales execution.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$901.5	$857.1	$44.4	5.2	$1,778.2	$1,715.6	$62.6	3.6
Gross Profit	$411.9	$387.3	$24.6	6.4	$810.8	$772.8	$38.0	4.9
Gross profit as a percentage of revenue	45.7%	45.2%			45.6%	45.0%
Same Store:
Revenue	$886.7	$841.3	$45.4	5.4	$1,743.2	$1,676.2	$67.0	4.0
Gross Profit	$405.2	$379.9	$25.3	6.7	$795.0	$754.3	$40.7	5.4
Gross profit as a percentage of revenue	45.7%	45.2%			45.6%	45.0%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision services.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $14.8 million and $15.8 million in parts and service revenue and $6.7 million and $7.4 million in parts and service gross profit for the three months ended June 30, 2019 and 2018, respectively, and $35.0 million and $39.4 million in parts and service revenue and $15.8 million and $18.5 million in parts and service gross profit for the six months ended ended June 30, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and collision centers.
Second Quarter 2019 compared to Second Quarter 2018
During the three months ended June 30, 2019, same store parts and service gross profit increased as compared to the same period in 2018, primarily due to increases in gross profit associated with customer-pay service of $12.6 million, warranty service of $9.1 million, and wholesale parts sales of $3.2 million.
Customer-pay service gross profit benefited from an increase in volume, higher value customer-pay repair orders, our parts initiatives, and price increases. Warranty service gross profit benefited from an increase in volume and improved margin performance largely due to a shift in mix toward higher margin service work and improved parts and labor rates negotiated with certain manufacturers. Gross profit from wholesale parts sales increased due to our brand extension strategy.
First Six Months 2019 compared to First Six Months 2018
During the six months ended June 30, 2019, same store parts and service gross profit increased as compared to the same period in 2018, primarily due to increases in gross profit associated with customer-pay service of $20.7 million, warranty service of $14.8 million, and wholesale parts sales of $5.7 million.
Customer-pay service gross profit benefited from an increase in higher value customer-pay repair orders, our parts initiatives, and price increases. Warranty service gross profit benefited from an increase in volume and improved margin performance largely due to a shift in mix toward higher margin service work and improved parts and labor rates negotiated with certain manufacturers. Gross profit from wholesale parts sales increased due to our brand extension strategy.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$255.2	$247.8	$7.4	3.0	$491.7	$488.6	$3.1	0.6
Gross profit per vehicle retailed	$1,921	$1,781	$140	7.9	$1,909	$1,773	$136	7.7
Same Store:
Revenue and gross profit	$253.2	$244.4	$8.8	3.6	$487.2	$480.3	$6.9	1.4
Gross profit per vehicle retailed	$1,926	$1,792	$134	7.5	$1,917	$1,789	$128	7.2

Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We sell these products on a commission basis, and we also participate in the future underwriting profit on certain products pursuant to retrospective commission arrangements with the issuers of those products.
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $2.0 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4.5 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores.

Second Quarter 2019 compared to Second Quarter 2018
Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Finance and insurance gross profit PVR also benefited from higher realized margins on arranged customer financing and amounts financed per transaction. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.
First Six Months 2019 compared to First Six Months 2018
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Finance and insurance gross profit PVR also benefited from an increase in amounts financed per transaction and higher realized margins on arranged customer financing. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,707.3	$1,826.1	$(118.8)	(6.5)	$3,276.1	$3,599.8	$(323.7)	(9.0)
Import	1,627.3	1,717.0	(89.7)	(5.2)	3,123.4	3,369.6	(246.2)	(7.3)
Premium Luxury	1,820.9	1,730.2	90.7	5.2	3,555.0	3,448.0	107.0	3.1
Total	5,155.5	5,273.3	(117.8)	(2.2)	9,954.5	10,417.4	(462.9)	(4.4)
Corporate and other	188.3	118.7	69.6	58.6	371.1	234.5	136.6	58.3
Total consolidated revenue	$5,343.8	$5,392.0	$(48.2)	(0.9)	$10,325.6	$10,651.9	$(326.3)	(3.1)
Segment income(1):
Domestic	$65.9	$67.1	$(1.2)	(1.8)	$122.1	$127.4	$(5.3)	(4.2)
Import	81.4	78.1	3.3	4.2	154.0	150.9	3.1	2.1
Premium Luxury	95.3	84.9	10.4	12.2	179.6	172.6	7.0	4.1
Total	242.6	230.1	12.5	5.4	455.7	450.9	4.8	1.1
Corporate and other	(76.5)	(71.3)	(5.2)		(137.8)	(134.6)	(3.2)
Floorplan interest expense	37.4	32.4	(5.0)		76.4	60.7	(15.7)
Operating income	$203.5	$191.2	$12.3	6.4	$394.3	$377.0	$17.3	4.6

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	22,685	26,300	(3,615)	(13.7)	42,890	50,905	(8,015)	(15.7)
Import	31,957	36,286	(4,329)	(11.9)	60,713	70,236	(9,523)	(13.6)
Premium Luxury	15,874	16,468	(594)	(3.6)	30,426	32,091	(1,665)	(5.2)
	70,516	79,054	(8,538)	(10.8)	134,029	153,232	(19,203)	(12.5)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,707.3	$1,826.1	$(118.8)	(6.5)	$3,276.1	$3,599.8	$(323.7)	(9.0)
Segment income	$65.9	$67.1	$(1.2)	(1.8)	$122.1	$127.4	$(5.3)	(4.2)
Retail new vehicle unit sales	22,685	26,300	(3,615)	(13.7)	42,890	50,905	(8,015)	(15.7)
Second Quarter 2019 compared to Second Quarter 2018
Domestic revenue decreased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume and a realignment of certain parts distribution centers, partially offset by an increase in new vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles. The increase in new vehicle revenue PVR was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income decreased slightly during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle gross profit resulting from the decrease in new vehicle unit volume discussed above. Domestic segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service and warranty.
First Six Months 2019 compared to First Six Months 2018
Domestic revenue decreased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume, a realignment of certain parts distribution centers, and the divestitures we completed in 2018, partially offset by an increase in new vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles. The increase in new vehicle revenue PVR was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income decreased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to decreases in new vehicle and finance and insurance gross profit resulting from the decrease in new vehicle unit volume discussed above. Domestic segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by a decrease in SG&A expenses and an increase in parts and service gross profit associated with customer-pay service and warranty.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,627.3	$1,717.0	$(89.7)	(5.2)	$3,123.4	$3,369.6	$(246.2)	(7.3)
Segment income	$81.4	$78.1	$3.3	4.2	$154.0	$150.9	$3.1	2.1
Retail new vehicle unit sales	31,957	36,286	(4,329)	(11.9)	60,713	70,236	(9,523)	(13.6)
Second Quarter 2019 compared to Second Quarter 2018
Import revenue decreased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume and the divestitures we completed in 2018 and 2019, partially offset by increases in used vehicle unit volume and used vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles. Used vehicle unit volume increased as a result of an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. Used vehicle revenue PVR increased due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sport utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.
Import segment income increased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to increases in parts and service gross profit associated with customer-pay service and warranty, new vehicle gross profit PVR, and used vehicle unit volume. Increases in Import segment income were partially offset by an increase in floorplan interest expense.
First Six Months 2019 compared to First Six Months 2018
Import revenue decreased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume and the divestitures we completed in 2018 and 2019, partially offset by increases in used vehicle unit volume and used vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles. Used vehicle unit volume increased as a result of an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. Used vehicle revenue PVR increased due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sport utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.
Import segment income increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in SG&A expenses, partially due to the divestitures we completed in 2018 and 2019, as well as increases in used vehicle unit volume and used vehicle gross profit PVR. Import segment income was adversely impacted by a decrease in finance and insurance gross profit due to lower new vehicle unit volume and an increase in floorplan interest expense.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,820.9	$1,730.2	$90.7	5.2	$3,555.0	$3,448.0	$107.0	3.1
Segment income	$95.3	$84.9	$10.4	12.2	$179.6	$172.6	$7.0	4.1
Retail new vehicle unit sales	15,874	16,468	(594)	(3.6)	30,426	32,091	(1,665)	(5.2)
Second Quarter 2019 compared to Second Quarter 2018
Premium Luxury revenue increased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to the acquisitions and new add-point openings completed in 2018 and 2019 and increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume. The increase in new vehicle revenue PVR was due in part to increases in the manufacturers’ suggested retail prices. The increase in used vehicle revenue PVR was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. The increase in used vehicle unit volume resulted from an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles.
Premium Luxury segment income increased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to increases in parts and service gross profit associated with customer-pay service and warranty, finance and insurance revenue and gross profit, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration, and new vehicle gross profit PVR. Increases in Premium Luxury segment income were partially offset by increases in SG&A and floorplan interest expenses, due in part to the acquisitions and new add-point openings discussed above.
First Six Months 2019 compared to First Six Months 2018
Premium Luxury revenue increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to the acquisitions and new add-point openings completed in 2018 and 2019 and increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume. The increase in new vehicle revenue PVR was due in part to increases in the manufacturers’ suggested retail prices. The increase in used vehicle revenue PVR was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. The increase in used vehicle revenue unit volume resulted from an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles.
Premium Luxury segment income increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to increases in parts and service gross profit associated with customer-pay service and warranty, finance and insurance revenue and gross profit, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration, and new vehicle gross profit PVR. Increases in Premium Luxury segment income were partially offset by increases in SG&A and floorplan interest expenses, due in part to the acquisitions and new add-point openings discussed above.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$401.4	$382.0	$(19.4)	(5.1)	$800.4	$781.7	$(18.7)	(2.4)
Advertising	47.3	52.0	4.7	9.0	91.5	96.3	4.8	5.0
Store and corporate overhead	188.3	191.3	3.0	1.6	368.1	374.1	6.0	1.6
Total	$637.0	$625.3	$(11.7)	(1.9)	$1,260.0	$1,252.1	$(7.9)	(0.6)

SG&A as a % of total gross profit:
Compensation	45.1	44.8	(30)	bps	46.0	46.1	10	bps
Advertising	5.3	6.1	80	bps	5.3	5.7	40	bps
Store and corporate overhead	21.1	22.5	140	bps	21.1	22.1	100	bps
Total	71.5	73.4	190	bps	72.4	73.9	150	bps
Second Quarter 2019 compared to Second Quarter 2018
SG&A expenses increased during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to a performance-driven increase in compensation expense. Gross advertising expenses decreased $6.0 million, partially offset by a decrease in advertising reimbursements from manufacturers of $1.3 million. Store and corporate overhead expenses decreased primarily due to a decrease in costs associated with our self-insurance programs, including lower hail-related losses and more favorable claims experience, our cost savings efforts made in connection with our restructuring and cost savings plan announced in January 2019, and a decrease in one-time expenses incurred in the prior year related to our brand extension strategy. As a percentage of total gross profit, SG&A expenses decreased to 71.5% during the three months ended June 30, 2019, from 73.4% in the same period in 2018, primarily due to improvements in gross profit PVRs and effective cost management.
First Six Months 2019 compared to First Six Months 2018
SG&A expenses increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to a performance-driven increase in compensation expense and restructuring expenses we recognized during the first quarter of 2019. Gross advertising expenses decreased $7.4 million, partially offset by a decrease in advertising reimbursements from manufacturers of $2.6 million. Store and corporate overhead expenses decreased primarily due to decreases in costs associated with our self-insurance programs, including lower hail-related losses and more favorable claims experience, our cost savings efforts made in connection with our restructuring and cost savings plan announced in January 2019, and a decrease in one-time expenses incurred in the prior year related to our brand extension strategy. As a percentage of total gross profit, SG&A expenses decreased to 72.4% during the six months ended June 30, 2019, from 73.9% in the same period in 2018, primarily due to improvements in gross profit PVRs and effective cost management.
Other Income, Net (included in Operating Income)
During the second quarter of 2019, we recognized net gains of $4.2 million related to store/property divestitures, which were partially offset by an asset impairment of $0.4 million. During the first quarter of 2019, we recognized net gains of $8.5 million related to store divestitures.
During the second quarter of 2018, we recognized net gains of $8.6 million related to store/property divestitures and $6.0 million related to certain legal settlements. During the first quarter of 2018, we recognized net gains of $12.3 million related to store/property divestitures, which were partially offset by asset impairments and other charges of $2.0 million.

Franchise Rights Impairment
We recorded non-cash impairment charges of $9.6 million during the second quarter of 2019 and $8.1 million during the second quarter of 2018 to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2019 compared to Second Quarter 2018
Floorplan interest expense was $37.4 million for the three months ended June 30, 2019, compared to $32.4 million for the same period in 2018. The increase in floorplan interest expense of $5.0 million is the result of higher average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
First Six Months 2019 compared to First Six Months 2018
Floorplan interest expense was $76.4 million for the six months ended June 30, 2019, compared to $60.7 million for the same period in 2018. The increase in floorplan interest expense of $15.7 million is the result of higher average interest rates and higher average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Second Quarter 2019 compared to Second Quarter 2018
Other interest expense of $27.7 million for the three months ended June 30, 2019, decreased $2.0 million as compared to $29.7 million for the same period in 2018, primarily due to lower average debt balances.
First Six Months 2019 compared to First Six Months 2018
Other interest expense of $55.5 million for the six months ended June 30, 2019, decreased $6.5 million as compared to $62.0 million for the same period in 2018, primarily due to lower average debt balances and lower average interest rates as we refinanced higher cost debt with lower-rate commercial paper. Interest expense decreased by $7.9 million resulting from the repayment of the 6.75% Senior Notes due 2018 in the second quarter of 2018. This decrease was partially offset by an increase of $2.0 million resulting from higher year-over-year average interest rates on our commercial paper borrowings. The weighted average annual interest rate on our commercial paper borrowings during the six months ended June 30, 2019 was 3.01% compared to 2.43% for the six months ended June 30, 2018.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 26.9% for the three months ended June 30, 2019, and 24.8% for the three months ended June 30, 2018. Our effective income tax rate was 26.9% for the six months ended June 30, 2019, and 25.4% for the six months ended June 30, 2018.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2019		December 31, 2018
Cash and cash equivalents	$51.1		$48.6
Revolving credit facility (1)	$784.6	(2)	$588.0
Secured used vehicle floorplan facilities (3)	$0.6		$0.5

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At June 30, 2019, we had $41.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $470.0 million of commercial paper notes outstanding at June 30, 2019. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At June 30, 2019, surety bonds, letters of credit, and cash deposits totaled $108.0 million, of which $41.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2019	2018	2019	2018
Shares repurchased	0.3	1.6	1.3	2.1
Aggregate purchase price	$11.2	$73.4	$44.7	$100.0
Average purchase price per share	$39.54	$47.30	$35.51	$47.58
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
As of June 30, 2019, $219.0 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Purchases of property and equipment, including operating lease buy-outs (1)	$67.2	$103.2	$107.6	$182.7

(1)	Includes accrued construction in progress and excludes property associated with leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Cash received from (used in) business acquisitions, net	$—	$(0.8)	$(4.3)	$(2.7)
Cash received from (used in) business divestitures, net	$4.9	$7.6	$22.3	$96.8
We purchased two parts distribution centers during the six months ended June 30, 2019. We purchased a collision center during the six months ended June 30, 2018.
During the six months ended June 30, 2019, we divested three Import stores. During the six months ended June 30, 2018, we divested eight Domestic stores, four Import stores, one Premium Luxury store, and one collision center.
We regularly review our store portfolio and may divest stores opportunistically. We have utilized proceeds related to asset sales, including business and real estate divestitures, and expect to utilize proceeds from future asset sales, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of June 30, 2019, and December 31, 2018.

			(in millions)
Debt Description	Maturity Date	Interest Payable	June 30, 2019	December 31, 2018
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$350.0	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Other debt (1)	Various dates through 2038	Monthly	131.3	133.1
			1,981.3	1,983.1
Less: unamortized debt discounts and debt issuance costs			(11.2)	(12.6)
Less: current maturities			(393.9)	(44.3)
Long-term debt, net of current maturities			$1,576.2	$1,926.2

(1) Other debt includes finance leases as of June 30, 2019 and capital leases as of December 31, 2018.
Our 5.5% Senior Notes due 2020 will mature on February 1, 2020, and were therefore reclassified to current maturities during the first quarter of 2019.
At June 30, 2019, we had $470.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.87% and a weighted-average remaining term of 15 days. At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days.
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

As of June 30, 2019, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2019, our leverage ratio and capitalization ratio were as follows:

	June 30, 2019
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.84x
Capitalization ratio	≤ 70.0%	58.0%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	June 30, 2019	December 31, 2018
Vehicle floorplan payable - trade	$2,257.6	$2,388.0
Vehicle floorplan payable - non-trade	1,473.6	1,609.7
Vehicle floorplan payable	$3,731.2	$3,997.7
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2019	2018
Net cash provided by operating activities	$425.5	$290.7
Net cash used in investing activities	$(96.8)	$(82.4)
Net cash used in financing activities	$(326.2)	$(225.6)
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
Net cash provided by operating activities increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in working capital requirements and an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in cash received from business divestitures, net of cash relinquished, and a decrease in proceeds from the sale of property and equipment, partially offset by a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $160.0 million during the six months ended June 30, 2019, and net proceeds of $360.0 million during the six months ended

June 30, 2018, as well as changes in vehicle floorplan payable-non-trade totaling net payments of $117.3 million for the six months ended June 30, 2019, and net payments of $89.2 million for the six months ended June 30, 2018.
During the six months ended June 30, 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes.
During the six months ended June 30, 2019, we repurchased 1.3 million shares of common stock for an aggregate purchase price of $44.7 million (average purchase price per share of $35.51). During the six months ended June 30, 2018, we repurchased 2.1 million shares of common stock for an aggregate purchase price of $100.0 million (average purchase price per share of $47.58).
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
We had $3.7 billion of variable rate vehicle floorplan payable at June 30, 2019, and $4.0 billion at December 31, 2018. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $37.3 million at June 30, 2019, and $40.0 million at December 31, 2018. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $470.0 million of commercial paper notes outstanding at June 30, 2019, and $630.0 million at December 31, 2018. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $4.7 million at June 30, 2019 and $6.3 million at December 31, 2018.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $2.0 billion and had a fair value of $2.0 billion as of June 30, 2019, and totaled $2.0 billion and had a fair value of $1.9 billion as of December 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2019 - April 30, 2019	180	$36.50	—	$230.2
May 1, 2019 - May 31, 2019	276,662	$39.53	276,444	$219.3
June 1, 2019 - June 30, 2019	10,715	$40.41	6,300	$219.0
Total	287,557		282,744

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2019, $219.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the second quarter of 2019, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 4,813 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment to Separation Agreement, dated as of June 21, 2019, by and between AutoNation, Inc. and Lance Iserman.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	July 23, 2019	By:	/s/ Christopher Cade
Christopher Cade Interim Chief Financial Officer