Form 10-Q
period 2019-09-30
AUTONATION, INC.
filed 2019-10-30
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 25, 2019, the registrant had 89,212,380 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45.0	$48.6
Receivables, net	829.5	976.2
Inventory	3,280.7	3,650.5
Other current assets	243.6	208.7
Total Current Assets	4,398.8	4,884.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.4 billion and $1.3 billion, respectively	3,130.8	3,155.3
OPERATING LEASE ASSETS	328.8	—
GOODWILL	1,498.6	1,513.2
OTHER INTANGIBLE ASSETS, NET	582.0	595.4
OTHER ASSETS	512.8	517.2
Total Assets	$10,451.8	$10,665.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,073.5	$2,388.0
Vehicle floorplan payable - non-trade	1,407.6	1,609.7
Accounts payable	267.6	306.2
Commercial paper	300.0	630.0
Current maturities of long-term debt	394.1	44.3
Other current liabilities	752.2	679.9
Total Current Liabilities	5,195.0	5,658.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,575.8	1,926.2
NONCURRENT OPERATING LEASE LIABILITIES	302.5	—
DEFERRED INCOME TAXES	126.6	89.8
OTHER LIABILITIES	255.2	275.0
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at September 30, 2019, and December 31, 2018, including shares held in treasury	1.0	1.0
Additional paid-in capital	34.1	20.8
Retained earnings	3,530.6	3,238.3
Treasury stock, at cost; 13,349,769 and 12,540,065 shares held, respectively	(569.0)	(544.1)
Total Shareholders’ Equity	2,996.7	2,716.0
Total Liabilities and Shareholders’ Equity	$10,451.8	$10,665.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
New vehicle	$2,874.8	$2,933.1	$8,141.1	$8,685.0
Used vehicle	1,402.9	1,281.7	4,121.9	3,910.9
Parts and service	902.6	864.0	2,680.8	2,579.6
Finance and insurance, net	266.2	247.4	757.9	736.0
Other	14.7	23.0	85.1	89.6
TOTAL REVENUE	5,461.2	5,349.2	15,786.8	16,001.1
Cost of sales:
New vehicle	2,755.9	2,807.7	7,774.8	8,305.1
Used vehicle	1,310.6	1,190.7	3,842.3	3,642.9
Parts and service	493.6	473.4	1,461.0	1,416.2
Other	13.7	22.1	81.3	87.5
TOTAL COST OF SALES (excluding depreciation shown below)	4,573.8	4,493.9	13,159.4	13,451.7
Gross profit:
New vehicle	118.9	125.4	366.3	379.9
Used vehicle	92.3	91.0	279.6	268.0
Parts and service	409.0	390.6	1,219.8	1,163.4
Finance and insurance	266.2	247.4	757.9	736.0
Other	1.0	0.9	3.8	2.1
TOTAL GROSS PROFIT	887.4	855.3	2,627.4	2,549.4
Selling, general, and administrative expenses	653.8	626.2	1,913.8	1,878.3
Depreciation and amortization	45.2	42.9	133.7	124.0
Franchise rights impairment	—	—	9.6	8.1
Other income, net	(5.1)	(17.4)	(17.5)	(41.6)
OPERATING INCOME	193.5	203.6	587.8	580.6
Non-operating income (expense) items:
Floorplan interest expense	(33.0)	(32.7)	(109.4)	(93.4)
Other interest expense	(26.1)	(28.4)	(81.6)	(90.4)
Interest income	0.1	0.3	0.4	0.8
Other income, net	2.6	2.3	4.2	3.3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	137.1	145.1	401.4	400.9
Income tax provision	37.1	32.8	108.3	97.9
NET INCOME FROM CONTINUING OPERATIONS	100.0	112.3	293.1	303.0
Income (loss) from discontinued operations, net of income taxes	(0.5)	(0.3)	(0.8)	0.3
NET INCOME	$99.5	$112.0	$292.3	$303.3
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.11	$1.24	$3.25	$3.33
Discontinued operations	$(0.01)	$—	$(0.01)	$—
Net income	$1.11	$1.24	$3.24	$3.33
Weighted average common shares outstanding	89.9	90.4	90.1	91.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.11	$1.24	$3.24	$3.31
Discontinued operations	$(0.01)	$—	$(0.01)	$—
Net income	$1.10	$1.23	$3.23	$3.31
Weighted average common shares outstanding	90.4	90.8	90.4	91.6
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	89.2	89.9	89.2	89.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	92.0	—	92.0
Repurchases of common stock	—	—	—	—	(33.5)	(33.5)
Stock-based compensation expense	—	—	13.7	—	—	13.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(9.8)	—	7.4	(2.4)
BALANCE AT MARCH 31, 2019	102,562,149	1.0	24.7	3,330.3	(570.2)	2,785.8
Net income	—	—	—	100.8	—	100.8
Repurchases of common stock	—	—	—	—	(11.2)	(11.2)
Stock-based compensation expense	—	—	4.9	—	—	4.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(4.0)	—	6.6	2.6
BALANCE AT JUNE 30, 2019	102,562,149	1.0	25.6	3,431.1	(574.8)	2,882.9
Net income	—	—	—	99.5	—	99.5
Stock-based compensation expense	—	—	9.5	—	—	9.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.0)	—	5.8	4.8
BALANCE AT SEPTEMBER 30, 2019	102,562,149	$1.0	$34.1	$3,530.6	$(569.0)	$2,996.7

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	93.7	—	93.7
Repurchases of common stock	—	—	—	—	(26.6)	(26.6)
Stock-based compensation expense	—	—	14.3	—	—	14.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(2.2)	—	13.3	11.1
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT MARCH 31, 2018	102,562,149	1.0	16.1	2,936.0	(481.2)	2,471.9
Net income	—	—	—	97.6	—	97.6
Repurchases of common stock	—	—	—	—	(73.4)	(73.4)
Stock-based compensation expense	—	—	4.1	—	—	4.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.3)	—	1.7	0.4
BALANCE AT JUNE 30, 2018	102,562,149	1.0	18.9	3,033.6	(552.9)	2,500.6
Net income	—	—	—	112.0	—	112.0
Stock-based compensation expense	—	—	3.6	—	—	3.6
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(2.8)	—	4.6	1.8
BALANCE AT SEPTEMBER 30, 2018	102,562,149	$1.0	$19.7	$3,145.6	$(548.3)	$2,618.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2019	2018
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$292.3	$303.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	0.8	(0.3)
Depreciation and amortization	133.7	124.0
Amortization of debt issuance costs and accretion of debt discounts	3.9	4.2
Stock-based compensation expense	28.1	22.0
Deferred income tax provision	36.8	12.4
Net gain related to business/property dispositions	(19.1)	(38.5)
Franchise rights impairment	9.6	8.1
Non-cash impairment charges	2.2	2.2
Other	(4.1)	(2.5)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	143.6	309.4
Inventory	319.1	(44.9)
Other assets	34.1	(101.3)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade, net	(288.2)	(42.5)
Accounts payable	(37.0)	(28.1)
Other liabilities	9.7	7.0
Net cash provided by continuing operations	665.5	534.5
Net cash provided by discontinued operations	—	0.6
Net cash provided by operating activities	665.5	535.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(186.3)	(283.2)
Proceeds from the sale of property and equipment	0.5	24.0
Proceeds from assets held for sale	6.5	10.2
Insurance recoveries on property and equipment	3.3	1.1
Cash received from business divestitures, net of cash relinquished	67.2	144.2
Cash used in business acquisitions, net of cash acquired	(4.7)	(67.9)
Other	—	(0.6)
Net cash used in continuing operations	(113.5)	(172.2)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(113.5)	(172.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2019	2018
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(44.7)	(100.0)
Payment of 6.75% Senior Notes due 2018	—	(400.0)
Net proceeds from (payments of) commercial paper	(330.0)	270.0
Net payments of vehicle floorplan payable - non-trade	(180.0)	(147.6)
Payments of other debt obligations	(6.2)	(13.9)
Proceeds from the exercise of stock options	8.0	16.0
Payments of tax withholdings for stock-based awards	(3.0)	(2.7)
Other	—	(2.5)
Net cash used in continuing operations	(555.9)	(380.7)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(555.9)	(380.7)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3.9)	(17.8)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	49.4	71.1
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$45.5	$53.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2019, we owned and operated 319 new vehicle franchises from 233 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 31 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold during the nine months ended September 30, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). As of September 30, 2019, we also owned and operated 82 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, our automotive auctions, and our parts distribution centers, we owned and operated over 325 locations coast to coast.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. The critical accounting estimates made in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill and other intangible assets. Other significant accounting estimates include certain assumptions related to long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, and estimated tax liabilities.
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

2.    REVENUE RECOGNITION
Disaggregation of Revenue
The significant majority of our revenue is from contracts with customers. Taxes assessed by governmental authorities that are directly imposed on revenue transactions are excluded from revenue. In the following tables, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. We have determined that these categories depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The tables below also include a reconciliation of disaggregated revenue to reportable segment revenue.

	Three Months Ended September 30, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$925.4	$1,003.8	$945.6	$—	$2,874.8
Used vehicle	456.6	386.4	519.7	40.2	1,402.9
Parts and service	244.7	226.1	283.8	148.0	902.6
Finance and insurance, net	95.1	99.9	70.0	1.2	266.2
Other	6.8	6.3	1.4	0.2	14.7
	$1,728.6	$1,722.5	$1,820.5	$189.6	$5,461.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,547.1	$1,543.1	$1,579.0	$99.4	$4,768.6
Goods and services transferred over time(2)	181.5	179.4	241.5	90.2	692.6
	$1,728.6	$1,722.5	$1,820.5	$189.6	$5,461.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30, 2018
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$988.5	$1,070.3	$874.3	$—	$2,933.1
Used vehicle	424.4	365.3	463.6	28.4	1,281.7
Parts and service	271.6	235.8	269.4	87.2	864.0
Finance and insurance, net	88.6	94.4	60.0	4.4	247.4
Other	16.6	4.8	1.5	0.1	23.0
	$1,789.7	$1,770.6	$1,668.8	$120.1	$5,349.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,613.5	$1,591.6	$1,441.5	$35.0	$4,681.6
Goods and services transferred over time(2)	176.2	179.0	227.3	85.1	667.6
	$1,789.7	$1,770.6	$1,668.8	$120.1	$5,349.2

	Nine Months Ended September 30, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,600.9	$2,740.1	$2,800.1	$—	$8,141.1
Used vehicle	1,347.0	1,143.9	1,524.2	106.8	4,121.9
Parts and service	722.2	675.5	847.7	435.4	2,680.8
Finance and insurance, net	265.3	275.8	200.0	16.8	757.9
Other	69.3	10.6	3.5	1.7	85.1
	$5,004.7	$4,845.9	$5,375.5	$560.7	$15,786.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,473.6	$4,313.3	$4,654.0	$290.8	$13,731.7
Goods and services transferred over time(2)	531.1	532.6	721.5	269.9	2,055.1
	$5,004.7	$4,845.9	$5,375.5	$560.7	$15,786.8

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

Transaction Price Allocated to Remaining Performance Obligations
We sell a vehicle maintenance program (the AutoNation Vehicle Care Program or “VCP”) under which a customer purchases a specific number of maintenance services to be redeemed at an AutoNation location over a five-year term from the date of purchase. We satisfy our performance obligations related to this program and recognize revenue as the maintenance services are rendered, since the customer benefits when we have completed the maintenance service. The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$89.6	$29.1	$44.9	$15.6

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our receivables from contracts with customers are included in Receivables, net, our current contract asset is included in Other Current Assets, our long-term contract asset is included in Other Assets, our current contract liability is included in Other Current Liabilities, and our long-term contract liability is included in Other Long-Term Liabilities in our consolidated balance sheets.

The opening and closing balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities are as follows:

	September 30, 2019	December 31, 2018
Receivables from contracts with customers, net	$571.2	$706.7
Contract Asset (Current)	$25.6	$28.2
Contract Asset (Long-Term)	$10.1	$17.4
Contract Liability (Current)	$32.3	$31.6
Contract Liability (Long-Term)	$58.1	$61.9

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$7.4	$28.9
Performance obligations satisfied in previous periods	$2.0	$8.8

The differences between the opening and closing balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods. Other significant changes include contract assets of $27.5 million reclassified to receivables.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income from continuing operations	$100.0	$112.3	$293.1	$303.0
Income (loss) from discontinued operations, net of income taxes	(0.5)	(0.3)	(0.8)	0.3
Net income	$99.5	$112.0	$292.3	$303.3

Weighted average common shares outstanding used in calculating basic EPS	89.9	90.4	90.1	91.1
Effect of dilutive stock options and unvested RSUs	0.5	0.4	0.3	0.5
Weighted average common shares outstanding used in calculating diluted EPS	90.4	90.8	90.4	91.6

Basic EPS amounts(1):
Continuing operations	$1.11	$1.24	$3.25	$3.33
Discontinued operations	$(0.01)	$—	$(0.01)	$—
Net income	$1.11	$1.24	$3.24	$3.33

Diluted EPS amounts(1):
Continuing operations	$1.11	$1.24	$3.24	$3.31
Discontinued operations	$(0.01)	$—	$(0.01)	$—
Net income	$1.10	$1.23	$3.23	$3.31

(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	2.2	2.4	2.5	2.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2019	December 31, 2018
Trade receivables	$131.3	$130.4
Manufacturer receivables	203.4	242.3
Other	39.2	31.4
	373.9	404.1
Less: allowances for doubtful accounts	(0.4)	(4.6)
	373.5	399.5
Contracts-in-transit and vehicle receivables	415.2	568.6
Income taxes receivable (see Note 9)	40.8	8.1
Receivables, net	$829.5	$976.2

Trade receivables represent amounts due for parts and services that have been delivered or sold, excluding amounts due from manufacturers, as well as receivables from finance organizations for commissions on the sale of finance and insurance products. Manufacturer receivables represent amounts due from manufacturers for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers. We evaluate our receivables for collectability based on past collection experience.

5.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2019	December 31, 2018
New vehicles	$2,482.2	$2,874.8
Used vehicles	561.1	553.8
Parts, accessories, and other	237.4	221.9
Inventory	$3,280.7	$3,650.5

The components of vehicle floorplan payable are as follows:

	September 30, 2019	December 31, 2018
Vehicle floorplan payable - trade	$2,073.5	$2,388.0
Vehicle floorplan payable - non-trade	1,407.6	1,609.7
Vehicle floorplan payable	$3,481.1	$3,997.7

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.8% for the nine months ended September 30, 2019, and 3.4% for the nine months ended September 30, 2018. At September 30, 2019, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $3.1 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.8% for the nine months ended September 30, 2019, and 3.4% for the nine months ended September 30, 2018. At September 30, 2019, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was$515.0 million, of which $416.7 million had been borrowed. The remaining borrowing capacity of $98.3 million was limited to $0.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2019	December 31, 2018
Goodwill	$1,498.6	$1,513.2

Franchise rights - indefinite-lived	$566.5	$580.1
Other intangibles	23.9	22.2
	590.4	602.3
Less: accumulated amortization	(8.4)	(6.9)
Other intangible assets, net	$582.0	$595.4

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Leases	Classification	September 30, 2019
Assets
Operating	Operating Lease Assets	$328.8
Finance	Property and Equipment, Net and Other Assets	99.6
Total right-of-use assets		$428.4

Liabilities
Current
Operating	Other Current Liabilities	$39.8
Finance	Current Maturities of Long-Term Debt and Vehicle Floorplan Payable - Trade	67.1
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	302.5
Finance	Long-Term Debt, Net of Current Maturities	85.1
Total lease liabilities		$494.5

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease term
Operating	11 years
Finance	9 years
Weighted-average discount rate
Operating	5.29%
Finance	8.25%

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Three Months Ended	Nine Months Ended
Lease cost	Classification	September 30, 2019	September 30, 2019
Operating lease cost	Selling, general, and administrative expenses	$14.8	$45.6
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	2.6	8.2
Interest on lease liabilities	Other interest expense and floorplan interest expense	2.2	6.7
Short-term lease cost (1)	Selling, general, and administrative expenses	2.2	7.8
Variable lease cost	Selling, general, and administrative expenses	1.7	4.4
Sublease income	Selling, general, and administrative expenses	(0.2)	(1.0)
Net lease cost		$23.3	$71.7

(1) Includes leases with a term of one month or less.

Nine Months Ended
Other Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$45.4
Operating cash flows from finance leases (1)	$37.9
Financing cash flows from finance leases	$4.3
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$17.2
Finance lease liabilities	$34.0

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Twelve months ending September 30,
2020	$56.8	$74.1
2021	51.4	10.7
2022	46.6	10.7
2023	40.1	10.4
2024	34.5	10.7
Thereafter	233.9	99.9
Total lease payments	463.3	216.5
Less: interest	(121.0)	(64.3)
Present value of lease liabilities	$342.3	$152.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the future minimum lease obligations for leases with initial terms in excess of one year as presented in our Annual Report on Form 10-K for the year ended December 31, 2018 in accordance with ASC 840:

Maturity of Lease Liabilities	Operating Leases(1)	Capital Leases
Twelve months ending December 31,
2019	$61.2	$35.7
2020	51.0	10.4
2021	46.1	10.1
2022	42.1	10.2
2023	36.6	10.1
Thereafter	258.4	108.7
Total minimum lease payments	$495.4	$185.2
Less: amounts representing interest		(69.5)
		$115.7

(1)	Future minimum operating lease payments do not reflect future minimum sublease income of $2.2 million. Additionally, operating leases that are on a month-to-month basis are not included.

8.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2019	December 31, 2018
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$350.0	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Other debt (1)	Various dates through 2038	Monthly	130.4	133.1
			1,980.4	1,983.1
Less: unamortized debt discounts and debt issuance costs			(10.5)	(12.6)
Less: current maturities			(394.1)	(44.3)
Long-term debt, net of current maturities			$1,575.8	$1,926.2

(1) Other debt includes finance leases as of September 30, 2019, and capital leases as of December 31, 2018.
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
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on October 19, 2022. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2019, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

$41.7 million at September 30, 2019, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at September 30, 2019. As of September 30, 2019, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $948.4 million.
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
Other Long-Term Debt
At September 30, 2019, we had finance lease and other debt obligations of $130.4 million, which are due at various dates through 2038.
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
At September 30, 2019, we had $300.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.41% and a weighted-average remaining term of 8 days. At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days.

9.	INCOME TAXES
Income taxes receivable included in Receivables, net totaled $40.8 million at September 30, 2019, and $8.1 million at December 31, 2018.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shares repurchased	—	—	1.3	2.1
Aggregate purchase price	$—	$—	$44.7	$100.0
Average purchase price per share	$—	$—	$35.51	$47.58

As of September 30, 2019, $219.0 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Shares issued	0.1	0.1	0.2	0.4
Proceeds from the exercise of stock options	$4.9	$1.8	$8.0	$16.0
Average exercise price per share	$35.61	$16.67	$33.70	$39.20

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2019	2018	2019	2018
Shares issued	2,045	—	306,346	122,661
Shares surrendered to AutoNation to satisfy tax withholding obligations	899	—	85,331	55,420

11.	STORE DIVESTITURES
During the third quarter of 2019, we divested two Domestic stores, one Import store, and one collision center, and recognized a net gain of $5.8 million. During the second quarter of 2019, we divested one Import store and recognized a gain of $2.1 million, which was partially offset by a write-down of $0.7 million associated with a store divestiture that closed in the third quarter of 2019. During the first quarter of 2019, we divested two Import stores and recognized a net gain of $8.5 million.
During the third quarter of 2018, we divested one Import store and one Premium Luxury store, and recorded a net gain of $18.1 million. During the second quarter of 2018, we divested one Domestic store and two Import stores, and recognized a net gain of $1.6 million. During the first quarter of 2018, we divested seven Domestic stores, two Import stores, one Premium Luxury store, and one collision center, and recognized a net gain of $6.5 million. Write-downs associated with certain business divestitures that closed during the first quarter of 2018 were previously recorded during the fourth quarter of 2017.
Gains (losses) on divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

12.	ACQUISITIONS
During the nine months ended September 30, 2019, we purchased one parts distribution center located in Nevada and one parts distribution center located in Utah. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

subject to final adjustment. During the nine months ended September 30, 2018, we purchased one Premium Luxury store located in California, one collision center located in Maryland, and one collision center located in Texas.
The acquisitions that occurred during the nine months ended September 30, 2019 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire nine month periods ended September 30, 2019 and 2018, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

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

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$45.0	$48.6
Restricted cash included in Current Assets	0.5	0.8
Total cash, cash equivalents, and restricted cash	$45.5	$49.4

Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $25.1 million at September 30, 2019, and $36.9 million at September 30, 2018. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for supplemental information on lease liabilities arising from obtaining right-of-use assets.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $185.3 million during the nine months ended September 30, 2019, and $179.3 million during the nine months ended September 30, 2018. We made income tax payments, net of income tax refunds, of $103.2 million during the nine months ended September 30, 2019, and $182.1 million during the nine months ended September 30, 2018.

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

•
Investment in Security: Our investment in security consists of an equity security that does not have a readily determinable fair value. Therefore, we have elected to apply a measurement alternative and record the equity interest at its cost of $50.0 million, which will be subsequently adjusted for observable price changes. The equity interest is reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. We have considered all relevant transactions since the date of our investment through September 30, 2019, and we have not recorded any impairments or upward or downward adjustments to the carrying amount of our investment as of September 30, 2019, as there have not been any changes in the observable price of our equity interest as of such date.

•
Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	September 30, 2019	December 31, 2018
Carrying value	$1,969.9	$1,970.5
Fair value	$2,027.4	$1,908.9

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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2019 and 2018:

	2019		2018
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights and other	$8.9	$(9.9)	$31.7	$(8.1)
Right-of-use assets	$0.1	$(0.2)	$—	$—
Long-lived assets held and used	$—	$(0.1)	$—	$(1.6)
Assets held for sale:
Continuing operations	$26.1	$(1.6)	$7.4	$(0.6)
Discontinued operations	5.4	(0.5)	—	—
Total assets held for sale	$31.5	$(2.1)	$7.4	$(0.6)

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The non-cash impairment charges recorded during the nine months ended September 30, 2019 and 2018, are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information. No franchise rights impairment charges were recorded during the three months ended September 30, 2019 and 2018.
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
We had assets held for sale in continuing operations of $114.2 million as of September 30, 2019, and $67.8 million as of December 31, 2018, primarily related to property held for sale, as well as inventory, goodwill, franchise rights, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $13.3 million as of September 30, 2019, and $14.1 million as of December 31, 2018, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on our right-of-use assets.
The non-cash impairment charges recorded during the three and nine months ended September 30, 2019 and 2018, are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

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
As of September 30, 2019 and 2018, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $15 million at September 30, 2019. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2019. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2019, surety bonds, letters of credit, and cash deposits totaled $108.4 million, of which $41.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of compliance with such laws will have a material adverse effect on our business, results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. We do not have any material known environmental commitments or contingencies.

16.	BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2019, approximately 62% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 92% of the new vehicles sold during the nine months ended September 30, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $203.4 million at September 30, 2019, and $242.3 million at December 31, 2018. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2019, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

17.	SEGMENT INFORMATION
At September 30, 2019 and 2018, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides information on revenues from external customers and segment income of our reportable segments.

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,728.6	$1,722.5	$1,820.5	$1,789.7	$1,770.6	$1,668.8
Segment income (1)	$70.3	$86.9	$89.0	$67.2	$85.3	$76.9

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$5,004.7	$4,845.9	$5,375.5	$5,389.5	$5,140.2	$5,116.8
Segment income (1)	$192.4	$240.9	$268.6	$194.6	$236.2	$249.5

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total segment income for reportable segments	$246.2	$229.4	$701.9	$680.3
Corporate and other	(85.7)	(58.5)	(223.5)	(193.1)
Other interest expense	(26.1)	(28.4)	(81.6)	(90.4)
Interest income	0.1	0.3	0.4	0.8
Other income, net	2.6	2.3	4.2	3.3
Income from continuing operations before income taxes	$137.1	$145.1	$401.4	$400.9

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2019, we owned and operated 319 new vehicle franchises from 233 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 31 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold during the nine months ended September 30, 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Nissan, and Volkswagen (including Audi and Porsche). As of September 30, 2019, we also owned and operated 82 AutoNation-branded collision centers, and together with our vehicle dealerships, our AutoNation USA stores, our automotive auctions, and our parts distribution centers, we owned and operated over 325 locations coast to coast.
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
At September 30, 2019, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2019, new vehicle sales accounted for approximately 52% of our total revenue and approximately 14% of our total gross profit. Used vehicle sales accounted for approximately 26% of our total revenue and approximately 11% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 22% of our total revenue for the nine months ended September 30, 2019, contributed approximately 75% of our total gross profit for the same period.

Market Conditions
In the third quarter of 2019, U.S. industry retail new vehicle unit sales increased 1% as compared to the third quarter of 2018. We currently expect that full-year U.S. industry new vehicle unit sales in 2019 will be approximately 17 million, driven by higher than expected fleet sales and lower than expected interest rates; however, actual sales may materially differ. The rise in consumer borrowing rates over the past two years, combined with rising vehicle prices, has put pressure on industry retail new vehicle unit sales. Based on industry data, vehicle leasing and manufacturer incentives remain at historically elevated levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. In addition, elevated levels in off-lease late-model used vehicles supply could continue to benefit retail used vehicle unit volume but adversely impact retail new vehicle unit volume and pricing.
On October 25, 2019, the United Auto Workers ended its six-week long strike against General Motors (“GM”) after its membership ratified a new four-year contract with GM. We have 33 GM stores in our portfolio. There were no material impacts to our results during the third quarter of 2019.
Results of Operations
During the three months ended September 30, 2019, we had net income from continuing operations of $100.0 million, or $1.11 per share on a diluted basis, as compared to net income from continuing operations of $112.3 million, or $1.24 per share on a diluted basis, during the same period in 2018.

New vehicle unit volume decreased 6% during the third quarter of 2019, as compared to the third quarter of 2018, as we focused on balancing new vehicle gross profit per vehicle retailed (“PVR”) and unit volume. In addition, SG&A expenses increased as compared to the prior year period primarily due to performance-driven increases in compensation expense, as well as severance and other related expenses of $11.0 million we recognized in connection with the separation of an executive during the third quarter of 2019. The decrease in new vehicle unit volume and increase in SG&A expenses were partially offset by increases in finance and insurance gross profit of 8% and parts and service gross profit of 5%, each as compared to the third quarter of 2018, due in part to our brand extension strategy.
Net income from continuing operations during the three months ended September 30, 2019 and 2018, benefited from net after-tax gains of $4.6 million and $13.7 million, respectively, related to store/property divestitures.
Strategic Initiatives
We continue to build upon our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), AutoNation-branded collision centers, AutoNation-branded automotive auctions, AutoNation USA stand-alone used vehicle sales and service centers, and our parts distribution network.
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
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and as a result, our new vehicle inventory balance was net of cumulative write-downs of $1.0 million at September 30, 2019, and $0.5 million at December 31, 2018.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $2.9 million at September 30, 2019, and $3.2 million at December 31, 2018.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $10.4 million at September 30, 2019, and $6.4 million at December 31, 2018.

Critical Accounting Estimates
We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For additional discussion of our critical accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
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
As of September 30, 2019, we have $227.1 million of goodwill related to the Domestic reporting unit, $495.7 million related to the Import reporting unit, $715.0 million related to the Premium Luxury reporting unit, $41.7 million related to the Collision Center reporting unit, and $19.1 million related to the Parts Center reporting unit.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,874.8	$2,933.1	$(58.3)	(2.0)	$8,141.1	$8,685.0	$(543.9)	(6.3)
Retail used vehicle	1,326.5	1,211.6	114.9	9.5	3,895.5	3,666.1	229.4	6.3
Wholesale	76.4	70.1	6.3	9.0	226.4	244.8	(18.4)	(7.5)
Used vehicle	1,402.9	1,281.7	121.2	9.5	4,121.9	3,910.9	211.0	5.4
Finance and insurance, net	266.2	247.4	18.8	7.6	757.9	736.0	21.9	3.0
Total variable operations(1)	4,543.9	4,462.2	81.7	1.8	13,020.9	13,331.9	(311.0)	(2.3)
Parts and service	902.6	864.0	38.6	4.5	2,680.8	2,579.6	101.2	3.9
Other	14.7	23.0	(8.3)		85.1	89.6	(4.5)
Total revenue	$5,461.2	$5,349.2	$112.0	2.1	$15,786.8	$16,001.1	$(214.3)	(1.3)
Gross profit:
New vehicle	$118.9	$125.4	$(6.5)	(5.2)	$366.3	$379.9	$(13.6)	(3.6)
Retail used vehicle	87.6	87.4	0.2	0.2	262.4	256.4	6.0	2.3
Wholesale	4.7	3.6	1.1		17.2	11.6	5.6
Used vehicle	92.3	91.0	1.3	1.4	279.6	268.0	11.6	4.3
Finance and insurance	266.2	247.4	18.8	7.6	757.9	736.0	21.9	3.0
Total variable operations(1)	477.4	463.8	13.6	2.9	1,403.8	1,383.9	19.9	1.4
Parts and service	409.0	390.6	18.4	4.7	1,219.8	1,163.4	56.4	4.8
Other	1.0	0.9	0.1		3.8	2.1	1.7
Total gross profit	887.4	855.3	32.1	3.8	2,627.4	2,549.4	78.0	3.1
Selling, general, and administrative expenses	653.8	626.2	(27.6)	(4.4)	1,913.8	1,878.3	(35.5)	(1.9)
Depreciation and amortization	45.2	42.9	(2.3)		133.7	124.0	(9.7)
Franchise rights impairment	—	—	—		9.6	8.1	(1.5)
Other income, net	(5.1)	(17.4)	(12.3)		(17.5)	(41.6)	(24.1)
Operating income	193.5	203.6	(10.1)	(5.0)	587.8	580.6	7.2	1.2
Non-operating income (expense) items:
Floorplan interest expense	(33.0)	(32.7)	(0.3)		(109.4)	(93.4)	(16.0)
Other interest expense	(26.1)	(28.4)	2.3		(81.6)	(90.4)	8.8
Interest income	0.1	0.3	(0.2)		0.4	0.8	(0.4)
Other income, net	2.6	2.3	0.3		4.2	3.3	0.9
Income from continuing operations before income taxes	$137.1	$145.1	$(8.0)	(5.5)	$401.4	$400.9	$0.5	0.1
Retail vehicle unit sales:
New vehicle	74,190	79,237	(5,047)	(6.4)	208,219	232,469	(24,250)	(10.4)
Used vehicle	63,581	60,446	3,135	5.2	187,091	182,737	4,354	2.4
	137,771	139,683	(1,912)	(1.4)	395,310	415,206	(19,896)	(4.8)
Revenue per vehicle retailed:
New vehicle	$38,749	$37,017	$1,732	4.7	$39,099	$37,360	$1,739	4.7
Used vehicle	$20,863	$20,044	$819	4.1	$20,821	$20,062	$759	3.8
Gross profit per vehicle retailed:
New vehicle	$1,603	$1,583	$20	1.3	$1,759	$1,634	$125	7.6
Used vehicle	$1,378	$1,446	$(68)	(4.7)	$1,403	$1,403	$—	—
Finance and insurance	$1,932	$1,771	$161	9.1	$1,917	$1,773	$144	8.1
Total variable operations(2)	$3,431	$3,295	$136	4.1	$3,508	$3,305	$203	6.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019 (%)	2018 (%)	2019 (%)	2018 (%)
Revenue mix percentages:
New vehicle	52.6	54.8	51.6	54.3
Used vehicle	25.7	24.0	26.1	24.4
Parts and service	16.5	16.2	17.0	16.1
Finance and insurance, net	4.9	4.6	4.8	4.6
Other	0.3	0.4	0.5	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	13.4	14.7	13.9	14.9
Used vehicle	10.4	10.6	10.6	10.5
Parts and service	46.1	45.7	46.4	45.6
Finance and insurance	30.0	28.9	28.8	28.9
Other	0.1	0.1	0.3	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.1	4.3	4.5	4.4
Used vehicle - retail	6.6	7.2	6.7	7.0
Parts and service	45.3	45.2	45.5	45.1
Total	16.2	16.0	16.6	15.9
Selling, general, and administrative expenses	12.0	11.7	12.1	11.7
Operating income	3.5	3.8	3.7	3.6
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	73.7	73.2	72.8	73.7
Operating income	21.8	23.8	22.4	22.8

	September 30,
	2019	2018
Inventory days supply:
New vehicle (industry standard of selling days)	55 days	63 days
Used vehicle (trailing calendar month days)	37 days	37 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,836.3	$2,855.3	$(19.0)	(0.7)	$7,965.6	$8,431.6	$(466.0)	(5.5)
Retail used vehicle	1,308.1	1,179.0	129.1	10.9	3,806.9	3,556.2	250.7	7.0
Wholesale	75.5	68.7	6.8	9.9	221.7	238.7	(17.0)	(7.1)
Used vehicle	1,383.6	1,247.7	135.9	10.9	4,028.6	3,794.9	233.7	6.2
Finance and insurance, net	263.6	242.0	21.6	8.9	746.4	718.3	28.1	3.9
Total variable operations(1)	4,483.5	4,345.0	138.5	3.2	12,740.6	12,944.8	(204.2)	(1.6)
Parts and service	889.0	840.7	48.3	5.7	2,612.7	2,501.2	111.5	4.5
Other	14.6	22.8	(8.2)		83.0	89.5	(6.5)
Total revenue	$5,387.1	$5,208.5	$178.6	3.4	$15,436.3	$15,535.5	$(99.2)	(0.6)
Gross profit:
New vehicle	$117.7	$122.7	$(5.0)	(4.1)	$359.8	$374.5	$(14.7)	(3.9)
Retail used vehicle	87.2	85.8	1.4	1.6	258.7	251.4	7.3	2.9
Wholesale	4.8	3.6	1.2		16.7	11.9	4.8
Used vehicle	92.0	89.4	2.6	2.9	275.4	263.3	12.1	4.6
Finance and insurance	263.6	242.0	21.6	8.9	746.4	718.3	28.1	3.9
Total variable operations(1)	473.3	454.1	19.2	4.2	1,381.6	1,356.1	25.5	1.9
Parts and service	402.8	380.3	22.5	5.9	1,189.3	1,128.1	61.2	5.4
Other	1.0	0.7	0.3		3.8	2.3	1.5
Total gross profit	$877.1	$835.1	$42.0	5.0	$2,574.7	$2,486.5	$88.2	3.5
Retail vehicle unit sales:
New vehicle	73,271	76,818	(3,547)	(4.6)	204,022	224,656	(20,634)	(9.2)
Used vehicle	62,708	58,440	4,268	7.3	182,616	176,054	6,562	3.7
	135,979	135,258	721	0.5	386,638	400,710	(14,072)	(3.5)
Revenue per vehicle retailed:
New vehicle	$38,710	$37,170	$1,540	4.1	$39,043	$37,531	$1,512	4.0
Used vehicle	$20,860	$20,175	$685	3.4	$20,846	$20,199	$647	3.2
Gross profit per vehicle retailed:
New vehicle	$1,606	$1,597	$9	0.6	$1,764	$1,667	$97	5.8
Used vehicle	$1,391	$1,468	$(77)	(5.2)	$1,417	$1,428	$(11)	(0.8)
Finance and insurance	$1,939	$1,789	$150	8.4	$1,930	$1,793	$137	7.6
Total variable operations(2)	$3,445	$3,331	$114	3.4	$3,530	$3,355	$175	5.2

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019 (%)	2018 (%)	2019 (%)	2018 (%)
Revenue mix percentages:
New vehicle	52.6	54.8	51.6	54.3
Used vehicle	25.7	24.0	26.1	24.4
Parts and service	16.5	16.1	16.9	16.1
Finance and insurance, net	4.9	4.6	4.8	4.6
Other	0.3	0.5	0.6	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	13.4	14.7	14.0	15.1
Used vehicle	10.5	10.7	10.7	10.6
Parts and service	45.9	45.5	46.2	45.4
Finance and insurance	30.1	29.0	29.0	28.9
Other	0.1	0.1	0.1	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.1	4.3	4.5	4.4
Used vehicle - retail	6.7	7.3	6.8	7.1
Parts and service	45.3	45.2	45.5	45.1
Total	16.3	16.0	16.7	16.0

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,874.8	$2,933.1	$(58.3)	(2.0)	$8,141.1	$8,685.0	$(543.9)	(6.3)
Gross profit	$118.9	$125.4	$(6.5)	(5.2)	$366.3	$379.9	$(13.6)	(3.6)
Retail vehicle unit sales	74,190	79,237	(5,047)	(6.4)	208,219	232,469	(24,250)	(10.4)
Revenue per vehicle retailed	$38,749	$37,017	$1,732	4.7	$39,099	$37,360	$1,739	4.7
Gross profit per vehicle retailed	$1,603	$1,583	$20	1.3	$1,759	$1,634	$125	7.6
Gross profit as a percentage of revenue	4.1%	4.3%			4.5%	4.4%
Inventory days supply (industry standard of selling days)	55 days	63 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,836.3	$2,855.3	$(19.0)	(0.7)	$7,965.6	$8,431.6	$(466.0)	(5.5)
Gross profit	$117.7	$122.7	$(5.0)	(4.1)	$359.8	$374.5	$(14.7)	(3.9)
Retail vehicle unit sales	73,271	76,818	(3,547)	(4.6)	204,022	224,656	(20,634)	(9.2)
Revenue per vehicle retailed	$38,710	$37,170	$1,540	4.1	$39,043	$37,531	$1,512	4.0
Gross profit per vehicle retailed	$1,606	$1,597	$9	0.6	$1,764	$1,667	$97	5.8
Gross profit as a percentage of revenue	4.1%	4.3%			4.5%	4.4%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $38.5 million and $77.8 million in new vehicle revenue and $1.2 million and $2.7 million in new vehicle gross profit for the three months ended September 30, 2019 and 2018, respectively, and $175.5 million and $253.4 million in new vehicle revenue and $6.5 million and $5.4 million in new vehicle gross profit for the nine months ended September 30, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as new add-point openings.
Third Quarter 2019 compared to Third Quarter 2018
Same store new vehicle revenue decreased during the three months ended September 30, 2019, as compared to the same period in 2018, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was due in part to declines in our Domestic and Import segments as we continued to focus on balancing gross profit PVRs and unit volume. In addition, same store unit volume was adversely impacted by competitive market conditions including higher relative consumer borrowing rates, rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles.
Same store revenue PVR increased during the three months ended September 30, 2019, as compared to the same period in 2018, due in part to a shift in mix toward Premium Luxury vehicles, trucks, and sport utility vehicles, all of which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR increased slightly during the three months ended September 30, 2019, as compared to the same period in 2018, as we focused on balancing gross profit PVRs and unit volume. Additionally, gross profit PVR benefited from several recent product refreshes and new product offerings by Premium Luxury manufacturers. The increases were partially offset by decreases in gross profit PVRs for Domestic and Import vehicles due to the competitive market conditions discussed above. Additionally, the prior year benefited from the recognition of certain performance-based manufacturer payments related to Import vehicles previously sold, which favorably impacted same store new vehicle gross profit by $3.5 million. We recognized these manufacturer payments during the third quarter of 2018 due to our achievement of certain manufacturer program objectives.

First Nine Months 2019 compared to First Nine Months 2018
Same store new vehicle revenue decreased during the nine months ended September 30, 2019, as compared to the same period in 2018, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. Same store unit volume declined as we continued to focus on balancing gross profit PVRs and unit volume. In addition, same store unit volume decreased due to overall competitive market conditions in a weaker new vehicle sales environment, which has been impacted by higher relative consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles.
Same store revenue PVR increased during the nine months ended September 30, 2019, as compared to the same period in 2018, due in part to a shift in mix toward Premium Luxury vehicles and trucks and sport utility vehicles, all of which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR increased during the nine months ended September 30, 2019, as compared to the same period in 2018, as we focused on balancing gross profit PVRs and unit volume. Same store gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVRs.
New Vehicle Inventory Carrying Cost
The following table details net new vehicle inventory carrying cost, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit in accordance with GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2019	2018	Variance	2019	2018	Variance
Floorplan assistance	$28.7	$28.9	$(0.2)	$81.5	$87.1	$(5.6)
New vehicle floorplan interest expense	(30.1)	(30.5)	0.4	(101.4)	(87.2)	(14.2)
Net new vehicle inventory carrying cost	$(1.4)	$(1.6)	$0.2	$(19.9)	$(0.1)	$(19.8)
Third Quarter 2019 compared to Third Quarter 2018
The net new vehicle inventory carrying cost was relatively flat during the three months ended September 30, 2019, as compared to the same period in 2018.
First Nine Months 2019 compared to First Nine Months 2018
The net new vehicle inventory carrying cost increased during the nine months ended September 30, 2019, as compared to the same period in 2018, due to an increase in floorplan interest expense and a decrease in floorplan assistance. Floorplan interest expense increased due to higher average interest rates and higher average vehicle floorplan balances. Floorplan assistance decreased due to lower new vehicle unit sales, partially offset by an increase in the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,326.5	$1,211.6	$114.9	9.5	$3,895.5	$3,666.1	$229.4	6.3
Wholesale revenue	76.4	70.1	6.3	9.0	226.4	244.8	(18.4)	(7.5)
Total revenue	$1,402.9	$1,281.7	$121.2	9.5	$4,121.9	$3,910.9	$211.0	5.4
Retail gross profit	$87.6	$87.4	$0.2	0.2	$262.4	$256.4	$6.0	2.3
Wholesale gross profit	4.7	3.6	1.1		17.2	11.6	5.6
Total gross profit	$92.3	$91.0	$1.3	1.4	$279.6	$268.0	$11.6	4.3
Retail vehicle unit sales	63,581	60,446	3,135	5.2	187,091	182,737	4,354	2.4
Revenue per vehicle retailed	$20,863	$20,044	$819	4.1	$20,821	$20,062	$759	3.8
Gross profit per vehicle retailed	$1,378	$1,446	$(68)	(4.7)	$1,403	$1,403	$—	—
Gross profit as a percentage of revenue	6.6%	7.2%			6.7%	7.0%
Inventory days supply (trailing calendar month days)	37 days	37 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,308.1	$1,179.0	$129.1	10.9	$3,806.9	$3,556.2	$250.7	7.0
Wholesale revenue	75.5	68.7	6.8	9.9	221.7	238.7	(17.0)	(7.1)
Total revenue	$1,383.6	$1,247.7	$135.9	10.9	$4,028.6	$3,794.9	$233.7	6.2
Retail gross profit	$87.2	$85.8	$1.4	1.6	$258.7	$251.4	$7.3	2.9
Wholesale gross profit	4.8	3.6	1.2		16.7	11.9	4.8
Total gross profit	$92.0	$89.4	$2.6	2.9	$275.4	$263.3	$12.1	4.6
Retail vehicle unit sales	62,708	58,440	4,268	7.3	182,616	176,054	6,562	3.7
Revenue per vehicle retailed	$20,860	$20,175	$685	3.4	$20,846	$20,199	$647	3.2
Gross profit per vehicle retailed	$1,391	$1,468	$(77)	(5.2)	$1,417	$1,428	$(11)	(0.8)
Gross profit as a percentage of revenue	6.7%	7.3%			6.8%	7.1%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $19.3 million and $34.0 million in total used vehicle revenue and $0.3 million and $1.6 million in total used vehicle gross profit for the three months ended September 30, 2019 and 2018, respectively, and $93.3 million and $116.0 million in total used vehicle revenue and $4.2 million and $4.7 million in total used vehicle gross profit for the nine months ended September 30, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and an automotive auction.
Third Quarter 2019 compared to Third Quarter 2018
Same store retail used vehicle revenue increased during the three months ended September 30, 2019, as compared to the same period in 2018, due to increases in same store unit volume and revenue PVR. The increase in same store unit volume is due to an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market. With the continued elevated levels in off-lease supply of late-model used vehicles, the average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles.
Same store revenue PVR increased during the three months ended September 30, 2019, as compared to the same period in 2018, due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sports utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.

Same store gross profit PVR decreased during the three months ended September 30, 2019, as compared to the same period in 2018, due in part to compressed margins on certified pre-owned vehicles in the Premium Luxury segment.
First Nine Months 2019 compared to First Nine Months 2018
Same store retail used vehicle revenue increased during the nine months ended September 30, 2019, as compared to the same period in 2018, due to increases in same store unit volume and revenue PVR. The increase in same store unit volume is due to an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market. With the continued elevated levels in off-lease supply of late-model used vehicles, the average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles.
Same store revenue PVR increased during the nine months ended September 30, 2019, as compared to the same period in 2018, due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sports utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. The increase in same store revenue PVR was partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR was relatively flat during the nine months ended September 30, 2019, as compared to the same period in 2018.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$902.6	$864.0	$38.6	4.5	$2,680.8	$2,579.6	$101.2	3.9
Gross Profit	$409.0	$390.6	$18.4	4.7	$1,219.8	$1,163.4	$56.4	4.8
Gross profit as a percentage of revenue	45.3%	45.2%			45.5%	45.1%
Same Store:
Revenue	$889.0	$840.7	$48.3	5.7	$2,612.7	$2,501.2	$111.5	4.5
Gross Profit	$402.8	$380.3	$22.5	5.9	$1,189.3	$1,128.1	$61.2	5.4
Gross profit as a percentage of revenue	45.3%	45.2%			45.5%	45.1%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision services.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $13.6 million and $23.3 million in parts and service revenue and $6.2 million and $10.3 million in parts and service gross profit for the three months ended September 30, 2019 and 2018, respectively, and $68.1 million and $78.4 million in parts and service revenue and $30.5 million and $35.3 million in parts and service gross profit for the nine months ended ended September 30, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, collision centers, and parts distribution centers.
Third Quarter 2019 compared to Third Quarter 2018
During the three months ended September 30, 2019, same store parts and service gross profit increased as compared to the same period in 2018, primarily due to increases in gross profit associated with customer-pay service of $11.6 million, warranty service of $4.7 million, and the preparation of vehicles for sale of $4.4 million.
Customer-pay service gross profit benefited from an increase in volume, higher value customer-pay repair orders, our parts initiatives, and price increases. Warranty service gross profit benefited from improved parts and labor rates negotiated with certain manufacturers. Gross profit associated with the preparation of vehicles for sale benefited from higher used vehicle unit volume.
First Nine Months 2019 compared to First Nine Months 2018
During the nine months ended September 30, 2019, same store parts and service gross profit increased as compared to the same period in 2018, primarily due to increases in gross profit associated with customer-pay service of $31.0 million, warranty service of $18.6 million, wholesale parts sales of $6.0 million, and the preparation of vehicles for sale of $4.5 million.
Customer-pay service gross profit benefited from an increase in volume, higher value customer-pay repair orders, our parts initiatives, and price increases. Warranty service gross profit benefited from an increase in volume and improved parts and labor rates negotiated with certain manufacturers. Gross profit from wholesale parts sales increased due to our brand extension strategy. Gross profit associated with the preparation of vehicles for sale benefited from higher used vehicle unit volume.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$266.2	$247.4	$18.8	7.6	$757.9	$736.0	$21.9	3.0
Gross profit per vehicle retailed	$1,932	$1,771	$161	9.1	$1,917	$1,773	$144	8.1
Same Store:
Revenue and gross profit	$263.6	$242.0	$21.6	8.9	$746.4	$718.3	$28.1	3.9
Gross profit per vehicle retailed	$1,939	$1,789	$150	8.4	$1,930	$1,793	$137	7.6

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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $2.6 million and $5.4 million for the three months ended September 30, 2019 and 2018, respectively, and $11.5 million and $17.7 million for the nine months ended September 30, 2019 and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores.

Third Quarter 2019 compared to Third Quarter 2018
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to an increase in product penetration and higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Finance and insurance gross profit PVR also benefited from higher realized margins on arranged customer financing and amounts financed per transaction. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles. Finance and insurance gross profit PVR was also adversely impacted by a decrease in retrospective commissions due in part to higher claim activity. We expect retrospective commissions to continue to decrease as compared to recent years.
First Nine Months 2019 compared to First Nine Months 2018
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to an increase in product penetration and higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Finance and insurance gross profit PVR also benefited from an increase in amounts financed per transaction and higher realized margins on arranged customer financing. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles. Finance and insurance gross profit PVR was also adversely impacted by a decrease in retrospective commissions due in part to higher claim activity. We expect retrospective commissions to continue to decrease as compared to recent years.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,728.6	$1,789.7	$(61.1)	(3.4)	$5,004.7	$5,389.5	$(384.8)	(7.1)
Import	1,722.5	1,770.6	(48.1)	(2.7)	4,845.9	5,140.2	(294.3)	(5.7)
Premium Luxury	1,820.5	1,668.8	151.7	9.1	5,375.5	5,116.8	258.7	5.1
Total	5,271.6	5,229.1	42.5	0.8	15,226.1	15,646.5	(420.4)	(2.7)
Corporate and other	189.6	120.1	69.5	57.9	560.7	354.6	206.1	58.1
Total consolidated revenue	$5,461.2	$5,349.2	$112.0	2.1	$15,786.8	$16,001.1	$(214.3)	(1.3)
Segment income(1):
Domestic	$70.3	$67.2	$3.1	4.6	$192.4	$194.6	$(2.2)	(1.1)
Import	86.9	85.3	1.6	1.9	240.9	236.2	4.7	2.0
Premium Luxury	89.0	76.9	12.1	15.7	268.6	249.5	19.1	7.7
Total	246.2	229.4	16.8	7.3	701.9	680.3	21.6	3.2
Corporate and other	(85.7)	(58.5)	(27.2)		(223.5)	(193.1)	(30.4)
Floorplan interest expense	33.0	32.7	(0.3)		109.4	93.4	(16.0)
Operating income	$193.5	$203.6	$(10.1)	(5.0)	$587.8	$580.6	$7.2	1.2

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	23,227	25,966	(2,739)	(10.5)	66,117	76,871	(10,754)	(14.0)
Import	34,765	37,540	(2,775)	(7.4)	95,478	107,776	(12,298)	(11.4)
Premium Luxury	16,198	15,731	467	3.0	46,624	47,822	(1,198)	(2.5)
	74,190	79,237	(5,047)	(6.4)	208,219	232,469	(24,250)	(10.4)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,728.6	$1,789.7	$(61.1)	(3.4)	$5,004.7	$5,389.5	$(384.8)	(7.1)
Segment income	$70.3	$67.2	$3.1	4.6	$192.4	$194.6	$(2.2)	(1.1)
Retail new vehicle unit sales	23,227	25,966	(2,739)	(10.5)	66,117	76,871	(10,754)	(14.0)
Third Quarter 2019 compared to Third Quarter 2018
Domestic revenue decreased during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume and a realignment of certain parts distribution centers, partially offset by increases in used vehicle unit volume and new and used vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions including higher relative consumer borrowing rates, rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles. Used vehicle unit volume increased as a result of an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. The increases in new and used vehicle revenue PVR were due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income increased during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in product penetration and higher realized margins on vehicle service contracts. Increases in Domestic segment income were partially offset by a decrease in new vehicle gross profit due to decreases in new vehicle unit volume and new vehicle gross profit PVRs as a result of the competitive market conditions discussed above.
First Nine Months 2019 compared to First Nine Months 2018
Domestic revenue decreased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume, a realignment of certain parts distribution centers, and the divestitures we completed in 2018, partially offset by an increase in new vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher relative consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles. The increase in new vehicle revenue PVR was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income decreased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle gross profit resulting from decreases in new vehicle unit volume and new vehicle gross profit PVR impacted by the competitive market conditions discussed above. Domestic segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by a decrease in SG&A expenses, an increase in parts and service gross profit associated with customer-pay service and warranty, and an increase in finance and insurance revenue and gross profit, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,722.5	$1,770.6	$(48.1)	(2.7)	$4,845.9	$5,140.2	$(294.3)	(5.7)
Segment income	$86.9	$85.3	$1.6	1.9	$240.9	$236.2	$4.7	2.0
Retail new vehicle unit sales	34,765	37,540	(2,775)	(7.4)	95,478	107,776	(12,298)	(11.4)
Third Quarter 2019 compared to Third Quarter 2018
Import revenue decreased during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume and the divestitures we completed in 2018 and 2019, partially offset by increases in used vehicle unit volume and used vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions including higher relative consumer borrowing rates and historically elevated levels in off-lease supply of late-model used vehicles. Used vehicle unit volume increased as a result of an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. Used vehicle revenue PVR increased due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sport utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.
Import segment income increased during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to increases in finance and insurance revenue and gross profit, which benefited from an increase in product penetration and higher realized margins on vehicle service contracts, and parts and service gross profit associated with customer-pay service and warranty. Import segment income also benefited from decreases in SG&A and floorplan interest expenses, primarily due to the divestitures we completed in 2018 and 2019. Increases in Import segment income were partially offset by a decrease in new vehicle gross profit due to the decrease in new vehicle unit volume, as well as a decrease in new vehicle gross profit PVRs. The prior year benefited from the recognition of certain performance-based manufacturer payments related to Import vehicles previously sold, which favorably impacted new vehicle gross profit by $4.8 million. We recognized these manufacturer payments during the third quarter of 2018 due to our achievement of certain manufacturer program objectives.
First Nine Months 2019 compared to First Nine Months 2018
Import revenue decreased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume and the divestitures we completed in 2018 and 2019, partially offset by increases in used vehicle unit volume and used vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher relative consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles. Used vehicle unit volume increased as a result of an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. Used vehicle revenue PVR increased due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sport utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.
Import segment income increased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in SG&A expenses, due to the divestitures we completed in 2018 and 2019, as well as an increase in used vehicle unit volume. Increases in Import segment income were partially offset by a decrease in new vehicle gross profit due to the decrease in new vehicle unit volume discussed above.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,820.5	$1,668.8	$151.7	9.1	$5,375.5	$5,116.8	$258.7	5.1
Segment income	$89.0	$76.9	$12.1	15.7	$268.6	$249.5	$19.1	7.7
Retail new vehicle unit sales	16,198	15,731	467	3.0	46,624	47,822	(1,198)	(2.5)
Third Quarter 2019 compared to Third Quarter 2018
Premium Luxury revenue increased during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to increases in new and used vehicle revenue PVR and used vehicle unit volume. The increase in new and used vehicle revenue PVR was due in part to a shift in mix toward sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle revenue PVR also increased due to increases in the manufacturers’ suggested retail prices. The increase in used vehicle unit volume resulted from an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. Premium Luxury revenue also benefited from an acquisition and a new add-point opening completed in 2018 and 2019, respectively.
Premium Luxury segment income increased during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to increases in finance and insurance revenue and gross profit, which benefited from an increase in product penetration and higher realized margins on vehicle service contracts, and parts and service gross profit primarily associated with customer-pay, internal, and warranty. Premium Luxury segment income also benefited from an increase in new vehicle gross profit PVR as we focused on balancing gross profit PVRs and unit volume, as well as due to several recent product refreshes and new product offerings by Premium Luxury manufacturers. Increases in Premium Luxury segment income were partially offset by an increase in SG&A expenses due in part to the acquisition and new add-point opening discussed above.
First Nine Months 2019 compared to First Nine Months 2018
Premium Luxury revenue increased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to the acquisition and new add-point openings completed in 2018 and 2019 and increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume. The increases in new and used vehicle revenue PVR was due in part to a shift in mix toward sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle revenue PVR also increased due to increases in the manufacturers’ suggested retail prices. The increase in used vehicle unit volume resulted from an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment, driven by higher relative consumer borrowing rates and rising vehicle prices, and historically elevated levels in off-lease supply of late-model used vehicles.
Premium Luxury segment income increased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to increases in parts and service gross profit associated with customer-pay service and warranty and finance and insurance revenue and gross profit, which benefited from an increase in product penetration and higher realized margins on vehicle service contracts. Premium Luxury segment income also benefited from an increase in new vehicle gross profit PVR as we focused on balancing gross profit PVRs and unit volume, as well as due to several recent product refreshes and new product offerings by Premium Luxury manufacturers. Increases in Premium Luxury segment income were partially offset by increases in SG&A and floorplan interest expenses, due in part to the acquisition and new add-point openings discussed above.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$422.0	$389.8	$(32.2)	(8.3)	$1,222.4	$1,171.5	$(50.9)	(4.3)
Advertising	48.3	51.7	3.4	6.6	139.8	148.0	8.2	5.5
Store and corporate overhead	183.5	184.7	1.2	0.6	551.6	558.8	7.2	1.3
Total	$653.8	$626.2	$(27.6)	(4.4)	$1,913.8	$1,878.3	$(35.5)	(1.9)

SG&A as a % of total gross profit:
Compensation	47.6	45.6	(200)	bps	46.5	46.0	(50)	bps
Advertising	5.4	6.0	60	bps	5.3	5.8	50	bps
Store and corporate overhead	20.7	21.6	90	bps	21.0	21.9	90	bps
Total	73.7	73.2	(50)	bps	72.8	73.7	90	bps
Third Quarter 2019 compared to Third Quarter 2018
SG&A expenses increased during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to a performance-driven increase in compensation expense, as well as severance and other related expenses of $11.0 million we recognized in connection with the separation of an executive during the third quarter of 2019. Gross advertising expenses decreased $4.9 million, partially offset by a decrease in advertising reimbursements from manufacturers of $1.5 million. As a percentage of total gross profit, SG&A expenses increased to 73.7% during the three months ended September 30, 2019, from 73.2% in the same period in 2018, primarily due to the severance and other related expenses incurred in the third quarter of 2019 in connection with the separation of an executive.
First Nine Months 2019 compared to First Nine Months 2018
SG&A expenses increased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a performance-driven increase in compensation expense, restructuring expenses we recognized during the first quarter of 2019, and severance and other related expenses of $11.0 million we recognized in connection with the separation of an executive during the third quarter of 2019. Gross advertising expenses decreased $12.3 million, partially offset by a decrease in advertising reimbursements from manufacturers of $4.1 million. Store and corporate overhead expenses decreased primarily due to decreases in costs associated with our self-insurance programs, including lower hail-related losses and more favorable claims experience, our cost savings efforts made in connection with our restructuring and cost savings plan announced in January 2019, and a decrease in one-time expenses incurred in the prior year related to our brand extension strategy. As a percentage of total gross profit, SG&A expenses decreased to 72.8% during the nine months ended September 30, 2019, from 73.7% in the same period in 2018, primarily due to improvements in gross profit PVRs and effective cost management.
Other Income, Net (included in Operating Income)
During the third quarter of 2019, we recognized net gains of $6.1 million related to store/property divestitures, which were partially offset by asset impairments of $0.9 million. During the second quarter of 2019, we recognized net gains of $4.2 million related to store/property divestitures, which were partially offset by an asset impairment of $0.4 million. During the first quarter of 2019, we recognized net gains of $8.5 million related to store divestitures.
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
Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2019 compared to Third Quarter 2018
Floorplan interest expense of $33.0 million for the three months ended September 30, 2019, was relatively flat compared to $32.7 million for the same period in 2018.
First Nine Months 2019 compared to First Nine Months 2018
Floorplan interest expense was $109.4 million for the nine months ended September 30, 2019, compared to $93.4 million for the same period in 2018. The increase in floorplan interest expense of $16.0 million is the result of higher average interest rates and higher average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Third Quarter 2019 compared to Third Quarter 2018
Other interest expense of $26.1 million for the three months ended September 30, 2019, decreased $2.3 million as compared to $28.4 million for the same period in 2018, primarily due to lower average debt balances.
First Nine Months 2019 compared to First Nine Months 2018
Other interest expense of $81.6 million for the nine months ended September 30, 2019, decreased $8.8 million as compared to $90.4 million for the same period in 2018, primarily due to the repayment of the 6.75% Senior Notes due 2018 in the second quarter of 2018.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 27.1% for the three months ended September 30, 2019, and 22.6% for the three months ended September 30, 2018. Our effective income tax rate was 27.0% for the nine months ended September 30, 2019, and 24.4% for the nine months ended September 30, 2018.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2019		December 31, 2018
Cash and cash equivalents	$45.0		$48.6
Revolving credit facility (1)	$948.4	(2)	$588.0
Secured used vehicle floorplan facilities (3)	$0.6		$0.5

(1)	As limited by the maximum consolidated leverage ratio contained in our credit agreement.

(2)
At September 30, 2019, we had $41.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $300.0 million of commercial paper notes outstanding at September 30, 2019. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At September 30, 2019, surety bonds, letters of credit, and cash deposits totaled $108.4 million, of which $41.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2019	2018	2019	2018
Shares repurchased	—	—	1.3	2.1
Aggregate purchase price	$—	$—	$44.7	$100.0
Average purchase price per share	$—	$—	$35.51	$47.58
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
As of September 30, 2019, $219.0 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Purchases of property and equipment, including operating lease buy-outs (1)	$62.6	$88.9	$170.1	$271.6

(1)	Includes accrued construction in progress and excludes property associated with leases entered into during the year.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Cash received from (used in) business acquisitions, net	$(0.4)	$(65.2)	$(4.7)	$(67.9)
Cash received from (used in) business divestitures, net	$44.9	$47.4	$67.2	$144.2
We purchased two parts distribution centers during the nine months ended September 30, 2019. We purchased one Premium Luxury store and two collision centers during the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, we divested two Domestic stores, four Import stores, and one collision center. During the nine months ended September 30, 2018, we divested eight Domestic stores, five Import stores, two Premium Luxury stores, and one collision center.
We regularly review our store portfolio and may divest stores opportunistically. We have utilized proceeds related to asset sales, including business and real estate divestitures, and expect to utilize proceeds from future asset sales, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of September 30, 2019, and December 31, 2018.

			(in millions)
Debt Description	Maturity Date	Interest Payable	September 30, 2019	December 31, 2018
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$350.0	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Other debt (1)	Various dates through 2038	Monthly	130.4	133.1
			1,980.4	1,983.1
Less: unamortized debt discounts and debt issuance costs			(10.5)	(12.6)
Less: current maturities			(394.1)	(44.3)
Long-term debt, net of current maturities			$1,575.8	$1,926.2

(1) Other debt includes finance leases as of September 30, 2019 and capital leases as of December 31, 2018.
Our 5.5% Senior Notes due 2020 will mature on February 1, 2020, and were therefore reclassified to current maturities during the first quarter of 2019.
At September 30, 2019, we had $300.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.41% and a weighted-average remaining term of 8 days. At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days.
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

As of September 30, 2019, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2019, our leverage ratio and capitalization ratio were as follows:

	September 30, 2019
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.65x
Capitalization ratio	≤ 70.0%	55.7%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2019	December 31, 2018
Vehicle floorplan payable - trade	$2,073.5	$2,388.0
Vehicle floorplan payable - non-trade	1,407.6	1,609.7
Vehicle floorplan payable	$3,481.1	$3,997.7
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Net cash provided by operating activities	$665.5	$535.1
Net cash used in investing activities	$(113.5)	$(172.2)
Net cash used in financing activities	$(555.9)	$(380.7)
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
Net cash provided by operating activities increased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in working capital requirements and an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to decreases in purchases of property and equipment and cash used in business acquisitions, net of cash acquired, partially offset by decreases in cash received from business divestitures, net of cash relinquished, and proceeds from the sale of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.

Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $330.0 million during the nine months ended September 30, 2019, and net proceeds of $270.0 million during the nine months ended September 30, 2018, as well as changes in vehicle floorplan payable-non-trade totaling net payments of $180.0 million for the nine months ended September 30, 2019, and net payments of $147.6 million for the nine months ended September 30, 2018.
During the nine months ended September 30, 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes.
During the nine months ended September 30, 2019, we repurchased 1.3 million shares of common stock for an aggregate purchase price of $44.7 million (average purchase price per share of $35.51). During the nine months ended September 30, 2018, we repurchased 2.1 million shares of common stock for an aggregate purchase price of $100.0 million (average purchase price per share of $47.58).
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including our brand extension strategies, as well as statements regarding our expectations for the future performance of our business and the automotive retail industry and other statements that describe our objectives, goals, or plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on the following social media channels:

•	AutoNation’s Twitter feed (www.twitter.com/autonation)

•	Cheryl Miller’s Twitter feed (www.twitter.com/CEOCherylMiller)
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
We had $3.5 billion of variable rate vehicle floorplan payable at September 30, 2019, and $4.0 billion at December 31, 2018. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $34.8 million at September 30, 2019, and $40.0 million at December 31, 2018. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $300.0 million of commercial paper notes outstanding at September 30, 2019, and $630.0 million at December 31, 2018. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $3.0 million at September 30, 2019 and $6.3 million at December 31, 2018.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $2.0 billion and had a fair value of $2.0 billion as of September 30, 2019, and totaled $2.0 billion and had a fair value of $1.9 billion as of December 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2019 - July 31, 2019	—	$—	—	$219.0
August 1, 2019 - August 31, 2019	401	$47.54	—	$219.0
September 1, 2019 - September 30, 2019	—	$—	—	$219.0
Total	401		—

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of September 30, 2019, $219.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the third quarter of 2019, all of the shares reflected in the table above were shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Employment Agreement, dated as of August 1, 2019, by and between AutoNation, Inc. and Cheryl Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on August 1, 2019).

10.2
Separation Agreement and General Release of All Claims, dated August 21, 2019, by and between AutoNation, Inc. and Carl C. Liebert III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	October 29, 2019	By:	/s/ Christopher Cade
Christopher Cade Interim Chief Financial Officer