Form 10-K
period 2019-12-31
AUTONATION, INC.
filed 2020-02-18
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number:1-13107
AUTONATION, INC.
(Exact name of registrant as specified in its charter)

Delaware			73-1105145
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 SW 1st Ave
Fort Lauderdale	,	Florida	33301
(Address of principal executive offices)			(Zip Code)
(954) 769-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	AN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 28, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.3 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 28, 2019).
As of February 14, 2020, the registrant had 89,474,267 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2019, we owned and operated 317 new vehicle franchises from 231 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Volkswagen (including Audi and Porsche), and Nissan. As of December 31, 2019, we also owned and operated 81 AutoNation-branded collision centers, 5 AutoNation USA stores, 4 automotive auction operations, and 17 parts distribution centers.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “Customer Care”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2019.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2019, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Alfa Romeo	Lexus
Cadillac	GMC	Fiat	Subaru	Audi	Maserati
Chevrolet	Jeep	Honda	Toyota	Bentley	Mercedes-Benz
Chrysler	Lincoln	Hyundai	Volkswagen	BMW	MINI
Dodge	Ram	Infiniti	Volvo	Jaguar	Porsche
				Land Rover	Sprinter

The following table sets forth information regarding our new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of December 31, 2019:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,317.2	31,588	11.2	36
Chevrolet, Buick, Cadillac, GMC	1,126.7	30,415	10.8	40
Chrysler, Dodge, Jeep, Ram	1,058.6	26,401	9.3	68
Domestic Total	3,502.5	88,404	31.3	144
Import:
Toyota	1,715.7	57,726	20.4	19
Honda	1,076.4	40,038	14.2	24
Nissan	255.1	9,433	3.3	7
Other Import	648.4	20,986	7.4	28
Import Total	3,695.6	128,183	45.3	78
Premium Luxury:
Mercedes-Benz	1,485.5	24,934	8.8	38
BMW	1,047.9	17,792	6.3	16
Lexus	298.5	6,533	2.3	3
Audi	348.3	6,374	2.3	8
Jaguar Land Rover	465.1	6,324	2.2	16
Other Premium Luxury	323.1	4,058	1.5	14
Premium Luxury Total	3,968.4	66,015	23.4	95
	$11,166.5	282,602	100.0	317
The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2019, Premium Luxury revenue represented 35% of total revenue, Domestic revenue represented 31% of total revenue, and Import revenue represented 30% of total revenue. For additional financial information regarding our three reportable segments, refer to Note 21 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
We continue to make significant investments to build a seamless, end-to-end customer experience in our stores and through our digital channels, and to improve our ability to generate business through those channels. We continue to build digital capabilities that enhance and integrate the customer experience online and in-store. Our customers are able to complete certain automotive retail- and service-related transactions through our digital channels such as selecting and reserving a vehicle with a guaranteed price, scheduling a test drive, calculating payments, receiving a firm purchase offer for a vehicle that a customer wants to sell, applying for financing options, arranging service appointments, receiving updates on maintenance and repair services, and paying for maintenance and repair services online.

•	Continue to invest in the AutoNation retail brand to enhance our strong customer satisfaction and expand our market share.
We continue to build upon our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), AutoNation-branded collision centers, AutoNation-branded automotive auctions, AutoNation USA stand-alone used vehicle sales and service centers, and our parts distribution network. Our brand extension strategy also includes our One Price used vehicle centralized pricing and appraisal strategy, as well as our “We’ll Buy Your Car” program (under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations), and related training and systems.
We also continue to execute our Customer Care initiatives, including the sale of our AutoNation-branded parts and accessories. Our branded parts are sold under the name “AutoNation PrecisionParts,” which are sourced through various partnerships with third-party suppliers. These parts include maintenance and repair items such as batteries, wiper blades, filters, and service-drive chemicals. In addition, we have launched an accessory line called “AutoNation AutoGear” with over 30 high quality accessory brands for lifestyle, appearance, protection, and vehicle security. Our Customer Care initiatives also include the direct sourcing and distribution of other retail and wholesale parts for sale to our customers and other dealerships and collision centers. As of December 31, 2019, we had 11 operational AutoNation aftermarket collision parts distribution centers. We have also partnered with other collision service providers and large online marketplaces to fulfill sales demand of aftermarket collision parts. We expect to continue to expand our distribution network to support our national wholesale footprint and create more opportunities to offer both original manufacturer and AutoNation aftermarket collision parts to our customers.
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
We have invested in various strategic partnerships with a focus on emerging digital technologies, which provide us access to a wider group of customers. These strategic partnerships include our partnership with Waymo, the self-driving technology company of Alphabet Inc., to support Waymo’s autonomous vehicle program and autonomous parts delivery program and our partnership with AAA as its first national Approved Auto Repair program partner. While we do not expect these partnerships to have a material impact on near-term future earnings, we believe these partnerships will further enhance our ability to adapt to changing customer behavior and expectations.
As most customers still purchase vehicles through brick-and-mortar stores, we continue to ensure we have density in our core markets where we operate. We have retail operations in 16 states with a focus on major metropolitan areas, and we seek to offer an optimal mix of our products and services within our key markets. We will continue to pursue acquisitions and new store opportunities that meet our return on investment threshold.
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2019, approximately 40% of our segment income for reportable segments was generated by Premium Luxury franchises, approximately 33% by Import franchises, and approximately 27% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives, including our brand extension strategy discussed above under “Business Strategy.” We also deploy capital opportunistically to repurchase our common stock and/or debt or to complete acquisitions or investments, and/or build facilities for newly awarded franchises. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.
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
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including manufacturer recall repairs and other warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also recondition used vehicles acquired by our used vehicle departments and perform preparatory work on new vehicles acquired by our new vehicle departments. In addition to our retail business, we also have wholesale parts operations, which sell automotive parts to both collision repair shops and independent vehicle repair providers. We also offer AutoNation PrecisionParts and AutoNation AutoGear, product and accessory lines that are integrated into our parts and service operations.
We offer a wide variety of automotive finance and insurance products to our customers. We arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, and receive a commission payable to us from the lender. We do not directly finance our customers’ vehicle leases or purchases, and our exposure to loss in connection with these financing arrangements generally is limited to the commissions that we receive.
We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products, many of which are AutoNation-branded. These products are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We sell the products on a commission basis, and we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements with the issuers of those products.

As of December 31, 2019, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	49	59	24
Texas	40	62	20
California	38	50	19
Colorado	15	25	7
Arizona	14	18	6
Washington	14	19	4
Georgia	14	23	4
Nevada	11	13	4
Illinois	7	8	3
Tennessee	8	12	3
Maryland	7	9	1
New York	4	6	1
Ohio	4	4	1
Virginia	2	2	1
Alabama	3	6	1
Minnesota	1	1	1
Total	231	317	100

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
Regulations
We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern how we conduct our business, including those relating to our sales, operations, finance and insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination, and other employment practices laws. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.
Automotive and Other Laws and Regulations
Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies. In addition, automotive dealers are subject to regulation by the Federal Trade Commission (the “FTC”). The imported automobiles, parts, and accessories we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges.
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
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online and mobile offerings. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to industry sources, as of December 31, 2019, there were approximately 16,700 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We face competition from (i) several public companies that operate numerous automotive retail stores or collision centers on a regional or national basis, including franchised dealers that sell new and used vehicles, non-franchised dealers that sell only used vehicles, and manufacturers that sell directly to customers, (ii) private companies that operate automotive retail stores or collision centers in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.
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
Employees
As of December 31, 2019, we employed approximately 25,000 full-time and part-time associates, approximately 270 of whom were covered by collective bargaining agreements. We believe that we have good relations with our associates.
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
Information about our Executive Officers
The following sets forth certain information regarding our executive officers as of February 14, 2020.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry
Mike Jackson	71	Executive Chairman	20	49
Cheryl Miller	47	Chief Executive Officer and President	12	21
Joseph Lower	52	Executive Vice President and Chief Financial Officer	—	—
James R. Bender	64	Executive Vice President and Chief Operating Officer	20	43
Marc Cannon	58	Executive Vice President and Chief Marketing Officer	22	33
Coleman Edmunds	55	Executive Vice President, General Counsel and Corporate Secretary	24	24
Mike Jackson has served as our Executive Chairman since March 2019, as a Director since September 1999, and as Chairman of the Board since January 2003. He also served as Chief Executive Officer from September 1999 until March 2019 and as our President from February 2015 until January 2017 and from June 2017 until March 2019. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated 11 automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. From January 2018 until December 2018, Mr. Jackson served as Chair, and from January 2015 until December 2017 as Deputy Chair, of the Board of Directors of the Federal Reserve Bank of Atlanta. He was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta in January 2014, after having previously served on the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch.
Cheryl Miller has served as our Chief Executive Officer and President and as a Director since July 2019. Ms. Miller previously served as our Executive Vice President and Chief Financial Officer from March 2014 until July 2019. She was appointed Interim Chief Financial Officer in January 2014, and she served as Treasurer, Vice President Investor Relations from April 2010 until March 2014. Ms. Miller serves as a director, and as Chair of the Audit Committee, of Tyson Foods, Inc.
Joseph Lower has served as our Executive Vice President and Chief Financial Officer since January 2020. Mr. Lower is responsible for overseeing the finance department and for all financial controls and external reporting, financial planning and analysis, and accounting, as well as the tax, internal audit, treasury, investor relations, and corporate real estate functions. He is also responsible for our strategy department and the Company’s shared service center in Irving, Texas. Prior to joining AutoNation, Mr. Lower served as Executive Vice President and Chief Financial Officer of Office Depot, Inc. from January 2018 until January 2020. From November 2014 until April 2017, he served as Vice President and Chief Financial Officer of B/E Aerospace. Prior to joining B/E Aerospace, Mr. Lower held a number of management-level positions at The Boeing Company, including as Vice President - Business Development and Strategy from October 2009 until October 2014 and as Vice President - Corporate & Strategic Development from May 2002 until October 2009. In addition, among other finance positions, Mr. Lower spent six years with Credit Suisse in various investment banking roles, including positions in mergers and acquisitions and corporate finance.
James R. Bender has served as our Executive Vice President and Chief Operating Officer since July 2019. Mr. Bender is responsible for new and used vehicle sales, as well as Customer Financial Services, Customer Care, and manufacturer relations. From January 2019 until July 2019, he served as our Executive Vice President, Sales. Prior to becoming an Executive Vice President, Mr. Bender served as Region President of our Eastern Region, with responsibility for the states of Florida, Georgia, Alabama, Virginia, Tennessee, Ohio, and Maryland from February 2015 until December 2018, and as President of our former Florida Region from April 2004 until January 2015. Mr. Bender joined AutoNation in April 2000.
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
Corporate Social Responsibility
We strive to conduct our business in an ethical and socially responsible way, and we are sensitive to the needs of the environment, the communities in which we operate, our customers, our suppliers, our shareholders, and our associates.
The Environment
We are committed to managing our environmental impact and continually work to reduce it where practicable. The following highlights some of our environmental stewardship initiatives:

•
Product offering: We offer a wide variety of environmentally friendly vehicles, including electric, flex fuel/electric hybrid, gas/electric hybrid, and flex fuel capable. We expect our manufacturer partners to continue to enhance their offerings of these types of vehicles.

•
Building and maintenance: As we build new facilities, we take various measures to reduce our environmental impact, such as reducing water consumption, locally sourcing materials, and improving air quality. In addition, as we build new or renovate existing facilities, we install or convert to LED lighting where possible and practicable. We also recently renewed our lease at our LEED Gold Certified corporate headquarters building in Fort Lauderdale, Florida, one of several LEED certified properties that we occupy.

•
Recycling: In addition to adhering to recycling statutes, we try to maximize our recycling efforts where practicable, whether water, oil, tire rubber, scrap metal, paper, plastic, car batteries, radiator cores, or other materials.

•	Stewardship: We have implemented an Environmental, Health and Safety Compliance Program, which includes training and consulting support at our dealerships and other operating entities.
Our Communities
We are committed to supporting the communities in which we operate. Cancer touches nearly everyone and that is why supporting cancer research and treatment is so important to us. We have transformed our brand through our “Drive Pink” initiative. More than a charitable focus on cancer research and treatment, Drive Pink is a core element of our corporate culture and has impacted customers, associates, and our communities in meaningful ways.
We fund national cancer research and treatment facilities from coast to coast through our philanthropic activities. Through the combined efforts of our 25,000 associates, vendors, partners, customers, and executive leadership, we have raised and donated over $22 million to support the world-class AutoNation Institute for Breast and Solid Tumor Cancer

Research, the Moffitt Cancer Center, the Breast Cancer Research Foundation, St. Jude Children’s Research Hospital, and other leading cancer facilities.
Our presence is felt at local community-based cancer events, as teams of our associates represent AutoNation at runs, walks, and other fundraisers. Yearly, AutoNation celebrates Drive Pink Across America Day by providing our associates with opportunities to deliver thousands of gift bags to local hospitals in our markets for patients undergoing cancer treatment.
Vehicles sold at our AutoNation locations are fitted with a pink license plate frame as a symbol of our commitment to “driving out” cancer. More than two million pink license plate frames have been distributed to date.

Our Business and Our Customers
We are proud to be the leader in the automotive retail industry and we strive to create transparency and establish unparalleled trust with our customers or others with whom we do business.

•
Ethical standards: We have a Code of Business Ethics in place to help support our commitment to business ethics and responsibility. This Code describes our standards of business conduct and the steps AutoNation takes to ensure that our standards are understood and followed. Each AutoNation associate throughout the organization is expected to comply with the standards set forth in the Code. We also maintain a 24-hour Alert-Line for associates to anonymously report any Company policy violations under our Business Ethics Program.

•
Customer satisfaction: We seek to deliver a consistently superior customer experience by offering a large selection of inventory, customer-friendly, transparent sales and service processes, and competitive pricing. We measure customer satisfaction on a regular basis with a mission to deliver a peerless customer experience.

•
Supplier relationships and sustainable procurement: We purchase products and services at a fair value regardless of the manufacturer or provider, while conducting our operations according to high standards of business conduct and all applicable legal requirements. For international suppliers that operate in geographic locations that do not mandate the same level of standards as the United States, we generally require such suppliers to adhere to various standards related to labor, environmental, health and safety, product safety, and anti-corruption, among others. We are also a member of an affiliate of the National Minority Supplier Development Council, which focuses on advancing business opportunities for certified minority business enterprises.

Our Associates
We provide equal employment and promotional opportunities for all associates, as well as any individual applying for employment without regard to race, religion, sex, sexual orientation, gender identity or expression, national origin, age, disability, or any other protected characteristic as defined by applicable federal, state, or local law. We are committed to maintaining a work environment free from sexual and other harassment. All of our associates participate in training programs or are otherwise informed regarding these employment laws and standards.

•
Employee benefits: We offer a variety of employee benefits, such as competitive salaries/compensation plans, incentive compensation potential, and health and welfare benefits. Many of the valuable benefits we offer are free to our associates, including an innovative Company-paid cancer insurance plan that provides financial assistance to associates, their spouses, and their children who are diagnosed with cancer. This Company-paid benefit is offered by fewer than 5% of companies nationally and it underscores our commitment to driving out cancer.

•
Healthy living: We encourage our associates and their families to be mindful of their physical and mental health, and we offer programs that provide free and confidential support services for a multitude of issues, such as legal, family/marital, and stress/anxiety, among others. We also provide a complimentary biometric screening for our associates and their spouses to raise their awareness of certain factors that can affect their health and increase the risk for heart disease, diabetes, or stroke.

•
Diversity: We endeavor to attract and retain diverse and talented people throughout our Company by engaging in diversity and inclusion initiatives, including programs specifically designed to develop female leaders and to recruit current and former military personnel, among others.

Corporate Governance
Our Board of Directors is committed to sound corporate governance principles and practices, which are set forth in our Corporate Governance Guidelines that serve as a framework within which our Board conducts its operations. The Corporate Governance and Nominating Committee of our Board is charged with reviewing annually, or more frequently as appropriate, the Guidelines and recommending to our Board appropriate changes in light of applicable laws and regulations, the governance standards identified by leading governance authorities, and our Company’s evolving needs. The positions of Chairman of the Board and Chief Executive Officer are separated between Mr. Jackson and Ms. Miller, respectively, and Rick L. Burdick, one of our non-employee directors, currently serves as our Lead Independent Director.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including our brand extension strategies, as well as statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
The automotive retail industry is sensitive to changing economic conditions and various other factors, including, but not limited to, fuel prices, interest rates, and tariffs. Our business and results of operations are substantially dependent on new and used vehicle sales levels in the United States and in our particular geographic markets, as well as the gross profit margins that we can achieve on our sales of vehicles, all of which are very difficult to predict.
We believe that many factors affect sales of new and used vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences and the success of third-party online and mobile sales platforms, the level of personal discretionary spending, labor force participation and unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, tariffs, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, the length of consumer loans on existing vehicles, and the rise of ride-sharing applications. Changes in interest rates can significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, are sensitive to fuel prices and the level of construction activity. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. The imposition of new tariffs, quotas, duties, or other restrictions or limitations could increase prices for vehicles and/or parts imported into the United States and adversely impact demand for such vehicles and/or parts. Our vehicle sales, service, and collision businesses could also be adversely affected by changes in the automotive industry driven by new technologies, distribution channels, or products, including ride-sharing applications, subscription services, autonomous and electric vehicles, and accident avoidance technology.
Approximately 17.0 million, 17.3 million, and 17.2 million new vehicles, including retail and fleet vehicles, were sold in the United States in 2019, 2018, and 2017, respectively. We currently expect that the annual rate of U.S. new vehicle unit sales will be in the high 16 million unit level in 2020. However, actual sales may materially differ. If new vehicle production exceeds the new vehicle industry selling rate, our new vehicle gross profit per vehicle retailed could be adversely impacted by excess supply and any resulting changes in incentive, marketing, and other programs of vehicle manufacturers. See the risk factor “Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers” below. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of parts and automotive repair and maintenance services and automotive finance and insurance products.

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
In prior years, our new vehicle unit volume and new vehicle gross profit on a per vehicle retailed basis were adversely impacted by certain manufacturers’ disruptive marketing and sales incentive programs based upon store-level growth targets established by those manufacturers (commonly referred to as “stair-step” incentive programs), which result in multi-tier pricing and adversely impact our ability to compete with other dealers. If those manufacturers continue to use such incentive programs or if other manufacturers adopt similar incentive programs, our operating results could be adversely impacted.
We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.
The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to design, manufacture, and allocate to our stores an attractive, high-quality, and desirable product mix at the right time and at the right price in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our stores perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the store customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our stores. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has a material adverse effect on the vehicle manufacturers or distributors that are our primary franchisors.
The core brands of vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Volkswagen (including Audi and Porsche), and Nissan. We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, natural disasters, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, liquidity concerns, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, vehicle recall campaigns, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations (including fuel economy requirements), tariffs and other import product restrictions, the rise of ride-sharing applications, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer. In addition, vehicle recall campaigns could materially adversely affect our business, results of operations, and financial condition.
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
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in our brand extension strategy, which includes branded parts and accessories, branded Customer Financial Services products, branded collision centers, branded automotive auctions, stand-alone used vehicle sales and service centers, and parts distribution centers. In connection with our brand extension strategy, we have adopted a one price used vehicle centralized pricing and appraisal strategy at all of our stores. See “Business Strategy” in Part I, Item 1 of this Form 10-K. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, demand for our branded products, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. In addition, we depend on sourcing our branded parts and accessories through various partnerships and third-party suppliers. Our partners and third-party suppliers may be adversely impacted by a number of factors, including supply shortages, rising raw material costs, delays in shipping, economic downturns, liquidity concerns, natural disasters, labor strikes or shortages, fluctuations in currency exchange rates, product defects, litigation, governmental laws and regulations, tariffs and export product restrictions, and adverse publicity relating to their employment, environmental, or other business practices. There can be no assurance that those initiatives will be successful or that the amount we invest in those initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results, and we may be required to incur impairment charges.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, established the CFPB, an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded from the Dodd-Frank Act, the CFPB could engage in additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB has a rule, pursuant to its authority under the Dodd-Frank Act, that expanded its supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-Frank Act also provided the FTC with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers. Regulation from the CFPB or other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations.
A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.
Our business is dependent upon the efficient operation of our information systems. We rely on our information systems to manage, among other things, our sales, inventory, and service efforts, including through our digital channels, and customer information, as well as to prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could experience security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known retailers have disclosed high-profile security breaches, involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such retailers had been affected notwithstanding the preventative measures such retailers had in place. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise adversely affect our results of operations.
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

As of December 31, 2019, we had $2.1 billion of total non-vehicle debt (including amounts outstanding under our commercial paper program and finance leases) and $3.6 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:

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

•	Covenants relating to our indebtedness may limit our ability to obtain financing for working capital, capital expenditures, acquisitions, investments, and other general corporate activities;

•	Covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	We may be more vulnerable to the impact of economic downturns and adverse developments in our business;

•	We may be placed at a competitive disadvantage against any less leveraged competitors;

•	Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise;

•	An increase in our leverage ratio could negatively impact the applicable margins on interest rates charged for borrowings under our revolving credit facility; and

•	Future share repurchases may be limited by the maximum leverage ratio and/or maximum capitalization ratio described above.
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
Our vehicle floorplan payables and revolving credit facility are subject to variable interest rates, and the interest rate for our commercial paper notes varies based on duration and market conditions. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise. Instability or disruptions of the capital markets, including credit markets, or the deterioration of our financial condition due to internal or external factors, could restrict or prohibit our access to capital markets and increase our financing costs. In addition, our net new vehicle inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. We cannot assure you that a significant increase in interest rates or decrease in manufacturer floorplan assistance would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity. During 2019, we recorded non-cash impairment charges of $9.6 million ($7.2 million after-tax) associated with certain franchise rights at our stores. See Note 18 of the Notes to Consolidated Financial Statements for more information.

Our minority equity investment in Vroom Inc. does not have a readily determinable fair value and its fair value is subject to fluctuations based on observable price changes. These fluctuations could result in a downward adjustment or require us to record an impairment, both of which could adversely impact our results of operations and financial condition.
In October 2018, we made a $50.0 million minority equity investment in privately held Vroom Inc., an online car retailer. There is no readily determinable fair value for this equity investment. As a result, we have elected to measure this equity investment using a measurement alternative permitted by accounting standards and recorded the equity investment at cost to be subsequently adjusted for observable price changes, if any. During the fourth quarter of 2019, we identified an observable transaction for the issuance of similar equity securities by Vroom Inc. and we recorded an upward adjustment to our equity investment of $25.7 million based on the observable price change. As of December 31, 2019, the carrying amount of our investment was $75.7 million. It is possible that future issuances of similar equity securities by Vroom Inc. in private or public offerings will result in further observable price changes that could result in an upward or downward adjustment to our equity investment. A downward adjustment to or impairment of our equity investment could adversely impact our results of operations and financial condition.
Our largest stockholders, as a result of their ownership stakes in us, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
Based on filings made with the SEC through February 14, 2020, William H. Gates III beneficially owns approximately 21% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates. As a result, Cascade may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 14, 2020, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 14% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 14, 2020, William H. Gates III and ESL beneficially own approximately 34% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2029. We also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 16 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New York, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, parts distribution centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” As of February 14, 2020, there were 1,378 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2019 – October 31, 2019	—	$—	—	$219.0
November 1, 2019 – November 30, 2019	—	$—	—	$219.0
December 1, 2019 – December 31, 2019	—	$—	—	$219.0
Total for three months ended December 31, 2019	—		—
Total for twelve months ended December 31, 2019	1,270,825		1,259,286

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2019, $219.0 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. Our stock repurchase program does not have an expiration date. In 2019, all of our shares were repurchased under our stock repurchase program, except for 11,539 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (6,325 shares in the first quarter of 2019, 4,813 shares in the second quarter of 2019, and 401 shares in the third quarter of 2019).

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2014 through December 31, 2019 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2014 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group
© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19
AutoNation Inc.	100.00	98.76	80.53	84.97	59.10	80.50
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Public Auto Retail Peer Group	100.00	86.79	98.12	97.82	88.34	132.26

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2019	2018	2017	2016	2015
Consolidated Statements of Income Data:
Revenue	$21,335.7	$21,412.8	$21,534.6	$21,609.0	$20,862.0
Income from continuing operations before income taxes	$612.6	$529.4	$636.5	$702.3	$722.7
Net income	$450.0	$396.0	$434.6	$430.5	$442.6
Basic earnings (loss) per share:
Continuing operations	$5.00	$4.36	$4.45	$4.19	$3.94
Discontinued operations	$(0.01)	$—	$—	$(0.01)	$(0.01)
Net income	$4.99	$4.36	$4.44	$4.18	$3.93
Weighted average common shares outstanding	90.1	90.9	97.8	103.1	112.7
Diluted earnings (loss) per share:
Continuing operations	$4.98	$4.34	$4.43	$4.16	$3.90
Discontinued operations	$(0.01)	$—	$—	$(0.01)	$(0.01)
Net income	$4.97	$4.34	$4.43	$4.15	$3.89
Weighted average common shares outstanding	90.5	91.3	98.2	103..8	113.9
Common shares outstanding, net of treasury stock	89.3	90.0	91.6	100.7	110.8
Consolidated Balance Sheets Data:
Total assets (1)	$10,543.3	$10,665.1	$10,271.5	$10,060.0	$9,548.2
Long-term debt, net of current maturities (1)	$1,578.5	$1,926.2	$1,959.2	$1,611.1	$1,745.3
Shareholders’ equity	$3,162.1	$2,716.0	$2,369.3	$2,310.3	$2,349.3
Retail vehicle unit sales (continuing operations):
New vehicle	282,602	310,839	329,116	337,622	339,080
Used vehicle	246,113	237,722	234,148	225,713	227,290
Total	528,715	548,561	563,264	563,335	566,370

(1)
Effective January 1, 2019, we adopted the new lease accounting standard (ASC Topic 842) that establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. We adopted this accounting standard using the optional transition method with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 840.

See the Notes to Consolidated Financial Statements for additional information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K includes discussion of year-to-year comparisons between 2019 and 2018. Discussion of year-to-year comparisons between 2018 and 2017 can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2019, we owned and operated 317 new vehicle franchises from 231 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Volkswagen (including Audi and Porsche), and Nissan. As of December 31, 2019, we also owned and operated 81 AutoNation-branded collision centers, 5 AutoNation USA stores, 4 automotive auction operations, and 17 parts distribution centers.
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
As of December 31, 2019, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2019, new vehicle sales accounted for approximately 52% of our total revenue and approximately 14% of our total gross profit. Used vehicle sales accounted for approximately 26% of our total revenue and approximately 10% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 22% of total revenue, contributed approximately 75% of our gross profit.

Market Conditions
Full-year U.S. industry new and used combined vehicle unit sales were approximately 57 million in 2019, which was relatively flat compared to 2018 levels. Low unemployment and three interest rate cuts by the Federal Reserve in 2019 have supported consumer demand. Rising new vehicle prices have put pressure on industry retail new vehicle unit sales and shifted consumer demand towards more affordable used vehicles. Based on industry data, vehicle leasing and manufacturer incentives remain at historically-high levels. To the extent that vehicle manufacturers reduce their support for these programs, U.S. industry and our new vehicle unit retail sales could be adversely impacted. We currently expect that full-year U.S. industry new and used combined vehicle unit sales will remain relatively stable. However, actual sales may materially differ.

Results of Operations
We had net income from continuing operations of $450.8 million and diluted earnings per share of $4.98 in 2019, as compared to net income from continuing operations of $395.9 million and diluted earnings per share of $4.34 in 2018.
Our used vehicle gross profit increased 8%, our parts and service gross profit increased 4%, and our finance and insurance gross profit increased 4%, each as compared to 2018. Used vehicle gross profit benefited from an increase in used vehicle unit volume due to shifting dynamics in the used vehicle market. Finance and insurance gross profit and parts and service gross profit benefited from our brand extension strategy. In addition, new vehicle gross profit per vehicle retailed (“PVR”) and finance and insurance gross profit PVR increased as compared to 2018. Improvements to gross profit during 2019 were partially offset by a decrease in new vehicle unit volume as we focused on balancing new vehicle gross profit PVR and unit volume. In addition, SG&A expenses increased, as compared to 2018, due to a performance-driven increase in compensation expense and severance and other related expenses we recognized in connection with the separation of an executive during the third quarter of 2019, partially offset by a decrease in restructuring expenses.
Net income from continuing operations benefited from net after-tax gains related to store/property divestitures of $34.4 million in 2019 and $43.7 million in 2018, and after-tax gains related to legal settlements of $5.7 million in 2019 and $8.7 million in 2018.
Chief Financial Officer Appointment
On November 18, 2019, our Board of Directors appointed Joseph Lower as Executive Vice President and Chief Financial Officer of AutoNation, effective as of January 13, 2020. Please refer to “Information about our Executive Officers” in Part I, Item 1, for additional information regarding Mr. Lower.
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
We continue to evaluate potential strategic investment and partnership opportunities that will further enhance our ability to adapt to changing customer behavior and expectations, such as our minority investment in Vroom Inc. and our partnership with Waymo.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at December 31, 2019. Our new vehicle inventory balance was net of cumulative write-downs of $0.5 million at December 31, 2018.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.2 million at December 31, 2019, and $3.2 million at December 31, 2018.
Parts, accessories, and other inventory are carried at the lower of acquisition cost or net realizable value. We estimate the amount of potentially damaged and/or obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $11.1 million at December 31, 2019, and $6.4 million at December 31, 2018.

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
The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of our reporting units. See Note 18 of the Notes to Consolidated Financial Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative goodwill impairment test.
As of December 31, 2019, we have $227.3 million of goodwill related to the Domestic reporting unit, $498.9 million related to the Import reporting unit, $714.9 million related to the Premium Luxury reporting unit, $41.7 million related to the Collision Center reporting unit, and $19.1 million related to the Parts Center reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Our franchise rights, which related to 66 stores and totaled $580.1 million at April 30, 2019, are evaluated for impairment on a franchise-by-franchise basis annually. We performed quantitative franchise rights impairment tests as of April 30, 2019. As a result of the quantitative tests, we identified 6 stores with franchise rights carrying values that exceeded their fair values, and we recorded non-cash impairment charges of $9.6 million. We identified 10 additional stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. We divested one of these stores subsequent to April 30, 2019, and we will continue to monitor the remaining 9 stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 18 of the Notes to Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. Based on a sensitivity analysis of these estimates and assumptions, which is not intended to provide a sensitivity analysis of every potential outcome, the hypothetical additional aggregate pre-tax non-cash impairment charge would have been between $1 million and $3 million.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2019 vs. 2018			2018 vs. 2017
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,166.5	$11,751.6	$(585.1)	(5.0)	$12,180.8	$(429.2)	(3.5)
Retail used vehicle	5,160.3	4,807.6	352.7	7.3	4,577.1	230.5	5.0
Wholesale	306.2	315.7	(9.5)	(3.0)	301.3	14.4	4.8
Used vehicle	5,466.5	5,123.3	343.2	6.7	4,878.4	244.9	5.0
Finance and insurance, net	1,023.3	981.4	41.9	4.3	939.2	42.2	4.5
Total variable operations(1)	17,656.3	17,856.3	(200.0)	(1.1)	17,998.4	(142.1)	(0.8)
Parts and service	3,572.1	3,447.6	124.5	3.6	3,398.3	49.3	1.5
Other	107.3	108.9	(1.6)		137.9	(29.0)
Total revenue	$21,335.7	$21,412.8	$(77.1)	(0.4)	$21,534.6	$(121.8)	(0.6)
Gross profit:
New vehicle	$503.9	$516.1	$(12.2)	(2.4)	$588.4	$(72.3)	(12.3)
Retail used vehicle	346.8	327.6	19.2	5.9	308.0	19.6	6.4
Wholesale	21.2	14.1	7.1		7.2	6.9
Used vehicle	368.0	341.7	26.3	7.7	315.2	26.5	8.4
Finance and insurance	1,023.3	981.4	41.9	4.3	939.2	42.2	4.5
Total variable operations(1)	1,895.2	1,839.2	56.0	3.0	1,842.8	(3.6)	(0.2)
Parts and service	1,622.6	1,555.3	67.3	4.3	1,490.7	64.6	4.3
Other	5.2	2.8	2.4		25.5	(22.7)
Total gross profit	3,523.0	3,397.3	125.7	3.7	3,359.0	38.3	1.1
Selling, general, and administrative expenses	2,558.6	2,509.8	(48.8)	(1.9)	2,436.2	(73.6)	(3.0)
Depreciation and amortization	180.5	166.2	(14.3)		158.6	(7.6)
Franchise rights impairment	9.6	8.1	(1.5)		—	(8.1)
Other income, net	(49.3)	(64.7)	(15.4)		(79.2)	(14.5)
Operating income	823.6	777.9	45.7	5.9	843.4	(65.5)	(7.8)
Non-operating income (expense) items:
Floorplan interest expense	(138.4)	(130.4)	(8.0)		(97.0)	(33.4)
Other interest expense	(106.7)	(119.4)	12.7		(120.2)	0.8
Interest income	0.5	1.1	(0.6)		1.0	0.1
Other income, net	33.6	0.2	33.4		9.3	(9.1)
Income from continuing operations before income taxes	$612.6	$529.4	$83.2	15.7	$636.5	$(107.1)	(16.8)
Retail vehicle unit sales:
New vehicle	282,602	310,839	(28,237)	(9.1)	329,116	(18,277)	(5.6)
Used vehicle	246,113	237,722	8,391	3.5	234,148	3,574	1.5
	528,715	548,561	(19,846)	(3.6)	563,264	(14,703)	(2.6)
Revenue per vehicle retailed:
New vehicle	$39,513	$37,806	$1,707	4.5	$37,011	$795	2.1
Used vehicle	$20,967	$20,224	$743	3.7	$19,548	$676	3.5
Gross profit per vehicle retailed:
New vehicle	$1,783	$1,660	$123	7.4	$1,788	$(128)	(7.2)
Used vehicle	$1,409	$1,378	$31	2.2	$1,315	$63	4.8
Finance and insurance	$1,935	$1,789	$146	8.2	$1,667	$122	7.3
Total variable operations(2)	$3,544	$3,327	$217	6.5	$3,259	$68	2.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2019 (%)	2018 (%)	2017 (%)
Revenue mix percentages:
New vehicle	52.3	54.9	56.6
Used vehicle	25.6	23.9	22.7
Parts and service	16.7	16.1	15.8
Finance and insurance, net	4.8	4.6	4.4
Other	0.6	0.5	0.5
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.3	15.2	17.5
Used vehicle	10.4	10.1	9.4
Parts and service	46.1	45.8	44.4
Finance and insurance	29.0	28.9	28.0
Other	0.2	—	0.7
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.5	4.4	4.8
Used vehicle-retail	6.7	6.8	6.7
Parts and service	45.4	45.1	43.9
Total	16.5	15.9	15.6
Selling, general, and administrative expenses	12.0	11.7	11.3
Operating income	3.9	3.6	3.9
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	72.6	73.9	72.5
Operating income	23.4	22.9	25.1

	December 31,
	2019	2018
Days supply:
New vehicle (industry standard of selling days)	52 days	60 days
Used vehicle (trailing calendar month days)	39 days	42 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the year 2018 column that is being compared to the year 2019 column may differ from the amounts presented in the year 2018 column that is being compared to the year 2017 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$10,908.4	$11,366.8	$(458.4)	(4.0)	$11,519.8	$11,761.3	$(241.5)	(2.1)
Retail used vehicle	5,040.6	4,649.3	391.3	8.4	4,649.6	4,397.8	251.8	5.7
Wholesale	299.3	306.4	(7.1)	(2.3)	302.0	288.9	13.1	4.5
Used vehicle	5,339.9	4,955.7	384.2	7.8	4,951.6	4,686.7	264.9	5.7
Finance and insurance, net	1,004.5	953.7	50.8	5.3	964.4	911.7	52.7	5.8
Total variable operations(1)	17,252.8	17,276.2	(23.4)	(0.1)	17,435.8	17,359.7	76.1	0.4
Parts and service	3,479.6	3,335.0	144.6	4.3	3,354.9	3,288.7	66.2	2.0
Other	105.2	108.4	(3.2)		108.7	136.9	(28.2)
Total revenue	$20,837.6	$20,719.6	$118.0	0.6	$20,899.4	$20,785.3	$114.1	0.5
Gross profit:
New vehicle	$494.7	$506.9	$(12.2)	(2.4)	$506.5	$573.4	$(66.9)	(11.7)
Retail used vehicle	341.8	320.2	21.6	6.7	319.5	296.7	22.8	7.7
Wholesale	20.8	14.6	6.2		8.1	7.6	0.5
Used vehicle	362.6	334.8	27.8	8.3	327.6	304.3	23.3	7.7
Finance and insurance	1,004.5	953.7	50.8	5.3	964.4	911.7	52.7	5.8
Total variable operations(1)	1,861.8	1,795.4	66.4	3.7	1,798.5	1,789.4	9.1	0.5
Parts and service	1,580.2	1,503.8	76.4	5.1	1,513.3	1,441.9	71.4	5.0
Other	5.3	3.0	2.3		2.8	25.3	(22.5)
Total gross profit	$3,447.3	$3,302.2	$145.1	4.4	$3,314.6	$3,256.6	$58.0	1.8
Retail vehicle unit sales:
New vehicle	275,808	298,468	(22,660)	(7.6)	305,615	316,914	(11,299)	(3.6)
Used vehicle	239,996	228,093	11,903	5.2	229,379	223,559	5,820	2.6
Total	515,804	526,561	(10,757)	(2.0)	534,994	540,473	(5,479)	(1.0)
Revenue per vehicle retailed:
New vehicle	$39,551	$38,084	$1,467	3.9	$37,694	$37,112	$582	1.6
Used vehicle	$21,003	$20,383	$620	3.0	$20,270	$19,672	$598	3.0
Gross profit per vehicle retailed:
New vehicle	$1,794	$1,698	$96	5.7	$1,657	$1,809	$(152)	(8.4)
Used vehicle	$1,424	$1,404	$20	1.4	$1,393	$1,327	$66	5.0
Finance and insurance	$1,947	$1,811	$136	7.5	$1,803	$1,687	$116	6.9
Total variable operations(2)	$3,569	$3,382	$187	5.5	$3,347	$3,297	$50	1.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2019 (%)	2018 (%)	2018 (%)	2017 (%)
Revenue mix percentages:
New vehicle	52.3	54.9	55.1	56.6
Used vehicle	25.6	23.9	23.7	22.5
Parts and service	16.7	16.1	16.1	15.8
Finance and insurance, net	4.8	4.6	4.6	4.4
Other	0.6	0.5	0.5	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.4	15.4	15.3	17.6
Used vehicle	10.5	10.1	9.9	9.3
Parts and service	45.8	45.5	45.7	44.3
Finance and insurance	29.1	28.9	29.1	28.0
Other	0.2	0.1	—	0.8
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.5	4.5	4.4	4.9
Used vehicle-retail	6.8	6.9	6.9	6.7
Parts and service	45.4	45.1	45.1	43.8
Total	16.5	15.9	15.9	15.7

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2019	2018	2019 vs. 2018			2018 vs. 2017
			Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$11,166.5	$11,751.6	$(585.1)	(5.0)	$12,180.8	$(429.2)	(3.5)
Gross profit	$503.9	$516.1	$(12.2)	(2.4)	$588.4	$(72.3)	(12.3)
Retail vehicle unit sales	282,602	310,839	(28,237)	(9.1)	329,116	(18,277)	(5.6)
Revenue per vehicle retailed	$39,513	$37,806	$1,707	4.5	$37,011	$795	2.1
Gross profit per vehicle retailed	$1,783	$1,660	$123	7.4	$1,788	$(128)	(7.2)
Gross profit as a percentage of revenue	4.5%	4.4%			4.8%
Days supply (industry standard of selling days)	52 days	60 days

	Years Ended December 31,
	2019	2018	2019 vs. 2018		2018	2017	2018 vs. 2017
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$10,908.4	$11,366.8	$(458.4)	(4.0)	$11,519.8	$11,761.3	$(241.5)	(2.1)
Gross profit	$494.7	$506.9	$(12.2)	(2.4)	$506.5	$573.4	$(66.9)	(11.7)
Retail vehicle unit sales	275,808	298,468	(22,660)	(7.6)	305,615	316,914	(11,299)	(3.6)
Revenue per vehicle retailed	$39,551	$38,084	$1,467	3.9	$37,694	$37,112	$582	1.6
Gross profit per vehicle retailed	$1,794	$1,698	$96	5.7	$1,657	$1,809	$(152)	(8.4)
Gross profit as a percentage of revenue	4.5%	4.5%			4.4%	4.9%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $258.1 million, $384.8 million, and $419.5 million in new vehicle revenue and $9.2 million, $9.2 million, and $15.0 million in new vehicle gross profit for 2019, 2018, and 2017, respectively, is related to acquisition and divestiture activity, as well as new add-point openings.
2019 compared to 2018
Same store new vehicle revenue decreased during 2019, as compared to 2018, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. Same store unit volume declined as we continued to focus on balancing gross profit PVRs and unit volume. In addition, same store unit volume decreased due to overall competitive market conditions in a weaker retail new vehicle sales environment and historically elevated levels in off-lease supply of late-model used vehicles.
Same store revenue PVR increased during 2019, as compared to 2018, due to an increase in revenue PVR for all three segments as a result of increases in the manufacturers’ suggested retail prices. Same store revenue PVR also increased due to a shift in mix toward Premium Luxury vehicles and trucks and sport utility vehicles, all of which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.
Same store gross profit PVR increased during 2019, as compared to the same period in 2018, as we focused on balancing gross profit PVRs and unit volume. Same store gross profit PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVRs.

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

	Years Ended December 31,
($ in millions)	2019	2018	Variance 2019 vs. 2018	2017	Variance 2018 vs. 2017
Floorplan assistance	$111.8	$117.9	$(6.1)	$122.1	$(4.2)
New vehicle floorplan interest expense	(128.1)	(121.7)	(6.4)	(90.4)	(31.3)
Net new vehicle inventory carrying benefit (cost)	$(16.3)	$(3.8)	$(12.5)	$31.7	$(35.5)
2019 compared to 2018
The net new vehicle inventory carrying cost increased in 2019, as compared to 2018, due to an increase in floorplan interest expense and a decrease in floorplan assistance. Floorplan interest expense increased due to higher average interest rates for the full year. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. Our floorplan interest expense in the second half of 2019 benefited from the three interest rate cuts made by the Federal Reserve in the third and fourth quarters of 2019. Floorplan assistance decreased due to lower new vehicle unit sales, partially offset by an increase in the average floorplan assistance rate per unit.

Used Vehicle

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions, except per vehicle data)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$5,160.3	$4,807.6	$352.7	7.3	$4,577.1	$230.5	5.0
Wholesale revenue	306.2	315.7	(9.5)	(3.0)	301.3	14.4	4.8
Total revenue	$5,466.5	$5,123.3	$343.2	6.7	$4,878.4	$244.9	5.0
Retail gross profit	$346.8	$327.6	$19.2	5.9	$308.0	$19.6	6.4
Wholesale gross profit	21.2	14.1	7.1		7.2	6.9
Total gross profit	$368.0	$341.7	$26.3	7.7	$315.2	$26.5	8.4
Retail vehicle unit sales	246,113	237,722	8,391	3.5	234,148	3,574	1.5
Revenue per vehicle retailed	$20,967	$20,224	$743	3.7	$19,548	$676	3.5
Gross profit per vehicle retailed	$1,409	$1,378	$31	2.2	$1,315	$63	4.8
Gross profit as a percentage of retail revenue	6.7%	6.8%			6.7%
Days supply (trailing calendar month days)	39 days	42 days

	Years Ended December 31,
	2019	2018	2019 vs. 2018		2018	2017	2018 vs. 2017
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$5,040.6	$4,649.3	$391.3	8.4	$4,649.6	$4,397.8	$251.8	5.7
Wholesale revenue	299.3	306.4	(7.1)	(2.3)	302.0	288.9	13.1	4.5
Total revenue	$5,339.9	$4,955.7	$384.2	7.8	$4,951.6	$4,686.7	$264.9	5.7
Retail gross profit	$341.8	$320.2	$21.6	6.7	$319.5	$296.7	$22.8	7.7
Wholesale gross profit	20.8	14.6	6.2		8.1	7.6	0.5
Total gross profit	$362.6	$334.8	$27.8	8.3	$327.6	$304.3	$23.3	7.7
Retail vehicle unit sales	239,996	228,093	11,903	5.2	229,379	223,559	5,820	2.6
Revenue per vehicle retailed	$21,003	$20,383	$620	3.0	$20,270	$19,672	$598	3.0
Gross profit per vehicle retailed	$1,424	$1,404	$20	1.4	$1,393	$1,327	$66	5.0
Gross profit as a percentage of retail revenue	6.8%	6.9%			6.9%	6.7%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $119.7 million, $158.3 million, and $179.3 million in retail used vehicle revenue and $5.0 million, $7.4 million, and $11.3 million in retail used vehicle gross profit for 2019, 2018, and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and automotive auctions.

2019 compared to 2018
Same store retail used vehicle revenue increased during 2019, as compared to 2018, due to increases in same store unit volume and revenue PVR. The increase in same store unit volume is due to an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market. With the continued elevated levels in off-lease supply of late-model used vehicles, the average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles.

Same store revenue PVR increased during 2019, as compared to 2018, due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sports utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. The increase in same store revenue PVR was partially offset by a shift in mix toward Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR was relatively flat during 2019, as compared to 2018.

Parts & Service

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,572.1	$3,447.6	$124.5	3.6	$3,398.3	$49.3	1.5
Gross profit	$1,622.6	$1,555.3	$67.3	4.3	$1,490.7	$64.6	4.3
Gross profit as a percentage of revenue	45.4%	45.1%			43.9%

	Years Ended December 31,
			2019 vs. 2018				2018 vs. 2017
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,479.6	$3,335.0	$144.6	4.3	$3,354.9	$3,288.7	$66.2	2.0
Gross profit	$1,580.2	$1,503.8	$76.4	5.1	$1,513.3	$1,441.9	$71.4	5.0
Gross profit as a percentage of revenue	45.4%	45.1%			45.1%	43.8%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision services.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $92.5 million, $112.6 million, and $109.6 million in parts and service revenue and $42.4 million, $51.5 million, and $48.8 million in parts and service gross profit for 2019, 2018, and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA stores, and collision centers.

2019 compared to 2018
During 2019, same store parts and service gross profit increased as compared to 2018, primarily due to increases in gross profit associated with customer-pay service of $38.0 million, warranty service of $17.7 million, wholesale parts sales of $8.8 million, and the preparation of vehicles for sale of $7.3 million.
Customer-pay service gross profit benefited from higher value customer-pay repair orders, an increase in volume, our parts initiatives, and price increases. Warranty service gross profit benefited from improved margin performance largely due to improved parts and labor rates negotiated with certain manufacturers. Gross profit from wholesale parts sales increased largely due to our brand extension strategy. Gross profit associated with the preparation of vehicles for sale benefited from higher used vehicle unit volume.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2019 vs. 2018			2018 vs. 2017
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$1,023.3	$981.4	$41.9	4.3	$939.2	$42.2	4.5
Gross profit per vehicle retailed	$1,935	$1,789	$146	8.2	$1,667	$122	7.3

	Years Ended December 31,
			2019 vs. 2018				2018 vs. 2017
	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2018	2017	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$1,004.5	$953.7	$50.8	5.3	$964.4	$911.7	$52.7	5.8
Gross profit per vehicle retailed	$1,947	$1,811	$136	7.5	$1,803	$1,687	$116	6.9

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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $18.8 million, $27.7 million, and $27.5 million for 2019, 2018, and 2017, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores.

2019 compared to 2018
Same store finance and insurance revenue and gross profit increased during 2019, as compared to 2018, primarily due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Finance and insurance gross profit PVR also benefited from higher realized margins on arranged customer financing and an increase in amounts financed per transaction.
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

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$6,671.4	$7,134.5	$(463.1)	(6.5)	$7,452.8	$(318.3)	(4.3)
Import	6,468.7	6,786.4	(317.7)	(4.7)	6,873.4	(87.0)	(1.3)
Premium Luxury	7,434.8	7,010.9	423.9	6.0	6,832.7	178.2	2.6
Total	20,574.9	20,931.8	(356.9)	(1.7)	21,158.9	(227.1)	(1.1)
Corporate and other	760.8	481.0	279.8	58.2	375.7	105.3	28.0
Total consolidated revenue	$21,335.7	$21,412.8	$(77.1)	(0.4)	$21,534.6	$(121.8)	(0.6)
Segment income(1):
Domestic	$257.6	$249.3	$8.3	3.3	$257.1	$(7.8)	(3.0)
Import	318.6	304.7	13.9	4.6	303.1	1.6	0.5
Premium Luxury	381.1	340.9	40.2	11.8	348.8	(7.9)	(2.3)
Total	957.3	894.9	62.4	7.0	909.0	(14.1)	(1.6)
Corporate and other	(272.1)	(247.4)	(24.7)		(162.6)	(84.8)
Floorplan interest expense	138.4	130.4	(8.0)		97.0	(33.4)
Operating income	$823.6	$777.9	$45.7	5.9	$843.4	$(65.5)	(7.8)
(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	88,404	102,015	(13,611)	(13.3)	111,028	(9,013)	(8.1)
Import	128,183	142,556	(14,373)	(10.1)	150,422	(7,866)	(5.2)
Premium Luxury	66,015	66,268	(253)	(0.4)	67,666	(1,398)	(2.1)
	282,602	310,839	(28,237)	(9.1)	329,116	(18,277)	(5.6)

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,671.4	$7,134.5	$(463.1)	(6.5)	$7,452.8	$(318.3)	(4.3)
Segment income	$257.6	$249.3	$8.3	3.3	$257.1	$(7.8)	(3.0)
Retail new vehicle unit sales	88,404	102,015	(13,611)	(13.3)	111,028	(9,013)	(8.1)

2019 compared to 2018
Domestic revenue decreased during 2019, as compared to 2018, primarily due to a decrease in new vehicle unit volume, a realignment of certain parts distribution centers, and the divestitures we completed in 2018 and 2019, partially offset by an increase in new vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment and historically elevated levels in off-lease supply of late-model used vehicles. The increase in new vehicle revenue PVR was due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income increased during 2019, as compared to 2018, primarily due to an increase in parts and service gross profit associated with customer-pay service and warranty, an increase in finance and insurance revenue and gross profit, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration, and a decrease in SG&A expenses. Increases in Domestic segment income were partially offset by a decrease in new vehicle gross profit resulting from decreases in new vehicle unit volume and new vehicle gross profit PVR impacted by the competitive market conditions discussed above.

Import
The Import segment operating results included the following:

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,468.7	$6,786.4	$(317.7)	(4.7)	$6,873.4	$(87.0)	(1.3)
Segment income	$318.6	$304.7	$13.9	4.6	$303.1	$1.6	0.5
Retail new vehicle unit sales	128,183	142,556	(14,373)	(10.1)	150,422	(7,866)	(5.2)

2019 compared to 2018
Import revenue decreased during 2019, as compared to the same period in 2018, primarily due to a decrease in new vehicle unit volume and the divestitures we completed in 2018 and 2019, partially offset by increases in used vehicle unit volume and used vehicle revenue PVR. The decrease in new vehicle unit volume was primarily due to overall competitive market conditions in a weaker new vehicle sales environment and historically elevated levels in off-lease supply of late-model used vehicles. Used vehicle unit volume increased as a result of an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles. Used vehicle revenue PVR increased due in part to historically elevated levels in off-lease supply of late-model used vehicles and a shift in mix toward trucks and sport utility vehicles, both of which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.
Import segment income increased during 2019, as compared to 2018, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration, and an increase in parts and service gross profit associated with customer-pay service and warranty. Increases in Import segment income were partially offset by an increase in SG&A expenses, a decrease in new vehicle gross profit due to the decrease in new vehicle unit volume discussed above, and the divestitures we completed in 2018 and 2019.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$7,434.8	$7,010.9	$423.9	6.0	$6,832.7	$178.2	2.6
Segment income	$381.1	$340.9	$40.2	11.8	$348.8	$(7.9)	(2.3)
Retail new vehicle unit sales	66,015	66,268	(253)	(0.4)	67,666	(1,398)	(2.1)

2019 compared to 2018
Premium Luxury revenue increased during 2019, as compared to 2018, primarily due to increases in new and used vehicle revenue PVR and used vehicle unit volume and the acquisition and new add-point openings completed in 2018 and 2019. New vehicle revenue PVR increased due to increases in the manufacturers’ suggested retail prices. Used vehicle revenue PVR increased due in part to a shift in mix toward sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. The increase in used vehicle unit volume resulted from an increase in market demand for used vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market that have reduced the disparity between used and new vehicles.
Premium Luxury segment income increased during 2019, as compared to 2018, primarily due to increases in parts and service gross profit associated with customer-pay service and warranty and finance and insurance revenue and gross profit, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration. Premium Luxury segment income also benefited from an increase in new vehicle gross profit PVR as we focused on balancing gross profit PVRs and unit volume, as well as due to several recent product refreshes and new product offerings by Premium Luxury manufacturers. Increases in Premium Luxury segment income were partially offset by an increase in SG&A expenses, due in part to the acquisition and new add-point openings discussed above.

Corporate and other
Corporate and other results included the following:

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Revenue	$760.8	$481.0	$279.8	58.2	$375.7	$105.3	28.0
Income (loss)	$(272.1)	$(247.4)	$(24.7)		$(162.6)	$(84.8)
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of December 31, 2019, we had 81 AutoNation-branded collision centers, 4 AutoNation-branded auction operations, and 5 AutoNation USA stand-alone used vehicle sales and service centers. We also had 6 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. Additionally, we directly source and distribute retail and wholesale parts for sale to our customers and other dealerships and collision centers through our 11 operational AutoNation aftermarket collision parts distribution centers.
Our aftermarket collision parts business was established in 2018 and is still in its development and expansion phase. As of December 31, 2019, our aftermarket collision parts distribution centers as a group were not yet profitable and had approximately $36 million of parts inventory. We have invested approximately $14 million in our aftermarket parts distribution centers for equipment, information systems, and other intangible assets. Several of our aftermarket parts distribution centers are operated under a multi-year logistics agreement with a third party. This agreement is subject to a declining early termination penalty, which is estimated to be approximately $16 million as of December 31, 2019. We also lease facilities for certain of the aftermarket collision parts distribution centers with right-of-use assets of approximately $6 million and remaining lease payments through the various lease terms of approximately $9 million as of December 31, 2019. Although we believe our aftermarket collision parts business will be profitable over time, we can make no such assurance.
We expect to continue to focus on our parts distribution network to support our national wholesale footprint and create more opportunities to offer both original manufacturer and AutoNation aftermarket collision parts to our customers.

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

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions)	2019	2018	Variance Favorable / (Unfavorable)	% Variance	2017	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,634.6	$1,567.8	$(66.8)	(4.3)	$1,540.6	$(27.2)	(1.8)
Advertising	187.8	197.8	10.0	5.1	192.8	(5.0)	(2.6)
Store and corporate overhead	736.2	744.2	8.0	1.1	702.8	(41.4)	(5.9)
Total	$2,558.6	$2,509.8	$(48.8)	(1.9)	$2,436.2	$(73.6)	(3.0)

SG&A as a % of total gross profit:
Compensation	46.4	46.2	(20)	bps	45.9	(30)	bps
Advertising	5.3	5.8	50	bps	5.7	(10)	bps
Store and corporate overhead	20.9	21.9	100	bps	20.9	(100)	bps
Total	72.6	73.9	130	bps	72.5	(140)	bps
2019 compared to 2018
SG&A expenses increased in 2019, as compared to 2018, primarily due to a performance-driven increase in compensation expense and severance and other related expenses we recognized in connection with the separation of an executive during the third quarter of 2019, partially offset by a decrease in restructuring expenses. Gross advertising expenses decreased $16.3 million, partially offset by a decrease in advertising reimbursements from manufacturers of $6.3 million. Store and corporate overhead expenses decreased primarily due to a decrease in certain expenses incurred in the prior year related to our brand extension strategy, decreases in costs associated with our self-insurance programs, including lower hail-related losses and more favorable claims experience, and our cost savings efforts made in connection with our restructuring and cost savings plan announced in January 2019. As a percentage of total gross profit, SG&A expenses decreased to 72.6% in 2019 from 73.9% in 2018, primarily due to improvements in gross profit PVRs and effective cost management.
Other Income, Net (included in Operating Income)
During 2019, we recognized net gains of $45.4 million primarily related to store/property divestitures, and $7.5 million related to certain legal settlements. These gains were partially offset by non-cash asset impairments of $2.2 million.
During 2018, we recognized net gains of $57.6 million primarily related to store/property divestitures and gains of $11.5 million related to certain legal settlements. These gains were partially offset by non-cash asset impairments of $3.2 million.
Franchise Rights Impairment
We recorded non-cash impairment charges of $9.6 million during the second quarter of 2019 and $8.1 million during the second quarter of 2018 to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 18 of the Notes to Consolidated Financial Statements for more information.

Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $138.4 million in 2019 and $130.4 million in 2018. The increase in floorplan interest expense of $8.0 million in 2019, as compared to 2018, is primarily due to higher average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. Our floorplan interest expense in the second half of 2019 benefited from the three interest rate cuts made by the Federal Reserve in the third and fourth quarters of 2019.
Other Interest Expense
Other interest expense was $106.7 million in 2019 and $119.4 million in 2018. The decrease in interest expense of $12.7 million in 2019, as compared to 2018, was primarily due to the repayment of the 6.75% Senior Notes due 2018 in the second quarter of 2018 and lower average debt balances.
Other Income, Net (included in Non-Operating Income)
During 2019, we recorded an unrealized gain related to a minority interest equity investment of $25.7 million due to a change in the fair value of the underlying security. See Note 18 of the Notes to Consolidated Financial Statements for more information.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 26.4% in 2019. Our effective income tax rate of 25.2% in 2018 included favorable adjustments as a result of the U.S. tax reform bill, which was enacted into law on December 22, 2017, and, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. See Note 12 of the Notes to Consolidated Financial Statements for more information.
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
Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2019 and 2018:

(In millions)	December 31, 2019		December 31, 2018
Cash and cash equivalents	$42.0		$48.6
Revolving credit facility(1)	$1,421.1	(2)	$588.0
Secured used vehicle floorplan facilities(3)	$0.6		$0.5

(1)	As limited by the maximum consolidated leverage ratio in our credit agreement.

(2)
At December 31, 2019, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $170.0 million of commercial paper notes outstanding at December 31, 2019. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At December 31, 2019, surety bonds, letters of credit, and cash deposits totaled $109.1 million, including the $39.7 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
Capital Allocation
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives, including our brand extension strategy discussed above under “Strategic Initiatives.” We also deploy capital opportunistically to repurchase our common stock and/or debt, to complete acquisitions or investments, and/or build facilities for newly awarded franchises. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2019	2018	2017
Shares repurchased	1.3	2.1	10.1
Aggregate purchase price	$44.7	$100.0	$434.9
Average purchase price per share	$35.51	$47.58	$42.99

The decision to repurchase shares at any given point in time is based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as acquisitions or investments, capital investments in our current businesses, or repurchases of our debt.
As of December 31, 2019, $219 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2019	2018	2017
Purchases of property and equipment, including operating lease buy-outs (1)	$257.4	$393.6	$332.9

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
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, cash received from business divestitures, net of cash relinquished, and proceeds received from the sale of property and equipment and the disposal of assets held for sale over the past three years:

(In millions)	2019	2018	2017
Cash used in business acquisitions, net(1)	$(4.7)	$(67.2)	$(76.8)
Cash received from business divestitures, net	$115.6	$173.2	$104.6
Proceeds from the sale of property and equipment	$1.0	$28.0	$21.0
Proceeds from the disposal of assets held for sale	$38.0	$21.1	$38.0

(1) Excludes capital leases and deferred purchase price commitments.
During 2019, we purchased two parts distribution centers. We also divested three Domestic stores, five Import stores, and two collision centers during 2019.
During 2018, we purchased one store and two collision centers. We also divested eight Domestic stores, seven Import stores, two Premium Luxury stores, and one collision center during 2018.
We regularly review our store portfolio and may divest stores opportunistically. We have utilized proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2019 and 2018:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2019	2018
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$350.0	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Other debt (1)	Various dates through 2038	Monthly	93.9	133.1
			1,943.9	1,983.1
Less: unamortized debt discounts and debt issuance costs			(9.8)	(12.6)
Less: current maturities			(355.6)	(44.3)
Long-term debt, net of current maturities			$1,578.5	$1,926.2

(1)	Other debt includes finance leases as of December 31, 2019 and capital leases as of December 31, 2018.
In February 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes through the utilization of our commercial paper program.
At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days. At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days.
A downgrade in our credit ratings could negatively impact the interest rate payable on our senior notes and could negatively impact our ability to issue, or the interest rates for, commercial paper notes. Additionally, an increase in our leverage ratio could negatively impact the interest rates charged for borrowings under our revolving credit facility.
See Note 9 of the Notes to Consolidated Financial Statements for more information on our long-term debt and commercial paper.
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

As of December 31, 2019, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2019, our leverage ratio and capitalization ratio were as follows:

	December 31, 2019
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.24x
Capitalization ratio	≤ 70.0%	54.5%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2019	2018
Vehicle floorplan payable - trade	$2,120.6	$2,388.0
Vehicle floorplan payable - non-trade	1,455.2	1,609.7
Vehicle floorplan payable	$3,575.8	$3,997.7
See Note 5 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2019	2018	2017
Net cash provided by operating activities	$769.2	$511.0	$540.1
Net cash used in investing activities	$(115.8)	$(295.3)	$(227.0)
Net cash used in financing activities	$(660.3)	$(237.4)	$(307.4)
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
2019 compared to 2018
Net cash provided by operating activities increased during 2019, as compared to 2018, primarily due to a decrease in working capital requirements and an increase in earnings.
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
2019 compared to 2018
Net cash used in investing activities decreased during 2019, as compared to 2018, primarily due to decreases in purchases of property and equipment, cash used in business acquisitions, net of cash acquired, and investments in equity securities, partially offset by decreases in cash received from business divestitures, net of cash relinquished, and proceeds from the sale of property and equipment.

Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and proceeds from stock option exercises.
2019 compared to 2018
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $460.0 million during 2019 and net proceeds of $300.0 million during 2018, as well as changes in vehicle floorplan payable-non-trade totaling net repayments of $134.3 million during 2019 compared to net repayments of $34.2 million in 2018.
During 2019, we repurchased 1.3 million shares of common stock for an aggregate purchase price of $44.7 million (average purchase price per share of $35.51). During 2018, we repurchased 2.1 million shares of our common stock for an aggregate purchase price of $100.0 million (average purchase price per share of $47.58).
During 2018, we repaid the outstanding $400.0 million of 6.75% Senior Notes.

Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2019. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2020)	1 - 3 Years (2021 and 2022)	3 - 5 Years (2023 and 2024)	More Than 5 Years (2025 and thereafter)
Vehicle floorplan payable (Note 5)(1)	$3,575.8	$3,575.8	$—	$—	$—
Long-term debt, including capital leases (Note 9)(1)(2)	1,943.9	354.5	309.4	460.4	819.6
Commercial paper (Note 9)(1)	170.0	170.0	—	—	—
Interest payments(3)	380.1	73.8	112.4	106.1	87.8
Operating lease and other commitments (Note 8)(1)(4)	468.0	58.1	98.1	73.7	238.1
Unrecognized tax benefits, net (Note 12)(1)	10.0	—	2.8	7.2	—
Deferred compensation obligations(5)	85.8	4.5	—	—	81.3
Estimated chargeback liability (Note 10)(1)(6)	134.5	74.6	53.5	6.2	0.2
Estimated self-insurance obligations (Note 11)(1)(7)	80.3	32.3	27.7	10.6	9.7
Purchase obligations(8)	124.2	87.8	34.9	1.5	—
Total	$6,972.6	$4,431.4	$638.8	$665.7	$1,236.7

(1)	See Notes to Consolidated Financial Statements.

(2)	Amounts for long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $1.5 million or debt issuance costs of $8.3 million.

(3)
Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes and finance leases. Estimates of future interest payments for vehicle floorplan payables and commercial paper are excluded due to the short-term nature of these facilities.

(4)
Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2019, these charges totaled approximately $20 million. Additionally, operating leases that are on a month-to-month basis are not included.

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
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2019, surety bonds, letters of credit, and cash deposits totaled $109.1 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 12 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including our brand extension strategies, as well as statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•
The automotive retail industry is sensitive to changing economic conditions and various other factors, including, but not limited to, fuel prices, interest rates, and tariffs. Our business and results of operations are substantially dependent on new and used vehicle sales levels in the United States and in our particular geographic markets, as well as the gross profit margins that we can achieve on our sales of vehicles, all of which are very difficult to predict.

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

•
Our minority equity investment in Vroom Inc. does not have a readily determinable fair value and its fair value is subject to fluctuations based on observable price changes. These fluctuations could result in a downward adjustment or require us to record an impairment, both of which could adversely impact our results of operations and financial condition.

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

We had $3.6 billion of variable rate vehicle floorplan payable at December 31, 2019, and $4.0 billion at December 31, 2018. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $35.8 million in 2019 and $40.0 million in 2018 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $170.0 million of commercial paper notes outstanding at December 31, 2019, and $630.0 million at December 31, 2018. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $1.7 million in 2019 and $6.3 million in 2018.
Our fixed rate long-term debt, consisting of amounts outstanding under senior unsecured notes and capital lease and other debt obligations, totaled $1.9 billion and had a fair value of $2.0 billion as of December 31, 2019, and totaled $2.0 billion and had a fair value of $1.9 billion as of December 31, 2018.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenues and related costs as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the fair value of franchise rights
As discussed in Notes 1, 7 and 18 to the consolidated financial statements, the franchise rights balance as of December 31, 2019 was $566.5 million. The Company performs franchise rights impairment testing on an annual basis or whenever events or changes in circumstances indicate that there is a greater than 50% likelihood that the franchise rights’ carrying value exceeds their estimated fair value. These tests are performed at the store level and the fair value of franchise rights are estimated by discounting expected future cash flows of the store.
We identified the assessment of the fair value of franchise rights as a critical audit matter. A higher degree of auditor judgment was required to evaluate the Company’s estimates of fair value including the estimated future revenue growth and profitability. Specialized skills are required to evaluate the determination of the discount rates. The revenue growth rate, the pre-tax margin rate and the discount rate assumptions used to calculate the fair value of franchise rights were challenging to test as minor changes to those assumptions had a significant effect on the Company’s assessment of the fair value of the franchise rights.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s franchise rights impairment assessment process, including controls related to the determination of the fair value, the related revenue growth rates, the pre-tax margin rates, and the assumptions used to develop the discount rates. We performed sensitivity analyses over the revenue growth rate, pre-tax margin rate and discount rate assumptions to assess their impact on the Company’s determination that the fair value of franchise rights exceeded its carrying value. We evaluated the Company’s forecasted revenue growth rates by comparing the growth assumptions to market data, such as industry forecasted growth rates and historical actual growth for similar store brands in the market. We evaluated the Company’s forecasted pre-tax margin rates by comparing the rate assumptions to published reports for pre-tax margin rates and historical actual pre-tax margin for similar store brands in the market. We compared the Company’s historical revenue and pre-tax margin forecasts to actual results to assess the Company’s ability to accurately forecast. We involved a valuation professional with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rates by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities;

•	assessing the valuation methodology used by the Company to estimate fair value; and

•
developing an independent estimate of the fair value of franchise rights using the Company’s cash flow forecast by store location and an independently developed discount rate, and compared the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.

Fort Lauderdale, Florida
February 18, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Fort Lauderdale, Florida
February 18, 2020

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42.0	$48.6
Receivables, net	916.7	976.2
Inventory	3,305.8	3,650.5
Other current assets	146.6	208.7
Total Current Assets	4,411.1	4,884.0
PROPERTY AND EQUIPMENT, NET	3,174.6	3,155.3
OPERATING LEASE ASSETS	333.1	—
GOODWILL	1,501.9	1,513.2
OTHER INTANGIBLE ASSETS, NET	581.6	595.4
OTHER ASSETS	541.0	517.2
Total Assets	$10,543.3	$10,665.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,120.6	$2,388.0
Vehicle floorplan payable - non-trade	1,455.2	1,609.7
Accounts payable	290.3	306.2
Commercial paper	170.0	630.0
Current maturities of long-term debt	355.6	44.3
Other current liabilities	708.5	679.9
Total Current Liabilities	5,100.2	5,658.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,578.5	1,926.2
NONCURRENT OPERATING LEASE LIABILITIES	305.0	—
DEFERRED INCOME TAXES	135.1	89.8
OTHER LIABILITIES	262.4	275.0
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at December 31, 2019, and December 31, 2018, including shares held in treasury	1.0	1.0
Additional paid-in capital	35.9	20.8
Retained earnings	3,688.3	3,238.3
Treasury stock, at cost; 13,212,974 and 12,540,065 shares held, respectively	(563.1)	(544.1)
Total Shareholders’ Equity	3,162.1	2,716.0
Total Liabilities and Shareholders’ Equity	$10,543.3	$10,665.1

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2019	2018	2017
Revenue:
New vehicle	$11,166.5	$11,751.6	$12,180.8
Used vehicle	5,466.5	5,123.3	4,878.4
Parts and service	3,572.1	3,447.6	3,398.3
Finance and insurance, net	1,023.3	981.4	939.2
Other	107.3	108.9	137.9
TOTAL REVENUE	21,335.7	21,412.8	21,534.6
Cost of Sales:
New vehicle	10,662.6	11,235.5	11,592.4
Used vehicle	5,098.5	4,781.6	4,563.2
Parts and service	1,949.5	1,892.3	1,907.6
Other	102.1	106.1	112.4
TOTAL COST OF SALES (excluding depreciation shown below)	17,812.7	18,015.5	18,175.6
Gross Profit:
New vehicle	503.9	516.1	588.4
Used vehicle	368.0	341.7	315.2
Parts and service	1,622.6	1,555.3	1,490.7
Finance and insurance	1,023.3	981.4	939.2
Other	5.2	2.8	25.5
TOTAL GROSS PROFIT	3,523.0	3,397.3	3,359.0
Selling, general, and administrative expenses	2,558.6	2,509.8	2,436.2
Depreciation and amortization	180.5	166.2	158.6
Franchise rights impairment	9.6	8.1	—
Other income, net	(49.3)	(64.7)	(79.2)
OPERATING INCOME	823.6	777.9	843.4
Non-operating income (expense) items:
Floorplan interest expense	(138.4)	(130.4)	(97.0)
Other interest expense	(106.7)	(119.4)	(120.2)
Interest income	0.5	1.1	1.0
Other income, net	33.6	0.2	9.3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	612.6	529.4	636.5
Income tax provision	161.8	133.5	201.5
NET INCOME FROM CONTINUING OPERATIONS	450.8	395.9	435.0
Income (loss) from discontinued operations, net of income taxes	(0.8)	0.1	(0.4)
NET INCOME	$450.0	$396.0	$434.6
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$5.00	$4.36	$4.45
Discontinued operations	$(0.01)	$—	$—
Net income	$4.99	$4.36	$4.44
Weighted average common shares outstanding	90.1	90.9	97.8
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.98	$4.34	$4.43
Discontinued operations	$(0.01)	$—	$—
Net income	$4.97	$4.34	$4.43
Weighted average common shares outstanding	90.5	91.3	98.2
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	89.3	90.0	91.6
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2016	120,562,149	$1.2	$18.2	$3,133.3	$(842.4)	$2,310.3
Net income	—	—	—	434.6	—	434.6
Repurchases of common stock	—	—	—	—	(434.9)	(434.9)
Treasury stock cancellation	(18,000,000)	(0.2)	(30.2)	(735.6)	766.0	—
Stock-based compensation expense	—	—	20.6	—	—	20.6
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(4.8)	—	43.4	38.6
Other	—	—	0.2	(0.1)	—	0.1
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	396.0	—	396.0
Repurchases of common stock	—	—	—	—	(100.0)	(100.0)
Stock-based compensation expense	—	—	25.5	—	—	25.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(8.7)	—	23.8	15.1
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	450.0		450.0
Repurchases of common stock	—	—	—	—	(44.7)	(44.7)
Stock-based compensation expense	—	—	31.1	—	—	31.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(16.0)	—	25.7	9.7
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2019	2018	2017
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$450.0	$396.0	$434.6
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	0.8	(0.1)	0.4
Depreciation and amortization	180.5	166.2	158.6
Amortization of debt issuance costs and accretion of debt discounts	5.2	5.4	5.6
Stock-based compensation expense	31.1	25.5	20.6
Deferred income tax provision (benefit)	45.8	14.5	(19.0)
Net gain on asset sales and dispositions	(44.9)	(57.6)	(95.4)
Franchise rights impairment	9.6	8.1	—
Other non-cash impairment charges	2.2	3.2	26.4
Unrealized gain on equity investment	(25.7)	—	—
Other	(6.8)	0.8	(7.3)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	56.2	133.7	(61.6)
Inventory	296.0	(319.5)	39.3
Other assets	49.5	(107.9)	(37.0)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(240.6)	242.4	(64.4)
Accounts payable	(17.6)	1.7	0.5
Other liabilities	(22.1)	(2.0)	139.1
Net cash provided by continuing operations	769.2	510.4	540.4
Net cash provided by (used in) discontinued operations	—	0.6	(0.3)
Net cash provided by operating activities	769.2	511.0	540.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(269.3)	(400.8)	(313.4)
Proceeds from the sale of property and equipment	1.0	28.0	21.0
Proceeds from the disposal of assets held for sale	38.0	21.1	38.0
Insurance recoveries on property and equipment	3.5	1.1	1.7
Cash used in business acquisitions, net of cash acquired	(4.7)	(67.2)	(76.8)
Cash received from business divestitures, net of cash relinquished	115.6	173.2	104.6
Investment in equity security	—	(50.0)	—
Other	0.1	(0.7)	(2.1)
Net cash used in continuing operations	(115.8)	(295.3)	(227.0)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(115.8)	(295.3)	(227.0)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2019	2018	2017
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(44.7)	(100.0)	(434.9)
Payment of 6.75% Senior Notes due 2018	—	(400.0)	—
Proceeds from 3.5% Senior Notes due 2024	—	—	449.4
Proceeds from 3.8% Senior Notes due 2027	—	—	299.8
Proceeds from revolving credit facilities	—	—	1,307.0
Payments of revolving credit facilities	—	—	(1,307.0)
Net proceeds from (payments of) commercial paper	(460.0)	300.0	(612.0)
Payment of debt issuance costs	—	—	(13.5)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(134.3)	(34.2)	130.2
Payments of mortgage facilities	—	—	(153.2)
Payments of other debt obligations	(31.0)	(15.8)	(11.8)
Proceeds from the exercise of stock options	12.7	17.8	39.7
Payments of tax withholdings for stock-based awards	(3.0)	(2.7)	(1.1)
Other	—	(2.5)	—
Net cash used in continuing operations	(660.3)	(237.4)	(307.4)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	(660.3)	(237.4)	(307.4)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6.9)	(21.7)	5.7
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of year	49.4	71.1	65.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of year	$42.5	$49.4	$71.1

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2019, we owned and operated 317 new vehicle franchises from 231 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Volkswagen (including Audi and Porsche), and Nissan. As of December 31, 2019, we also owned and operated 81 AutoNation-branded collision centers, 5 AutoNation USA stores, 4 automotive auction operations, and 17 parts distribution centers.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. The critical accounting estimates made in the accompanying Consolidated Financial Statements include certain assumptions related to goodwill and other intangible assets. Other significant accounting estimates include certain assumptions related to long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, and estimated tax liabilities.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Leased property meeting certain criteria is capitalized as a finance lease right-of-use asset and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Income, Net (within Operating Income) in the Consolidated Statements of Income. See Note 6 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.
Depreciation is recorded over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and finance lease right-of-use assets are amortized to depreciation expense over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

Buildings and improvements	5 to 40 years

Furniture, fixtures, and equipment	3 to 10 years
We continually evaluate property and equipment, including leasehold improvements, to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or a current-period operating or cash flow loss combined with historical losses or projected future losses. We use an estimate of the related undiscounted cash flows over the remaining life of the asset (asset group) in assessing whether an asset (asset group) has been impaired. We measure impairment losses based upon the amount by which the carrying amount of the asset (asset group) exceeds the fair value. If we recognize an impairment loss on a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis, which is depreciated over the remaining useful life of that asset.
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
Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information. We had assets held for sale of $40.6 million at December 31, 2019, and $67.8 million at December 31, 2018, included in continuing operations. We had assets held for sale of $8.0 million at December 31, 2019, and $14.1 million at December 31, 2018, included in discontinued operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

See Note 18 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2019 and 2018.
Leases
We lease numerous facilities and various types of equipment relating to our operations. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies related to leases.
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
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. Under generally accepted accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2019 for our Domestic, Import, and Premium Luxury reporting units, and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. We elected to perform a quantitative goodwill impairment test for our Collision Center and Parts Center reporting units as of April 30, 2019, and no goodwill impairment charges resulted from the testing.
We elected to perform a qualitative evaluation for all of our reporting units as of April 30, 2018, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
We elected to perform quantitative franchise rights impairment tests as of April 30, 2019. As a result of these tests, we recorded non-impairment charges of $9.6 million to reduce the carrying values of certain franchise rights to their estimated fair values. We also elected to perform quantitative franchise rights impairment tests as of April 30, 2018, and impairment charges of $8.1 million resulted from the impairment tests.
See Note 7 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 18 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, assets held for sale in continuing operations and discontinued operations, prepaid expenses, deposits, and contract assets.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, and an investment in an equity security.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits and sales taxes, the current portions of finance and insurance chargeback liabilities, operating lease liabilities, deferred revenue, and contract liabilities, accrued expenses, customer deposits, and accrued interest payable.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, finance and insurance chargeback liabilities, contract liabilities, and self-insurance liabilities.
Employee Savings Plans
We offer a 401(k) plan to all of our associates and provide a matching contribution to certain associates that participate in the plan. We provided a matching contribution of $15.0 million in 2019, $14.1 million in 2018, and $7.1 million in 2017. Employer matching contributions are subject to a three-year graded vesting period for associates hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for associates hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain associates and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $1.4 million for 2019, $1.5 million for 2018, and $0.7 million for 2017. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Participants eligible for a matching contribution under the Plan are not eligible for a matching contribution in our 401(k) plan. The balances due to participants in the Plan were $85.8 million as of December 31, 2019, and $78.8 million as of December 31, 2018, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
We grant stock-based awards in the form of time-based and performance-based restricted stock units (“RSUs”), which are issued from our treasury stock upon vesting. Compensation cost for RSUs is based on the closing price of our common stock on the date of grant. Prior to 2017, we also granted stock options and restricted stock.
Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for time-based RSUs, restricted stock awards, and stock options is recognized on a straight-line basis over the shorter of the stated vesting period or the period until associates become retirement-eligible. Compensation cost for performance-based RSUs is recognized over the requisite service period based on the expected achievement level of the performance goals, which is evaluated over the performance period. The amount of compensation cost recognized on performance-based RSUs depends on the relative satisfaction of the performance condition based on performance to date. We account for forfeitures of stock-based awards as they occur. See Note 14 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue Recognition
Revenue consists of the sales of new and used vehicles, sales of parts and automotive services, commissions for the placement of finance and insurance products, and sales of other products. Effective January 1, 2018, we adopted ASC Topic 606, which amended accounting guidance on revenue recognition. We adopted the standard using a modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. Therefore, the comparative information for 2017 has not been adjusted and continues to be reported under ASC Topic 605. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies related to revenue recognition.
Insurance
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. See Note 11 of the Notes to Consolidated Financial Statements for more information on our self-insurance liabilities.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $187.8 million in 2019, $197.8 million in 2018, and $192.8 million in 2017, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $59.8 million in 2019, $66.1 million in 2018, and $65.0 million in 2017. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
Parts and Service Internal Profit
Our parts and service departments recondition the majority of used vehicles acquired by our used vehicle departments and perform preparatory work on new vehicles acquired by our new vehicle departments. The parts and service

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. Revenues and costs of sales associated with the internal work performed by our parts and service departments are reflected in our parts and service results in our Consolidated Statements of Income. New and used vehicle revenues and costs of sales are reduced by the amount of the intracompany charge. As a result, the revenues and costs of sales associated with the internal work performed by our parts and service departments are eliminated in consolidation. We also defer internal profit associated with the internal work performed by our parts and service departments on our vehicle inventory until such vehicles have been sold.
Income Taxes
We file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. See Note 12 of the Notes to Consolidated Financial Statements for more detailed information related to income taxes.
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
We elected certain practical expedients available under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of our existing leases. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Consequently, on adoption, we recognized additional operating liabilities of $358.1 million and ROU assets of $344.6 million. The new

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and we did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components of leases for the majority of our classes of underlying assets.

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

	Twelve Months Ended December 31, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,502.5	$3,695.6	$3,968.4	$—	$11,166.5
Used vehicle	1,769.5	1,501.9	2,045.6	149.5	5,466.5
Parts and service	959.0	889.7	1,136.0	587.4	3,572.1
Finance and insurance, net	354.6	368.3	279.2	21.2	1,023.3
Other	85.8	13.2	5.6	2.7	107.3
	$6,671.4	$6,468.7	$7,434.8	$760.8	$21,335.7

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,969.6	$5,768.3	$6,467.5	$399.3	$18,604.7
Goods and services transferred over time(2)	701.8	700.4	967.3	361.5	2,731.0
	$6,671.4	$6,468.7	$7,434.8	$760.8	$21,335.7

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Contract Assets and Liabilities
When the timing of our provision of goods or services is different from the timing of payments made by our customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with automotive repair and maintenance services, as well as our estimate of variable consideration that has been included in the transaction price for certain finance and insurance products (retrospective commissions). These contract assets are reclassified to receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to upfront payments received from customers for the sale of certain finance and insurance products for which our performance obligations are satisfied, and revenue is recognized, as each underlying service of the multi-year contract is completed during the contract term.
Our receivables from contracts with customers are included in Receivables, net, our current contract asset is included with Other Current Assets, our long-term contract asset is included with Other Assets, our current contract liability is included with Other Current Liabilities, and our long-term contract liability is included with Other Long-Term Liabilities in our Consolidated Balance Sheets.
The following table provides the balances at December 31 of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	2019	2018
Receivables from contracts with customers, net	$662.0	$706.7
Contract Asset (Current)	$26.7	$28.2
Contract Asset (Long-Term)	$7.0	$17.4
Contract Liability (Current)	$32.6	$31.6
Contract Liability (Long-Term)	$57.7	$61.9

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The change in the balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods. The following table presents revenue recognized during the year from amounts included in the contract liability balance at the beginning of the period and performance obligations satisfied in previous periods:

	2019	2018
Amounts included in contract liability at the beginning of the period	$35.1	$29.8
Performance obligations satisfied in previous periods	$9.3	$23.6
Other significant changes include contract assets reclassified to receivables of $30.0 million during 2019 and $9.8 million in 2018.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The retrospective commission we earn on each product sold is a form of variable consideration that is subject to constraint due to it being highly susceptible to factors outside our influence and control. Our agreements with the third-party administrators generally provide for an annual retrospective commission payout based on the product portfolio performance for that year. We estimate variable consideration related to retrospective commissions and perform a constraint analysis using the expected value method based on the historical performance of the product portfolios and current trends to estimate the amount of retrospective commissions to which we expect we will be entitled. At each reporting period, we reassess our expectations about the amount of retrospective commission variable consideration to which we expect to be entitled and recognize revenue when we no longer believe a significant revenue reversal is probable. Additionally, we may be charged back for commissions related to finance and insurance products in the event of early termination, default, or prepayment of the contracts by end-customers (“chargebacks”). An estimated refund liability for chargebacks against the revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized and is based primarily on our historical chargeback experience. We update our measurement of the chargeback liability at each reporting date for changes in expectations about the amount of chargebacks. See Note 10 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$89.5	$29.4	$44.7	$15.4

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
We have determined that the sales commissions and third-party administrator fees incurred related to sales of VCP products qualify for capitalization since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. We had capitalized costs incurred to obtain or fulfill a VCP contract with a customer of $9.1 million as of December 31, 2019 and $9.4 million at December 31, 2018. We amortized $3.8 million and $3.2 million of these capitalized costs during 2019 and 2018, respectively.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	2019	2018	2017
Net income from continuing operations	$450.8	$395.9	$435.0
Income (loss) from discontinued operations, net of income taxes	(0.8)	0.1	(0.4)
Net income	$450.0	$396.0	$434.6

Weighted average common shares outstanding used in calculating basic EPS	90.1	90.9	97.8
Effect of dilutive stock options and unvested RSUs	0.4	0.4	0.4
Weighted average common shares outstanding used in calculating diluted EPS	90.5	91.3	98.2

Basic EPS amounts(1):
Continuing operations	$5.00	$4.36	$4.45
Discontinued operations	$(0.01)	$—	$—
Net income	$4.99	$4.36	$4.44

Diluted EPS amounts(1):
Continuing operations	$4.98	$4.34	$4.43
Discontinued operations	$(0.01)	$—	$—
Net income	$4.97	$4.34	$4.43
(1) Earnings per share amounts are calculated discretely and therefore may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings per share is as follows:

	2019	2018	2017
Anti-dilutive equity instruments excluded from the computation of diluted earnings per share	2.4	2.3	3.1

4. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2019	2018
Trade receivables	$136.4	$130.4
Manufacturer receivables	234.5	242.3
Other	38.8	31.4
	409.7	404.1
Less: allowances for doubtful accounts	(0.5)	(4.6)
	409.2	399.5
Contracts-in-transit and vehicle receivables	506.0	568.6
Income taxes receivable (See Note 12)	1.5	8.1
Receivables, net	$916.7	$976.2

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

5. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2019	2018
New vehicles	$2,490.8	$2,874.8
Used vehicles	570.0	553.8
Parts, accessories, and other	245.0	221.9
Inventory	$3,305.8	$3,650.5

The components of vehicle floorplan payables at December 31 are as follows:

	2019	2018
Vehicle floorplan payable - trade	$2,120.6	$2,388.0
Vehicle floorplan payable - non-trade	1,455.2	1,609.7
Vehicle floorplan payable	$3,575.8	$3,997.7

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.7% during 2019 and 3.5% during 2018. At December 31, 2019, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.2 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.6% during 2019 and 3.5% during 2018. At December 31, 2019, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $515.0 million, of which $424.0 million had been borrowed. The remaining borrowing capacity of $91.0 million was limited to $0.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2019	2018
Land	$1,376.8	$1,360.8
Buildings and improvements	2,306.0	2,320.2
Furniture, fixtures, and equipment	973.0	807.1
	4,655.8	4,488.1
Less: accumulated depreciation and amortization	(1,481.2)	(1,332.8)
Property and equipment, net	$3,174.6	$3,155.3

We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $1.3 million in 2019, $1.4 million in 2018, and $1.0 million in 2017.

7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2019	2018
Goodwill	$1,501.9	$1,513.2

Franchise rights - indefinite-lived	$566.5	$580.1
Other intangible assets	23.4	22.2
	589.9	602.3
Less: accumulated amortization	(8.3)	(6.9)
Intangible assets, net	$581.6	$595.4

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

	Domestic	Import	Premium Luxury	Collision Centers	Parts Centers	Consolidated
Goodwill at January 1, 2018 (1)	$231.7	$532.4	$712.1	$38.8	$—	$1,515.0
Acquisitions, dispositions, and other adjustments, net (2)	0.8	(11.5)	5.6	3.3	—	(1.8)
Goodwill at December 31, 2018 (1)	232.5	520.9	717.7	42.1	—	1,513.2
Acquisitions, dispositions, and other adjustments, net (2)	(5.2)	(22.0)	(2.8)	(0.4)	19.1	(11.3)
Goodwill at December 31, 2019 (1)	$227.3	$498.9	$714.9	$41.7	$19.1	$1,501.9

(1)
Net of accumulated impairment losses of $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit structure was comprised of a single reporting unit) and $140.0 million associated with our Domestic reporting unit, both of which were recorded during the year ended December 31, 2008.

(2)	Includes amounts reclassified to held for sale and related adjustments, which are presented in Other Current Assets in our Consolidated Balance Sheet as of period end.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2019, we had $566.5 million of franchise rights recorded on our Consolidated Balance Sheet, of which $151.5 million was related to Domestic stores, $106.8 million was related to Import stores, and $308.2 million was related to Premium Luxury stores.
See Note 18 of the Notes to Consolidated Financial Statements for more information about our annual impairment tests of goodwill and franchise rights.

8.     LEASES
General description
The significant majority of leases that we enter into are for real estate. We lease numerous facilities relating to our operations, including primarily for automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, offices, and our corporate headquarters. Leases for real property have terms ranging from one to twenty-five years. We also lease various types of equipment, including security cameras, diagnostic equipment, copiers, key-cutting machines, and postage machines, among others. Equipment leases generally have terms ranging from one to five years. In addition, we lease certain vehicles from vehicle manufacturers to provide our service customers with the use of a vehicle while their vehicles are being serviced at our dealerships. These service loaner vehicle leases generally have terms ranging from six to eighteen months, and we typically purchase the service loaner vehicles at the end of the lease.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components for the following classes of underlying assets: real estate, office equipment, service loaner vehicles, and marketing-related assets (e.g., billboards).
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of our ROU assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Discount rate
For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based on current market prices of instruments similar to our unsecured borrowings with maturities that align with the relevant lease term, and such rates are then adjusted for our credit spread and the effects of full collateralization.

Leases	Classification	2019
Assets
Operating	Operating Lease Assets	$333.1
Finance	Property and Equipment, Net and Other Assets	82.5
Total right-of-use assets		$415.6

Liabilities
Current
Operating	Other Current Liabilities	$41.0
Finance	Current Maturities of Long-Term Debt and Vehicle Floorplan Payable - Trade	26.2
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	305.0
Finance	Long-Term Debt, Net of Current Maturities	87.3
Total lease liabilities		$459.5

Lease Term and Discount Rate	2019
Weighted average remaining lease term
Operating	11 years
Finance	13 years
Weighted-average discount rate
Operating	5.27%
Finance	9.09%

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lease cost	Classification	2019
Operating lease cost	Selling, general, and administrative expenses	$60.5
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	10.8
Interest on lease liabilities	Other interest expense and floorplan interest expense	8.8
Short-term lease cost (1)	Selling, general, and administrative expenses	9.6
Variable lease cost	Selling, general, and administrative expenses	6.6
Sublease income	Selling, general, and administrative expenses	(1.2)
Net lease cost		$95.1

(1) Includes leases with a term of one month or less.

Other Information	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$60.0
Operating cash flows from finance leases (1)	$50.8
Financing cash flows from finance leases	$28.9
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$31.9
Finance lease liabilities	$46.3

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Twelve months ending December 31,
2020	$58.1	$32.9
2021	52.2	11.1
2022	45.9	10.9
2023	39.7	10.7
2024	34.0	11.0
Thereafter	238.1	100.8
Total lease payments	468.0	177.4
Less: interest	(122.0)	(63.9)
Present value of lease liabilities	$346.0	$113.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under ASC Topic 840, expenses under real property, equipment, and software leases were $66.2 million in 2018 and $56.3 million in 2017. The following table provides the future minimum lease obligations for leases with initial terms in excess of one year as for the year ended December 31, 2018 in accordance with ASC Topic 840:

Maturity of Lease Liabilities	Operating Leases(1)	Capital Leases
Twelve months ending December 31,
2019	$61.2	$35.7
2020	51.0	10.4
2021	46.1	10.1
2022	42.1	10.2
2023	36.6	10.1
Thereafter	258.4	108.7
Total minimum lease payments	$495.4	$185.2
Less: amounts representing interest		(69.5)
		$115.7

(1)	Future minimum operating lease payments do not reflect future minimum sublease income of $2.2 million. Additionally, operating leases that are on a month-to-month basis are not included.

9. LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2019	2018
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$350.0	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	October 19, 2022	Monthly	—	—
Other debt (1)	Various dates through 2038	Monthly	93.9	133.1
			1,943.9	1,983.1
Less: unamortized debt discounts and debt issuance costs			(9.8)	(12.6)
Less: current maturities			(355.6)	(44.3)
Long-term debt, net of current maturities			$1,578.5	$1,926.2

(1)	Other debt includes finance leases as of December 31, 2019 and capital leases as of December 31, 2018.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2019, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2020	$354.5
2021	304.6
2022	4.8
2023	4.9
2024	455.5
Thereafter	819.6
$1,943.9

Senior Unsecured Notes and Credit Agreement
The interest rates payable on the 3.35% Senior Notes, 3.5% Senior Notes, 4.5% Senior Notes, and 3.8% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes. In February 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes.
Under our credit agreement, we have a $1.8 billion revolving credit facility that matures on October 19, 2022. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.7 million at December 31, 2019, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2019. As of December 31, 2019, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1.4 billion.
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
Other Long-Term Debt
At December 31, 2019, we had finance lease and other debt obligations of $93.9 million, which are due at various dates through 2038. See Note 8 of the Notes to Consolidated Financial Statements for more information related to finance lease obligations.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days. At December 31, 2018, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.22% and a weighted-average remaining term of 21 days.

10. CHARGEBACK LIABILITY
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

	2019	2018	2017
Balance - January 1	$128.1	$120.8	$116.8
Add: Provisions	108.6	108.3	96.3
Deduct: Chargebacks	(102.2)	(101.0)	(92.3)
Balance - December 31	$134.5	$128.1	$120.8

11. SELF-INSURANCE
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation.
At December 31, 2019 and 2018, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2019	2018
Self-insurance - current portion	$32.3	$29.9
Self-insurance - long-term portion	48.0	47.4
Total self-insurance liabilities	$80.3	$77.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2019	2018	2017
Current:
Federal	$86.0	$93.0	$190.6
State	29.4	26.8	29.4
Federal and state deferred	45.8	10.9	(22.1)
Change in valuation allowance, net	0.2	3.5	3.3
Adjustments and settlements	0.4	(0.7)	0.3
Income tax provision	$161.8	$133.5	$201.5

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2019	%	2018	%	2017	%
Income tax provision at statutory rate	$128.7	21.0	$111.2	21.0	$222.8	35.0
Non-deductible expenses, net	10.3	1.7	4.9	0.9	5.9	0.9
State income taxes, net of federal benefit	25.7	4.2	22.8	4.3	19.7	3.1
	164.7	26.9	138.9	26.2	248.4	39.0
Change in tax rate	—	—	(5.0)	(0.9)	(44.2)	(6.9)
Change in valuation allowance, net	0.2	—	3.5	0.7	3.3	0.5
Adjustments and settlements	0.4	0.1	(0.7)	(0.1)	0.3	0.1
Federal and state tax credits	(0.9)	(0.2)	(1.0)	(0.2)	(3.7)	(0.6)
Other, net	(2.6)	(0.4)	(2.2)	(0.5)	(2.6)	(0.4)
Income tax provision	$161.8	26.4	$133.5	25.2	$201.5	31.7

Deferred income tax asset and liability components at December 31 are as follows:

	2019	2018
Deferred income tax assets:
Inventory	$25.7	$23.3
Receivable allowances	0.2	1.4
Warranty, chargeback, and self-insurance liabilities	50.7	48.4
Other accrued liabilities	27.7	30.0
Deferred compensation	20.9	19.0
Stock-based compensation	14.9	21.2
Loss carryforwards—federal and state	6.8	7.0
Other, net	9.5	8.8
Total deferred income tax assets	156.4	159.1
Valuation allowance	(4.5)	(8.9)
Deferred income tax assets, net of valuation allowance	151.9	150.2
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(269.6)	(225.1)
Other, net	(17.4)	(14.9)
Total deferred income tax liabilities	(287.0)	(240.0)
Net deferred income tax liabilities	$(135.1)	$(89.8)

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our net deferred tax liability of $135.1 million as of December 31, 2019 and $89.8 million as of December 31, 2018 is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes receivables included in Receivables, net totaled $1.5 million at December 31, 2019 and $8.1 million at December 31, 2018.
At December 31, 2019, we had $96.6 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $2.9 million of state tax credits, all of which result in a deferred tax asset of $6.8 million and expire from 2020 through 2039.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2019, we had $4.5 million of valuation allowance related to state net operating loss carryforwards. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2014 to 2017 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at January 1	$4.3	$6.4	$5.8
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	1.4	0.6	0.8
Reductions for tax positions of prior years	—	—	—
Reductions for expirations of statute of limitations	(0.4)	(0.9)	(0.2)
Settlements	—	(1.8)	—
Balance at December 31	$5.3	$4.3	$6.4

We had accumulated interest and penalties associated with these unrecognized tax benefits of $7.5 million at December 31, 2019, $6.6 million at December 31, 2018, and $6.8 million at December 31, 2017. We additionally had a deferred tax asset of $2.8 million at December 31, 2019, $2.4 million at December 31, 2018, and $2.8 million at December 31, 2017, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $10.0 million at December 31, 2019, $8.5 million at December 31, 2018, and $10.4 million at December 31, 2017, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.7 million during 2019, $0.6 million during 2018, and $0.4 million during 2017 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2020.
Tax Reform
On December 22, 2017, H.R. 1 formerly known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. At

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2017, we made a reasonable estimate of the effects of the new tax legislation on our deferred tax balances and recognized a provisional benefit of $41.3 million.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2019	2018	2017
Shares repurchased	1.3	2.1	10.1
Aggregate purchase price	$44.7	$100.0	$434.9
Average purchase price per share	$35.51	$47.58	$42.99

As of December 31, 2019, $219.0 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
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
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2019	2018	2017
Shares issued	0.4	0.5	1.0
Proceeds from the exercise of stock options	$12.7	$17.8	$39.7
Average exercise price per share	$33.87	$35.25	$37.85

The following table presents a summary of shares of common stock issued in connection with the settlement of restricted stock units (“RSUs”), as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

(In actual number of shares)	2019	2018	2017
Shares issued	306,346	122,661	20,000
Shares surrendered to AutoNation to satisfy tax withholding obligations	85,331	56,027	26,514

14. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) provides for the grant of time-based and performance-based RSUs, restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. As of December 31, 2019, the total number of shares authorized for issuance under the 2014 Director Plan was 600,000. No director may be granted awards in any calendar year with an aggregate grant date fair market value

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(determined, with respect to options and stock appreciation rights, based on a Black-Scholes or other option valuation methodology approved by the Compensation Committee) in excess of $750,000 per director.
Restricted Stock Units
On January 2, 2019, each of our non-employee directors received a grant of 6,934 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
In 2019, our Board’s Compensation Committee approved the grant of 1.2 million RSUs, which included time-based and performance-based RSUs. Time-based RSUs vest in equal installments over four years. The performance-based RSUs are subject to a one-year earnings performance measure. Certain performance-based RSUs vest in equal installments over four years, and others cliff vest after three years subject to the achievement of certain additional performance goals measured over a three-year period. The additional performance goals are based on an additional measure of earnings, a measure of return on invested capital, and a measure of our performance relative to certain customer satisfaction indices.
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
The following table summarizes information about vested and nonvested RSUs for 2019:

	RSUs
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	1,028,532	$46.69
Granted (1)	1,246,040	$35.51
Vested	(255,243)	$35.28
Forfeited	(358,126)	$41.80
Nonvested at December 31	1,661,203	$40.56

(1)	The RSUs granted during 2019 are primarily related to our employee annual equity award grant in March 2019 and non-employee director annual equity award grant in January 2019.
The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2019	2018	2017
Weighted average grant-date fair value of RSUs granted	$35.51	$49.16	$43.66
Total fair value of RSUs vested (in millions)	$9.0	$7.3	$2.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Options
Prior to 2017, we granted non-qualified stock options with a term of 10 years from the date of grant that vest in equal installments over four years. Upon exercise, shares of common stock are issued from our treasury stock.
We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense on a straight-line basis over the requisite service period of the grants. We account for forfeitures of stock-based awards as they occur. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible. The following table summarizes stock option activity during 2019:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	3.1	$50.20
Granted	—	$—
Exercised	(0.4)	$33.87
Forfeited	—	$—
Expired	(0.1)	$55.35
Options outstanding as of December 31	2.6	$52.29	4.49	$5.7
Options exercisable at December 31	2.4	$52.28	4.39	$5.7
Options exercisable at December 31 and expected to vest thereafter	2.6	$52.29	4.49	$5.7
Options available for future grants at December 31	3.9

The total intrinsic value of stock options exercised was $5.2 million during 2019, $8.2 million during 2018, and $11.9 million during 2017.
Restricted Stock
Prior to 2017, we granted restricted stock awards, which are considered nonvested share awards as defined under U.S. generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards vest in equal installments over four years on the anniversary date of the grant. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible. We account for forfeitures of stock-based awards as they occur. The following table summarizes information about vested and nonvested restricted stock for 2019:

	Restricted Stock
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	70,718	$55.38
Granted	—	$—
Vested	(44,406)	$56.92
Forfeited	(10,045)	$52.41
Nonvested at December 31	16,267	$52.53

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The total fair value of restricted stock awards vested was $1.7 million in 2019, $3.3 million in 2018, and $4.2 million in 2017.
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2019	2018	2017
RSUs	$29.4	$21.7	$14.2
Stock options	0.9	1.6	3.1
Restricted stock	0.8	2.2	3.3
Total stock-based compensation expense	$31.1	$25.5	$20.6

Tax benefit related to stock-based compensation expense	$2.5	$3.0	$7.8

As of December 31, 2019, there was $20.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $19.9 million relates to RSUs, $0.1 million relates to stock options, and $0.1 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.74 years.
Tax benefits related to stock options exercised and vesting of restricted stock and RSUs were $3.3 million in 2019, $3.4 million in 2018, and $6.2 million in 2017.

15. STORE DIVESTITURES
During 2019, we divested three Domestic stores, five Import stores, and two collision centers. During 2018, we divested eight Domestic stores, seven Import stores, two Premium Luxury stores, and one collision center. During 2017, we divested two Domestic stores and four Import stores.
We recognized net gains related to store divestitures of $29.7 million in 2019, $40.3 million in 2018, and $78.2 million in 2017. During the fourth quarter of 2017, we also recorded write-downs of $26.2 million associated with business divestitures that closed during the first and second quarters of 2018. The net gains on these divestitures are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

16. ACQUISITIONS
We purchased two parts distribution centers in 2019. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for the business combinations in 2019 are preliminary and subject to final adjustment. We purchased one store and two collision centers in 2018 and one store and seven collision centers in 2017.
The acquisitions that occurred during 2019 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire years ended December 31, 2019 and 2018, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

17. CASH FLOW INFORMATION
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

	Years Ended December 31,
	2019	2018
Cash and cash equivalents	$42.0	$48.6
Restricted cash included in Current Assets	0.5	0.8
Total cash, cash equivalents, and restricted cash	$42.5	$49.4

Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $29.4 million at December 31, 2019, $41.3 million at December 31, 2018, and $48.5 million at December 31, 2017.
We had non-cash investing and financing activities related to increases in property and equipment acquired under capital leases and other financing arrangements of $3.3 million during 2019, $9.6 million during 2018, and $11.5 million during 2017. We also had non-cash investing and financing activities of $3.3 million related to capital leases and deferred purchase price commitments associated with our 2017 acquisitions. See Note 8 of the Notes to Consolidated Financial Statements for supplemental information on lease liabilities arising from obtaining right-of-use assets.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $243.1 million in 2019, $245.6 million in 2018, and $205.9 million in 2017. We made income tax payments, net of income tax refunds, of $107.5 million in 2019, $210.0 million in 2018, and $127.0 million in 2017.

18. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

•
Investment in equity security: In October 2018, we invested $50.0 million in an equity security that does not have a readily determinable fair value. We elected to measure this investment using a measurement alternative as permitted by accounting standards and recorded the equity interest at its cost, to be subsequently adjusted for observable price changes. During the fourth quarter of 2019, we identified an observable transaction for the issuance of similar equity securities of the same issuer and we recorded an upward adjustment to our equity investment of $25.7 million based on the observable price change. As of December 31, 2019, the carrying amount of our investment was $75.7 million. The equity interest is reported in Other Assets in the accompanying Consolidated Balance Sheet and the upward adjustment is reported as an unrealized gain in Other Non-Operating Income in the Consolidated Statement of Income. We have not recorded any impairments or downward adjustments to the carrying amount of our investment as of December 31, 2019.

•
Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	December 31, 2019	December 31, 2018
Carrying value	$1,934.1	$1,970.5
Fair value	$2,001.8	$1,908.9

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2019 and 2018:

	2019		2018
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights and other	$8.9	$(9.9)	$31.7	$(8.1)
Equity investment	$75.7	$25.7	$—	$—
Right-of-use assets	$0.1	$(0.2)	$—	$—
Long-lived assets held and used	$—	$(0.1)	$—	$(2.6)
Assets held for sale:
Continuing operations	$26.1	$(1.6)	$7.4	$(0.6)
Discontinued operations	5.4	(0.5)	—	—
Total assets held for sale	$31.5	$(2.1)	$7.4	$(0.6)

Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2019, for our Domestic, Import, and Premium Luxury reporting units, and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. We elected to perform a quantitative goodwill impairment test for our Collision Center and Parts Center reporting units as of April 30, 2019, and no impairment charges resulted from the impairment test.
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
We chose to perform a quantitative goodwill impairment test for all of our reporting units as of April 30, 2017, and no goodwill impairment charges resulted from the quantitative impairment test.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

events or changes in circumstances indicate that impairment may have occurred. We elected to perform quantitative franchise rights impairment tests as of April 30, 2019, 2018, and 2017. As a result of these tests, we recorded non-cash impairment charges of $9.6 million in 2019 and $8.1 million in 2018 to reduce the carrying values of certain franchise rights to their estimated fair values. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information. We recorded no franchise rights impairments in 2017.
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
We had assets held for sale in continuing operations of $40.6 million as of December 31, 2019, and $67.8 million as of December 31, 2018, primarily related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $8.0 million as of December 31, 2019, and $14.1 million as of December 31, 2018, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Consolidated Balance Sheets.
The non-cash impairment charges recorded in 2019 and 2018, are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19. COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2019 and 2018, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2020 to 2034 are approximately $14 million at December 31, 2019. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2019, surety bonds, letters of credit, and cash deposits totaled $109.1 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

20. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2019, approximately 63% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $234.5 million at December 31, 2019, and $242.3 million at December 31, 2018. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 92% of the new vehicles that we sold in 2019, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, Volkswagen (including Audi and Porsche), and Nissan. Our business could be materially adversely impacted by another bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2019, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

21. SEGMENT INFORMATION
At December 31, 2019, 2018, and 2017, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Year Ended December 31, 2019
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$6,671.4	$6,468.7	$7,434.8	$760.8	$21,335.7
Floorplan interest expense	$51.8	$30.7	$47.3	$8.6	$138.4
Depreciation and amortization	$37.2	$33.4	$53.5	$56.4	$180.5
Segment income (loss)(1)	$257.6	$318.6	$381.1	$(272.1)	$685.2
Capital expenditures	$38.6	$23.2	$145.3	$50.3	$257.4
Segment assets	$2,483.6	$1,842.1	$3,150.5	$3,067.1	$10,543.3

	Year Ended December 31, 2018
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,134.5	$6,786.4	$7,010.9	$481.0	$21,412.8
Floorplan interest expense	$51.3	$31.0	$41.7	$6.4	$130.4
Depreciation and amortization	$37.3	$33.2	$47.6	$48.1	$166.2
Segment income (loss)(1)	$249.3	$304.7	$340.9	$(247.4)	$647.5
Capital expenditures	$77.7	$56.2	$144.2	$115.5	$393.6
Segment assets	$2,684.5	$1,934.3	$3,046.4	$2,999.9	$10,665.1

	Year Ended December 31, 2017
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,452.8	$6,873.4	$6,832.7	$375.7	$21,534.6
Floorplan interest expense	$40.9	$23.2	$28.4	$4.5	$97.0
Depreciation and amortization	$38.2	$34.3	$44.5	$41.6	$158.6
Segment income (loss)(1)	$257.1	$303.1	$348.8	$(162.6)	$746.4
Capital expenditures	$36.2	$32.8	$101.7	$162.2	$332.9
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

	Years Ended December 31,
	2019	2018	2017
Total external revenues for reportable segments	$20,574.9	$20,931.8	$21,158.9
Corporate and other revenues	760.8	481.0	375.7
Total consolidated revenues	$21,335.7	$21,412.8	$21,534.6

	Years Ended December 31,
	2019	2018	2017
Total segment income for reportable segments	$957.3	$894.9	$909.0
Corporate and other	(272.1)	(247.4)	(162.6)
Other interest expense	(106.7)	(119.4)	(120.2)
Interest income	0.5	1.1	1.0
Other income, net	33.6	0.2	9.3
Income from continuing operations before income taxes	$612.6	$529.4	$636.5

22. MULTIEMPLOYER PENSION PLANS
Five of our 231 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Both of the multiemployer pension plans in which we participate are designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in these plans for the year ended December 31, 2019, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2019 and 2018 is based on information that we received from the plans and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plans are subject. A rehabilitation plan has been implemented for each plan. There have been no significant changes that affect the comparability of 2019, 2018, and 2017 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2019	2018	2019	2018	2017	Surcharge Imposed (2)
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.6	$1.4	$1.3	Yes	(3)
IAM National Pension Fund	51-6031295- 002	Red	Green	0.2	0.2	0.2	Yes	(4)
Other funds				0.1	0.1	0.1
Total contributions				$1.9	$1.7	$1.6

(1)
Our stores were not listed in the Automotive Industries Pension Plan’s or IAM National Pension Fund’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2018 or 2017.

(2)
We paid surcharges to the Automotive Industries Pension Plan of $0.8 million, $0.6 million, and $0.6 million in 2019, 2018, and 2017 respectively. Surcharges to the IAM National Pension Fund commenced in 2019 and were de minimis.

(3)
We are party to three collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan. One agreement has an expiration date of December 31, 2021. Two of the agreements expired on December 31, 2019, and both are currently extended during collective bargaining for new agreements.

(4)	We are party to two collective-bargaining agreements that require contributions to the IAM National Pension Fund. Both agreements have an expiration date of August 31, 2022.
In the event that we cease participating in these plans, we could be assessed withdrawal liabilities, which we estimate are approximately $15 million for the Automotive Industries Pension Plan and approximately $4 million for the IAM National Pension Fund.

AUTONATION, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2019 and 2018:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2019	$4,981.8	$5,343.8	$5,461.2	$5,548.9
	2018	$5,259.9	$5,392.0	$5,349.2	$5,411.7

Gross profit	2019	$849.2	$890.8	$887.4	$895.6
	2018	$842.3	$851.8	$855.3	$847.9

Operating income(1)	2019	$190.8	$203.5	$193.5	$235.8
	2018	$185.8	$191.2	$203.6	$197.3

Income from continuing operations(1) (2)	2019	$92.1	$101.0	$100.0	$157.7
	2018	$93.3	$97.4	$112.3	$92.9

Net income(1) (2)	2019	$92.0	$100.8	$99.5	$157.7
	2018	$93.7	$97.6	$112.0	$92.7

Basic earnings per share from continuing operations(1) (2) (3)	2019	$1.02	$1.12	$1.11	$1.75
	2018	$1.01	$1.07	$1.24	$1.03

Diluted earnings per share from continuing operations(1) (2) (3)	2019	$1.02	$1.12	$1.11	$1.74
	2018	$1.01	$1.07	$1.24	$1.02

(1)
During the fourth quarter of 2019, we recorded net gains of $25.9 million ($19.6 million after-tax) related to business/property divestitures. During the fourth quarter of 2018, we recorded net gains of $18.6 million ($14.1 million after-tax) primarily related to business/property divestitures.

(2)
During the fourth quarter of 2019, we recognized an unrealized gain related to an equity investment of $25.7 million ($19.5 million after-tax) due to a change in the fair value of the underlying security.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION
AutoNation is undertaking procedures to cause its subsidiaries to be released from their obligations as guarantors under AutoNation’s revolving credit facility, senior unsecured notes, and commercial paper program (collectively, the “Debt Facilities”). In the event that AutoNation’s subsidiaries are released from their obligations as guarantors under the Debt Facilities, AutoNation’s obligations under the Debt Facilities would be solely the obligations of AutoNation, and such obligations would not benefit from a guarantee of any kind from AutoNation’s subsidiaries or any other party. There can be no assurances that AutoNation will be able to successfully satisfy the conditions necessary to effectuate such releases.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.
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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2019 regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	4,313,007	(1)	$52.29(2)	3,868,366	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	4,313,007	(1)	$52.29(2)	3,868,366	(3)

(1)
Includes 1,661,203 shares granted under the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) and 97,165 shares granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Plan”) that are issuable upon settlement of outstanding restricted stock units (“RSUs”). The remaining balance consists of outstanding stock option awards.

(2)	The weighted average exercise price does not take into account the shares issuable upon settlement of outstanding RSUs, which have no exercise price.

(3)	Includes 3,535,702 shares available under the 2017 Plan and 332,664 shares available under the 2014 Plan.
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

AUTONATION, INC.
(Registrant)

By:	/S/ CHERYL MILLER
Cheryl Miller Chief Executive Officer and President, Director
February 18, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Executive Chairman	February 18, 2020
Michael J. Jackson

/S/ CHERYL MILLER	Chief Executive Officer and	February 18, 2020
Cheryl Miller	President (Principal Executive Officer), Director

/S/ JOSEPH LOWER	Executive Vice President and Chief	February 18, 2020
Joseph Lower	Financial Officer (Principal Financial Officer)

/S/ CHRISTOPHER CADE	Senior Vice President and Chief Accounting	February 18, 2020
Christopher Cade	Officer (Principal Accounting Officer)

/S/ THOMAS J. BALTIMORE, JR.	Director	February 18, 2020
Thomas J. Baltimore, Jr.

/S/ RICK L. BURDICK	Director	February 18, 2020
Rick L. Burdick

/S/ DAVID B. EDELSON	Director	February 18, 2020
David B. Edelson

/S/ STEVEN L. GERARD	Director	February 18, 2020
Steven L. Gerard

/S/ ROBERT R. GRUSKY	Director	February 18, 2020
Robert R. Grusky

Director
Lisa Lutoff-Perlo

/S/ G. MIKE MIKAN	Director	February 18, 2020
G. Mike Mikan

/S/ JACQUELINE A. TRAVISANO	Director	February 18, 2020
Jacqueline A. Travisano

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	12/16/16
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.3	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.2).	8-K	001-13107	4.2	2/1/12
4.4	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.6	4/25/12
4.5	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/18/14
4.6	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 3.35% Senior Notes due 2021.	8-K	001-13107	4.2	9/21/15
4.7	Form of 3.35% Senior Notes due 2021 (included in Exhibit 4.6).	8-K	001-13107	4.2	9/21/15
4.8	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.9	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.8).	8-K	001-13107	4.3	9/21/15
4.10	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	4/22/16
4.11	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	4/22/16
4.12	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	4/22/16
4.13	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	10/28/16
4.14	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	10/28/16
4.15	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	10/28/16
4.16	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.2	11/2/17
4.17	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 3.35% Senior Notes due 2021.	10-Q	001-13107	4.3	11/2/17

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
4.18	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	11/2/17
4.19	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.5% Senior Notes due 2024.	8-K	001-13107	4.2	11/13/17
4.20	Form of 3.5% Senior Notes due 2024 (included in Exhibit 4.19).	8-K	001-13107	4.3	11/13/17
4.21	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.22	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.21).	8-K	001-13107	4.5	11/13/17
4.23*	Description of Registrant’s Securities.
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended and restated.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-214308	99.1	10/28/16
10.7	Amended and Restated Employment Agreement, dated September 17, 2018, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	9/19/18
10.8	Retirement Agreement and General Release of All Claims, dated March 7, 2017, by and between AutoNation, Inc. and Jonathan P. Ferrando.	8-K	001-13107	10.1	3/8/17
10.9	Separation Agreement and General Release of All Claims, dated May 31, 2017, by and between AutoNation, Inc. and William R. Berman.	8-K	001-13107	10.1	6/1/17
10.10	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.11	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.12	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.13	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.14	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14
10.15	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.16	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”).	10-Q	001-13107	10.1	4/25/08
10.17	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.18	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.19	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15
10.20	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.5	4/22/15
10.21	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.22	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.2	4/22/16
10.23	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation.	8-K	001-13107	10.1	2/6/15
10.24	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17
10.25	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan for grants in 2017.	8-K	001-13107	10.2	4/21/17
10.26	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan.	10-Q	001-13107	10.3	8/2/17
10.27	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan for grants in 2018-2020.	10-Q	001-13107	10.1	5/1/18
10.28	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.	10-Q	001-13107	10.2	5/1/18
10.29	Separation Agreement and General Release of All Claims, dated January 3, 2019, by and between AutoNation, Inc. and Donna Parlapiano.	8-K	001-13107	10.1	1/9/19
10.30	Separation Agreement and General Release of All Claims, dated January 17, 2019, by and between AutoNation, Inc. and Thomas M. Conophy.	8-K	001-13107	10.1	1/24/19
10.31	Separation Agreement and General Release of All Claims, dated January 17, 2019, by and between AutoNation, Inc. and Lance Iserman.	10-K	001-13107	10.31	2/22/19
10.32	Amendment to Separation Agreement, dated as of June 21, 2019, by and between AutoNation, Inc. and Lance Iserman.	10-Q	001-13107	10.1	7/23/19
10.33	Separation Agreement and General Release of All Claims, dated January 31, 2019, by and between AutoNation, Inc. and Dennis Berger.	10-K	001-13107	10.32	2/22/19
10.34	Separation Agreement and General Release of All Claims, dated August 21, 2019, by and between AutoNation, Inc. and Carl C. Liebert III.	8-K	001-13107	10.1	8/23/19
10.35	Employment Agreement, dated as of August 1, 2019, by and between AutoNation, Inc. and Cheryl Miller.	8-K/A	001-13107	10.1	8/1/19
10.36	Letter Agreement, dated as of November 21, 2019, by and between AutoNation, Inc. and Joseph T. Lower.	8-K	001-13107	10.1	11/22/19
10.37*	Restricted Stock Unit Award Agreement, dated as of January 13, 2020, by and between AutoNation, Inc. and Joseph T. Lower.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.38	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.39	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10
10.40	Second Amended and Restated Credit Agreement, dated October 19, 2017, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	10/24/17
10.41	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.1	5/22/15
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	Furnished herewith
Exhibits 10.1 through 10.37 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.