Form 10-Q
period 2020-03-31
AUTONATION, INC.
filed 2020-05-11
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of May 8, 2020, the registrant had 87,215,132 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$411.0	$42.0
Receivables, net	512.9	916.7
Inventory	3,677.0	3,305.8
Other current assets	147.7	146.6
Total Current Assets	4,748.6	4,411.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.5 billion and $1.5 billion, respectively	3,164.9	3,174.6
OPERATING LEASE ASSETS	333.5	333.1
GOODWILL	1,183.6	1,501.9
OTHER INTANGIBLE ASSETS, NET	522.3	581.6
OTHER ASSETS	599.5	541.0
Total Assets	$10,552.4	$10,543.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,197.2	$2,120.6
Vehicle floorplan payable - non-trade	1,485.3	1,455.2
Accounts payable	225.5	290.3
Commercial paper	140.0	170.0
Current maturities of long-term debt	305.6	355.6
Other current liabilities	642.2	708.5
Total Current Liabilities	4,995.8	5,100.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,076.4	1,578.5
NONCURRENT OPERATING LEASE LIABILITIES	306.7	305.0
DEFERRED INCOME TAXES	66.5	135.1
OTHER LIABILITIES	260.1	262.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at March 31, 2020, and December 31, 2019, including shares held in treasury	1.0	1.0
Additional paid-in capital	18.7	35.9
Retained earnings	3,455.5	3,688.3
Treasury stock, at cost; 15,352,097 and 13,212,974 shares held, respectively	(628.3)	(563.1)
Total Shareholders’ Equity	2,846.9	3,162.1
Total Liabilities and Shareholders’ Equity	$10,552.4	$10,543.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
New vehicle	$2,281.9	$2,496.7
Used vehicle	1,248.7	1,339.6
Parts and service	876.3	876.7
Finance and insurance, net	235.8	236.5
Other	24.3	32.3
TOTAL REVENUE	4,667.0	4,981.8
Cost of sales:
New vehicle	2,185.5	2,374.8
Used vehicle	1,157.7	1,249.1
Parts and service	487.5	477.8
Other	23.1	30.9
TOTAL COST OF SALES (excluding depreciation shown below)	3,853.8	4,132.6
Gross profit:
New vehicle	96.4	121.9
Used vehicle	91.0	90.5
Parts and service	388.8	398.9
Finance and insurance	235.8	236.5
Other	1.2	1.4
TOTAL GROSS PROFIT	813.2	849.2
Selling, general, and administrative expenses	600.7	623.0
Depreciation and amortization	48.1	44.1
Goodwill impairment	318.3	—
Franchise rights impairment	57.5	—
Other (income) expense, net	7.9	(8.7)
OPERATING INCOME (LOSS)	(219.3)	190.8
Non-operating income (expense) items:
Floorplan interest expense	(25.5)	(39.0)
Other interest expense	(23.5)	(27.8)
Interest income	0.1	0.2
Other income (loss), net	(3.0)	1.9
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(271.2)	126.1
Income tax provision (benefit)	(39.0)	34.0
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(232.2)	92.1
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)
NET INCOME (LOSS)	$(232.3)	$92.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(2.58)	$1.02
Discontinued operations	$—	$—
Net income (loss)	$(2.58)	$1.02
Weighted average common shares outstanding	90.0	90.5
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(2.58)	$1.02
Discontinued operations	$—	$—
Net income (loss)	$(2.58)	$1.01
Weighted average common shares outstanding	90.0	90.7
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	87.2	89.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net loss	—	—	—	(232.3)	—	(232.3)
Repurchases of common stock	—	—	—	—	(80.0)	(80.0)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(21.7)	—	14.8	(6.9)
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)	—	(0.5)
BALANCE AT MARCH 31, 2020	102,562,149	$1.0	$18.7	$3,455.5	$(628.3)	$2,846.9

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	92.0	—	92.0
Repurchases of common stock	—	—	—	—	(33.5)	(33.5)
Stock-based compensation expense	—	—	13.7	—	—	13.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(9.8)	—	7.4	(2.4)
BALANCE AT MARCH 31, 2019	102,562,149	$1.0	$24.7	$3,330.3	$(570.2)	$2,785.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(232.3)	$92.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	0.1	0.1
Depreciation and amortization	48.1	44.1
Amortization of debt issuance costs and accretion of debt discounts	1.2	1.3
Stock-based compensation expense	4.5	13.7
Deferred income tax provision (benefit)	(68.6)	0.8
Net gain related to business/property dispositions	—	(8.3)
Goodwill impairment	318.3	—
Franchise rights impairment	57.5	—
Non-cash impairment charges	8.5	0.2
Other	3.6	(2.0)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	403.4	193.3
Inventory	(371.3)	(141.4)
Other assets	(3.5)	33.2
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade, net	76.6	65.7
Accounts payable	(64.1)	(35.2)
Other liabilities	(68.3)	2.2
Net cash provided by continuing operations	113.7	259.7
Net cash provided by discontinued operations	—	—
Net cash provided by operating activities	113.7	259.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(42.2)	(60.0)
Insurance recoveries on property and equipment	1.2	0.3
Cash received from business divestitures, net of cash relinquished	—	17.4
Cash used in business acquisitions, net of cash acquired	(0.4)	(4.3)
Investment in equity security	(50.0)	—
Other	(0.8)	(2.0)
Net cash used in continuing operations	(92.2)	(48.6)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(92.2)	(48.6)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2020	2019
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(78.9)	(33.4)
Payment of 5.5% Senior Notes due 2020	(350.0)	—
Proceeds from revolving credit facility	790.0	—
Net payments of commercial paper	(30.0)	(160.0)
Payment of debt issuance costs	(6.1)	—
Net proceeds from (payments of) vehicle floorplan payable - non-trade	30.1	(12.5)
Payments of other debt obligations	(1.1)	(2.6)
Proceeds from the exercise of stock options	1.0	0.3
Payments of tax withholdings for stock-based awards	(7.9)	(2.7)
Net cash received from (used in) continuing operations	347.1	(210.9)
Net cash used in discontinued operations	—	—
Net cash received from (used in) financing activities	347.1	(210.9)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	368.6	0.2
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	42.5	49.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$411.1	$49.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2020, we owned and operated 317 new vehicle franchises from 231 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the three months ended March 31, 2020, are manufactured by Toyota (including Lexus), Honda, General Motors, Ford, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of March 31, 2020, we also owned and operated 81 AutoNation-branded collision centers, 5 AutoNation USA stores, 4 automotive auction operations, and 16 parts distribution centers.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Such estimates and assumptions affect, among other things, our goodwill, long-lived asset, and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assets held for sale; accruals for chargebacks against revenue recognized from the sale of finance and insurance products; accruals related to self-insurance programs; certain legal proceedings; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for expected credit losses; and measurement of performance-based compensation costs.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.    REVENUE RECOGNITION
Disaggregation of Revenue
The significant majority of our revenue is from contracts with customers. Taxes assessed by governmental authorities that are directly imposed on revenue transactions are excluded from revenue. In the following tables, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. We have determined that these categories depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The tables below also include a reconciliation of the disaggregated revenue to reportable segment revenue.

	Three Months Ended March 31, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$738.9	$733.9	$809.1	$—	$2,281.9
Used vehicle	404.6	334.5	467.3	42.3	1,248.7
Parts and service	235.6	207.5	277.4	155.8	876.3
Finance and insurance, net	83.1	84.0	63.0	5.7	235.8
Other	21.3	2.2	—	0.8	24.3
	$1,483.5	$1,362.1	$1,616.8	$204.6	$4,667.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,311.4	$1,200.5	$1,380.2	$109.4	$4,001.5
Goods and services transferred over time(2)	172.1	161.6	236.6	95.2	665.5
	$1,483.5	$1,362.1	$1,616.8	$204.6	$4,667.0

	Three Months Ended March 31, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$781.0	$820.2	$895.5	$—	$2,496.7
Used vehicle	443.4	369.5	496.7	30.0	1,339.6
Parts and service	236.3	220.2	278.2	142.0	876.7
Finance and insurance, net	80.4	84.5	61.6	10.0	236.5
Other	27.7	1.7	2.1	0.8	32.3
	$1,568.8	$1,496.1	$1,734.1	$182.8	$4,981.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,398.1	$1,324.8	$1,497.2	$92.7	$4,312.8
Goods and services transferred over time(2)	170.7	171.3	236.9	90.1	669.0
	$1,568.8	$1,496.1	$1,734.1	$182.8	$4,981.8

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$89.4	$29.6	$44.5	$15.3

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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	March 31, 2020	December 31, 2019
Receivables from contracts with customers, net	$324.5	$662.0
Contract Asset (Current)	$21.7	$26.7
Contract Asset (Long-Term)	$7.2	$7.0
Contract Liability (Current)	$32.8	$32.6
Contract Liability (Long-Term)	$57.3	$57.7
The change in the balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods. The following table presents revenue recognized during the period from amounts included in the contract liability balance at the beginning of the period and performance obligations satisfied in previous periods:

	Three Months Ended March 31,
	2020	2019
Amounts included in contract liability at the beginning of the period	$8.5	$13.0
Performance obligations satisfied in previous periods	$—	$4.6

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other significant changes include contract assets reclassified to receivables of $14.5 million for the three months ended March 31, 2020, and $24.4 million for the three months ended March 31, 2019.

3.	EARNINGS (LOSS) PER SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings (loss) per share under the two-class method. Our restricted stock awards are considered participating securities because they contain non-forfeitable rights to dividends. As the number of shares granted under such awards that have not yet vested is immaterial, all earnings (loss) per share amounts reflect such shares as if they were fully vested shares and the disclosures associated with the two-class method are not presented. Restricted stock unit (“RSU”) awards are not considered participating securities as they do not contain non-forfeitable rights to dividends.
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested RSU awards. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards. For the three months ended March 31, 2020, stock options and unvested RSU awards were not included in the computation of diluted loss per share because we reported a net loss from continuing operations for this period, and the effect of their inclusion would be anti-dilutive.
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2020	2019
Net income (loss) from continuing operations	$(232.2)	$92.1
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)
Net income (loss)	$(232.3)	$92.0

Basic weighted average common shares outstanding	90.0	90.5
Dilutive effect of stock options and unvested RSUs	—	0.2
Diluted weighted average common shares outstanding	90.0	90.7

Basic earnings (loss) per share amounts(1):
Continuing operations	$(2.58)	$1.02
Discontinued operations	$—	$—
Net income (loss)	$(2.58)	$1.02

Diluted earnings (loss) per share amounts(1):
Continuing operations	$(2.58)	$1.02
Discontinued operations	$—	$—
Net income (loss)	$(2.58)	$1.01

(1) Earnings (loss) per share amounts are calculated discretely and therefore may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings (loss) per share is as follows:

	Three Months Ended
	March 31,
	2020	2019
Anti-dilutive equity instruments excluded from the computation of diluted earnings (loss) per share	3.0	2.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	RECEIVABLES, NET
The components of receivables, net of allowances for credit losses, are as follows:

	March 31, 2020	December 31, 2019
Contracts-in-transit and vehicle receivables	$189.0	$506.0
Trade receivables	117.0	136.4
Manufacturer receivables	172.3	234.5
Income taxes receivable (see Note 8)	—	1.5
Other	35.3	38.8
	513.6	917.2
Less: allowances for credit losses	(0.7)	(0.5)
Receivables, net	$512.9	$916.7

Trade receivables represent amounts due for parts and services that have been delivered or sold, excluding amounts due from manufacturers, as well as receivables from finance organizations for commissions on the sale of finance and insurance products. Manufacturer receivables represent amounts due from manufacturers for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers. We evaluate our receivables for collectability based on past collection experience, current information, and reasonable and supportable forecasts.

5.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2020	December 31, 2019
New vehicles	$2,840.9	$2,490.8
Used vehicles	600.2	570.0
Parts, accessories, and other	235.9	245.0
Inventory	$3,677.0	$3,305.8

The components of vehicle floorplan payable are as follows:

	March 31, 2020	December 31, 2019
Vehicle floorplan payable - trade	$2,197.2	$2,120.6
Vehicle floorplan payable - non-trade	1,485.3	1,455.2
Vehicle floorplan payable	$3,682.5	$3,575.8

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.8% for the three months ended March 31, 2020, and 4.0% for the three months ended March 31, 2019. At March 31, 2020, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.3 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 3.1% for the three months ended March 31, 2020, and 3.9% for the three months ended March 31, 2019. At March 31, 2020, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $482.0 million, of which $383.7 million had been borrowed. The remaining borrowing capacity of $98.3 million was limited to $0.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2020	December 31, 2019
Goodwill	$1,183.6	$1,501.9

Franchise rights - indefinite-lived	$509.0	$566.5
Other intangibles	21.2	23.4
	530.2	589.9
Less: accumulated amortization	(7.9)	(8.3)
Other intangible assets, net	$522.3	$581.6

Goodwill for our reporting units and our franchise rights are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
On March 11, 2020, the World Health Organization declared the current novel coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic. As a result of the impacts of the COVID-19 pandemic, we had significant declines in new and used vehicle unit sales during the last two weeks of March 2020, and our parts and service business was operating below full capacity. In addition, our stock price, along with the U.S. stock market in general, was adversely impacted by the COVID-19 pandemic. As a result, our market capitalization as of March 31, 2020, decreased significantly compared to our market capitalization as of the date of our last annual impairment test.
In light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Center reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our quantitative goodwill impairment test.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the three months ended March 31, 2020, were as follows:

	Domestic	Import	Premium Luxury	Collision Centers	Parts Centers	Consolidated
Goodwill at January 1, 2020 (1)	$227.3	$498.9	$714.9	$41.7	$19.1	$1,501.9
Acquisitions, dispositions, and other adjustments, net (2)	—	(0.1)	—	(0.1)	0.2	—
Impairment	—	—	(257.4)	(41.6)	(19.3)	(318.3)
Goodwill at March 31, 2020 (1)(3)	$227.3	$498.8	$457.5	$—	$—	$1,183.6

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

(3)
Net of accumulated impairment losses of $257.4 million associated with our Premium Luxury reporting unit, $41.6 million associated with our Collision Centers reporting unit, and $19.3 million associated with our Parts Centers reporting unit, each of which were recorded during the three months ended March 31, 2020.

We also concluded that, as a result of the impacts from the COVID-19 pandemic, a triggering event had occurred that indicated the fair values of our franchise rights may have been less than their carrying values as of March 31, 2020. We performed quantitative impairment tests as of March 31, 2020, and as a result, we identified eight stores with franchise rights carrying values that exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our quantitative franchise rights impairment test.
We are scheduled to perform our annual goodwill and franchise rights impairment tests as of April 30, 2020, during the second quarter of 2020.

7.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2020	December 31, 2019
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$—	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	March 26, 2025	Monthly	790.0	—
Finance leases and other debt	Various dates through 2039	Monthly	101.2	93.9
			2,391.2	1,943.9
Less: unamortized debt discounts and debt issuance costs			(9.2)	(9.8)
Less: current maturities			(305.6)	(355.6)
Long-term debt, net of current maturities			$2,076.4	$1,578.5

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Debt Refinancing Transaction
On March 26, 2020, we amended and restated our existing unsecured credit agreement to, among other things, (1) provide for lower commitment fees and loan margins as set forth in the amended and restated credit agreement, (2) extend the maturity date to March 26, 2025, and (3) provide for customary LIBOR replacement provisions.
Senior Unsecured Notes and Credit Agreement
In February 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020. Our 3.35% Senior Notes due 2021 will mature on January 15, 2021, and were therefore reclassified to current maturities during the first quarter of 2020.
The interest rates payable on the 3.35% Senior Notes, 3.5% Senior Notes, 4.5% Senior Notes, and 3.8% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2020, we had $790.0 million in borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.7 million at March 31, 2020, leaving a borrowing capacity under the revolving credit facility of $970.3 million at March 31, 2020. As of March 31, 2020, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $822.4 million.
Our revolving credit facility under the amended credit agreement provides for a commitment fee on undrawn amounts ranging from 0.125% to 0.20% and interest on borrowings at LIBOR or the base rate, in each case plus an applicable margin. The applicable margin ranges from 1.125% to 1.50% for LIBOR borrowings and 0.125% to 0.50% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 12.5 basis point increase in the applicable margin.
Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations. If the guarantees of our subsidiaries were to be issued under the our existing registration statement, we expect that such guarantees would be full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries would be minor.
Other Long-Term Debt
At March 31, 2020, we had finance leases and other debt obligations of $101.2 million, which are due at various dates through 2039.
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
At March 31, 2020, we had $140.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.30% and a weighted-average remaining term of 1 day. At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $27.3 million at March 31, 2020. Income taxes receivable included in Receivables, net totaled $1.5 million at December 31, 2019.
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
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision (Benefit) in the accompanying Unaudited Condensed Consolidated Statements of Operations.

9.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2020	2019
Shares repurchased	2.5	1.0
Aggregate purchase price	$80.0	$33.5
Average purchase price per share	$31.95	$34.34

As of March 31, 2020, $139.0 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2020	2019
Shares issued (in actual number of shares)	55,000	11,227
Proceeds from the exercise of stock options	$1.0	$0.3
Average exercise price per share	$18.12	$25.93

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended
	March 31,
	2020	2019
Shares issued	0.5	0.2
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.2	0.1

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The total amounts presented on our statements of cash flows include cash, cash equivalents, and restricted cash. The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$411.0	$42.0
Restricted cash included in Current Assets	0.1	0.5
Total cash, cash equivalents, and restricted cash	$411.1	$42.5

Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $17.2 million at March 31, 2020, and $21.7 million at March 31, 2019. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing arrangements of $0.4 million during the three months ended March 31, 2020, and $0.7 million during the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020	2019
Supplemental noncash information on adjustments to right-of-use assets including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$11.3	$9.6
Finance lease liabilities	$15.7	$11.9

Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $47.6 million during the three months ended March 31, 2020, and $60.7 million during the three months ended March 31, 2019. We made income tax payments, net of income tax refunds, of $0.5 million during the three months ended March 31, 2020, and $1.2 million during the three months ended March 31, 2019.

11.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

•
Investments in Securities: Our investments in securities consist of equity securities that do not have readily determinable fair values. We elected to measure these investments using a measurement alternative as permitted by accounting standards and recorded the equity interests at cost to be subsequently adjusted for observable price changes. As of March 31, 2020, the carrying amount of our investments totaled $125.7 million. The equity interests are reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. We have not recorded any impairments or downward adjustments to the carrying amounts of our investments in securities subsequent to our initial investments. We did not record any upward adjustments to the carrying amounts of our investments during the three months ended March 31, 2020. The cumulative amount of upward adjustments we have recognized related to our investments in securities is $25.7 million.

•
Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	March 31, 2020	December 31, 2019
Carrying value	$1,592.0	$1,934.1
Fair value	$1,527.4	$2,001.8

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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2020 and 2019:

	2020		2019
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$457.5	$(318.3)	$—	$—
Franchise rights and other	$26.2	$(59.9)	$—	$—
Right-of-use assets	$1.4	$(0.4)	$0.1	$(0.2)
Long-lived assets held and used	$1.8	$(5.7)	$—	$—

Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. In light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Center reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information.
The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium, based upon our stock price and/or average stock price over a reasonable period as of the measurement date. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We also concluded that, as a result of the impacts from the COVID-19 pandemic, a triggering event had occurred that indicated the fair values of our franchise rights may have been less than their carrying values as of March 31, 2020. Therefore, we performed quantitative franchise rights impairment tests as of March 31, 2020. The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable.
As a result of the quantitative impairment tests, we identified eight stores with franchise rights carrying values that exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information. We also recorded non-cash impairment charges of $2.4 million to reduce the carrying value of certain finite-lived intangible assets to fair value during the three months ended March 31, 2020, which are included in Other Income (Expense), Net in our Unaudited Condensed Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information.
We are scheduled to complete our annual goodwill and franchise rights impairment tests as of April 30, 2020, during the second quarter of 2020.
Long-Lived Assets and Right-of-Use Assets
Fair value measurements for our long-lived assets and right-of-use assets are based on Level 3 inputs. Changes in fair value measurements are reviewed and assessed each quarter for properties classified as held for sale, or when an indicator of impairment exists for properties classified as held and used or for right-of-use assets. The valuation process is generally based on a combination of the market and replacement cost approaches.
In a market approach, we use transaction prices for comparable properties that have recently been sold. These transaction prices are adjusted for factors related to a specific property. We evaluate changes in local real estate markets, and/or recent market interest or negotiations related to a specific property. In a replacement cost approach, the cost to replace a specific long-lived asset is considered, which is adjusted for depreciation from physical deterioration, as well as functional and economic obsolescence, if present and measurable.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

To validate the fair values determined under the valuation process noted above, we also obtain independent third-party appraisals for our properties and/or third-party brokers’ opinions of value, which are generally developed using the same valuation approaches described above, and we evaluate any recent negotiations or discussions with third-party real estate brokers related to a specific long-lived asset or market.
During the three months ended March 31, 2020, we recorded non-cash impairment charges of $5.7 million related to our long-lived assets held and used in continuing operations and $0.4 million related to our right-of-use assets. During the three months ended March 31, 2019, we recorded non-cash impairment charges of $0.2 million related to our right-of-use assets. The non-cash impairment charges are included in Other Income (Expense), Net in our Unaudited Condensed Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $36.7 million as of March 31, 2020, and $40.6 million as of December 31, 2019, primarily related to property held for sale, as well as inventory, goodwill, and property of a disposal group held for sale. We had assets held for sale in discontinued operations of $8.0 million as of March 31, 2020, and $8.0 million as of December 31, 2019, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Range (Average)
Franchise rights	$24.6	Discounted cash flow	Weighted average cost of capital	7.7% - 8.6% (8.4%)
			Discount rate	11.1% - 14.3% (12.1%)
			Long-term revenue growth rate	2.0%
			Long-term pretax income margin	0.6% - 2.8% (1.4%)
			Contributory asset charges	4.2% - 12.1% (6.2%)

12.	COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2020 and 2019, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Other Matters
AutoNation, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by our subsidiaries of their respective store premises. Pursuant to these leases, our subsidiaries generally agree to indemnify the lessor

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $13 million at March 31, 2020. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2020. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2020, surety bonds, letters of credit, and cash deposits totaled $107.8 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2020, approximately 63% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles sold during the three months ended March 31, 2020, are manufactured by Toyota (including Lexus), Honda, General Motors, Ford, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $172.3 million at March 31, 2020, and $234.5 million at December 31, 2019. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2020, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

14.	SEGMENT INFORMATION
At March 31, 2020 and 2019, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
The following table provides information on revenues from external customers and segment income of our reportable segments.

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,483.5	$1,362.1	$1,616.8	$1,568.8	$1,496.1	$1,734.1
Segment income (1)	$54.1	$65.9	$80.2	$56.2	$72.6	$84.3

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

The following is a reconciliation of total segment income for reportable segments to our consolidated income (loss) from continuing operations before income taxes.

	Three Months Ended
	March 31,
	2020	2019
Total segment income for reportable segments	$200.2	$213.1
Corporate and other	(445.0)	(61.3)
Other interest expense	(23.5)	(27.8)
Interest income	0.1	0.2
Other income (loss), net	(3.0)	1.9
Income (loss) from continuing operations before income taxes	$(271.2)	$126.1

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2020, we owned and operated 317 new vehicle franchises from 231 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the three months ended March 31, 2020, are manufactured by Toyota (including Lexus), Honda, General Motors, Ford, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of March 31, 2020, we also owned and operated 81 AutoNation-branded collision centers, 5 AutoNation USA stores, 4 automotive auction operations, and 16 parts distribution centers.
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
At March 31, 2020, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2020, new vehicle sales accounted for approximately 49% of our total revenue and approximately 12% of our total gross profit. Used vehicle sales accounted for approximately 27% of our total revenue and approximately 11% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 24% of our total revenue for the three months ended March 31, 2020, contributed approximately 77% of our total gross profit for the same period.

Impact of the COVID-19 Pandemic on Our Business
In the first quarter of 2020, U.S. industry retail new vehicle unit sales decreased 12% as compared to the first quarter of 2019. On March 11, 2020, the World Health Organization declared the current novel coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic. The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our operations in the near-term. By early April 2020, states from which we derive nearly all of our total revenue were under extensive “shelter in place” or “stay at home” orders from federal, state, and local governments, many of which are currently still in place. These orders significantly restrict our business operations, in particular our sales activities. As a result, we had significant declines in new and used vehicle unit sales, including a year-over-year decline of approximately 50% during the last two weeks of March 2020, and our parts and service business was operating below full capacity. In addition, our stock price, along with the U.S. stock market in general, was adversely impacted by the COVID-19 pandemic.
We have taken various actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. Effective in April 2020, we placed approximately 7,000 employees on unpaid leave, implemented temporary base pay reductions for our executive officers and associates, and froze corporate new hiring. We also took actions to reduce our advertising expenses by approximately 50% for the second quarter of 2020, significantly reduced our discretionary spending, and postponed over $50 million of capital expenditures through the second quarter of 2020. The majority of our corporate staff are currently under remote work arrangements, which have not affected our ability to maintain support operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

In light of the uncertainty surrounding the COVID-19 pandemic and the impact that it had on our stock price and results of operations, we performed quantitative goodwill and franchise rights impairment tests as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill and franchise rights impairment charges totaling $375.8 million. See “Critical Accounting Estimates” below for more information.
In the current environment, we have a strong focus on preserving liquidity. Our primary liquidity sources are cash and cash equivalents, funds generated through operations, and amounts available under our revolving credit facility, commercial paper program, and secured used vehicle floorplan facilities. We have senior unsecured notes totaling $1.5 billion, with $300.0 million of such notes maturing in January 2021, and the remainder maturing between 2024 and 2027. Although we have experienced a decrease in our cash flow from operations as a result of the impact of the COVID-19 pandemic, as of March 31, 2020, our available liquidity totaled approximately $1.2 billion, primarily comprised of borrowing capacity under our revolving credit facility of $822.4 million (as limited under the applicable maximum consolidated leverage ratio contained in our credit agreement) and cash of $411.0 million. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to augment our liquidity, to reduce our cost of capital, or for general corporate purposes. See “Liquidity and Capital Resources - Available Liquidity Resources” below for more information.
We are unable to predict when and how quickly we will be able to resume normal levels of operations. While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, we expect that this situation will have a significant adverse effect on our reported results for the second quarter of 2020 and possibly beyond, and depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.
Results of Operations
During the three months ended March 31, 2020, we had a net loss from continuing operations of $232.2 million and a diluted loss per share of $2.58, as compared to net income from continuing operations of $92.1 million and diluted earnings per share of $1.02 during the same period in 2019.
Our total gross profit decreased 4% during the first quarter of 2020 compared to the first quarter of 2019, primarily due to a decrease in vehicle unit volume, which was down 9% as compared to the first quarter of 2019. Vehicle unit volume was significantly adversely impacted the last two weeks of March 2020 due to the impact of the COVID-19 pandemic, discussed above. The decrease in vehicle unit volume was partially offset by increases in used vehicle and finance and insurance gross profit per vehicle retailed (“PVR”), which were up 8% and 10%, respectively. Additionally, SG&A expenses decreased in the first quarter of 2020, as compared to the same period in 2019, as a result of the COVID-19 pandemic impacts, including performance-driven decreases in compensation expense resulting from lower sales volumes, and changes in expectations of pay-out levels of performance-based compensation.
Net loss from continuing operations during the three months ended March 31, 2020, was adversely impacted by non-cash after-tax goodwill and franchise rights impairment charges totaling $308.4 million and non-cash after-tax other asset impairment charges of $6.2 million. Net income from continuing operations during the three months ended March 31, 2019, benefited from net after-tax gains related to store/property divestitures, net of asset impairments, of $6.3 million.
Chief Executive Officer and President Transition
On April 12, 2020, our Board of Directors granted the request of Cheryl Miller, Chief Executive Officer and President of the Company, for a leave of absence for health reasons, and appointed Mike Jackson, Executive Chairman of the Board, to serve in the additional positions of Chief Executive Officer and President. On April 21, 2020, our Board of Directors promoted James R. Bender from his position as the Company’s Executive Vice President and Chief Operating Officer to the position of President and Chief Operating Officer of the Company, effective as of April 22, 2020.
Strategic Initiatives
We continue to build upon our comprehensive, customer-focused brand extension strategy, which includes AutoNation-branded parts and accessories, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), AutoNation-branded collision centers, AutoNation-branded automotive auctions, AutoNation USA stand-alone used vehicle sales and service centers, and our parts distribution network. In March 2020, we invested $50 million in Waymo, the self-driving technology company of Alphabet Inc., which currently represents an equivalent ownership stake of less than 1%.

Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at March 31, 2020, or at December 31, 2019. We are actively managing inventory levels in response to impacts from the COVID-19 pandemic.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.5 million at March 31, 2020, and $3.2 million at December 31, 2019.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $15.0 million at March 31, 2020, and $11.1 million at December 31, 2019.

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
In light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Center reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations. The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of our reporting units. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative goodwill impairment test. This process also requires that we reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium, based upon our stock price and/or average stock price over a reasonable period as of the measurement date.
As a result of the quantitative goodwill impairment tests, the fair values of our Domestic and Import reporting units substantially exceeded their carrying values, goodwill associated with our Premium Luxury reporting unit was partially impaired, and goodwill associated with our Collision Center and Parts Center reporting units was fully impaired. Therefore, the most significant impact of a change in the assumptions used in determining our goodwill impairment as of March 31, 2020, would have related to our Premium Luxury reporting unit. As noted above, the goodwill impairment testing process requires the estimated aggregate fair values of our reporting units to be reconciled with our market capitalization, including consideration of a control premium, based upon our stock price and/or average stock price over a reasonable period as of the measurement date. The COVID-19 pandemic had a significant adverse impact on the U.S. stock market during the first quarter of 2020, and our closing stock price declined more than 40% to $28.06 as of March 31, 2020, compared to our closing stock price of $48.65 as recently as February 21, 2020. As a result, as of March 31, 2020, our market capitalization and, therefore, the estimated fair values of our reporting units, significantly decreased. As a measure of sensitivity, a 50 basis point increase in the discount rate, would have resulted in an increase to the goodwill impairment charge of approximately $100 million. This result and discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used in determining our goodwill impairment given the number of assumptions used in determining the impairment and the degree of sensitivity to changes in such assumptions in the determination of the fair value of the Company and its assets and liabilities. We would have been in compliance with the financial covenants in our debt agreements even if we had impaired all of the goodwill associated with all of our reporting units as such charges do not factor into the calculations for those covenants.
As of March 31, 2020, we have $227.3 million of goodwill related to the Domestic reporting unit, $498.8 million related to the Import reporting unit, and $457.5 million related to the Premium Luxury reporting unit. Goodwill for our Collision Center and Parts Center reporting units was fully impaired as of March 31, 2020.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We also concluded that, as a result of the impacts from the COVID-19 pandemic, a triggering event had occurred that indicated the fair values of our franchise rights may have been less than their carrying values as of March 31, 2020. We performed quantitative impairment tests as of March 31, 2020, and as a result, we identified eight stores with franchise rights carrying values that exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations. We identified eight additional stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. As of March 31, 2020, after the impairment charges, we had 56 stores with franchise rights totaling $509.0 million.
The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of March 31, 2020, the resulting incremental charge would have been less than $3 million. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
Impact of the COVID-19 Pandemic on Goodwill and Other Intangible Assets
While we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact on our financial results and performance could be material in future periods. A change in the conditions, circumstances, or strategy, which influence determinations of fair value, including negative or declining cash flows or a decline in actual or planned revenues for our stores for a prolonged period, and, as it relates to goodwill, a significant decrease in our market capitalization, may result in a need to recognize additional goodwill and/or franchise rights impairment charges in the future. We are scheduled to complete our annual goodwill and franchise rights impairment tests as of April 30, 2020, during the second quarter of 2020.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,281.9	$2,496.7	$(214.8)	(8.6)
Retail used vehicle	1,162.0	1,261.8	(99.8)	(7.9)
Wholesale	86.7	77.8	8.9	11.4
Used vehicle	1,248.7	1,339.6	(90.9)	(6.8)
Finance and insurance, net	235.8	236.5	(0.7)	(0.3)
Total variable operations(1)	3,766.4	4,072.8	(306.4)	(7.5)
Parts and service	876.3	876.7	(0.4)	—
Other	24.3	32.3	(8.0)
Total revenue	$4,667.0	$4,981.8	$(314.8)	(6.3)
Gross profit:
New vehicle	$96.4	$121.9	$(25.5)	(20.9)
Retail used vehicle	83.5	84.3	(0.8)	(0.9)
Wholesale	7.5	6.2	1.3
Used vehicle	91.0	90.5	0.5	0.6
Finance and insurance	235.8	236.5	(0.7)	(0.3)
Total variable operations(1)	423.2	448.9	(25.7)	(5.7)
Parts and service	388.8	398.9	(10.1)	(2.5)
Other	1.2	1.4	(0.2)
Total gross profit	813.2	849.2	(36.0)	(4.2)
Selling, general, and administrative expenses	600.7	623.0	22.3	3.6
Depreciation and amortization	48.1	44.1	(4.0)
Goodwill impairment	318.3	—	(318.3)
Franchise rights impairment	57.5	—	(57.5)
Other (income) expense, net	7.9	(8.7)	(16.6)
Operating income (loss)	(219.3)	190.8	(410.1)
Non-operating income (expense) items:
Floorplan interest expense	(25.5)	(39.0)	13.5
Other interest expense	(23.5)	(27.8)	4.3
Interest income	0.1	0.2	(0.1)
Other income (loss), net	(3.0)	1.9	(4.9)
Income (loss) from continuing operations before income taxes	$(271.2)	$126.1	$(397.3)
Retail vehicle unit sales:
New vehicle	56,739	63,513	(6,774)	(10.7)
Used vehicle	56,149	61,171	(5,022)	(8.2)
	112,888	124,684	(11,796)	(9.5)
Revenue per vehicle retailed:
New vehicle	$40,217	$39,310	$907	2.3
Used vehicle	$20,695	$20,627	$68	0.3
Gross profit per vehicle retailed:
New vehicle	$1,699	$1,919	$(220)	(11.5)
Used vehicle	$1,487	$1,378	$109	7.9
Finance and insurance	$2,089	$1,897	$192	10.1
Total variable operations(2)	$3,682	$3,551	$131	3.7

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2020 (%)	2019 (%)
Revenue mix percentages:
New vehicle	48.9	50.1
Used vehicle	26.8	26.9
Parts and service	18.8	17.6
Finance and insurance, net	5.1	4.7
Other	0.4	0.7
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	11.9	14.4
Used vehicle	11.2	10.7
Parts and service	47.8	47.0
Finance and insurance	29.0	27.8
Other	0.1	0.1
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.2	4.9
Used vehicle - retail	7.2	6.7
Parts and service	44.4	45.5
Total	17.4	17.0
Selling, general, and administrative expenses	12.9	12.5
Operating income (loss)	NM	3.8
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	73.9	73.4
Operating income (loss)	NM	22.5
NM - Not Meaningful
	March 31,
	2020	2019
Inventory days supply:
New vehicle (industry standard of selling days)	98 days	77 days
Used vehicle (trailing calendar month days)	48 days	30 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2019 columns may differ from the same store amounts presented for 2019 in the prior year.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,277.9	$2,455.7	$(177.8)	(7.2)
Retail used vehicle	1,160.1	1,239.7	(79.6)	(6.4)
Wholesale	86.6	76.7	9.9	12.9
Used vehicle	1,246.7	1,316.4	(69.7)	(5.3)
Finance and insurance, net	235.6	233.0	2.6	1.1
Total variable operations(1)	3,760.2	4,005.1	(244.9)	(6.1)
Parts and service	875.3	860.6	14.7	1.7
Other	24.1	32.2	(8.1)
Total revenue	$4,659.6	$4,897.9	$(238.3)	(4.9)
Gross profit:
New vehicle	$96.0	$121.1	$(25.1)	(20.7)
Retail used vehicle	83.4	83.4	—	—
Wholesale	7.6	6.4	1.2
Used vehicle	91.0	89.8	1.2	1.3
Finance and insurance	235.6	233.0	2.6	1.1
Total variable operations(1)	422.6	443.9	(21.3)	(4.8)
Parts and service	388.9	391.8	(2.9)	(0.7)
Other	0.9	1.4	(0.5)
Total gross profit	$812.4	$837.1	$(24.7)	(3.0)
Retail vehicle unit sales:
New vehicle	56,692	62,185	(5,493)	(8.8)
Used vehicle	56,093	59,787	(3,694)	(6.2)
	112,785	121,972	(9,187)	(7.5)
Revenue per vehicle retailed:
New vehicle	$40,180	$39,490	$690	1.7
Used vehicle	$20,682	$20,735	$(53)	(0.3)
Gross profit per vehicle retailed:
New vehicle	$1,693	$1,947	$(254)	(13.0)
Used vehicle	$1,487	$1,395	$92	6.6
Finance and insurance	$2,089	$1,910	$179	9.4
Total variable operations(2)	$3,680	$3,587	$93	2.6

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2020 (%)	2019 (%)
Revenue mix percentages:
New vehicle	48.9	50.1
Used vehicle	26.8	26.9
Parts and service	18.8	17.6
Finance and insurance, net	5.1	4.8
Other	0.4	0.6
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	11.8	14.5
Used vehicle	11.2	10.7
Parts and service	47.9	46.8
Finance and insurance	29.0	27.8
Other	0.1	0.2
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.2	4.9
Used vehicle - retail	7.2	6.7
Parts and service	44.4	45.5
Total	17.4	17.1

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,281.9	$2,496.7	$(214.8)	(8.6)
Gross profit	$96.4	$121.9	$(25.5)	(20.9)
Retail vehicle unit sales	56,739	63,513	(6,774)	(10.7)
Revenue per vehicle retailed	$40,217	$39,310	$907	2.3
Gross profit per vehicle retailed	$1,699	$1,919	$(220)	(11.5)
Gross profit as a percentage of revenue	4.2%	4.9%
Inventory days supply (industry standard of selling days)	98 days	77 days

	Three Months Ended March 31,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,277.9	$2,455.7	$(177.8)	(7.2)
Gross profit	$96.0	$121.1	$(25.1)	(20.7)
Retail vehicle unit sales	56,692	62,185	(5,493)	(8.8)
Revenue per vehicle retailed	$40,180	$39,490	$690	1.7
Gross profit per vehicle retailed	$1,693	$1,947	$(254)	(13.0)
Gross profit as a percentage of revenue	4.2%	4.9%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $4.0 million and $41.0 million in new vehicle revenue and $0.4 million and $0.8 million in new vehicle gross profit for the three months ended March 31, 2020 and 2019, respectively, is related to divestiture activity and the opening of a new add-point.
First Quarter 2020 compared to First Quarter 2019
Same store new vehicle revenue decreased during the three months ended March 31, 2020, as compared to the same period in 2019, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was due to significant declines in new vehicle unit sales during the last two weeks of March 2020 as a result of the COVID-19 pandemic.
Same store revenue PVR increased during the three months ended March 31, 2020, as compared to the same period in 2019, due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Same store gross profit PVR decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to decreases in gross profit PVR for Premium Luxury and Domestic vehicles as we focused on balancing gross profit PVRs and unit volume.

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

	Three Months Ended March 31,
($ in millions)	2020	2019	Variance
Floorplan assistance	$24.5	$25.2	$(0.7)
New vehicle floorplan interest expense	(23.1)	(36.4)	13.3
Net new vehicle inventory carrying benefit (cost)	$1.4	$(11.2)	$12.6
First Quarter 2020 compared to First Quarter 2019
We had a net new vehicle inventory carrying benefit for the three months ended March 31, 2020, and a net new vehicle inventory carrying cost for the three months ended March 31, 2019. Floorplan interest expense decreased due to lower average interest rates and lower average floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates. The Federal Reserve cut interest rate three times over the third and fourth quarters of 2019, and in response to the COVID-19 pandemic, the Federal Reserve cut interest rates to near 0% in March 2020. Although lower average interest rates are beneficial to interest expense, this benefit may be partially or fully offset in stores where days supply averages increase due to lower sales volume.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,162.0	$1,261.8	$(99.8)	(7.9)
Wholesale revenue	86.7	77.8	8.9	11.4
Total revenue	$1,248.7	$1,339.6	$(90.9)	(6.8)
Retail gross profit	$83.5	$84.3	$(0.8)	(0.9)
Wholesale gross profit	7.5	6.2	1.3
Total gross profit	$91.0	$90.5	$0.5	0.6
Retail vehicle unit sales	56,149	61,171	(5,022)	(8.2)
Revenue per vehicle retailed	$20,695	$20,627	$68	0.3
Gross profit per vehicle retailed	$1,487	$1,378	$109	7.9
Gross profit as a percentage of revenue	7.2%	6.7%
Inventory days supply (trailing calendar month days)	48 days	30 days

	Three Months Ended March 31,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,160.1	$1,239.7	$(79.6)	(6.4)
Wholesale revenue	86.6	76.7	9.9	12.9
Total revenue	$1,246.7	$1,316.4	$(69.7)	(5.3)
Retail gross profit	$83.4	$83.4	$—	—
Wholesale gross profit	7.6	6.4	1.2
Total gross profit	$91.0	$89.8	$1.2	1.3
Retail vehicle unit sales	56,093	59,787	(3,694)	(6.2)
Revenue per vehicle retailed	$20,682	$20,735	$(53)	(0.3)
Gross profit per vehicle retailed	$1,487	$1,395	$92	6.6
Gross profit as a percentage of revenue	7.2%	6.7%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $2.0 million and $23.2 million in total used vehicle revenue for the three months ended March 31, 2020 and 2019 and $0.7 million in total used vehicle gross profit for the three months ended March 31, 2019, respectively, is related to divestiture activity and the opening of a new add-point.
First Quarter 2020 compared to First Quarter 2019
Same store retail used vehicle revenue decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a decrease in same store unit volume. The decrease in same store unit volume was due to significant declines in used retail vehicle unit sales during the last two weeks of March 2020 as a result of the COVID-19 pandemic. These declines were partially offset by an increase in relative market demand for used vehicles as compared to new vehicles, due in part to increased affordability compared to new vehicles and shifting dynamics in the used vehicle market. With the continued elevated levels in off-lease supply of late-model used vehicles, the average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles. Our used-to-new vehicle unit sales ratio increased to 98.9% for the three months ended March 31, 2020, as compared to 96.1% for the prior year period.
Same store revenue PVR was relatively flat during the three months ended March 31, 2020, as compared to the same period in 2019.
Same store gross profit PVR increased during the three months ended March 31, 2020, as compared to the same period in 2019, due to increases in gross profit PVR for Premium Luxury and Import vehicles.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$876.3	$876.7	$(0.4)	—
Gross Profit	$388.8	$398.9	$(10.1)	(2.5)
Gross profit as a percentage of revenue	44.4%	45.5%
Same Store:
Revenue	$875.3	$860.6	$14.7	1.7
Gross Profit	$388.9	$391.8	$(2.9)	(0.7)
Gross profit as a percentage of revenue	44.4%	45.5%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision services.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $1.0 million and $16.1 million in parts and service revenue and $0.1 million and $7.1 million in parts and service gross profit for the three months ended March 31, 2020 and 2019, respectively, is related to acquisition and divestiture activity, as well as the opening of a new add-point.
First Quarter 2020 compared to First Quarter 2019
During the three months ended March 31, 2020, same store parts and service gross profit decreased slightly compared to the same period in 2019, primarily due to decreases in gross profit associated with customer-pay service of $3.1 million, warranty of $2.5 million, and wholesale parts of $2.0 million, which were partially offset by increases in gross profit associated with the preparation of vehicles for sale of $3.3 million and collision business of $1.8 million.
Customer-pay service gross profit and warranty gross profit were adversely impacted by a decrease in volume during the last two weeks of March 2020 as a result of the COVID-19 pandemic. The decrease in customer-pay volume was partially offset by higher value repair orders and price increases. The decrease in warranty volume was partially offset by higher value repair orders and improved parts and labor rates negotiated with certain manufacturers. Gross profit associated with our wholesale parts business decreased due to inventory write-downs to net realizable value. Gross profit associated with the preparation of vehicles for sale benefited from higher value internal repair orders, partially offset by lower new and used vehicle unit volume. Collision business gross profit benefited from an increase in volume, higher value repair orders, and an increase in gross profit associated with service work outsourced to third-parties.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$235.8	$236.5	$(0.7)	(0.3)
Gross profit per vehicle retailed	$2,089	$1,897	$192	10.1
Same Store:
Revenue and gross profit	$235.6	$233.0	$2.6	1.1
Gross profit per vehicle retailed	$2,089	$1,910	$179	9.4

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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $0.2 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively, is related to divestiture activity, as well as the opening of a new add-point.

First Quarter 2020 compared to First Quarter 2019
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to an increase in product penetration and higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Finance and insurance gross profit PVR also benefited from higher realized margins on arranged customer financing and amounts financed per transaction. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles. Finance and insurance gross profit PVR was also adversely impacted by a decrease in retrospective commissions due in part to higher claim activity. We expect retrospective commissions to continue to decrease as compared to recent years.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income (loss), respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,483.5	$1,568.8	$(85.3)	(5.4)
Import	1,362.1	1,496.1	(134.0)	(9.0)
Premium Luxury	1,616.8	1,734.1	(117.3)	(6.8)
Total	4,462.4	4,799.0	(336.6)	(7.0)
Corporate and other	204.6	182.8	21.8	11.9
Total consolidated revenue	$4,667.0	$4,981.8	$(314.8)	(6.3)
Segment income(1):
Domestic	$54.1	$56.2	$(2.1)	(3.7)
Import	65.9	72.6	(6.7)	(9.2)
Premium Luxury	80.2	84.3	(4.1)	(4.9)
Total	200.2	213.1	(12.9)	(6.1)
Corporate and other	(445.0)	(61.3)	(383.7)
Floorplan interest expense	25.5	39.0	13.5
Operating income (loss)	$(219.3)	$190.8	$(410.1)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	18,327	20,205	(1,878)	(9.3)
Import	25,287	28,756	(3,469)	(12.1)
Premium Luxury	13,125	14,552	(1,427)	(9.8)
	56,739	63,513	(6,774)	(10.7)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,483.5	$1,568.8	$(85.3)	(5.4)
Segment income	$54.1	$56.2	$(2.1)	(3.7)
Retail new vehicle unit sales	18,327	20,205	(1,878)	(9.3)
First Quarter 2020 compared to First Quarter 2019
Domestic revenue decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume during the last two weeks of March 2020 as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by an increase in new vehicle revenue PVR due in part to a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume, parts and service volume, and new vehicle gross profit, which were adversely impacted by the COVID-19 pandemic. Decreases in Domestic segment income were partially offset by an increase in finance and insurance revenue and gross profit PVR, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration, and decreases in floorplan interest and SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,362.1	$1,496.1	$(134.0)	(9.0)
Segment income	$65.9	$72.6	$(6.7)	(9.2)
Retail new vehicle unit sales	25,287	28,756	(3,469)	(12.1)
First Quarter 2020 compared to First Quarter 2019
Import revenue decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume during the last two weeks of March 2020 as a result of the COVID-19 pandemic and the divestitures we completed in 2019.
Import segment income decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to decreases in parts and service volume and new and used vehicle unit volume, which were adversely impacted by the COVID-19 pandemic. Decreases in Import segment income were partially offset by an increase in finance and insurance revenue and gross profit PVR, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration, and decreases in SG&A and floorplan interest expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,616.8	$1,734.1	$(117.3)	(6.8)
Segment income	$80.2	$84.3	$(4.1)	(4.9)
Retail new vehicle unit sales	13,125	14,552	(1,427)	(9.8)
First Quarter 2020 compared to First Quarter 2019
Premium Luxury revenue decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume during the last two weeks of March 2020 as a result of the COVID-19 pandemic.
Premium Luxury segment income decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to decreases in new vehicle gross profit PVR, new vehicle unit volume, and parts and service volume, which were adversely impacted by the COVID-19 pandemic. Decreases in Premium Luxury segment income were partially offset by an increase in used vehicle gross profit PVR and finance and insurance revenue and gross profit PVR, which benefited from higher realized margins on vehicle service contracts and an increase in product penetration, and a decrease in floorplan interest expense.

Corporate and other
Corporate and other results included the following:

	Three months ending March 31,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$204.6	$182.8	$21.8	11.9
Income (loss)	$(445.0)	$(61.3)	$(383.7)
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of March 31, 2020, we had 81 AutoNation-branded collision centers, 4 AutoNation-branded auction operations, and 5 AutoNation USA stand-alone used vehicle sales and service centers. We also had 6 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. Additionally, we directly source and distribute retail and wholesale parts for sale to our customers and other dealerships and collision centers through our 10 operational AutoNation aftermarket collision parts distribution centers.
Our aftermarket collision parts business was established in 2018 and is still in its development and expansion phase. As of March 31, 2020, our aftermarket collision parts distribution centers as a group were not yet profitable and had approximately $31 million of parts inventory. We have invested approximately $16 million in our aftermarket parts distribution centers for equipment, information systems, and other intangible assets. Several of our aftermarket parts distribution centers are operated under a multi-year logistics agreement with a third party. This agreement is subject to a declining early termination penalty, which is estimated to be approximately $14 million as of March 31, 2020. We also lease facilities for certain of the aftermarket collision parts distribution centers with right-of-use assets of approximately $6 million and remaining lease payments through the various lease terms of approximately $8 million as of March 31, 2020. Although we believe our aftermarket collision parts business will be profitable over time, we can make no such assurance. We expect to continue to focus on our parts distribution network to support our national wholesale footprint and create more opportunities to offer both original manufacturer and AutoNation aftermarket collision parts to our customers.
During the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Center reporting unit. We also recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash goodwill impairments and franchise rights impairments are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Unaudited Condensed Consolidated Statements of Operations. and are reported in the “Corporate and other” category of our segment information. During the three months ended March 31, 2020, we recorded non-cash long-lived asset impairment charges associated with our aftermarket collision parts business of $5.8 million, and non-cash intangible asset impairment charges associated with our collision centers and aftermarket collision parts business of $2.4 million, both of which are reported in the “Corporate and other” category of our segment information. Our parts inventory balance for our aftermarket collision parts business was net of cumulative write-downs of $8.2 million at March 31, 2020, and $5.2 million at December 31, 2019.

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

	Three Months Ended March 31,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$374.1	$399.0	$24.9	6.2
Advertising	46.3	44.2	(2.1)	(4.8)
Store and corporate overhead	180.3	179.8	(0.5)	(0.3)
Total	$600.7	$623.0	$22.3	3.6

SG&A as a % of total gross profit:
Compensation	46.0	47.0	100	bps
Advertising	5.7	5.2	(50)	bps
Store and corporate overhead	22.2	21.2	(100)	bps
Total	73.9	73.4	(50)	bps
First Quarter 2020 compared to First Quarter 2019
SG&A expenses decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a decrease in compensation expense, which was driven in part by the impact of the COVID-19 pandemic. As a result of “shelter in place” or “stay at home” orders from federal, state, and local governments and other restrictive orders that were put into place in March 2020, we had significant declines in new and used vehicle unit sales, including a year-over-year decline of approximately 50% during the last two weeks of March 2020, which negatively impacted compensation for our sales associates. Additionally, performance-based compensation expense decreased $14.2 million, as compared to the first quarter of 2019, primarily due to changes in expectations of pay-out levels as a result of the COVID-19 pandemic impact. As a percentage of total gross profit, SG&A expenses increased to 73.9% during the three months ended March 31, 2020, from 73.4% in the same period in 2019, primarily due to gross profit pressure as a result of the COVID-19 pandemic impact.
Effective in April 2020, we placed approximately 7,000 employees on unpaid leave, implemented temporary base pay reductions for our executive officers and associates, and froze corporate new hiring. We also took actions to reduce our advertising expenses by approximately 50% for the second quarter of 2020 and significantly reduced our discretionary spending.
Goodwill Impairment
During the three months ended March 31, 2020, we recorded $318.3 million of non-cash goodwill impairment charges primarily due to the impacts to our business as well as a decrease in our stock price and market capitalization as a result of the COVID-19 pandemic. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Franchise Rights Impairment
During the three months ended March 31, 2020, we recorded $57.5 million of non-cash franchise right impairment charges to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net (Operating)
During the first quarter of 2020, we recognized asset impairment charges of $8.5 million. During the first quarter of 2019, we recognized net gains of $8.5 million related to store divestitures.

Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2020 compared to First Quarter 2019
Floorplan interest expense was $25.5 million for the three months ended March 31, 2020, compared to $39.0 million for the same period in 2019. The decrease in floorplan interest expense of $13.5 million was the result of lower average interest rates and lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
First Quarter 2020 compared to First Quarter 2019
Other interest expense of $23.5 million for the three months ended March 31, 2020, decreased $4.3 million as compared to $27.8 million for the same period in 2019, driven by lower average debt balances and lower average interest rates primarily due to the repayment of the 5.5% Senior Notes due 2020. We also recorded a loss on debt extinguishment of $1.1 million during the three months ended March 31, 2020, resulting from our credit facility debt refinancing in March 2020.
Income Tax Provision (Benefit)
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 14.4% for the three months ended March 31, 2020, and 27.0% for the three months ended March 31, 2019. The tax rate for the three months ended March 31, 2020, reflects the fact that a significant portion of the goodwill impairment charges taken in the first quarter of 2020 was not deductible for income tax purposes.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that were closed prior to January 1, 2014, and other adjustments related to disposed operations.

Liquidity and Capital Resources
We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through operations, and amounts available under our revolving credit facility, commercial paper program, and secured used vehicle floorplan facilities will be sufficient to fund our working capital requirements, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future.
We also believe that our liquidity resources will allow us to manage the impact of the COVID-19 pandemic on our business operations for the foreseeable future. The challenges posed by the COVID-19 pandemic on our business are evolving rapidly. Consequently, we will continue to evaluate our financial and liquidity position in light of future developments relating to the COVID-19 pandemic. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to augment our liquidity, to reduce our cost of capital, or for general corporate purposes.
Debt Refinancing Transaction
On March 26, 2020, we amended and restated our existing unsecured credit agreement to, among other things, (1) provide for lower commitment fees and loan margins as set forth in the amended and restated credit agreement, (2) extend the maturity date to March 26, 2025, and (3) provide for customary LIBOR replacement provisions.

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2020		December 31, 2019
Cash and cash equivalents	$411.0		$42.0
Revolving credit facility (1)	$822.4	(2)	$1,421.1
Secured used vehicle floorplan facilities (3)	$0.6		$0.6

(1)
As limited by the maximum consolidated leverage ratio contained in our credit agreement. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate.

(2)
At March 31, 2020, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $140.0 million of commercial paper notes outstanding at March 31, 2020. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At March 31, 2020, surety bonds, letters of credit, and cash deposits totaled $107.8 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2020	2019
Shares repurchased	2.5	1.0
Aggregate purchase price	$80.0	$33.5
Average purchase price per share	$31.95	$34.34
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

As of March 31, 2020, $139.0 million remained available under our stock repurchase program most recently authorized by our Board of Directors. We temporarily suspended our share repurchase program at the end of the first quarter of 2020 in light of the COVID-19 pandemic. This suspension does not impact our remaining Board authorization, and we may in the future resume the program when appropriate.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Purchases of property and equipment, including operating lease buy-outs (1)	$30.0	$40.4

(1)	Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At March 31, 2020, we owned approximately 80% of our new vehicle franchise store locations with a net book value of $2.1 billion, as well as other properties associated with our collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, parts distribution centers, and other excess properties with a net book value of $468.4 million. None of these properties are mortgaged or encumbered. We have taken various actions in an attempt to mitigate the financial impact of the COVID-19 pandemic, including the postponement of approximately $50 million of capital expenditures through the second quarter of 2020. Planned expenditures beyond the second quarter of 2020 will be evaluated over the next several months.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash received from (used in) business acquisitions, net	$(0.4)	$(4.3)
Cash received from (used in) business divestitures, net	$—	$17.4
We did not purchase or divest stores during the three months ended March 31, 2020. We purchased two parts distribution centers and divested two Import stores during the three months ended March 31, 2019.
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of March 31, 2020, and December 31, 2019.

			(in millions)
Debt Description	Maturity Date	Interest Payable	March 31, 2020	December 31, 2019
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$—	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
Revolving credit facility	March 26, 2025	Monthly	790.0	—
Finance leases and other debt	Various dates through 2039	Monthly	101.2	93.9
			2,391.2	1,943.9
Less: unamortized debt discounts and debt issuance costs			(9.2)	(9.8)
Less: current maturities			(305.6)	(355.6)
Long-term debt, net of current maturities			$2,076.4	$1,578.5

In February 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes. Our 3.35% Senior Notes due 2021 will mature on January 15, 2021, and were therefore reclassified to current maturities during the first quarter of 2020.
At March 31, 2020, we had $140.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 3.30% and a weighted-average remaining term of 1 day. At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days.
See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our long-term debt and commercial paper.
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
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. The specific terms of these covenants can be found in our credit agreement, which we filed with our Current Report on Form 8-K on March 26, 2020.
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
During the three months ended March 31, 2020, we recorded non-cash goodwill and franchise rights impairment charges of $375.8 million. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. As of March 31, 2020, we were in compliance with the requirements of the financial covenants under our debt agreements as such non-cash impairment charges do not factor into the calculations for those covenants. Under the terms of our credit agreement, at March 31, 2020, our leverage ratio and capitalization ratio were as follows:

	March 31, 2020
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.83x
Capitalization ratio	≤ 70.0%	56.7%
After considering the impacts of the COVID-19 pandemic, the actions we have taken, and the other options available to us, we expect to remain in compliance with the requirements of the financial covenants under our debt agreements. To the extent that in the future we believe that we would be unable to comply with the covenants contained in our credit agreement, we would seek an amendment or waiver of our credit agreement, which could increase the cost of our debt.
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2020	December 31, 2019
Vehicle floorplan payable - trade	$2,197.2	$2,120.6
Vehicle floorplan payable - non-trade	1,485.3	1,455.2
Vehicle floorplan payable	$3,682.5	$3,575.8

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net cash provided by operating activities	$113.7	$259.7
Net cash used in investing activities	$(92.2)	$(48.6)
Net cash received from (used in) financing activities	$347.1	$(210.9)
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
Net cash provided by operating activities decreased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an investment in an equity security and a decrease in cash received from business divestitures, net of cash relinquished, partially offset by a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2020, we borrowed $790.0 million under our revolving credit facility and had no repayments. During the three months ended March 31, 2019, we had no borrowings or repayments under our revolving credit facility.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $30.0 million during the three months ended March 31, 2020, and net payments of $160.0 million during the three months ended March 31, 2019, as well as changes in vehicle floorplan payable-non-trade totaling net proceeds of $30.1 million for the three months ended March 31, 2020, and net payments of $12.5 million for the three months ended March 31, 2019.
During the three months ended March 31, 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020 through the utilization of our commercial paper program.
During the three months ended March 31, 2020, we amended and restated our existing unsecured credit agreement. Cash flows from financing activities during the three months ended March 31, 2020, reflect cash payments of $6.1 million for debt issuance costs for this transaction that are being amortized to interest expense over the term of the related debt arrangement.
During the three months ended March 31, 2020, we repurchased 2.5 million shares of common stock for an aggregate purchase price of $80.0 million (average purchase price per share of $31.95), including repurchases for which settlement occurred subsequent to March 31, 2020. During the three months ended March 31, 2019, we repurchased 1.0 million shares of common stock for an aggregate purchase price of $33.5 million (average purchase price per share of $34.34), including repurchases for which settlement occurred subsequent to March 31, 2019.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, the actions we are taking in response to the COVID-19 pandemic, our strategic initiatives, partnerships, or investments, including our brand extension strategies, and other statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•
The COVID-19 pandemic has had a significant adverse impact, and could continue to have a significant adverse impact, on our business, results of operations, and financial condition going forward. Future epidemics, pandemics, and other outbreaks could also have a significant adverse impact on our business, results of operations, and financial condition.

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

•
Our minority equity investments do not have readily determinable fair values and their fair values are subject to fluctuations based on observable price changes. These fluctuations could result in downward adjustments or require us to record impairments, both of which could adversely impact our results of operations and financial condition.

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
We had $3.7 billion of variable rate vehicle floorplan payable at March 31, 2020, and $3.6 billion at December 31, 2019. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $36.8 million at March 31, 2020, and $35.8 million at December 31, 2019. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $140.0 million of commercial paper notes outstanding at March 31, 2020, and $170.0 million at December 31, 2019. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $1.4 million at March 31, 2020 and $1.7 million at December 31, 2019.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $1.6 billion and had a fair value of $1.5 billion as of March 31, 2020, and totaled $1.9 billion and had a fair value of $2.0 billion as of December 31, 2019.

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
The COVID-19 pandemic has had a significant adverse impact, and could continue to have a significant adverse impact, on our business, results of operations, and financial condition going forward. Future epidemics, pandemics, and other outbreaks could also have a significant adverse impact on our business, results of operations, and financial condition.
The COVID-19 pandemic has led to severe disruptions in general economic activities as businesses and federal, state, and local governments take increasingly broad actions to mitigate the impact of the COVID-19 pandemic on public health, including a number of “shelter in place” or “stay at home” orders in the states and regions in which we operate. Although we remain open and have modified our business practices to conform to government restrictions and best practices, we have seen significant declines in new and used vehicle unit sales and sales of our finance and insurance products. In addition, our parts and service business is currently operating below full capacity in all of our locations. Our operations also depend on the continued health and productivity of our associates, including store, regional, and corporate headquarter teams, throughout this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, and further actions that may be taken by federal, state, and local governments and third parties in response to the pandemic. In addition, the success of our stores is dependent on vehicle manufacturers in several key respects, and those manufacturers have also been, and could continue to be, adversely impacted by the COVID-19 pandemic. Vehicle manufacturers may be adversely impacted by a number of factors as as a result of the COVID-19 pandemic, including supply chain disruptions, rising raw material costs, delays in shipping, economic downturns, and liquidity concerns.
Further, the measures we have taken in response to the COVID-19 pandemic may not be sufficient, and our liquidity could be negatively impacted if these conditions continue for a significant period of time. As a result, we may be required to pursue additional sources of financing to obtain working capital and meet our financial obligations. Currently, the capital markets and credit markets have been disrupted by the COVID-19 pandemic and our ability to obtain any additional financing on favorable terms, or at all, is not guaranteed and largely dependent upon evolving market conditions and other factors.
Depending on the magnitude and duration of the COVID-19 pandemic, the adverse impact of the COVID-19 pandemic on our business, results of operations, financial condition, and liquidity could be material. The COVID-19 pandemic also may heighten or exacerbate many of the other risks discussed in our most recent Annual Report on Form 10-K and subsequent reports. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse effects to our business as a result of its economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending, and credit availability. Future epidemics, pandemics, and other outbreaks could have a similar adverse impact on our business, results of operations, and financial condition.
Our minority equity investments do not have readily determinable fair values and their fair values are subject to fluctuations based on observable price changes. These fluctuations could result in downward adjustments or require us to record impairments, both of which could adversely impact our results of operations and financial condition.
We have minor investments in equity securities that do not have readily determinable fair values. As a result, we have elected to measure these equity investments using a measurement alternative permitted by accounting standards and recorded the equity investments at cost to be subsequently adjusted for observable price changes or impairment, if any. There may be future issuances of identical or similar equity securities of the same issuers of the equity securities in which we have invested that would result in observable price changes that could result in upward or downward adjustments to our equity investments. A downward adjustment to or impairment of our equity investments could adversely impact our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2020 - January 31, 2020	—	$—	—	$219.0
February 1, 2020 - February 29, 2020	52	$50.68	—	$219.0
March 1, 2020 - March 31, 2020	2,507,722	$31.97	2,504,559	$139.0
Total	2,507,774		2,504,559

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2020, $139.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the first quarter of 2020, all of the shares reflected in the table above were repurchased under the stock repurchase program, except for 3,215 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock. We temporarily suspended our share repurchase program at the end of the first quarter of 2020 in light of the COVID-19 pandemic. This suspension does not impact our remaining Board authorization, and we may in the future resume the program when appropriate.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement, dated March 26, 2020, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.2
Form of Amended and Restated Commercial Paper Dealer Agreement, dated March 26, 2020, between AutoNation, Inc., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.3
Restricted Stock Unit Award Agreement, dated as of January 13, 2020, by and between AutoNation, Inc. and Joseph T. Lower (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2020).

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

AUTONATION, INC.

Date:	May 11, 2020	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)