Form 10-Q
period 2020-06-30
AUTONATION, INC.
filed 2020-07-23
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of July 21, 2020, the registrant had 87,215,132 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257.3	$42.0
Receivables, net	673.3	916.7
Inventory	2,432.3	3,305.8
Other current assets	157.3	146.6
Total Current Assets	3,520.2	4,411.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.6 billion and $1.5 billion, respectively	3,143.9	3,174.6
OPERATING LEASE ASSETS	340.6	333.1
GOODWILL	1,181.3	1,501.9
OTHER INTANGIBLE ASSETS, NET	522.0	581.6
OTHER ASSETS	740.5	541.0
Total Assets	$9,448.5	$10,543.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,499.1	$2,120.6
Vehicle floorplan payable - non-trade	1,023.8	1,455.2
Accounts payable	261.3	290.3
Commercial paper	—	170.0
Current maturities of long-term debt	307.3	355.6
Other current liabilities	729.8	708.5
Total Current Liabilities	3,821.3	5,100.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,783.1	1,578.5
NONCURRENT OPERATING LEASE LIABILITIES	315.2	305.0
DEFERRED INCOME TAXES	118.0	135.1
OTHER LIABILITIES	273.2	262.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at June 30, 2020, and December 31, 2019, including shares held in treasury	1.0	1.0
Additional paid-in capital	29.5	35.9
Retained earnings	3,735.3	3,688.3
Treasury stock, at cost; 15,347,017 and 13,212,974 shares held, respectively	(628.1)	(563.1)
Total Shareholders’ Equity	3,137.7	3,162.1
Total Liabilities and Shareholders’ Equity	$9,448.5	$10,543.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
New vehicle	$2,261.3	$2,769.6	$4,543.2	$5,266.3
Used vehicle	1,324.5	1,379.4	2,573.2	2,719.0
Parts and service	689.9	901.5	1,566.2	1,778.2
Finance and insurance, net	246.4	255.2	482.2	491.7
Other	10.9	38.1	35.2	70.4
TOTAL REVENUE	4,533.0	5,343.8	9,200.0	10,325.6
Cost of sales:
New vehicle	2,141.7	2,644.1	4,327.2	5,018.9
Used vehicle	1,207.5	1,282.6	2,365.2	2,531.7
Parts and service	378.5	489.6	866.0	967.4
Other	10.3	36.7	33.4	67.6
TOTAL COST OF SALES (excluding depreciation shown below)	3,738.0	4,453.0	7,591.8	8,585.6
Gross profit:
New vehicle	119.6	125.5	216.0	247.4
Used vehicle	117.0	96.8	208.0	187.3
Parts and service	311.4	411.9	700.2	810.8
Finance and insurance	246.4	255.2	482.2	491.7
Other	0.6	1.4	1.8	2.8
TOTAL GROSS PROFIT	795.0	890.8	1,608.2	1,740.0
Selling, general, and administrative expenses	547.9	637.0	1,148.6	1,260.0
Depreciation and amortization	49.1	44.4	97.2	88.5
Goodwill impairment	—	—	318.3	—
Franchise rights impairment	—	9.6	57.5	9.6
Other (income) expense, net	(3.4)	(3.7)	4.5	(12.4)
OPERATING INCOME (LOSS)	201.4	203.5	(17.9)	394.3
Non-operating income (expense) items:
Floorplan interest expense	(16.3)	(37.4)	(41.8)	(76.4)
Other interest expense	(23.2)	(27.7)	(46.7)	(55.5)
Interest income	0.1	0.1	0.2	0.3
Other income (loss), net	214.5	(0.3)	211.5	1.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	376.5	138.2	105.3	264.3
Income tax provision	96.6	37.2	57.6	71.2
NET INCOME FROM CONTINUING OPERATIONS	279.9	101.0	47.7	193.1
Loss from discontinued operations, net of income taxes	(0.1)	(0.2)	(0.2)	(0.3)
NET INCOME	$279.8	$100.8	$47.5	$192.8
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.18	$1.12	$0.54	$2.14
Discontinued operations	$—	$—	$—	$—
Net income	$3.18	$1.12	$0.53	$2.14
Weighted average common shares outstanding	87.9	89.9	89.0	90.2
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.18	$1.12	$0.54	$2.14
Discontinued operations	$—	$—	$—	$—
Net income	$3.18	$1.12	$0.53	$2.13
Weighted average common shares outstanding	88.1	90.2	89.0	90.4
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	87.2	89.1	87.2	89.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net loss	—	—	—	(232.3)	—	(232.3)
Repurchases of common stock	—	—	—	—	(80.0)	(80.0)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(21.7)	—	14.8	(6.9)
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)	—	(0.5)
BALANCE AT MARCH 31, 2020	102,562,149	1.0	18.7	3,455.5	(628.3)	2,846.9
Net income	—	—	—	279.8	—	279.8
Stock-based compensation expense	—	—	11.2	—	—	11.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.4)	—	0.2	(0.2)
BALANCE AT JUNE 30, 2020	102,562,149	$1.0	$29.5	$3,735.3	$(628.1)	$3,137.7

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	92.0	—	92.0
Repurchases of common stock	—	—	—	—	(33.5)	(33.5)
Stock-based compensation expense	—	—	13.7	—	—	13.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(9.8)	—	7.4	(2.4)
BALANCE AT MARCH 31, 2019	102,562,149	1.0	24.7	3,330.3	(570.2)	2,785.8
Net income	—	—	—	100.8	—	100.8
Repurchases of common stock	—	—	—	—	(11.2)	(11.2)
Stock-based compensation expense	—	—	4.9	—	—	4.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(4.0)	—	6.6	2.6
BALANCE AT JUNE 30, 2019	102,562,149	$1.0	$25.6	$3,431.1	$(574.8)	$2,882.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$47.5	$192.8
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.2	0.3
Depreciation and amortization	97.2	88.5
Amortization of debt issuance costs and accretion of debt discounts	2.3	2.6
Stock-based compensation expense	15.7	18.6
Deferred income tax provision	(17.1)	2.0
Net gain related to business/property dispositions	(1.5)	(12.7)
Goodwill impairment	318.3	—
Franchise rights impairment	57.5	9.6
Non-cash impairment charges	8.6	1.3
Unrealized gain on equity investment	(214.7)	—
Other	3.8	(1.7)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	244.6	192.3
Inventory	873.3	81.3
Other assets	75.1	22.1
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade, net	(621.5)	(102.4)
Accounts payable	(25.5)	(40.3)
Other liabilities	30.5	(28.8)
Net cash provided by continuing operations	894.3	425.5
Net cash provided by discontinued operations	—	—
Net cash provided by operating activities	894.3	425.5
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(75.3)	(122.7)
Proceeds from assets held for sale	—	4.2
Insurance recoveries on property and equipment	1.5	3.3
Cash received from business divestitures, net of cash relinquished	—	22.3
Cash used in business acquisitions, net of cash acquired	(0.4)	(4.3)
Investment in equity security	(50.0)	—
Other	(0.5)	0.4
Net cash used in continuing operations	(124.7)	(96.8)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(124.7)	(96.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2020	2019
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(80.0)	(44.7)
Proceeds from 4.75% Senior Notes due 2030	497.4	—
Payment of 5.5% Senior Notes due 2020	(350.0)	—
Proceeds from revolving credit facility	1,100.0	—
Payments of revolving credit facility	(1,100.0)	—
Net payments of commercial paper	(170.0)	(160.0)
Payment of debt issuance costs	(10.5)	—
Net payments of vehicle floorplan payable - non-trade	(431.4)	(117.3)
Payments of other debt obligations	(3.1)	(4.4)
Proceeds from the exercise of stock options	1.0	3.2
Payments of tax withholdings for stock-based awards	(8.1)	(3.0)
Net cash used in continuing operations	(554.7)	(326.2)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(554.7)	(326.2)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	214.9	2.5
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	42.5	49.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$257.4	$51.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2020, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the six months ended June 30, 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of June 30, 2020, we also owned and operated 79 AutoNation-branded collision centers, 5 AutoNation USA stores, 4 automotive auction operations, and 16 parts distribution centers.
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

	Three Months Ended June 30, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$761.7	$712.6	$787.0	$—	$2,261.3
Used vehicle	436.8	355.8	490.3	41.6	1,324.5
Parts and service	193.3	170.4	223.2	103.0	689.9
Finance and insurance, net	88.0	82.4	64.3	11.7	246.4
Other	6.2	4.1	—	0.6	10.9
	$1,486.0	$1,325.3	$1,564.8	$156.9	$4,533.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,343.2	$1,187.0	$1,373.6	$97.4	$4,001.2
Goods and services transferred over time(2)	142.8	138.3	191.2	59.5	531.8
	$1,486.0	$1,325.3	$1,564.8	$156.9	$4,533.0

	Three Months Ended June 30, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$894.5	$916.1	$959.0	$—	$2,769.6
Used vehicle	447.0	388.0	507.8	36.6	1,379.4
Parts and service	241.2	229.2	285.7	145.4	901.5
Finance and insurance, net	89.8	91.4	68.4	5.6	255.2
Other	34.8	2.6	—	0.7	38.1
	$1,707.3	$1,627.3	$1,820.9	$188.3	$5,343.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,528.4	$1,445.3	$1,577.7	$98.7	$4,650.1
Goods and services transferred over time(2)	178.9	182.0	243.2	89.6	693.7
	$1,707.3	$1,627.3	$1,820.9	$188.3	$5,343.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,500.6	$1,446.5	$1,596.1	$—	$4,543.2
Used vehicle	841.4	690.3	957.6	83.9	2,573.2
Parts and service	428.9	377.9	500.6	258.8	1,566.2
Finance and insurance, net	171.1	166.4	127.3	17.4	482.2
Other	27.5	6.3	—	1.4	35.2
	$2,969.5	$2,687.4	$3,181.6	$361.5	$9,200.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$2,654.6	$2,387.5	$2,753.8	$206.7	$8,002.6
Goods and services transferred over time(2)	314.9	299.9	427.8	154.8	1,197.4
	$2,969.5	$2,687.4	$3,181.6	$361.5	$9,200.0

	Six Months Ended June 30, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,675.5	$1,736.3	$1,854.5	$—	$5,266.3
Used vehicle	890.4	757.5	1,004.5	66.6	2,719.0
Parts and service	477.5	449.4	563.9	287.4	1,778.2
Finance and insurance, net	170.2	175.9	130.0	15.6	491.7
Other	62.5	4.3	2.1	1.5	70.4
	$3,276.1	$3,123.4	$3,555.0	$371.1	$10,325.6

Timing of Revenue Recognition
Goods and services transferred at a point in time	$2,926.5	$2,770.1	$3,074.9	$191.4	$8,962.9
Goods and services transferred over time(2)	349.6	353.3	480.1	179.7	1,362.7
	$3,276.1	$3,123.4	$3,555.0	$371.1	$10,325.6

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
Revenue expected to be recognized on VCP contracts sold as of period end	$87.2	$29.3	$43.5	$14.4

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
Our receivables from contracts with customers are included in Receivables, net, our current contract asset is included in Other Current Assets, our long-term contract asset is included in Other Assets, our current contract liability is included in Other Current Liabilities, and our long-term contract liability is included in Other Liabilities in our Unaudited Condensed Consolidated Balance Sheets.
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	June 30, 2020	December 31, 2019
Receivables from contracts with customers, net	$493.4	$662.0
Contract Asset (Current)	$21.7	$26.7
Contract Asset (Long-Term)	$2.3	$7.0
Contract Liability (Current)	$32.3	$32.6
Contract Liability (Long-Term)	$55.5	$57.7
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amounts included in contract liability at the beginning of the period	$10.3	$8.5	$18.8	$21.5
Performance obligations satisfied in previous periods	$3.9	$2.3	$3.9	$6.9

Other significant changes include contract assets reclassified to receivables of $24.4 million for the six months ended June 30, 2020, and $27.0 million for the six months ended June 30, 2019.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including vested restricted stock unit (“RSU”) awards. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards.
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income from continuing operations	$279.9	$101.0	$47.7	$193.1
Loss from discontinued operations, net of income taxes	(0.1)	(0.2)	(0.2)	(0.3)
Net income	$279.8	$100.8	$47.5	$192.8

Basic weighted average common shares outstanding	87.9	89.9	89.0	90.2
Dilutive effect of stock options and unvested RSUs	0.2	0.3	—	0.2
Diluted weighted average common shares outstanding	88.1	90.2	89.0	90.4

Basic earnings (loss) per share amounts(1):
Continuing operations	$3.18	$1.12	$0.54	$2.14
Discontinued operations	$—	$—	$—	$—
Net income	$3.18	$1.12	$0.53	$2.14

Diluted earnings (loss) per share amounts(1):
Continuing operations	$3.18	$1.12	$0.54	$2.14
Discontinued operations	$—	$—	$—	$—
Net income	$3.18	$1.12	$0.53	$2.13

(1) Earnings (loss) per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Anti-dilutive equity instruments excluded from the computation of diluted earnings (loss) per share	2.4	2.6	2.7	2.7

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	June 30, 2020	December 31, 2019
Contracts-in-transit and vehicle receivables	$367.9	$506.0
Trade receivables	122.7	136.4
Manufacturer receivables	152.4	234.5
Income taxes receivable (see Note 8)	—	1.5
Other	33.8	38.8
	676.8	917.2
Less: allowances for expected credit losses	(3.5)	(0.5)
Receivables, net	$673.3	$916.7

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

5.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2020	December 31, 2019
New vehicles	$1,716.7	$2,490.8
Used vehicles	493.9	570.0
Parts, accessories, and other	221.7	245.0
Inventory	$2,432.3	$3,305.8

The components of vehicle floorplan payable are as follows:

	June 30, 2020	December 31, 2019
Vehicle floorplan payable - trade	$1,499.1	$2,120.6
Vehicle floorplan payable - non-trade	1,023.8	1,455.2
Vehicle floorplan payable	$2,522.9	$3,575.8

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.3% for the six months ended June 30, 2020, and 3.9% for the six months ended June 30, 2019. At June 30, 2020, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $2.2 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.6% for the six months ended June 30, 2020, and 3.8% for the six months ended June 30, 2019. At June 30, 2020, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $482.0 million, of which $337.3 million had been borrowed. The remaining borrowing capacity of $144.7 million was limited to $0.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.	GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2020	December 31, 2019
Goodwill	$1,181.3	$1,501.9

Franchise rights - indefinite-lived	$509.0	$566.5
Other intangibles	21.2	23.4
	530.2	589.9
Less: accumulated amortization	(8.2)	(8.3)
Other intangible assets, net	$522.0	$581.6

Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
During the first quarter of 2020, our stock price, along with the U.S. stock market in general, was adversely impacted by the market reaction to the novel coronavirus disease 2019 (“COVID-19”) pandemic. In light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Center reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2020. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our quantitative goodwill impairment test.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2020, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the six months ended June 30, 2020, were as follows:

	Domestic	Import	Premium Luxury	Collision Centers	Parts Centers	Consolidated
Goodwill at January 1, 2020 (1)	$227.3	$498.9	$714.9	$41.7	$19.1	$1,501.9
Acquisitions, dispositions, and other adjustments, net (2)	(0.1)	(2.0)	(0.3)	(0.1)	0.2	(2.3)
Impairment	—	—	(257.4)	(41.6)	(19.3)	(318.3)
Goodwill at June 30, 2020 (1)(3)	$227.2	$496.9	$457.2	$—	$—	$1,181.3

(1)
Net of accumulated impairment losses of $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit structure was comprised of a single reporting unit) and $140.0 million associated with our Domestic reporting unit, both of which were recorded during the year ended December 31, 2008.

(2)	Includes amounts reclassified to held for sale and related adjustments, which are presented in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheet as of period end.

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
During the first quarter of 2020, we concluded that, as a result of the impacts from the COVID-19 pandemic, a triggering event had occurred that indicated the fair values of our franchise rights may have been less than their carrying values as of March 31, 2020. We performed quantitative impairment tests as of March 31, 2020, and as a result, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.
We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2020, and no additional impairment charges resulted from these quantitative tests. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our quantitative franchise rights impairment test.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	June 30, 2020	December 31, 2019
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$—	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2039	Monthly	106.6	93.9
			2,106.6	1,943.9
Less: unamortized debt discounts and debt issuance costs			(16.2)	(9.8)
Less: current maturities			(307.3)	(355.6)
Long-term debt, net of current maturities			$1,783.1	$1,578.5

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
Senior Unsecured Notes and Credit Agreement
On May 21, 2020, we issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2030, which were sold at 99.479% of the aggregate principal amount. In February 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020. Our 3.35% Senior Notes due 2021 will mature on January 15, 2021, and were, therefore, reclassified to current maturities during the first quarter of 2020.
The interest rates payable on our outstanding senior unsecured notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2020, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.7 million at June 30, 2020, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at June 30, 2020. As of June 30, 2020, this borrowing capacity was limited under the applicable maximum consolidated leverage ratio contained in our credit agreement to $1.3 billion.
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
Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations. If the guarantees of our subsidiaries were to be issued under our existing registration statement, we expect that such guarantees would be full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries would be minor.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Long-Term Debt
At June 30, 2020, we had finance leases and other debt obligations of $106.6 million, which are due at various dates through 2039.
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
At June 30, 2020, we had no commercial paper notes outstanding. At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days.

8.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $69.5 million at June 30, 2020. Income taxes receivable included in Receivables, net totaled $1.5 million at December 31, 2019.
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
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Statements of Operations.

9.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Shares repurchased	—	0.3	2.5	1.3
Aggregate purchase price	$—	$11.2	$80.0	$44.7
Average purchase price per share	$—	$39.54	$31.95	$35.51

As of June 30, 2020, $139.0 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Shares issued (in actual number of shares)	—	90,248	55,000	101,475
Proceeds from the exercise of stock options	$—	$2.9	$1.0	$3.2
Average exercise price per share	$—	$31.76	$18.12	$31.11

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In actual number of shares)	2020	2019	2020	2019
Shares issued	7,340	71,171	502,021	304,301
Shares surrendered to AutoNation to satisfy tax withholding obligations	2,260	6,601	186,600	84,432

10.	CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$257.3	$42.0
Restricted cash included in Current Assets	0.1	0.5
Total cash, cash equivalents, and restricted cash	$257.4	$42.5

Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $8.7 million at June 30, 2020, and $26.2 million at June 30, 2019. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing arrangements of $0.8 million during the six months ended June 30, 2020, and $1.9 million during the six months ended June 30, 2019.

	Six Months Ended June 30,
	2020	2019
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$27.8	$12.1
Finance lease liabilities	$26.6	$25.9

Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $83.5 million during the six months ended June 30, 2020, and $130.6 million during the six months ended June 30, 2019. We made income tax payments, net of income tax refunds, of $3.2 million during the six months ended June 30, 2020, and $76.0 million during the six months ended June 30, 2019.

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

•
Investment in Security with a Readily Determinable Fair Value: Our minority equity investment in Vroom Inc. has a readily determinable fair value following Vroom’s initial public offering in the second quarter of 2020. As of June 30, 2020, the carrying amount of our Vroom equity investment was $290.5 million. The fair value of this equity investment is based on the quoted price in active markets for the identical asset (Level 1). The equity interest is reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2020, we recognized an unrealized gain of $214.7 million related to this investment, which is reported in Other Non-Operating Income in the Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.

•
Investments in Security without a Readily Determinable Fair Value: We elected to measure our minority equity investment in Waymo, which does not have a readily determinable fair value, using a measurement alternative as permitted by accounting standards, and we recorded the equity interest at its cost of $50.0 million. The equity interest is reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. We have considered all relevant transactions since the date of our investment through June 30, 2020, and we have not recorded any impairments or upward or downward adjustments to the carrying amounts of our investment as of June 30, 2020, as there have not been any indications of impairment or observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of such date.

•
Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	June 30, 2020	December 31, 2019
Carrying value	$2,090.4	$1,934.1
Fair value	$2,216.9	$2,001.8

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2020 and 2019:

	2020		2019
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$457.5	$(318.3)	$—	$—
Franchise rights and other	$26.2	$(59.9)	$8.9	$(9.6)
Right-of-use assets	$1.4	$(0.4)	$0.1	$(0.2)
Long-lived assets held and used	$1.8	$(5.8)	$—	$—
Long-lived assets held for sale in continuing operations	$—	$—	$21.3	$(1.1)

Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. In light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Center reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2020, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the first quarter of 2020, we concluded that, as a result of the impacts from the COVID-19 pandemic, a triggering event had occurred that indicated the fair values of our franchise rights may have been less than their carrying values as of March 31, 2020. Therefore, we performed quantitative franchise rights impairment tests as of March 31, 2020. The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable.
As a result of the quantitative impairment tests, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million during the three months ended March 31, 2020. We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2020, and no additional impairment charges resulted from these quantitative tests.
We elected to perform quantitative franchise rights impairment tests as of April 30, 2019, and recorded non-cash impairment charges of $9.6 million to reduce the carrying values of certain franchise rights to their estimated fair values.
The non-cash impairment charges recorded during the six months ended June 30, 2020 and 2019, are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
We also recorded non-cash impairment charges of $2.4 million to reduce the carrying value of certain finite-lived intangible assets to estimated fair value during the three months ended March 31, 2020, which are included in Other Income (Expense), Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
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
During the six months ended June 30, 2020, we recorded non-cash impairment charges of $5.8 million related to our long-lived assets held and used and $0.4 million related to our right-of-use assets. During the six months ended June 30, 2019, we recorded non-cash impairment charges of $1.1 million related to our long-lived assets held for sale in continuing operations and $0.2 million related to our right-of-use assets. The non-cash impairment charges are included in Other Income (Expense), Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $37.6 million as of June 30, 2020, and $40.6 million as of December 31, 2019, primarily related to property held for sale, as well as inventory, goodwill, and property of a disposal group held for sale. We had assets held for sale in discontinued operations of $8.0 million as of June 30, 2020, and $8.0 million as of December 31, 2019, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Range (Average)
Franchise rights	$24.6	Discounted cash flow	Weighted average cost of capital	8.5%
			Discount rate	11.1% - 14.3% (12.1%)
			Long-term revenue growth rate	2.0%
			Long-term pretax income margin	0.6% - 2.8% (1.4%)
			Contributory asset charges	4.2% - 12.1% (6.2%)

12.	COMMITMENTS AND CONTINGENCIES
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
As of June 30, 2020 and 2019, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $13 million at June 30, 2020. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2020. There can be no assurance that any performance by

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2020, surety bonds, letters of credit, and cash deposits totaled $102.9 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2020, approximately 63% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles sold during the six months ended June 30, 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $152.4 million at June 30, 2020, and $234.5 million at December 31, 2019. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2020, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

14.	SEGMENT INFORMATION
At June 30, 2020 and 2019, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,486.0	$1,325.3	$1,564.8	$1,707.3	$1,627.3	$1,820.9
Segment income (1)	$82.1	$88.3	$89.2	$65.9	$81.4	$95.3

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$2,969.5	$2,687.4	$3,181.6	$3,276.1	$3,123.4	$3,555.0
Segment income (1)	$136.2	$154.2	$169.4	$122.1	$154.0	$179.6

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total segment income for reportable segments	$259.6	$242.6	$459.8	$455.7
Corporate and other	(74.5)	(76.5)	(519.5)	(137.8)
Other interest expense	(23.2)	(27.7)	(46.7)	(55.5)
Interest income	0.1	0.1	0.2	0.3
Other income (loss), net	214.5	(0.3)	211.5	1.6
Income from continuing operations before income taxes	$376.5	$138.2	$105.3	$264.3

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2020, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the six months ended June 30, 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of June 30, 2020, we also owned and operated 79 AutoNation-branded collision centers, 5 AutoNation USA stores, 4 automotive auction operations, and 16 parts distribution centers.
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
At June 30, 2020, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2020, new vehicle sales accounted for approximately 49% of our total revenue and approximately 13% of our total gross profit. Used vehicle sales accounted for approximately 28% of our total revenue and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 22% of our total revenue for the six months ended June 30, 2020, contributed approximately 74% of our total gross profit for the same period.

Impact of the COVID-19 Pandemic on Our Business
In the second quarter of 2020, U.S. industry retail new vehicle unit sales decreased 23% as compared to the second quarter of 2019. On March 11, 2020, the World Health Organization declared the current novel coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic. The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our operations in the near-term. During April 2020, states from which we derive nearly all of our total revenue were under extensive “shelter in place” or “stay at home” orders from federal, state, and local governments. These orders, some of which were still in place in May 2020 in certain states, significantly restricted our business operations. As a result, in April 2020, we had significant declines in new and used vehicle unit sales, and our parts and service business was operating below full capacity. New vehicle unit volume and parts and service volume improved in May and June 2020, but overall continued to run below prior year levels through June 30, 2020. New vehicle unit volume was adversely impacted by reduced availability of inventory due to inventory shortages from manufacturer plant closures. We expect that new vehicle inventory shortages will continue into the third quarter of 2020. Used vehicle unit volume increased in May and June 2020 compared to the same periods in the prior year as market demand for used vehicles increased due in part to increased affordability compared to new vehicles and decreased availability of new vehicles due to lower inventory levels. While vehicle unit volume and parts and service volume improved over the course of the second quarter of 2020, the recent resurgence of COVID-19 cases in the United States, and particularly in states where we have a significant presence, could lead to additional governmental orders that could adversely impact our business.

We have taken various proactive actions in an attempt to mitigate the financial impact of the COVID-19 pandemic. Effective in April 2020, we placed approximately 7,000 employees on unpaid leave, implemented temporary base pay reductions for our executive officers and associates, and froze corporate new hiring. We also took actions to reduce our advertising expenses by approximately 40% for the second quarter of 2020, significantly reduced our discretionary spending, and postponed over $40 million of capital expenditures through the second quarter of 2020. Throughout the remainder of the year, we plan to continue to stay focused on cost control and remain prudent with our capital expenditures. As the sales environment improved in the latter part of the second quarter of 2020, we were able to bring back more than half of the associates that we had placed on unpaid leave in early April 2020, and we eliminated the temporary base pay reductions, including for our executive officers, effective as of May 1, 2020. We adjusted our sales model to focus on digital and store efficiencies, and in June 2020, we restructured our workforce, mostly in our field operations. In connection with this restructuring, we recognized $0.5 million of severance and other related expenses during the second quarter of 2020, which are reflected as a component of our SG&A expenses. A significant portion of our corporate staff are currently under partial remote work arrangements, which have not affected our ability to maintain support operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. We plan to reduce these remote work arrangements when appropriate and in accordance with governmental guidelines.
In light of the uncertainty surrounding the COVID-19 pandemic and the impact that it had on our stock price at March 31, 2020, and results of operations during the first quarter of 2020, we performed quantitative goodwill and franchise rights impairment tests as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill and franchise rights impairment charges totaling $375.8 million. We performed our annual goodwill and franchise rights impairment tests as of April 30, 2020, and no additional impairment charges resulted from these tests. See “Critical Accounting Estimates” below for more information.
Our primary liquidity sources are cash and cash equivalents, funds generated through operations, and amounts available under our revolving credit facility, commercial paper program, and secured used vehicle floorplan facilities. We have senior unsecured notes totaling $2.0 billion, with $300.0 million of such notes maturing in January 2021, and the remainder maturing between 2024 and 2030. As of June 30, 2020, our available liquidity totaled approximately $1.6 billion, primarily comprised of borrowing capacity under our revolving credit facility of $1.3 billion (as limited under the applicable maximum consolidated leverage ratio contained in our credit agreement) and cash of $257.3 million. See “Liquidity and Capital Resources - Available Liquidity Resources” below for more information.
While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, due to a recent resurgence in COVID-19 cases in certain states, the pandemic may have a significant adverse effect on our future reported results, and depending on the magnitude and duration of the pandemic, such impact may be material.
Results of Operations
During the three months ended June 30, 2020, we had net income from continuing operations of $279.9 million and diluted earnings per share of $3.18, as compared to net income from continuing operations of $101.0 million and diluted earnings per share of $1.12 during the same period in 2019.
Our total gross profit decreased 11% during the second quarter of 2020 compared to the second quarter of 2019, driven primarily by a decrease in parts and service gross profit of 24%, partially offset by an increase in used vehicle gross profit of 21%, each as compared to the prior year. Parts and service volume was significantly adversely impacted due to the impact of the COVID-19 pandemic discussed above. Used vehicle unit volume decreased 5% compared to the prior year, which was offset by an increase of 24% in used vehicle gross profit per vehicle retailed (“PVR”). Additionally, SG&A expenses decreased 14% in the second quarter of 2020, as compared to the same period in 2019, primarily due to compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impacts of the COVID-19 pandemic. See “Impact of the COVID-19 Pandemic on Our Business” above. Decreases in SG&A expenses were partially offset by an increase in performance-based compensation expense, due to changes in expectations of pay-out levels, and severance expenses we recognized in the second quarter of 2020 in connection with the separation of an executive.
Net income from continuing operations during the three months ended June 30, 2020, benefited from an unrealized after-tax gain related to a minority interest equity investment of $160.5 million due to a change in the fair value of the underlying security following its initial public offering, and an after-tax gain related to a legal settlement of $2.4 million. Net income from continuing operations during the three months ended June 30, 2019, was adversely impacted by after-tax non-cash franchise rights impairment charges of $7.3 million, partially offset by net after-tax gains of $3.2 million related to store/property divestitures.

Chief Executive Officer Transition
On July 14, 2020, we announced that we entered into a contract with Michael J. Jackson as Chairman and Chief Executive Officer, and that, by mutual agreement with the Company, Cheryl Miller, our former Chief Executive Officer and President, has resigned from the Company and stepped down from the Board as of July 14, 2020.
Strategic Initiatives
We continue to build upon our comprehensive, customer-focused brand extension strategy, which includes AutoNation USA stand-alone used vehicle sales and service centers, AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), AutoNation-branded parts and accessories, AutoNation-branded collision centers, AutoNation-branded automotive auctions, and our parts distribution network. We recently announced that we plan to expand our AutoNation USA stand-alone used vehicle sales and service centers by building at least 20 additional stores over the next three years. We anticipate that our investments in this expansion may exceed $200 million in the aggregate. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. For additional information regarding our AutoNation USA stand-alone used vehicle sales and service centers, collision centers, auction operations, and parts distribution centers, see “Segment Results - Corporate and Other” below.
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
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at June 30, 2020, or at December 31, 2019. We continue to actively manage inventory levels in response to impacts from the COVID-19 pandemic.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $1.9 million at June 30, 2020, and $3.2 million at December 31, 2019.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $14.7 million at June 30, 2020, and $11.1 million at December 31, 2019.

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
As a result of the quantitative goodwill impairment tests, the fair values of our Domestic and Import reporting units substantially exceeded their carrying values, goodwill associated with our Premium Luxury reporting unit was partially impaired, and goodwill associated with our Collision Center and Parts Center reporting units was fully impaired. Therefore, the most significant impact of a change in the assumptions used in determining our goodwill impairment as of March 31, 2020, was related to our Premium Luxury reporting unit. As noted above, the goodwill impairment testing process requires the estimated aggregate fair values of our reporting units to be reconciled with our market capitalization, including consideration of a control premium, based upon our stock price and/or average stock price over a reasonable period as of the measurement date. The COVID-19 pandemic had a significant adverse impact on the U.S. stock market during the first quarter of 2020, and our closing stock price declined significantly as of March 31, 2020. As a result, as of March 31, 2020, our market capitalization and, therefore, the estimated fair values of our reporting units, significantly decreased. As a measure of sensitivity, a 50 basis point increase in the discount rate, would have resulted in an increase to the goodwill impairment charge of approximately $100 million. This result and discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used in determining our goodwill impairment given the number of assumptions used in determining the impairment and the degree of sensitivity to changes in such assumptions in the determination of the fair value of the Company and its assets and liabilities. We would have been in compliance with the financial covenants in our debt agreements even if we had impaired all of the goodwill associated with all of our reporting units as such charges do not factor into the calculations for those covenants.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2020, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
As of June 30, 2020, we have $227.2 million of goodwill related to the Domestic reporting unit, $496.9 million related to the Import reporting unit, and $457.2 million related to the Premium Luxury reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the first quarter of 2020, we concluded that, as a result of the impacts from the COVID-19 pandemic, a triggering event had occurred that indicated the fair values of our franchise rights may have been less than their carrying values as of March 31, 2020. We performed quantitative impairment tests as of March 31, 2020, and as a result, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations.
We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2020, and no additional impairment charges resulted from these quantitative tests. We identified seven stores that, while they each had franchise rights fair value in excess of or equal to carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. As of June 30, 2020, we had 56 stores with franchise rights totaling $509.0 million.
The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2020, the resulting incremental charge would have been less than $1 million. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,261.3	$2,769.6	$(508.3)	(18.4)	$4,543.2	$5,266.3	$(723.1)	(13.7)
Retail used vehicle	1,262.5	1,307.2	(44.7)	(3.4)	2,424.5	2,569.0	(144.5)	(5.6)
Wholesale	62.0	72.2	(10.2)	(14.1)	148.7	150.0	(1.3)	(0.9)
Used vehicle	1,324.5	1,379.4	(54.9)	(4.0)	2,573.2	2,719.0	(145.8)	(5.4)
Finance and insurance, net	246.4	255.2	(8.8)	(3.4)	482.2	491.7	(9.5)	(1.9)
Total variable operations(1)	3,832.2	4,404.2	(572.0)	(13.0)	7,598.6	8,477.0	(878.4)	(10.4)
Parts and service	689.9	901.5	(211.6)	(23.5)	1,566.2	1,778.2	(212.0)	(11.9)
Other	10.9	38.1	(27.2)		35.2	70.4	(35.2)
Total revenue	$4,533.0	$5,343.8	$(810.8)	(15.2)	$9,200.0	$10,325.6	$(1,125.6)	(10.9)
Gross profit:
New vehicle	$119.6	$125.5	$(5.9)	(4.7)	$216.0	$247.4	$(31.4)	(12.7)
Retail used vehicle	105.8	90.5	15.3	16.9	189.3	174.8	14.5	8.3
Wholesale	11.2	6.3	4.9		18.7	12.5	6.2
Used vehicle	117.0	96.8	20.2	20.9	208.0	187.3	20.7	11.1
Finance and insurance	246.4	255.2	(8.8)	(3.4)	482.2	491.7	(9.5)	(1.9)
Total variable operations(1)	483.0	477.5	5.5	1.2	906.2	926.4	(20.2)	(2.2)
Parts and service	311.4	411.9	(100.5)	(24.4)	700.2	810.8	(110.6)	(13.6)
Other	0.6	1.4	(0.8)		1.8	2.8	(1.0)
Total gross profit	795.0	890.8	(95.8)	(10.8)	1,608.2	1,740.0	(131.8)	(7.6)
Selling, general, and administrative expenses	547.9	637.0	89.1	14.0	1,148.6	1,260.0	111.4	8.8
Depreciation and amortization	49.1	44.4	(4.7)		97.2	88.5	(8.7)
Goodwill impairment	—	—	—		318.3	—	(318.3)
Franchise rights impairment	—	9.6	9.6		57.5	9.6	(47.9)
Other (income) expense, net	(3.4)	(3.7)	(0.3)		4.5	(12.4)	(16.9)
Operating income (loss)	201.4	203.5	(2.1)	(1.0)	(17.9)	394.3	(412.2)	NM
Non-operating income (expense) items:
Floorplan interest expense	(16.3)	(37.4)	21.1		(41.8)	(76.4)	34.6
Other interest expense	(23.2)	(27.7)	4.5		(46.7)	(55.5)	8.8
Interest income	0.1	0.1	—		0.2	0.3	(0.1)
Other income (loss), net	214.5	(0.3)	214.8		211.5	1.6	209.9
Income from continuing operations before income taxes	$376.5	$138.2	$238.3	NM	$105.3	$264.3	$(159.0)	NM
Retail vehicle unit sales:
New vehicle	54,513	70,516	(16,003)	(22.7)	111,252	134,029	(22,777)	(17.0)
Used vehicle	58,920	62,339	(3,419)	(5.5)	115,069	123,510	(8,441)	(6.8)
	113,433	132,855	(19,422)	(14.6)	226,321	257,539	(31,218)	(12.1)
Revenue per vehicle retailed:
New vehicle	$41,482	$39,276	$2,206	5.6	$40,837	$39,292	$1,545	3.9
Used vehicle	$21,427	$20,969	$458	2.2	$21,070	$20,800	$270	1.3
Gross profit per vehicle retailed:
New vehicle	$2,194	$1,780	$414	23.3	$1,942	$1,846	$96	5.2
Used vehicle	$1,796	$1,452	$344	23.7	$1,645	$1,415	$230	16.3
Finance and insurance	$2,172	$1,921	$251	13.1	$2,131	$1,909	$222	11.6
Total variable operations(2)	$4,159	$3,547	$612	17.3	$3,921	$3,549	$372	10.5

NM = Not Meaningful
(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020 (%)	2019 (%)	2020 (%)	2019 (%)
Revenue mix percentages:
New vehicle	49.9	51.8	49.4	51.0
Used vehicle	29.2	25.8	28.0	26.3
Parts and service	15.2	16.9	17.0	17.2
Finance and insurance, net	5.4	4.8	5.2	4.8
Other	0.3	0.7	0.4	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	15.0	14.1	13.4	14.2
Used vehicle	14.7	10.9	12.9	10.8
Parts and service	39.2	46.2	43.5	46.6
Finance and insurance	31.0	28.6	30.0	28.3
Other	0.1	0.2	0.2	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.3	4.5	4.8	4.7
Used vehicle - retail	8.4	6.9	7.8	6.8
Parts and service	45.1	45.7	44.7	45.6
Total	17.5	16.7	17.5	16.9
Selling, general, and administrative expenses	12.1	11.9	12.5	12.2
Operating income (loss)	4.4	3.8	NM	3.8
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	68.9	71.5	71.4	72.4
Operating income (loss)	25.3	22.8	NM	22.7
NM = Not Meaningful

	June 30,
	2020	2019
Inventory days supply:
New vehicle (industry standard of selling days)	49 days	75 days
Used vehicle (trailing calendar month days)	31 days	35 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2019 columns may differ from the same store amounts presented for 2019 in the prior year. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,261.3	$2,728.7	$(467.4)	(17.1)	$4,538.9	$5,183.5	$(644.6)	(12.4)
Retail used vehicle	1,262.4	1,285.2	(22.8)	(1.8)	2,421.6	2,523.5	(101.9)	(4.0)
Wholesale	62.0	71.3	(9.3)	(13.0)	148.5	147.8	0.7	0.5
Used vehicle	1,324.4	1,356.5	(32.1)	(2.4)	2,570.1	2,671.3	(101.2)	(3.8)
Finance and insurance, net	246.4	251.6	(5.2)	(2.1)	481.9	484.6	(2.7)	(0.6)
Total variable operations(1)	3,832.1	4,336.8	(504.7)	(11.6)	7,590.9	8,339.4	(748.5)	(9.0)
Parts and service	689.5	883.2	(193.7)	(21.9)	1,561.1	1,740.0	(178.9)	(10.3)
Other	11.0	38.1	(27.1)		35.1	70.2	(35.1)
Total revenue	$4,532.6	$5,258.1	$(725.5)	(13.8)	$9,187.1	$10,149.6	$(962.5)	(9.5)
Gross profit:
New vehicle	$119.6	$124.9	$(5.3)	(4.2)	$215.6	$245.9	$(30.3)	(12.3)
Retail used vehicle	106.1	89.3	16.8	18.8	189.5	172.6	16.9	9.8
Wholesale	11.1	6.3	4.8		18.7	12.7	6.0
Used vehicle	117.2	95.6	21.6	22.6	208.2	185.3	22.9	12.4
Finance and insurance	246.4	251.6	(5.2)	(2.1)	481.9	484.6	(2.7)	(0.6)
Total variable operations(1)	483.2	472.1	11.1	2.4	905.7	915.8	(10.1)	(1.1)
Parts and service	311.2	404.2	(93.0)	(23.0)	698.7	794.5	(95.8)	(12.1)
Other	0.8	1.6	(0.8)		1.8	3.0	(1.2)
Total gross profit	$795.2	$877.9	$(82.7)	(9.4)	$1,606.2	$1,713.3	$(107.1)	(6.3)
Retail vehicle unit sales:
New vehicle	54,512	69,213	(14,701)	(21.2)	111,193	131,365	(20,172)	(15.4)
Used vehicle	58,910	61,024	(2,114)	(3.5)	114,935	120,698	(5,763)	(4.8)
	113,422	130,237	(16,815)	(12.9)	226,128	252,063	(25,935)	(10.3)
Revenue per vehicle retailed:
New vehicle	$41,483	$39,425	$2,058	5.2	$40,820	$39,459	$1,361	3.4
Used vehicle	$21,429	$21,061	$368	1.7	$21,069	$20,908	$161	0.8
Gross profit per vehicle retailed:
New vehicle	$2,194	$1,805	$389	21.6	$1,939	$1,872	$67	3.6
Used vehicle	$1,801	$1,463	$338	23.1	$1,649	$1,430	$219	15.3
Finance and insurance	$2,172	$1,932	$240	12.4	$2,131	$1,923	$208	10.8
Total variable operations(2)	$4,162	$3,577	$585	16.4	$3,923	$3,583	$340	9.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020 (%)	2019 (%)	2020 (%)	2019 (%)
Revenue mix percentages:
New vehicle	49.9	51.9	49.4	51.1
Used vehicle	29.2	25.8	28.0	26.3
Parts and service	15.2	16.8	17.0	17.1
Finance and insurance, net	5.4	4.8	5.2	4.8
Other	0.3	0.7	0.4	0.7
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	15.0	14.2	13.4	14.4
Used vehicle	14.7	10.9	13.0	10.8
Parts and service	39.1	46.0	43.5	46.4
Finance and insurance	31.0	28.7	30.0	28.3
Other	0.2	0.2	0.1	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.3	4.6	4.8	4.7
Used vehicle - retail	8.4	6.9	7.8	6.8
Parts and service	45.1	45.8	44.8	45.7
Total	17.5	16.7	17.5	16.9

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,261.3	$2,769.6	$(508.3)	(18.4)	$4,543.2	$5,266.3	$(723.1)	(13.7)
Gross profit	$119.6	$125.5	$(5.9)	(4.7)	$216.0	$247.4	$(31.4)	(12.7)
Retail vehicle unit sales	54,513	70,516	(16,003)	(22.7)	111,252	134,029	(22,777)	(17.0)
Revenue per vehicle retailed	$41,482	$39,276	$2,206	5.6	$40,837	$39,292	$1,545	3.9
Gross profit per vehicle retailed	$2,194	$1,780	$414	23.3	$1,942	$1,846	$96	5.2
Gross profit as a percentage of revenue	5.3%	4.5%			4.8%	4.7%
Inventory days supply (industry standard of selling days)	49 days	75 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,261.3	$2,728.7	$(467.4)	(17.1)	$4,538.9	$5,183.5	$(644.6)	(12.4)
Gross profit	$119.6	$124.9	$(5.3)	(4.2)	$215.6	$245.9	$(30.3)	(12.3)
Retail vehicle unit sales	54,512	69,213	(14,701)	(21.2)	111,193	131,365	(20,172)	(15.4)
Revenue per vehicle retailed	$41,483	$39,425	$2,058	5.2	$40,820	$39,459	$1,361	3.4
Gross profit per vehicle retailed	$2,194	$1,805	$389	21.6	$1,939	$1,872	$67	3.6
Gross profit as a percentage of revenue	5.3%	4.6%			4.8%	4.7%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $4.3 million in new vehicle revenue and $0.4 million in new vehicle gross profit for the six months ended June 30, 2020, is related primarily to the opening of a new add-point in January 2020. The difference between reported amounts and same store amounts in the above tables of $40.9 million and $82.8 million in new vehicle revenue and $0.6 million and $1.5 million in new vehicle gross profit for the three and six months ended June 30, 2019, respectively, is related to divestiture activity.
Second Quarter 2020 compared to Second Quarter 2019
Same store new vehicle revenue decreased during the three months ended June 30, 2020, as compared to the same period in 2019, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was due to significant declines in new vehicle unit sales during the quarter, particularly in April 2020, as a result of the COVID-19 pandemic. Same store unit volume was also adversely impacted by a shift in mix to used vehicles. Our used-to-new vehicle unit sales ratio increased to 108.1% for the three months ended June 30, 2020, as compared to 88.2% for the prior year period. New vehicle unit volumes improved over the course of the second quarter of 2020, but overall continued to run below prior year levels through June 30, 2020.
Same store revenue PVR increased during the three months ended June 30, 2020, as compared to the same period in 2019, due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Same store revenue PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices, as well as an increase in the manufacturers’ suggested retail prices for Premium Luxury vehicles.
Same store gross profit PVR increased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to increases in gross profit PVR for Domestic and Import vehicles as a result of the tighter supply in new vehicle inventory and increased manufacturer support in the form of incentives as a result of the COVID-19 pandemic. Same store gross profit PVR also benefited from a shift in mix away from Import vehicles, which have a relatively lower average gross profit PVR.

First Six Months 2020 compared to First Six Months 2019
Same store new vehicle revenue decreased during the six months ended June 30, 2020, as compared to the same period in 2019, due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was due to significant declines in new vehicle unit sales, particularly during the last two weeks of March 2020 through April 2020, as a result of the COVID-19 pandemic. Same store unit volume was also adversely impacted by a shift in mix to used vehicles. Our used-to-new vehicle unit sales ratio increased to 103.4% for the six months ended June 30, 2020, as compared to 91.9% for the prior year period.
Same store revenue PVR increased during the six months ended June 30, 2020, as compared to the same period in 2019, due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Same store revenue PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices, as well as an increase in the manufacturers’ suggested retail prices for Premium Luxury and Domestic vehicles.
Same store gross profit PVR increased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to increases in gross profit PVR for Import and Domestic vehicles as a result of the tighter supply in new vehicle inventory and increased manufacturer support in the form of incentives as a result of the COVID-19 pandemic.
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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2020	2019	Variance	2020	2019	Variance
Floorplan assistance	$23.7	$27.6	$(3.9)	$48.3	$52.8	$(4.5)
New vehicle floorplan interest expense	(14.1)	(35.0)	20.9	(37.2)	(71.4)	34.2
Net new vehicle inventory carrying benefit (cost)	$9.6	$(7.4)	$17.0	$11.1	$(18.6)	$29.7
Second Quarter 2020 compared to Second Quarter 2019
We had a net new vehicle inventory carrying benefit for the three months ended June 30, 2020, and a net new vehicle inventory carrying cost for the three months ended June 30, 2019. Floorplan interest expense decreased due to lower average interest rates and lower average floorplan balances. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. The Federal Reserve cut interest rates three times over the third and fourth quarters of 2019, and in response to the COVID-19 pandemic, the Federal Reserve cut interest rates to near 0% in March 2020. Floorplan assistance decreased due to lower new vehicle unit sales, partially offset by an increase in the average floorplan assistance rate per unit.
First Six Months 2020 compared to First Six Months 2019
We had a net new vehicle inventory carrying benefit for the six months ended June 30, 2020, and a net new vehicle inventory carrying cost for the six months ended June 30, 2019. Floorplan interest expense decreased due to lower average interest rates and lower average floorplan balances. Floorplan assistance decreased due to lower new vehicle unit sales, partially offset by an increase in the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,262.5	$1,307.2	$(44.7)	(3.4)	$2,424.5	$2,569.0	$(144.5)	(5.6)
Wholesale revenue	62.0	72.2	(10.2)	(14.1)	148.7	150.0	(1.3)	(0.9)
Total revenue	$1,324.5	$1,379.4	$(54.9)	(4.0)	$2,573.2	$2,719.0	$(145.8)	(5.4)
Retail gross profit	$105.8	$90.5	$15.3	16.9	$189.3	$174.8	$14.5	8.3
Wholesale gross profit	11.2	6.3	4.9		18.7	12.5	6.2
Total gross profit	$117.0	$96.8	$20.2	20.9	$208.0	$187.3	$20.7	11.1
Retail vehicle unit sales	58,920	62,339	(3,419)	(5.5)	115,069	123,510	(8,441)	(6.8)
Revenue per vehicle retailed	$21,427	$20,969	$458	2.2	$21,070	$20,800	$270	1.3
Gross profit per vehicle retailed	$1,796	$1,452	$344	23.7	$1,645	$1,415	$230	16.3
Gross profit as a percentage of revenue	8.4%	6.9%			7.8%	6.8%
Inventory days supply (trailing calendar month days)	31 days	35 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,262.4	$1,285.2	$(22.8)	(1.8)	$2,421.6	$2,523.5	$(101.9)	(4.0)
Wholesale revenue	62.0	71.3	(9.3)	(13.0)	148.5	147.8	0.7	0.5
Total revenue	$1,324.4	$1,356.5	$(32.1)	(2.4)	$2,570.1	$2,671.3	$(101.2)	(3.8)
Retail gross profit	$106.1	$89.3	$16.8	18.8	$189.5	$172.6	$16.9	9.8
Wholesale gross profit	11.1	6.3	4.8		18.7	12.7	6.0
Total gross profit	$117.2	$95.6	$21.6	22.6	$208.2	$185.3	$22.9	12.4
Retail vehicle unit sales	58,910	61,024	(2,114)	(3.5)	114,935	120,698	(5,763)	(4.8)
Revenue per vehicle retailed	$21,429	$21,061	$368	1.7	$21,069	$20,908	$161	0.8
Gross profit per vehicle retailed	$1,801	$1,463	$338	23.1	$1,649	$1,430	$219	15.3
Gross profit as a percentage of revenue	8.4%	6.9%			7.8%	6.8%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $0.1 million and $22.9 million in total used vehicle revenue and $0.2 million and $1.2 million in total used vehicle gross profit for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $47.7 million in total used vehicle revenue and $0.2 million and $2.0 million in total used vehicle gross profit for the six months ended June 30, 2020 and 2019, respectively, is related to divestiture activity and the opening of a new add-point.
Second Quarter 2020 compared to Second Quarter 2019
Same store retail used vehicle revenue decreased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in same store unit volume, partially offset by an increase in revenue PVR. The decrease in same store unit volume was due to significant declines in used retail vehicle unit sales during April 2020 as a result of the COVID-19 pandemic. These declines were partially offset by an increase in used vehicle unit sales in May and June 2020. Relative market demand for used vehicles increased as compared to new vehicles, due in part to increased affordability compared to new vehicles, decreased availability of new vehicles due to lower inventory levels, and shifting dynamics in the used vehicle market. With the continued elevated levels in off-lease supply of late-model used vehicles, the average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles. Our used-to-new vehicle unit sales ratio increased to 108.1% for the three months ended June 30, 2020, as compared to 88.2% for the prior year period.
Same store revenue PVR increased during the three months ended June 30, 2020, as compared to the same period in 2019, due in part to reduced availability of inventory and a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Same store revenue PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR increased during the three months ended June 30, 2020, as compared to the same period in 2019, due to increases in gross profit PVR for vehicles in all three reportable segments as a result of increased demand for used vehicles and the tighter supply in used vehicle inventory due to the COVID-19 pandemic.
First Six Months 2020 compared to First Six Months 2019
Same store retail used vehicle revenue decreased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in same store unit volume. The decrease in same store unit volume was due to significant declines in used retail vehicle unit sales during the last two weeks of March 2020 through April 2020 as a result of the COVID-19 pandemic. These declines were partially offset by an increase in relative market demand for used vehicles as compared to new vehicles, due in part to increased affordability compared to new vehicles, decreased availability of new vehicles due to lower inventory levels, and shifting dynamics in the used vehicle market. With the continued elevated levels in off-lease supply of late-model used vehicles, the average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles. Our used-to-new vehicle unit sales ratio increased to 103.4% for the six months ended June 30, 2020, as compared to 91.9% for the prior year period.
Same store revenue PVR increased slightly during the six months ended June 30, 2020, as compared to the same period in 2019, due in part to reduced availability of inventory and a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Same store revenue PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit PVR increased during the six months ended June 30, 2020, as compared to the same period in 2019, due to increases in gross profit PVR for vehicles in all three reportable segments as a result of increased demand for used vehicles and the tighter supply in used vehicle inventory due to the COVID-19 pandemic.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$689.9	$901.5	$(211.6)	(23.5)	$1,566.2	$1,778.2	$(212.0)	(11.9)
Gross Profit	$311.4	$411.9	$(100.5)	(24.4)	$700.2	$810.8	$(110.6)	(13.6)
Gross profit as a percentage of revenue	45.1%	45.7%			44.7%	45.6%
Same Store:
Revenue	$689.5	$883.2	$(193.7)	(21.9)	$1,561.1	$1,740.0	$(178.9)	(10.3)
Gross Profit	$311.2	$404.2	$(93.0)	(23.0)	$698.7	$794.5	$(95.8)	(12.1)
Gross profit as a percentage of revenue	45.1%	45.8%			44.8%	45.7%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $0.4 million and $18.3 million in parts and service revenue and $0.2 million and $7.7 million in parts and service gross profit for the three months ended June 30, 2020 and 2019, respectively, and $5.1 million and $38.2 million in parts and service revenue and $1.5 million and $16.3 million in parts and service gross profit for the six months ended June 30, 2020 and 2019, respectively, is related to acquisition and divestiture activity, as well as the opening of a new add-point.
Second Quarter 2020 compared to Second Quarter 2019
During the three months ended June 30, 2020, same store parts and service gross profit decreased compared to the same period in 2019, primarily due to decreases in gross profit associated with customer-pay service of $39.3 million, the preparation of vehicles for sale of $16.2 million, warranty of $13.6 million, and collision business of $10.9 million.
Customer-pay service gross profit, warranty gross profit, and collision business gross profit were adversely impacted by a decrease in volume as a result of the COVID-19 pandemic. Although we saw improvement over the course of the second quarter of 2020, overall volume continued to run below prior year levels through June 30, 2020. The decrease in warranty volume was partially offset by higher value repair orders and improved margin performance largely due to improved parts and labor rates negotiated with certain manufacturers. Gross profit associated with the preparation of vehicles for sale was adversely impacted by the decrease in new and used vehicle unit volume, partially offset by higher value internal repair orders.
First Six Months 2020 compared to First Six Months 2019
During the six months ended June 30, 2020, same store parts and service gross profit decreased as compared to the same period in 2019, primarily due to decreases in gross profit associated with customer-pay service of $42.4 million, warranty of $16.1 million, the preparation of vehicles for sale of $12.8 million, and collision business of $9.2 million.
Customer-pay service gross profit, warranty gross profit, and collision business gross profit were adversely impacted by a decrease in volume as a result of the COVID-19 pandemic, partially offset by higher value repair orders. Warranty gross profit also benefited from improved margin performance largely due to improved parts and labor rates negotiated with certain manufacturers. Gross profit associated with the preparation of vehicles for sale was adversely impacted by the decrease in new and used vehicle unit volume, partially offset by higher value internal repair orders.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$246.4	$255.2	$(8.8)	(3.4)	$482.2	$491.7	$(9.5)	(1.9)
Gross profit per vehicle retailed	$2,172	$1,921	$251	13.1	$2,131	$1,909	$222	11.6
Same Store:
Revenue and gross profit	$246.4	$251.6	$(5.2)	(2.1)	$481.9	$484.6	$(2.7)	(0.6)
Gross profit per vehicle retailed	$2,172	$1,932	$240	12.4	$2,131	$1,923	$208	10.8
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $0.3 million for the six months ended June 30, 2020, is related to the opening of a new add-point in January 2020. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $3.6 million and $7.1 million for the three and six months ended June 30, 2019, respectively, is related to is related to divestiture activity.
Second Quarter 2020 compared to Second Quarter 2019
Same store finance and insurance revenue and gross profit decreased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to the decrease in vehicle unit volume, partially offset by an increase in finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to an increase in product and finance penetration and higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.
First Six Months 2020 compared to First Six Months 2019
Same store finance and insurance revenue and gross profit decreased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to the decrease in vehicle unit volume, partially offset by an increase in finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to an increase in product and finance penetration and higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income (loss), respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,486.0	$1,707.3	$(221.3)	(13.0)	$2,969.5	$3,276.1	$(306.6)	(9.4)
Import	1,325.3	1,627.3	(302.0)	(18.6)	2,687.4	3,123.4	(436.0)	(14.0)
Premium Luxury	1,564.8	1,820.9	(256.1)	(14.1)	3,181.6	3,555.0	(373.4)	(10.5)
Total	4,376.1	5,155.5	(779.4)	(15.1)	8,838.5	9,954.5	(1,116.0)	(11.2)
Corporate and other	156.9	188.3	(31.4)	(16.7)	361.5	371.1	(9.6)	(2.6)
Total consolidated revenue	$4,533.0	$5,343.8	$(810.8)	(15.2)	$9,200.0	$10,325.6	$(1,125.6)	(10.9)
Segment income(1):
Domestic	$82.1	$65.9	$16.2	24.6	$136.2	$122.1	$14.1	11.5
Import	88.3	81.4	6.9	8.5	154.2	154.0	0.2	0.1
Premium Luxury	89.2	95.3	(6.1)	(6.4)	169.4	179.6	(10.2)	(5.7)
Total	259.6	242.6	17.0	7.0	459.8	455.7	4.1	0.9
Corporate and other	(74.5)	(76.5)	2.0		(519.5)	(137.8)	(381.7)
Floorplan interest expense	16.3	37.4	21.1		41.8	76.4	34.6
Operating income (loss)	$201.4	$203.5	$(2.1)		$(17.9)	$394.3	$(412.2)	(104.5)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	18,048	22,685	(4,637)	(20.4)	36,375	42,890	(6,515)	(15.2)
Import	23,605	31,957	(8,352)	(26.1)	48,892	60,713	(11,821)	(19.5)
Premium Luxury	12,860	15,874	(3,014)	(19.0)	25,985	30,426	(4,441)	(14.6)
	54,513	70,516	(16,003)	(22.7)	111,252	134,029	(22,777)	(17.0)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,486.0	$1,707.3	$(221.3)	(13.0)	$2,969.5	$3,276.1	$(306.6)	(9.4)
Segment income	$82.1	$65.9	$16.2	24.6	$136.2	$122.1	$14.1	11.5
Retail new vehicle unit sales	18,048	22,685	(4,637)	(20.4)	36,375	42,890	(6,515)	(15.2)
Second Quarter 2020 compared to Second Quarter 2019
Domestic revenue decreased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by an increase in new and used vehicle revenue PVRs due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income increased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in SG&A expenses, resulting from compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impact of the COVID-19 pandemic, and a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances. Domestic segment income also benefited from increases in new and used vehicle gross profit PVRs. Increases in Domestic segment income were partially offset by decreases in parts and service volume and vehicle unit volume as a result of the COVID-19 pandemic.
First Six Months 2020 compared to First Six Months 2019
Domestic revenue decreased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by an increase in new and used vehicle revenue PVRs due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. New vehicle average selling prices also increased as a result of increases in the manufacturers’ suggested retail prices.
Domestic segment income increased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in SG&A expenses, resulting from compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impact of the COVID-19 pandemic, and a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances. Domestic segment income also benefited from increases in new and used vehicle gross profit PVRs. Increases to Domestic segment income were partially offset by a decrease in parts and service volume and vehicle unit volume as a result of the COVID-19 pandemic.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,325.3	$1,627.3	$(302.0)	(18.6)	$2,687.4	$3,123.4	$(436.0)	(14.0)
Segment income	$88.3	$81.4	$6.9	8.5	$154.2	$154.0	$0.2	0.1
Retail new vehicle unit sales	23,605	31,957	(8,352)	(26.1)	48,892	60,713	(11,821)	(19.5)
Second Quarter 2020 compared to Second Quarter 2019
Import revenue decreased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by an increase in new and used vehicle revenue PVRs due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.
Import segment income increased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in SG&A expenses, resulting from compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impact of the COVID-19 pandemic, and a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances. Import segment income also benefited from increases in new and used vehicle gross profit PVRs. Increases in Import segment income were partially offset by decreases in parts and service volume and vehicle unit volume as a result of the COVID-19 pandemic.
First Six Months 2020 compared to First Six Months 2019
Import revenue decreased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by an increase in new and used vehicle revenue PVRs due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference.
Import segment income was relatively flat during the six months ended June 30, 2020, as compared to the same period in 2019. SG&A expenses decreased due to compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impact of the COVID-19 pandemic, and floorplan interest expenses decreased due to lower average interest rates and lower average vehicle floorplan balances. These decreases in expenses were largely offset by decreases in parts and service gross profit and finance and insurance gross profit due to decreases in parts and service volume and vehicle unit volume, respectively, as a result of the COVID-19 pandemic.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,564.8	$1,820.9	$(256.1)	(14.1)	$3,181.6	$3,555.0	$(373.4)	(10.5)
Segment income	$89.2	$95.3	$(6.1)	(6.4)	$169.4	$179.6	$(10.2)	(5.7)
Retail new vehicle unit sales	12,860	15,874	(3,014)	(19.0)	25,985	30,426	(4,441)	(14.6)
Second Quarter 2020 compared to Second Quarter 2019
Premium Luxury revenue decreased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to decreases in new vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in new vehicle revenue PVR due in part to increases in the manufacturers’ suggested retail prices and reduced availability of inventory.
Premium Luxury segment income decreased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to decreases in new vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic. Decreases in Premium Luxury segment income were partially offset by a decrease in SG&A expenses due to compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impact of the COVID-19 pandemic and a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances, as well as an increase in used vehicle gross profit PVR.
First Six Months 2020 compared to First Six Months 2019
Premium Luxury revenue decreased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to decreases in new vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in new vehicle revenue PVR due in part to increases in the manufacturers’ suggested retail prices and reduced availability of inventory.
Premium Luxury segment income decreased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to decreases in parts and service volume and new vehicle unit volume as a result of the COVID-19 pandemic. Decreases in Premium Luxury segment income were partially offset by a decrease in SG&A expenses due to compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impact of the COVID-19 pandemic and a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances, as well as an increase in used vehicle gross profit PVR.

Corporate and other
Corporate and other results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$156.9	$188.3	$(31.4)	(16.7)	$361.5	$371.1	$(9.6)	(2.6)
Income (loss)	$(74.5)	$(76.5)	$2.0	(2.6)	$(519.5)	$(137.8)	$(381.7)	NM

NM = Not Meaningful
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of June 30, 2020, we had 79 AutoNation-branded collision centers, 4 AutoNation-branded auction operations, and 5 AutoNation USA stand-alone used vehicle sales and service centers. We also had 4 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. Additionally, we directly source and distribute retail and wholesale parts for sale to our customers and other dealerships and collision centers through our 12 operational AutoNation aftermarket collision parts distribution centers. We recently announced that we plan to expand our AutoNation USA stand-alone used vehicle sales and service centers by building at least 20 additional stores over the next three years. The expansion roll-out may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Our aftermarket collision parts business was established in 2018 and is still in its development and expansion phase. As of June 30, 2020, our aftermarket collision parts distribution centers as a group were not yet profitable and had approximately $35 million of parts inventory. We have invested in our aftermarket parts distribution centers for equipment, information systems, and other intangible assets, with carrying values totaling approximately $12 million at June 30, 2020. Several of our aftermarket parts distribution centers are operated under a multi-year logistics agreement with a third party. This agreement is subject to a declining early termination penalty, which is estimated to be approximately $12 million as of June 30, 2020. We also lease facilities for certain of the aftermarket collision parts distribution centers with right-of-use assets of approximately $5 million and related lease liabilities of approximately $5 million as of June 30, 2020. We continuously review and make changes to our businesses based on sustainability and strategic importance. We expect to continue to focus on our parts distribution network to support our national wholesale footprint and create more opportunities to offer parts to our customers.
During the six months ended June 30, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Center reporting unit. We also recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash goodwill impairments and franchise rights impairments are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Unaudited Condensed Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information. During the six months ended June 30, 2020, we recorded non-cash long-lived asset impairment charges associated with our aftermarket collision parts business of $5.9 million, and non-cash intangible asset impairment charges associated with our collision centers and aftermarket collision parts business of $2.4 million, both of which are reported in the “Corporate and other” category of our segment information. Our parts inventory balance for our aftermarket collision parts business was net of cumulative write-downs of $7.5 million at June 30, 2020, and $5.2 million at December 31, 2019.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$356.3	$401.4	$45.1	11.2	$730.4	$800.4	$70.0	8.7
Advertising	28.1	47.3	19.2	40.6	74.4	91.5	17.1	18.7
Store and corporate overhead	163.5	188.3	24.8	13.2	343.8	368.1	24.3	6.6
Total	$547.9	$637.0	$89.1	14.0	$1,148.6	$1,260.0	$111.4	8.8

SG&A as a % of total gross profit:
Compensation	44.8	45.1	30	bps	45.4	46.0	60	bps
Advertising	3.5	5.3	180	bps	4.6	5.3	70	bps
Store and corporate overhead	20.6	21.1	50	bps	21.4	21.1	(30)	bps
Total	68.9	71.5	260	bps	71.4	72.4	100	bps
Second Quarter 2020 compared to Second Quarter 2019
SG&A expenses decreased during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impact of the COVID-19 pandemic, including placing approximately 7,000 employees on unpaid leave, implementing temporary base pay reductions for our executive officers and associates, freezing corporate new hiring, reducing our advertising expenses by approximately 40%, and significantly reducing our discretionary spending. Compensation expense also decreased due to performance-driven decreases resulting from lower sales volumes, largely due to governmental “shelter in place” or “stay at home” orders in place during the second quarter of 2020. These decreases were partially offset by an increase in performance-based compensation expense of $10.7 million, as compared to the second quarter of 2019, due to changes in expectations of pay-out levels, and severance expenses of $5.5 million recognized in the second quarter of 2020 in connection with the separation of an executive. Gross advertising expenses decreased $25.1 million, partially offset by a decrease in advertising reimbursements from manufacturers of $5.9 million. As a percentage of total gross profit, SG&A expenses decreased to 68.9% during the three months ended June 30, 2020, from 71.5% in the same period in 2019, primarily due to effective cost management including the cost saving actions taken during the second quarter of 2020 due to the pandemic. See “Impact of the COVID-19 Pandemic on Our Business” above.
First Six Months 2020 compared to First Six Months 2019
SG&A expenses decreased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to compensation and other cost-saving actions initiated in April 2020 to mitigate the financial impact of the COVID-19 pandemic, including placing approximately 7,000 employees on unpaid leave, implementing temporary base pay reductions for our executive officers and associates, freezing corporate new hiring, reducing our advertising expenses by approximately 40% in the second quarter of 2020, and significantly reducing our discretionary spending. Compensation expense also decreased due to performance-driven decreases resulting from lower sales volumes, largely due to governmental “shelter in place” or “stay at home” orders in place during the second quarter of 2020. Gross advertising expenses decreased $23.5 million, partially offset by a decrease in advertising reimbursements from manufacturers of $6.4 million. As a percentage of total gross profit, SG&A expenses decreased to 71.4% during the six months ended June 30, 2020, from 72.4% in the same period in 2019, primarily due to effective cost management including the cost saving actions taken during the second quarter of 2020 due to the pandemic. See “Impact of the COVID-19 Pandemic on Our Business” above.

Goodwill Impairment
During the first quarter of 2020, we recorded $318.3 million of non-cash goodwill impairment charges primarily due to the impacts to our business as well as the decrease in our stock price and market capitalization as a result of the COVID-19 pandemic. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Franchise Rights Impairment
We recorded non-cash impairment charges of $57.5 million during the first quarter of 2020 and $9.6 million during the second quarter of 2019 to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Other (Income) Expense, Net (Operating)
During the second quarter of 2020, we recognized a gain of $3.2 million related to a legal settlement. During the first quarter of 2020, we recognized asset impairment charges of $8.5 million.
During the second quarter of 2019, we recognized net gains of $4.2 million related to store/property divestitures, which were partially offset by an asset impairment of $0.4 million. During the first quarter of 2019, we recognized net gains of $8.5 million related to store divestitures.
Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2020 compared to Second Quarter 2019
Floorplan interest expense was $16.3 million for the three months ended June 30, 2020, compared to $37.4 million for the same period in 2019. The decrease in floorplan interest expense of $21.1 million was the result of lower average interest rates and lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
First Six Months 2020 compared to First Six Months 2019
Floorplan interest expense was $41.8 million for the six months ended June 30, 2020, compared to $76.4 million for the same period in 2019. The decrease in floorplan interest expense of $34.6 million was the result of lower average interest rates and lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Second Quarter 2020 compared to Second Quarter 2019
Other interest expense was $23.2 million for the three months ended June 30, 2020, compared to $27.7 million for the same period in 2019. The decrease of $4.5 million was driven by lower average interest rates primarily due to the repayment of the 5.5% Senior Notes due 2020, partially offset by higher average debt balances due to higher cash balances held during the quarter in response to the COVID-19 pandemic.
First Six Months 2020 compared to First Six Months 2019
Other interest expense was $46.7 million for the six months ended June 30, 2020, compared to $55.5 million for the same period in 2019. The decrease of $8.8 million was driven by lower average interest rates primarily due to the repayment of the 5.5% Senior Notes due 2020, partially offset by higher average debt balances due to higher cash balances held during the period in response to the COVID-19 pandemic.

Other Income (Loss), Net (included in Non-Operating Income)
During the second quarter of 2020, we recorded an unrealized gain related to our minority interest equity investment in Vroom Inc. of $214.7 million due to a change in the fair value of the underlying security. During the period that we hold this minority interest equity investment, unrealized gains and losses will be recorded as the fair market value of this security changes over time. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 25.7% for the three months ended June 30, 2020, and 26.9% for the three months ended June 30, 2019. Our effective income tax rate was 54.7% for the six months ended June 30, 2020, and 26.9% for the six months ended June 30, 2019.
The tax rate for the six months ended June 30, 2020, reflects the fact that a significant portion of the goodwill impairment charges taken in the first quarter of 2020 was not deductible for income tax purposes.
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

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2020		December 31, 2019
Cash and cash equivalents	$257.3		$42.0
Revolving credit facility (1)	$1,320.4	(2)	$1,421.1
Secured used vehicle floorplan facilities (3)	$0.4		$0.6

(1)
As limited by the maximum consolidated leverage ratio contained in our credit agreement. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate.

(2)
At June 30, 2020, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had no commercial paper notes outstanding at June 30, 2020. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At June 30, 2020, surety bonds, letters of credit, and cash deposits totaled $102.9 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2020	2019	2020	2019
Shares repurchased	—	0.3	2.5	1.3
Aggregate purchase price	$—	$11.2	$80.0	$44.7
Average purchase price per share	$—	$39.54	$31.95	$35.51
As of June 30, 2020, $139.0 million remained available under our stock repurchase program most recently authorized by our Board of Directors. We temporarily suspended our share repurchase program at the end of the first quarter of 2020 through the end of the second quarter of 2020 in light of the COVID-19 pandemic.

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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Purchases of property and equipment, including operating lease buy-outs (1)	$24.6	$67.2	$54.6	$107.6

(1)	Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At June 30, 2020, we owned approximately 80% of our new vehicle franchise store locations with a net book value of $2.1 billion, as well as other properties associated with our collision centers, auction operations, AutoNation USA stand-alone used vehicle sales and service centers, parts distribution centers, and other excess properties with a net book value of $444.8 million. None of these properties are mortgaged or encumbered. We took various actions to mitigate the financial impact of the COVID-19 pandemic, including the postponement of approximately $40 million of capital expenditures through the second quarter of 2020. We also plan to defer capital expenditures of approximately $100 million for the remainder of 2020.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Cash received from (used in) business acquisitions, net	$—	$—	$(0.4)	$(4.3)
Cash received from (used in) business divestitures, net	$—	$4.9	$—	$22.3
We divested one store and terminated one franchise during the six months ended June 30, 2020. We purchased two parts distribution centers and divested three Import stores during the six months ended June 30, 2019.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of June 30, 2020, and December 31, 2019.

			(in millions)
Debt Description	Maturity Date	Interest Payable	June 30, 2020	December 31, 2019
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$—	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2039	Monthly	106.6	93.9
			2,106.6	1,943.9
Less: unamortized debt discounts and debt issuance costs			(16.2)	(9.8)
Less: current maturities			(307.3)	(355.6)
Long-term debt, net of current maturities			$1,783.1	$1,578.5

On May 21, 2020, we issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2030, which were sold at 99.479% of the aggregate principal amount. In February 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes. Our 3.35% Senior Notes due 2021 will mature on January 15, 2021, and were, therefore, reclassified to current maturities during the first quarter of 2020.
We had no commercial paper notes outstanding at June 30, 2020. At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days.
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

During the six months ended June 30, 2020, we recorded non-cash goodwill and franchise rights impairment charges of $375.8 million. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. As of June 30, 2020, we were in compliance with the requirements of the financial covenants under our debt agreements as such non-cash impairment charges do not factor into the calculations for those covenants. Under the terms of our credit agreement, at June 30, 2020, our leverage ratio and capitalization ratio were as follows:

	June 30, 2020
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.31x
Capitalization ratio	≤ 70.0%	47.9%
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
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	June 30, 2020	December 31, 2019
Vehicle floorplan payable - trade	$1,499.1	$2,120.6
Vehicle floorplan payable - non-trade	1,023.8	1,455.2
Vehicle floorplan payable	$2,522.9	$3,575.8
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Net cash provided by operating activities	$894.3	$425.5
Net cash used in investing activities	$(124.7)	$(96.8)
Net cash used in financing activities	$(554.7)	$(326.2)
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
Net cash provided by operating activities increased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.

Net cash used in investing activities increased during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to an investment in an equity security and a decrease in cash received from business divestitures, net of cash relinquished, partially offset by a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the six months ended June 30, 2020, we borrowed $1.1 billion and repaid $1.1 billion under our revolving credit facility. During the six months ended June 30, 2019, we had no borrowings or repayments under our revolving credit facility.
During the six months ended June 30, 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020, issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2030, and amended and restated our existing unsecured credit agreement. Cash flows from financing activities during the six months ended June 30, 2020, reflect cash payments of $10.5 million for debt issuance costs associated with the senior note issuance and debt refinancing that are being amortized to interest expense over the terms of the related debt arrangements.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $170.0 million during the six months ended June 30, 2020, and net payments of $160.0 million during the six months ended June 30, 2019, as well as changes in vehicle floorplan payable-non-trade totaling net payments of $431.4 million for the six months ended June 30, 2020, and net payments of $117.3 million for the six months ended June 30, 2019.
During the six months ended June 30, 2020, we repurchased 2.5 million shares of common stock for an aggregate purchase price of $80.0 million (average purchase price per share of $31.95). During the six months ended June 30, 2019, we repurchased 1.3 million shares of common stock for an aggregate purchase price of $44.7 million (average purchase price per share of $35.51).
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, the actions we are taking in response to the COVID-19 pandemic, our strategic initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA stand-alone pre-owned vehicle sales and service centers, our investments in digital and online capabilities, and other brand extension strategies, and other statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•
Our minority equity investment in Vroom Inc., which has a readily determinable fair value, is required to be measured at fair value. Fluctuations in its fair value could result in a loss, which could adversely impact our results of operations and financial condition. The carrying value of our minority equity investment in Waymo, which does not have a readily determinable fair value, is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have market risk exposure to changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions.
We had $2.5 billion of variable rate vehicle floorplan payable at June 30, 2020, and $3.6 billion at December 31, 2019. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $25.2 million at June 30, 2020, and $35.8 million at December 31, 2019. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had no commercial paper notes outstanding at June 30, 2020, and $170.0 million at December 31, 2019. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $1.7 million at December 31, 2019.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $2.1 billion and had a fair value of $2.2 billion as of June 30, 2020, and totaled $1.9 billion and had a fair value of $2.0 billion as of December 31, 2019.
Equity Price Risk
We are subject to equity price risk with respect to our minority equity investment in Vroom Inc., which has a readily determinable fair value following Vroom’s initial public offering in the second quarter of 2020. During the period that we hold this equity investment, unrealized gains and losses will be recorded as the fair market value of this security changes over time. The fair value of this equity security was $290.5 million at June 30, 2020. A hypothetical 10% change in the equity price of this security would result in an approximate change to unrealized gain or loss of $29.0 million. The selected 10% hypothetical change in the equity price is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”), which could materially affect our business, financial condition, or future results. The following updates a risk factor included in our 2019 Form 10-K and First Quarter Form 10-Q:
Our minority equity investment in Vroom Inc., which has a readily determinable fair value, is required to be measured at fair value. Fluctuations in its fair value could result in a loss, which could adversely impact our results of operations and financial condition. The carrying value of our minority equity investment in Waymo, which does not have a readily determinable fair value, is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
Our minority equity investment in Vroom Inc. is required to be measured at fair value, as it has a readily determinable fair value. Fluctuations in the fair value of this equity security could result in a loss, which could adversely impact our results of operations and financial condition.
Our minority equity investment in Waymo does not have a readily determinable fair value. As a result, we have elected to measure this equity investment using a measurement alternative permitted by accounting standards and recorded the equity investment at cost to be subsequently adjusted for observable price changes or impairment, if any. There may be future issuances of identical or similar equity securities by Waymo that would result in observable price changes that could result in upward or downward adjustments to our equity investment. A downward adjustment to or impairment of this equity investment could adversely impact our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2020 - April 30, 2020	—	$—	—	$139.0
May 1, 2020 - May 31, 2020	—	$—	—	$139.0
June 1, 2020 - June 30, 2020	—	$—	—	$139.0
Total	—		—

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2020, $139.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. We temporarily suspended our share repurchase program at the end of the first quarter of 2020 in light of the COVID-19 pandemic. This suspension does not impact our remaining Board authorization, and we may in the future resume the program when deemed appropriate.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Supplemental Indenture, dated as of May 22, 2020, by and between AutoNation, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 22, 2020).

4.2	Form of Global Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 22, 2020).
10.1	Employment Agreement, dated July 14, 2020, by and between AutoNation, Inc. and Michael J. Jackson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2020).
10.2
Separation Agreement and General Release of All Claims, dated July 14, 2020, by and between AutoNation, Inc. and Cheryl Miller (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2020).

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

AUTONATION, INC.

Date:	July 23, 2020	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)