Form 10-Q
period 2020-09-30
AUTONATION, INC.
filed 2020-10-21
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 19, 2020, the registrant had 87,865,022 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$350.5	$42.0
Receivables, net	682.5	916.7
Inventory	2,482.5	3,305.8
Other current assets	139.4	146.6
Total Current Assets	3,654.9	4,411.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.6 billion and $1.5 billion, respectively	3,125.1	3,174.6
OPERATING LEASE ASSETS	329.0	333.1
GOODWILL	1,186.5	1,501.9
OTHER INTANGIBLE ASSETS, NET	521.8	581.6
OTHER ASSETS	752.0	541.0
Total Assets	$9,569.3	$10,543.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,467.6	$2,120.6
Vehicle floorplan payable - non-trade	841.0	1,455.2
Accounts payable	344.5	290.3
Commercial paper	—	170.0
Current maturities of long-term debt	307.7	355.6
Accrued payroll and benefits	214.3	178.4
Other current liabilities	535.5	530.1
Total Current Liabilities	3,710.6	5,100.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,782.0	1,578.5
NONCURRENT OPERATING LEASE LIABILITIES	304.7	305.0
DEFERRED INCOME TAXES	110.1	135.1
OTHER LIABILITIES	304.0	262.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at September 30, 2020, and December 31, 2019, including shares held in treasury	1.0	1.0
Additional paid-in capital	41.3	35.9
Retained earnings	3,917.9	3,688.3
Treasury stock, at cost; 14,717,090 and 13,212,974 shares held, respectively	(602.3)	(563.1)
Total Shareholders’ Equity	3,357.9	3,162.1
Total Liabilities and Shareholders’ Equity	$9,569.3	$10,543.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
New vehicle	$2,748.4	$2,874.8	$7,291.6	$8,141.1
Used vehicle	1,516.9	1,402.9	4,090.1	4,121.9
Parts and service	852.8	902.6	2,419.0	2,680.8
Finance and insurance, net	281.2	266.2	763.4	757.9
Other	5.6	14.7	40.8	85.1
TOTAL REVENUE	5,404.9	5,461.2	14,604.9	15,786.8
Cost of sales:
New vehicle	2,581.2	2,755.9	6,908.4	7,774.8
Used vehicle	1,370.0	1,310.6	3,735.2	3,842.3
Parts and service	477.6	493.6	1,343.6	1,461.0
Other	4.6	13.7	38.0	81.3
TOTAL COST OF SALES (excluding depreciation shown below)	4,433.4	4,573.8	12,025.2	13,159.4
Gross profit:
New vehicle	167.2	118.9	383.2	366.3
Used vehicle	146.9	92.3	354.9	279.6
Parts and service	375.2	409.0	1,075.4	1,219.8
Finance and insurance	281.2	266.2	763.4	757.9
Other	1.0	1.0	2.8	3.8
TOTAL GROSS PROFIT	971.5	887.4	2,579.7	2,627.4
Selling, general, and administrative expenses	641.4	653.8	1,790.0	1,913.8
Depreciation and amortization	51.8	45.2	149.0	133.7
Goodwill impairment	—	—	318.3	—
Franchise rights impairment	—	—	57.5	9.6
Other (income) expense, net	6.6	(5.1)	11.1	(17.5)
OPERATING INCOME	271.7	193.5	253.8	587.8
Non-operating income (expense) items:
Floorplan interest expense	(11.1)	(33.0)	(52.9)	(109.4)
Other interest expense	(23.6)	(26.1)	(70.3)	(81.6)
Interest income	0.1	0.1	0.3	0.4
Other income, net	6.4	2.6	217.9	4.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	243.5	137.1	348.8	401.4
Income tax provision	60.9	37.1	118.5	108.3
NET INCOME FROM CONTINUING OPERATIONS	182.6	100.0	230.3	293.1
Loss from discontinued operations, net of income taxes	—	(0.5)	(0.2)	(0.8)
NET INCOME	$182.6	$99.5	$230.1	$292.3
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.07	$1.11	$2.59	$3.25
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income	$2.07	$1.11	$2.59	$3.24
Weighted average common shares outstanding	88.3	89.9	88.8	90.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.05	$1.11	$2.59	$3.24
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income	$2.05	$1.10	$2.59	$3.23
Weighted average common shares outstanding	88.9	90.4	89.0	90.4
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	87.8	89.2	87.8	89.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net loss	—	—	—	(232.3)	—	(232.3)
Repurchases of common stock	—	—	—	—	(80.0)	(80.0)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(21.7)	—	14.8	(6.9)
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)	—	(0.5)
BALANCE AT MARCH 31, 2020	102,562,149	1.0	18.7	3,455.5	(628.3)	2,846.9
Net income	—	—	—	279.8	—	279.8
Stock-based compensation expense	—	—	11.2	—	—	11.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.4)	—	0.2	(0.2)
BALANCE AT JUNE 30, 2020	102,562,149	1.0	29.5	3,735.3	(628.1)	3,137.7
Net income	—	—	—	182.6	—	182.6
Stock-based compensation expense	—	—	7.2	—	—	7.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	4.6	—	25.8	30.4
BALANCE AT SEPTEMBER 30, 2020	102,562,149	$1.0	$41.3	$3,917.9	$(602.3)	$3,357.9

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	92.0	—	92.0
Repurchases of common stock	—	—	—	—	(33.5)	(33.5)
Stock-based compensation expense	—	—	13.7	—	—	13.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(9.8)	—	7.4	(2.4)
BALANCE AT MARCH 31, 2019	102,562,149	1.0	24.7	3,330.3	(570.2)	2,785.8
Net income	—	—	—	100.8	—	100.8
Repurchases of common stock	—	—	—	—	(11.2)	(11.2)
Stock-based compensation expense	—	—	4.9	—	—	4.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(4.0)	—	6.6	2.6
BALANCE AT JUNE 30, 2019	102,562,149	1.0	25.6	3,431.1	(574.8)	2,882.9
Net income	—	—	—	99.5	—	99.5
Stock-based compensation expense	—	—	9.5	—	—	9.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.0)	—	5.8	4.8
BALANCE AT SEPTEMBER 30, 2019	102,562,149	$1.0	$34.1	$3,530.6	$(569.0)	$2,996.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$230.1	$292.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.2	0.8
Depreciation and amortization	149.0	133.7
Amortization of debt issuance costs and accretion of debt discounts	3.5	3.9
Stock-based compensation expense	22.9	28.1
Deferred income tax provision (benefit)	(25.0)	36.8
Net gain related to business/property dispositions	(2.4)	(19.1)
Goodwill impairment	318.3	—
Franchise rights impairment	57.5	9.6
Non-cash impairment charges	11.4	2.2
Unrealized gain on equity investment	(212.7)	—
Other	(4.0)	(4.1)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	232.7	143.6
Inventory	827.4	319.1
Other assets	81.6	34.1
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade, net	(661.8)	(288.2)
Accounts payable	57.5	(37.0)
Other liabilities	78.1	9.7
Net cash provided by continuing operations	1,164.3	665.5
Net cash provided by discontinued operations	—	—
Net cash provided by operating activities	1,164.3	665.5
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(113.1)	(186.3)
Proceeds from assets held for sale	8.2	6.5
Insurance recoveries on property and equipment	1.9	3.3
Cash received from business divestitures, net of cash relinquished	2.2	67.2
Cash used in business acquisitions, net of cash acquired	(0.4)	(4.7)
Investment in equity security	(50.0)	—
Other	(0.4)	0.5
Net cash used in continuing operations	(151.6)	(113.5)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(151.6)	(113.5)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2020	2019
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(80.0)	(44.7)
Proceeds from 4.75% Senior Notes due 2030	497.4	—
Payment of 5.5% Senior Notes due 2020	(350.0)	—
Proceeds from revolving credit facility	1,110.0	—
Payments of revolving credit facility	(1,110.0)	—
Net payments of commercial paper	(170.0)	(330.0)
Payment of debt issuance costs	(11.0)	—
Net payments of vehicle floorplan payable - non-trade	(609.7)	(180.0)
Payments of other debt obligations	(4.6)	(6.2)
Proceeds from the exercise of stock options	31.5	8.0
Payments of tax withholdings for stock-based awards	(8.2)	(3.0)
Net cash used in continuing operations	(704.6)	(555.9)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(704.6)	(555.9)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	308.1	(3.9)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	42.5	49.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$350.6	$45.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
((In millions, except per share data))
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2020, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the nine months ended September 30, 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of September 30, 2020, we also owned and operated 78 AutoNation-branded collision centers, 5 AutoNation USA used vehicle stores, 4 automotive auction operations, and 16 parts distribution centers.
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

	Three Months Ended September 30, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$923.4	$887.7	$937.3	$—	$2,748.4
Used vehicle	478.0	415.0	576.7	47.2	1,516.9
Parts and service	233.2	220.4	278.4	120.8	852.8
Finance and insurance, net	97.8	95.2	77.5	10.7	281.2
Other	2.1	3.2	0.1	0.2	5.6
	$1,734.5	$1,621.5	$1,870.0	$178.9	$5,404.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,563.4	$1,443.2	$1,633.6	$111.3	$4,751.5
Goods and services transferred over time(2)	171.1	178.3	236.4	67.6	653.4
	$1,734.5	$1,621.5	$1,870.0	$178.9	$5,404.9

	Three Months Ended September 30, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$925.4	$1,003.8	$945.6	$—	$2,874.8
Used vehicle	456.6	386.4	519.7	40.2	1,402.9
Parts and service	244.7	226.1	283.8	148.0	902.6
Finance and insurance, net	95.1	99.9	70.0	1.2	266.2
Other	6.8	6.3	1.4	0.2	14.7
	$1,728.6	$1,722.5	$1,820.5	$189.6	$5,461.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,547.1	$1,543.1	$1,579.0	$99.4	$4,768.6
Goods and services transferred over time(2)	181.5	179.4	241.5	90.2	692.6
	$1,728.6	$1,722.5	$1,820.5	$189.6	$5,461.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,424.0	$2,334.2	$2,533.4	$—	$7,291.6
Used vehicle	1,319.4	1,105.3	1,534.3	131.1	4,090.1
Parts and service	662.1	598.3	779.0	379.6	2,419.0
Finance and insurance, net	268.9	261.6	204.8	28.1	763.4
Other	29.6	9.5	0.1	1.6	40.8
	$4,704.0	$4,308.9	$5,051.6	$540.4	$14,604.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,218.0	$3,830.7	$4,387.4	$318.0	$12,754.1
Goods and services transferred over time(2)	486.0	478.2	664.2	222.4	1,850.8
	$4,704.0	$4,308.9	$5,051.6	$540.4	$14,604.9

	Nine Months Ended September 30, 2019
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,600.9	$2,740.1	$2,800.1	$—	$8,141.1
Used vehicle	1,347.0	1,143.9	1,524.2	106.8	4,121.9
Parts and service	722.2	675.5	847.7	435.4	2,680.8
Finance and insurance, net	265.3	275.8	200.0	16.8	757.9
Other	69.3	10.6	3.5	1.7	85.1
	$5,004.7	$4,845.9	$5,375.5	$560.7	$15,786.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,473.6	$4,313.3	$4,654.0	$290.8	$13,731.7
Goods and services transferred over time(2)	531.1	532.6	721.5	269.9	2,055.1
	$5,004.7	$4,845.9	$5,375.5	$560.7	$15,786.8
(1) “Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA used vehicle stores, and parts distribution centers.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$87.2	$31.8	$42.0	$13.4

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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	September 30, 2020	December 31, 2019
Receivables from contracts with customers, net	$477.2	$662.0
Contract Asset (Current)	$26.1	$26.7
Contract Asset (Long-Term)	$6.8	$7.0
Contract Liability (Current)	$32.1	$32.6
Contract Liability (Long-Term)	$55.4	$57.7
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amounts included in contract liability at the beginning of the period	$5.9	$7.4	$24.7	$28.9
Performance obligations satisfied in previous periods	$9.9	$2.0	$13.8	$8.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other significant changes include contract assets reclassified to receivables of $24.4 million for the nine months ended September 30, 2020, and $27.5 million for the nine months ended September 30, 2019.

3.EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested restricted stock unit (“RSU”) awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income from continuing operations	$182.6	$100.0	$230.3	$293.1
Loss from discontinued operations, net of income taxes	—	(0.5)	(0.2)	(0.8)
Net income	$182.6	$99.5	$230.1	$292.3

Basic weighted average common shares outstanding	88.3	89.9	88.8	90.1
Dilutive effect of stock options and unvested RSUs	0.6	0.5	0.2	0.3
Diluted weighted average common shares outstanding	88.9	90.4	89.0	90.4

Basic EPS amounts(1):
Continuing operations	$2.07	$1.11	$2.59	$3.25
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income	$2.07	$1.11	$2.59	$3.24

Diluted EPS amounts(1):
Continuing operations	$2.05	$1.11	$2.59	$3.24
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income	$2.05	$1.10	$2.59	$3.23

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Anti-dilutive equity instruments excluded from the computation of diluted EPS	1.4	2.2	2.3	2.5

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	September 30, 2020	December 31, 2019
Contracts-in-transit and vehicle receivables	$338.0	$506.0
Trade receivables	128.5	136.4
Manufacturer receivables	181.6	234.5
Income taxes receivable (see Note 8)	—	1.5
Other	38.1	38.8
	686.2	917.2
Less: allowances for expected credit losses	(3.7)	(0.5)
Receivables, net	$682.5	$916.7

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

5.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2020	December 31, 2019
New vehicles	$1,634.9	$2,490.8
Used vehicles	658.5	570.0
Parts, accessories, and other	189.1	245.0
Inventory	$2,482.5	$3,305.8

The components of vehicle floorplan payable are as follows:

	September 30, 2020	December 31, 2019
Vehicle floorplan payable - trade	$1,467.6	$2,120.6
Vehicle floorplan payable - non-trade	841.0	1,455.2
Vehicle floorplan payable	$2,308.6	$3,575.8
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% for the nine months ended September 30, 2020, and 3.8% for the nine months ended September 30, 2019. At September 30, 2020, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $2.1 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.4% for the nine months ended September 30, 2020, and 3.8% for the nine months ended September 30, 2019. At September 30, 2020, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $482.0 million, of which $193.9 million had been borrowed. The remaining borrowing capacity of $288.1 million was limited to $251.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2020	December 31, 2019
Goodwill	$1,186.5	$1,501.9

Franchise rights - indefinite-lived	$509.0	$566.5
Other intangibles	21.2	23.4
	530.2	589.9
Less: accumulated amortization	(8.4)	(8.3)
Other intangible assets, net	$521.8	$581.6
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
During the first quarter of 2020, our stock price, along with the U.S. stock market in general, was adversely impacted by the market reaction to the novel coronavirus disease 2019 (“COVID-19”) pandemic. In light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our quantitative goodwill impairment test.
For our April 30, 2020 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the nine months ended September 30, 2020, were as follows:

	Domestic	Import	Premium Luxury	Collision Centers	Parts Centers	Consolidated
Goodwill at January 1, 2020 (1)	$227.3	$498.9	$714.9	$41.7	$19.1	$1,501.9
Acquisitions, dispositions, and other adjustments, net (2)	(0.1)	3.2	(0.3)	(0.1)	0.2	2.9
Impairment	—	—	(257.4)	(41.6)	(19.3)	(318.3)
Goodwill at September 30, 2020 (1)(3)	$227.2	$502.1	$457.2	$—	$—	$1,186.5
(1)    Net of accumulated impairment losses of $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit structure was comprised of a single reporting unit) and $140.0 million associated with our Domestic reporting unit, both of which were recorded during the year ended December 31, 2008.
(2)    Includes amounts reclassified to and from held for sale and related adjustments, which are presented in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
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
During the first quarter of 2020, we concluded that, as a result of the impacts from the COVID-19 pandemic, a triggering event had occurred that indicated the fair values of our franchise rights may have been less than their carrying values as of March 31, 2020. We performed quantitative impairment tests as of March 31, 2020, and as a result, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
For our April 30, 2020 annual impairment test, we elected to perform quantitative franchise rights impairment tests, and no additional impairment charges resulted from these quantitative tests. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our quantitative franchise rights impairment test.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2020	December 31, 2019
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$—	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2039	Monthly	105.3	93.9
			2,105.3	1,943.9
Less: unamortized debt discounts and debt issuance costs			(15.6)	(9.8)
Less: current maturities			(307.7)	(355.6)
Long-term debt, net of current maturities			$1,782.0	$1,578.5

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
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2020, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.7 million at September 30, 2020, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at September 30, 2020.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other Long-Term Debt
At September 30, 2020, we had finance leases and other debt obligations of $105.3 million, which are due at various dates through 2039.
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
At September 30, 2020, we had no commercial paper notes outstanding. At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days.

8.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $25.2 million at September 30, 2020. Income taxes receivable included in Receivables, net totaled $1.5 million at December 31, 2019.
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

9.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Shares repurchased	—	—	2.5	1.3
Aggregate purchase price	$—	$—	$80.0	$44.7
Average purchase price per share	$—	$—	$31.95	$35.51

In October 2020, our Board of Directors increased the share repurchase authorization to $500 million.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Shares issued	0.6	0.1	0.7	0.2
Proceeds from the exercise of stock options	$30.5	$4.9	$31.5	$8.0
Average exercise price per share	$48.86	$35.61	$46.37	$33.70

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2020	2019	2020	2019
Shares issued	10,896	2,045	512,917	306,346
Shares surrendered to AutoNation to satisfy tax withholding obligations	4,288	899	190,888	85,331

10.CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$350.5	$42.0
Restricted cash included in Current Assets	0.1	0.5
Total cash, cash equivalents, and restricted cash	$350.6	$42.5
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $8.1 million at September 30, 2020, and $25.1 million at September 30, 2019. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing arrangements of $0.9 million during the nine months ended September 30, 2020, and $2.8 million during the nine months ended September 30, 2019.

	Nine Months Ended September 30,
	2020	2019
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$26.4	$16.0
Finance lease liabilities	$34.0	$34.0
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $108.7 million during the nine months ended September 30, 2020, and $185.3 million during the nine months ended September 30, 2019. We made income tax payments, net of income tax refunds, of $116.0 million during the nine months ended September 30, 2020, and $103.2 million during the nine months ended September 30, 2019.

11.FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:
•Cash and cash equivalents, receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, commercial paper, and variable rate debt: The amounts reported in the accompanying Unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.
•Investment in Security with a Readily Determinable Fair Value: Our minority equity investment in Vroom Inc. has a readily determinable fair value following Vroom’s initial public offering in the second quarter of 2020. As of September 30, 2020, the carrying amount of our Vroom equity investment was $288.5 million. The fair value of this equity investment is based on the quoted price in active markets for the identical asset (Level 1). The equity interest is reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. We recognized an unrealized loss related to this investment of $2.0 million during the three months ended September 30, 2020, and an unrealized gain related to this investment of $212.7 million during the nine months ended September 30, 2020, both of which are reported in Other Non-Operating Income, net in the respective periods in the Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
•Investments in Security without a Readily Determinable Fair Value: We elected to measure our minority equity investment in Waymo, which does not have a readily determinable fair value, using a measurement alternative as permitted by accounting standards, and we recorded the equity interest at its cost of $50.0 million. The equity interest is reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. We have considered all relevant transactions since the date of our investment through September 30, 2020, and we have not recorded any impairments or upward or downward adjustments to the carrying amount of our investment as of September 30, 2020, as there have not been any indications of impairment or observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of such date.
•Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	September 30, 2020	December 31, 2019
Carrying value	$2,089.7	$1,934.1
Fair value	$2,306.0	$2,001.8

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2020 and 2019:

	2020		2019
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$457.5	$(318.3)	$—	$—
Franchise rights and other	$26.2	$(59.9)	$8.9	$(9.9)
Right-of-use assets	$5.0	$(2.0)	$0.1	$(0.2)
Long-lived assets held and used	$1.8	$(6.9)	$—	$(0.1)
Long-lived assets held for sale:
Continuing operations	$—	$—	$26.1	$(1.6)
Discontinued operations	—	—	5.4	(0.5)
Total assets held for sale	$—	$—	$31.5	$(2.1)
Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. During the first quarter of 2020, in light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
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
For our April 30, 2020 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
As a result of the quantitative impairment tests, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million during the three months ended March 31, 2020. For our April 30, 2020 annual impairment test, we elected to perform quantitative franchise rights impairment tests, and no additional impairment charges resulted from these quantitative tests.
For our April 30, 2019 annual impairment test, we elected to perform quantitative franchise rights impairment tests, and we recorded non-cash impairment charges of $9.6 million to reduce the carrying values of certain franchise rights to their estimated fair values.
The non-cash impairment charges recorded during the nine months ended September 30, 2020 and 2019, are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
We also recorded non-cash impairment charges of $2.4 million to reduce the carrying value of certain finite-lived intangible assets to estimated fair value during the nine months ended September 30, 2020, which are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
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
During the nine months ended September 30, 2020, we recorded non-cash impairment charges of $2.0 million related to our right-of-use assets, of which $1.7 million was recorded during the three months ended September 30, 2020. During the nine months ended September 30, 2019, we recorded non-cash impairment charges of $0.2 million related to our right-of-use assets. We recorded no impairment charges related to right-of-use assets during the three months ended September 30, 2019.
During the nine months ended September 30, 2020, we recorded non-cash impairment charges of $6.9 million related to our long-lived assets held and used, of which $1.1 million was recorded during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, we recorded non-cash impairment charges of $0.1 million related to our long-lived assets held and used.
We recorded no impairment charges related to our long-lived assets held for sale during the three and nine months ended September 30, 2020. During the nine months ended September 30, 2019, we recorded non-cash impairment charges of $1.6 million related to our long-lived assets held for sale in continuing operations, of which $0.5 million was recorded during the three months ended September 30, 2019. During the three and nine months ended September 30, 2019, we recorded impairment charges of $0.5 million related to our long-lived assets held for sale in discontinued operations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The non-cash impairment charges are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $21.3 million as of September 30, 2020, and $40.6 million as of December 31, 2019, primarily related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $8.0 million as of September 30, 2020, and $8.0 million as of December 31, 2019, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
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

12.COMMITMENTS AND CONTINGENCIES
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
As of September 30, 2020 and 2019, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $12 million at September 30, 2020. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2020. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2020, surety bonds, letters of credit, and cash deposits totaled $101.9 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

13.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2020, approximately 63% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles sold during the nine months ended September 30, 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $181.6 million at September 30, 2020, and $234.5 million at December 31, 2019. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2020, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

14.SEGMENT INFORMATION
At September 30, 2020 and 2019, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA used vehicle stores, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for determining reportable segments, as well as unallocated corporate overhead expenses and other income items.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,734.5	$1,621.5	$1,870.0	$1,728.6	$1,722.5	$1,820.5
Segment income (1)	$111.9	$123.5	$143.9	$70.3	$86.9	$89.0

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$4,704.0	$4,308.9	$5,051.6	$5,004.7	$4,845.9	$5,375.5
Segment income (1)	$248.1	$277.7	$313.3	$192.4	$240.9	$268.6

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total segment income for reportable segments	$379.3	$246.2	$839.1	$701.9
Corporate and other	(118.7)	(85.7)	(638.2)	(223.5)
Other interest expense	(23.6)	(26.1)	(70.3)	(81.6)
Interest income	0.1	0.1	0.3	0.4
Other income, net	6.4	2.6	217.9	4.2
Income from continuing operations before income taxes	$243.5	$137.1	$348.8	$401.4

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15.EXIT OR DISPOSAL COST OBLIGATIONS
On August 17, 2020, we determined to close our aftermarket collision parts (“ACP”) business by the end of 2020. In connection with the closing of the ACP business, we expect to incur total charges of $43.7 million, including $36.5 million incurred during the three months ended September 30, 2020, as follows:

Cost Associated with Exit Activity	Total Costs Expected to be Incurred	Costs Incurred Three Months Ended September 30, 2020	Statement of Operations Line Item
Inventory valuation adjustment	$20.6	$20.6	Parts and service cost of sales
Contract termination charges	7.3	7.3	Other (income) expense, net (operating)
Other associated closing costs	4.5	—	Selling, general, and administrative expenses
Accelerated depreciation	3.9	2.9	Depreciation and amortization
Accelerated amortization	3.2	2.1	Selling, general, and administrative expenses
Asset impairment charges	3.0	2.8	Other (income) expense, net (operating)
Involuntary termination benefits	1.2	0.8	Selling, general, and administrative expenses
	$43.7	$36.5

Charges incurred are reflected as part of the “Corporate and other” category of our segment information.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2020, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the nine months ended September 30, 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of September 30, 2020, we also owned and operated 78 AutoNation-branded collision centers, 5 AutoNation USA used vehicle stores, 4 automotive auction operations, and 16 parts distribution centers.
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
At September 30, 2020, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2020, new vehicle sales accounted for approximately 50% of our total revenue and approximately 15% of our total gross profit. Used vehicle sales accounted for approximately 28% of our total revenue and approximately 14% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 22% of our total revenue for the nine months ended September 30, 2020, contributed approximately 71% of our total gross profit for the same period.

Market Conditions
In the third quarter of 2020, U.S. industry retail new vehicle unit sales decreased 5% as compared to the third quarter of 2019. New vehicle unit volume has been impacted by reduced availability of inventory due to inventory shortages from manufacturer plant closures resulting from the COVID-19 pandemic. We expect that new vehicle inventory shortages will continue into the first half of 2021. Used vehicle unit volume increased during the third quarter of 2020 compared to the same period in the prior year as market demand for used vehicles increased due in part to increased affordability compared to new vehicles and decreased availability of new vehicles. The tight supply of new vehicle inventory and increased demand for used vehicles benefited new and used vehicle margins in the third quarter of 2020. While vehicle unit volume and parts and service volume continued to improve during the third quarter of 2020, a potential resurgence of COVID-19 cases in the United States, and particularly in states where we have a significant presence, could lead to additional governmental orders and other market disrupting impacts that could materially adversely impact our business. Additionally, any adverse economic impacts resulting from the COVID-19 pandemic, including any potential economic recessions or downturns, could materially adversely impact our business in future periods.

Results of Operations
During the three months ended September 30, 2020, we had net income from continuing operations of $182.6 million and diluted earnings per share of $2.05, as compared to net income from continuing operations of $100.0 million and diluted earnings per share of $1.11 during the same period in 2019.
Our total gross profit increased 9.5% during the third quarter of 2020 compared to the third quarter of 2019, driven primarily by an increase in new vehicle gross profit of 40.6% and an increase in used vehicle gross profit of 59.2%, each as compared to the prior year, which were largely due to increases in gross profit per vehicle retailed (“PVR”) resulting from the tight supply of new vehicle inventory and increased demand for used vehicles, respectively. Increases in gross profit were partially offset by a decrease in new vehicle unit volume of 11.0%, due in part to the tight supply of new vehicle inventory, and a decrease in parts and service gross profit of 8.3%, primarily due an inventory valuation adjustment recorded in connection with the closing of our ACP business and a decrease in parts and service volume as a result of the COVID-19 pandemic.
We implemented various actions during the year to mitigate the financial impact of the COVID-19 pandemic, including reducing our advertising expenses by approximately 17% through the third quarter of 2020, as compared to the prior year, significantly reducing our discretionary spending, and postponing nearly $90 million of capital expenditures through the third quarter of 2020. We also adjusted our sales model to further focus on digital and store efficiencies, and in June 2020, we restructured our workforce, mostly in our field operations. As a result, SG&A expenses as a percentage of gross profit decreased to 66.0% during the three months ended September 30, 2020, from 73.7% in the same period in 2019. Throughout the remainder of the year, we plan to stay focused on cost control and remain prudent with our capital expenditures.
Net income from continuing operations during the three months ended September 30, 2020, was adversely impacted by $27.7 million of after-tax charges incurred in connection with the closure of our aftermarket collision parts (“ACP”) business and an unrealized after-tax loss related to our minority equity investment in Vroom Inc. of $1.5 million due to a change in the fair value of the underlying security. Net income from continuing operations during the three months ended September 30, 2019, was adversely impacted by after-tax severance and other related expenses of $10.2 million in connection with the separation of an executive, and benefited from net after-tax gains related to store/property divestitures, net of asset impairments, of $3.9 million.
Exit or Disposal Cost Obligations
On August 17, 2020, we made the decision to close our ACP business, which we expect to be finalized by the end of 2020. The ACP business represented less than 1% of our parts and service gross profit for the nine months ended September 30, 2020. In connection with the closing of the ACP business, we expect to incur total pre-tax charges of $43.7 million, of which $36.5 million was incurred during the three months ended September 30, 2020, with the remainder expected to be incurred primarily in the fourth quarter of 2020. The charges are comprised of inventory valuation adjustments, estimated contract termination charges and other associated closing costs, accelerated depreciation and amortization, asset impairment charges, and involuntary termination benefits. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Strategic Initiatives
We plan to expand our AutoNation USA used vehicle stores by building approximately 50 additional stores by the end of 2025. We anticipate that our capital investments for these stores will exceed $500 million in the aggregate. The planned roll-out may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and as a result, our new vehicle inventory balance was net of cumulative write-downs of $0.2 million at September 30, 2020. We had no new vehicle inventory write-downs at December 31, 2019. We continue to actively manage inventory levels in response to impacts from the COVID-19 pandemic.

We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $2.4 million at September 30, 2020, and $3.2 million at December 31, 2019.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. During the third quarter of 2020, we also recorded an inventory valuation adjustment in connection with the closing of our ACP business. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $35.7 million at September 30, 2020, and $11.1 million at December 31, 2019.

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
During the first quarter of 2020, in light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations. The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of our reporting units. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative goodwill impairment test. This process also requires that we reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium, based upon our stock price and/or average stock price over a reasonable period as of the measurement date.
As a result of the quantitative goodwill impairment tests, the fair values of our Domestic and Import reporting units substantially exceeded their carrying values, goodwill associated with our Premium Luxury reporting unit was partially impaired, and goodwill associated with our Collision Centers and Parts Centers reporting units was fully impaired. Therefore, the most significant impact of a change in the assumptions used in determining our goodwill impairment as of March 31, 2020, was related to our Premium Luxury reporting unit. As noted above, the goodwill impairment testing process requires the estimated aggregate fair values of our reporting units to be reconciled with our market capitalization, including consideration of a control premium, based upon our stock price and/or average stock price over a reasonable period as of the measurement date. The COVID-19 pandemic had a significant adverse impact on the U.S. stock market during the first quarter of 2020, and our closing stock price declined significantly as of March 31, 2020. As a result, as of March 31, 2020, our market capitalization and, therefore, the estimated fair values of our reporting units, significantly decreased. As a measure of sensitivity, a 50 basis point increase in the discount rate would have resulted in an increase to the goodwill impairment charge of approximately $100 million. This result and discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used in determining our goodwill impairment given the number of assumptions used in determining the impairment and the degree of sensitivity to changes in such assumptions in the determination of the fair value of the Company and its assets and liabilities. We would have been in compliance with the financial covenants in our debt agreements even if we had impaired all of the goodwill associated with all of our reporting units as such charges do not factor into the calculations for those covenants.

For our April 30, 2020 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
As of September 30, 2020, we have $227.2 million of goodwill related to the Domestic reporting unit, $502.1 million related to the Import reporting unit, and $457.2 million related to the Premium Luxury reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the first quarter of 2020, we concluded that, as a result of the impacts from the COVID-19 pandemic, a triggering event had occurred that indicated the fair values of our franchise rights may have been less than their carrying values as of March 31, 2020. We performed quantitative impairment tests as of March 31, 2020, and as a result, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million during the first quarter of 2020. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations.
For our April 30, 2020 annual impairment test, we elected to perform quantitative franchise rights impairment tests, and no additional impairment charges resulted from these quantitative tests. We identified seven stores that, while they each had franchise rights fair value in excess of or equal to carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. As of September 30, 2020, we had 56 stores with franchise rights totaling $509.0 million.
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
Impact of the COVID-19 Pandemic on Goodwill and Other Intangible Assets
Although economic conditions have improved during the third quarter of 2020, we cannot predict the duration or scope of the COVID-19 pandemic. Negative financial impacts on our financial results and performance could be material in future periods. A change in the conditions, circumstances, or strategy, which influence determinations of fair value, including negative or declining cash flows or a decline in actual or planned revenues for our stores for a prolonged period, and, as it relates to goodwill, a significant decrease in our market capitalization, may result in a need to recognize additional goodwill and/or franchise rights impairment charges in the future.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,748.4	$2,874.8	$(126.4)	(4.4)	$7,291.6	$8,141.1	$(849.5)	(10.4)
Retail used vehicle	1,421.0	1,326.5	94.5	7.1	3,845.5	3,895.5	(50.0)	(1.3)
Wholesale	95.9	76.4	19.5	25.5	244.6	226.4	18.2	8.0
Used vehicle	1,516.9	1,402.9	114.0	8.1	4,090.1	4,121.9	(31.8)	(0.8)
Finance and insurance, net	281.2	266.2	15.0	5.6	763.4	757.9	5.5	0.7
Total variable operations(1)	4,546.5	4,543.9	2.6	0.1	12,145.1	13,020.9	(875.8)	(6.7)
Parts and service	852.8	902.6	(49.8)	(5.5)	2,419.0	2,680.8	(261.8)	(9.8)
Other	5.6	14.7	(9.1)		40.8	85.1	(44.3)
Total revenue	$5,404.9	$5,461.2	$(56.3)	(1.0)	$14,604.9	$15,786.8	$(1,181.9)	(7.5)
Gross profit:
New vehicle	$167.2	$118.9	$48.3	40.6	$383.2	$366.3	$16.9	4.6
Retail used vehicle	128.8	87.6	41.2	47.0	318.1	262.4	55.7	21.2
Wholesale	18.1	4.7	13.4		36.8	17.2	19.6
Used vehicle	146.9	92.3	54.6	59.2	354.9	279.6	75.3	26.9
Finance and insurance	281.2	266.2	15.0	5.6	763.4	757.9	5.5	0.7
Total variable operations(1)	595.3	477.4	117.9	24.7	1,501.5	1,403.8	97.7	7.0
Parts and service	375.2	409.0	(33.8)	(8.3)	1,075.4	1,219.8	(144.4)	(11.8)
Other	1.0	1.0	—		2.8	3.8	(1.0)
Total gross profit	971.5	887.4	84.1	9.5	2,579.7	2,627.4	(47.7)	(1.8)
Selling, general, and administrative expenses	641.4	653.8	12.4	1.9	1,790.0	1,913.8	123.8	6.5
Depreciation and amortization	51.8	45.2	(6.6)		149.0	133.7	(15.3)
Goodwill impairment	—	—	—		318.3	—	(318.3)
Franchise rights impairment	—	—	—		57.5	9.6	(47.9)
Other (income) expense, net	6.6	(5.1)	(11.7)		11.1	(17.5)	(28.6)
Operating income	271.7	193.5	78.2	40.4	253.8	587.8	(334.0)	(56.8)
Non-operating income (expense) items:
Floorplan interest expense	(11.1)	(33.0)	21.9		(52.9)	(109.4)	56.5
Other interest expense	(23.6)	(26.1)	2.5		(70.3)	(81.6)	11.3
Interest income	0.1	0.1	—		0.3	0.4	(0.1)
Other income, net	6.4	2.6	3.8		217.9	4.2	213.7
Income from continuing operations before income taxes	$243.5	$137.1	$106.4	77.6	$348.8	$401.4	$(52.6)	(13.1)
Retail vehicle unit sales:
New vehicle	65,998	74,190	(8,192)	(11.0)	177,250	208,219	(30,969)	(14.9)
Used vehicle	64,587	63,581	1,006	1.6	179,656	187,091	(7,435)	(4.0)
	130,585	137,771	(7,186)	(5.2)	356,906	395,310	(38,404)	(9.7)
Revenue per vehicle retailed:
New vehicle	$41,644	$38,749	$2,895	7.5	$41,137	$39,099	$2,038	5.2
Used vehicle	$22,001	$20,863	$1,138	5.5	$21,405	$20,821	$584	2.8
Gross profit per vehicle retailed:
New vehicle	$2,533	$1,603	$930	58.0	$2,162	$1,759	$403	22.9
Used vehicle	$1,994	$1,378	$616	44.7	$1,771	$1,403	$368	26.2
Finance and insurance	$2,153	$1,932	$221	11.4	$2,139	$1,917	$222	11.6
Total variable operations(2)	$4,420	$3,431	$989	28.8	$4,104	$3,508	$596	17.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020 (%)	2019 (%)	2020 (%)	2019 (%)
Revenue mix percentages:
New vehicle	50.9	52.6	49.9	51.6
Used vehicle	28.1	25.7	28.0	26.1
Parts and service	15.8	16.5	16.6	17.0
Finance and insurance, net	5.2	4.9	5.2	4.8
Other	—	0.3	0.3	0.5
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	17.2	13.4	14.9	13.9
Used vehicle	15.1	10.4	13.8	10.6
Parts and service	38.6	46.1	41.7	46.4
Finance and insurance	28.9	30.0	29.6	28.8
Other	0.2	0.1	—	0.3
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.1	4.1	5.3	4.5
Used vehicle - retail	9.1	6.6	8.3	6.7
Parts and service	44.0	45.3	44.5	45.5
Total	18.0	16.2	17.7	16.6
Selling, general, and administrative expenses	11.9	12.0	12.3	12.1
Operating income	5.0	3.5	1.7	3.7
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	66.0	73.7	69.4	72.8
Operating income	28.0	21.8	9.8	22.4

	September 30,
	2020	2019
Inventory days supply:
New vehicle (industry standard of selling days)	43 days	55 days
Used vehicle (trailing calendar month days)	39 days	37 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,748.4	$2,846.7	$(98.3)	(3.5)	$7,287.3	$8,030.1	$(742.8)	(9.3)
Retail used vehicle	1,421.0	1,312.7	108.3	8.3	3,842.6	3,836.1	6.5	0.2
Wholesale	95.9	75.3	20.6	27.4	244.4	223.1	21.3	9.5
Used vehicle	1,516.9	1,388.0	128.9	9.3	4,087.0	4,059.2	27.8	0.7
Finance and insurance, net	281.3	263.8	17.5	6.6	763.2	748.4	14.8	2.0
Total variable operations(1)	4,546.6	4,498.5	48.1	1.1	12,137.5	12,837.7	(700.2)	(5.5)
Parts and service	852.8	885.5	(32.7)	(3.7)	2,408.4	2,619.9	(211.5)	(8.1)
Other	5.5	14.6	(9.1)		40.6	84.9	(44.3)
Total revenue	$5,404.9	$5,398.6	$6.3	0.1	$14,586.5	$15,542.5	$(956.0)	(6.2)
Gross profit:
New vehicle	$167.3	$118.7	$48.6	40.9	$382.9	$364.6	$18.3	5.0
Retail used vehicle	128.8	87.3	41.5	47.5	318.4	260.0	58.4	22.5
Wholesale	18.1	4.9	13.2		36.8	17.6	19.2
Used vehicle	146.9	92.2	54.7	59.3	355.2	277.6	77.6	28.0
Finance and insurance	281.3	263.8	17.5	6.6	763.2	748.4	14.8	2.0
Total variable operations(1)	595.5	474.7	120.8	25.4	1,501.3	1,390.6	110.7	8.0
Parts and service	375.6	403.1	(27.5)	(6.8)	1,074.7	1,196.9	(122.2)	(10.2)
Other	0.8	1.1	(0.3)		2.4	3.9	(1.5)
Total gross profit	$971.9	$878.9	$93.0	10.6	$2,578.4	$2,591.4	$(13.0)	(0.5)
Retail vehicle unit sales:
New vehicle	65,998	73,225	(7,227)	(9.9)	177,191	204,590	(27,399)	(13.4)
Used vehicle	64,587	62,706	1,881	3.0	179,522	183,404	(3,882)	(2.1)
	130,585	135,931	(5,346)	(3.9)	356,713	387,994	(31,281)	(8.1)
Revenue per vehicle retailed:
New vehicle	$41,644	$38,876	$2,768	7.1	$41,127	$39,250	$1,877	4.8
Used vehicle	$22,001	$20,934	$1,067	5.1	$21,405	$20,916	$489	2.3
Gross profit per vehicle retailed:
New vehicle	$2,535	$1,621	$914	56.4	$2,161	$1,782	$379	21.3
Used vehicle	$1,994	$1,392	$602	43.2	$1,774	$1,418	$356	25.1
Finance and insurance	$2,154	$1,941	$213	11.0	$2,140	$1,929	$211	10.9
Total variable operations(2)	$4,422	$3,456	$966	28.0	$4,106	$3,539	$567	16.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020 (%)	2019 (%)	2020 (%)	2019 (%)
Revenue mix percentages:
New vehicle	50.9	52.7	50.0	51.7
Used vehicle	28.1	25.7	28.0	26.1
Parts and service	15.8	16.4	16.5	16.9
Finance and insurance, net	5.2	4.9	5.2	4.8
Other	—	0.3	0.3	0.5
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	17.2	13.5	14.9	14.1
Used vehicle	15.1	10.5	13.8	10.7
Parts and service	38.6	45.9	41.7	46.2
Finance and insurance	28.9	30.0	29.6	28.9
Other	0.2	0.1	—	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.1	4.2	5.3	4.5
Used vehicle - retail	9.1	6.7	8.3	6.8
Parts and service	44.0	45.5	44.6	45.7
Total	18.0	16.3	17.7	16.7

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,748.4	$2,874.8	$(126.4)	(4.4)	$7,291.6	$8,141.1	$(849.5)	(10.4)
Gross profit	$167.2	$118.9	$48.3	40.6	$383.2	$366.3	$16.9	4.6
Retail vehicle unit sales	65,998	74,190	(8,192)	(11.0)	177,250	208,219	(30,969)	(14.9)
Revenue per vehicle retailed	$41,644	$38,749	$2,895	7.5	$41,137	$39,099	$2,038	5.2
Gross profit per vehicle retailed	$2,533	$1,603	$930	58.0	$2,162	$1,759	$403	22.9
Gross profit as a percentage of revenue	6.1%	4.1%			5.3%	4.5%
Inventory days supply (industry standard of selling days)	43 days	55 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,748.4	$2,846.7	$(98.3)	(3.5)	$7,287.3	$8,030.1	$(742.8)	(9.3)
Gross profit	$167.3	$118.7	$48.6	40.9	$382.9	$364.6	$18.3	5.0
Retail vehicle unit sales	65,998	73,225	(7,227)	(9.9)	177,191	204,590	(27,399)	(13.4)
Revenue per vehicle retailed	$41,644	$38,876	$2,768	7.1	$41,127	$39,250	$1,877	4.8
Gross profit per vehicle retailed	$2,535	$1,621	$914	56.4	$2,161	$1,782	$379	21.3
Gross profit as a percentage of revenue	6.1%	4.2%			5.3%	4.5%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $4.3 million in new vehicle revenue and $0.3 million in new vehicle gross profit for the nine months ended September 30, 2020, is related primarily to the opening of a new add-point in February 2019. The difference between reported amounts and same store amounts in the above tables of $0.1 million in new vehicle gross profit for the three months ended September 30, 2020, and $28.1 million and $111.0 million in new vehicle revenue and $0.2 million and $1.7 million in new vehicle gross profit for the three and nine months ended September 30, 2019, respectively, is related to divestiture activity.
Third Quarter 2020 compared to Third Quarter 2019
Same store new vehicle revenue decreased during the three months ended September 30, 2020, as compared to the same period in 2019, due to a decrease in same store unit volume, partially offset by an increase in same store revenue PVR. The decrease in same store unit volume is primarily due to reduced availability of inventory due to inventory shortages from manufacturer plant closures resulting from the COVID-19 pandemic. Same store unit volume was also adversely impacted by a shift in mix to used vehicles. Our used-to-new vehicle unit sales ratio increased to 97.9% for the three months ended September 30, 2020, as compared to 85.6% for the prior year period. New vehicle unit volumes improved over the course of the third quarter of 2020, but overall continued to run below prior year levels through September 30, 2020.
Same store revenue PVR increased during the three months ended September 30, 2020, as compared to the same period in 2019, due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Same store revenue PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices.
Same store gross profit PVR increased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily as a result of the tighter supply in new vehicle inventory.
First Nine Months 2020 compared to First Nine Months 2019
Same store new vehicle revenue decreased during the nine months ended September 30, 2020, as compared to the same period in 2019, due to a decrease in same store unit volume, partially offset by an increase in same store revenue PVR. The decrease in same store unit volume was primarily due to significant declines in new vehicle unit sales, particularly during the last two weeks of March 2020 through April 2020, as a result of the COVID-19 pandemic. Same store unit volume was also adversely impacted by reduced availability of inventory and a shift in mix to used vehicles. Our used-to-new vehicle unit sales ratio increased to 101.3% for the nine months ended September 30, 2020, as compared to 89.6% for the prior year period.
Same store revenue PVR increased during the nine months ended September 30, 2020, as compared to the same period in 2019, due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Same store revenue PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices, as well as an increase in the manufacturers’ suggested retail prices for Premium Luxury vehicles.
Same store gross profit PVR increased during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to increases in gross profit PVR as a result of the tighter supply in new vehicle inventory. Same store gross profit also benefited from increased manufacturer support in the form of incentives as a result of the COVID-19 pandemic.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2020	2019	Variance	2020	2019	Variance
Floorplan assistance	$28.9	$28.7	$0.2	$77.1	$81.5	$(4.4)
New vehicle floorplan interest expense	(10.4)	(30.1)	19.7	(47.6)	(101.4)	53.8
Net new vehicle inventory carrying benefit (cost)	$18.5	$(1.4)	$19.9	$29.5	$(19.9)	$49.4
Third Quarter 2020 compared to Third Quarter 2019
We had a net new vehicle inventory carrying benefit for the three months ended September 30, 2020, and a net new vehicle inventory carrying cost for the three months ended September 30, 2019. Floorplan interest expense decreased due to lower average interest rates and lower average floorplan balances. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. The Federal Reserve cut interest rates three times over the third and fourth quarters of 2019, and in response to the COVID-19 pandemic, the Federal Reserve cut interest rates to near 0% in March 2020. Floorplan assistance slightly increased due to an increase in the average floorplan assistance rate per unit, largely offset by lower new vehicle unit sales.
First Nine Months 2020 compared to First Nine Months 2019
We had a net new vehicle inventory carrying benefit for the nine months ended September 30, 2020, and a net new vehicle inventory carrying cost for the nine months ended September 30, 2019. Floorplan interest expense decreased due to lower average interest rates and lower average floorplan balances. Floorplan assistance decreased due to lower new vehicle unit sales, partially offset by an increase in the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,421.0	$1,326.5	$94.5	7.1	$3,845.5	$3,895.5	$(50.0)	(1.3)
Wholesale revenue	95.9	76.4	19.5	25.5	244.6	226.4	18.2	8.0
Total revenue	$1,516.9	$1,402.9	$114.0	8.1	$4,090.1	$4,121.9	$(31.8)	(0.8)
Retail gross profit	$128.8	$87.6	$41.2	47.0	$318.1	$262.4	$55.7	21.2
Wholesale gross profit	18.1	4.7	13.4		36.8	17.2	19.6
Total gross profit	$146.9	$92.3	$54.6	59.2	$354.9	$279.6	$75.3	26.9
Retail vehicle unit sales	64,587	63,581	1,006	1.6	179,656	187,091	(7,435)	(4.0)
Revenue per vehicle retailed	$22,001	$20,863	$1,138	5.5	$21,405	$20,821	$584	2.8
Gross profit per vehicle retailed	$1,994	$1,378	$616	44.7	$1,771	$1,403	$368	26.2
Gross profit as a percentage of revenue	9.1%	6.6%			8.3%	6.7%
Inventory days supply (trailing calendar month days)	39 days	37 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,421.0	$1,312.7	$108.3	8.3	$3,842.6	$3,836.1	$6.5	0.2
Wholesale revenue	95.9	75.3	20.6	27.4	244.4	223.1	21.3	9.5
Total revenue	$1,516.9	$1,388.0	$128.9	9.3	$4,087.0	$4,059.2	$27.8	0.7
Retail gross profit	$128.8	$87.3	$41.5	47.5	$318.4	$260.0	$58.4	22.5
Wholesale gross profit	18.1	4.9	13.2		36.8	17.6	19.2
Total gross profit	$146.9	$92.2	$54.7	59.3	$355.2	$277.6	$77.6	28.0
Retail vehicle unit sales	64,587	62,706	1,881	3.0	179,522	183,404	(3,882)	(2.1)
Revenue per vehicle retailed	$22,001	$20,934	$1,067	5.1	$21,405	$20,916	$489	2.3
Gross profit per vehicle retailed	$1,994	$1,392	$602	43.2	$1,774	$1,418	$356	25.1
Gross profit as a percentage of revenue	9.1%	6.7%			8.3%	6.8%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $3.1 million in total used vehicle revenue and $0.3 million in total used vehicle gross profit for the nine months ended September 30, 2020, is related primarily to the opening of a new add-point in February 2019. The difference between reported amounts and same store amounts in the above tables of $14.9 million and $62.7 million in total used vehicle revenue and $0.1 million and $2.0 million in total used vehicle gross profit for the three and nine months ended September 30, 2019, respectively, is related to divestiture activity.
Third Quarter 2020 compared to Third Quarter 2019
Same store retail used vehicle revenue increased during the three months ended September 30, 2020, as compared to the same period in 2019 due to increases in same store revenue PVR and same store unit volume. Relative market demand for used vehicles increased as compared to new vehicles, due in part to increased affordability compared to new vehicles, decreased availability of new vehicles due to lower inventory levels, and shifting dynamics in the used vehicle market. The average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles. Our used-to-new vehicle unit sales ratio increased to 97.9% for the three months ended September 30, 2020, as compared to 85.6% for the prior year period.
Same store revenue PVR increased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in market demand for used vehicles, a strong used vehicle pricing environment, and a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit PVR increased during the three months ended September 30, 2020, as compared to the same period in 2019, due to increases in gross profit PVR for vehicles in all three reportable segments as a result of increased demand for used vehicles and a strong used vehicle pricing environment. In addition, gross profit PVR benefited from a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR.
First Nine Months 2020 compared to First Nine Months 2019
Same store retail used vehicle revenue increased during the nine months ended September 30, 2020, as compared to the same period in 2019, due to an increase in same store revenue PVR, partially offset by a decrease in same store unit volume. The decrease in same store unit volume was due to significant declines in used retail vehicle unit sales during the last two weeks of March 2020 through April 2020 as a result of the COVID-19 pandemic. These declines were partially offset by an increase in relative market demand for used vehicles as compared to new vehicles, due in part to increased affordability compared to new vehicles, decreased availability of new vehicles due to lower inventory levels, and shifting dynamics in the used vehicle market. The average age and mileage of used vehicles in the market has decreased, which has provided wider availability of in-demand technology features on used vehicles, resulting in reduced disparity between used vehicles and new vehicles. Our used-to-new vehicle unit sales ratio increased to 101.3% for the nine months ended September 30, 2020, as compared to 89.6% for the prior year period.
Same store revenue PVR increased during the nine months ended September 30, 2020, as compared to the same period in 2019, due in part to an increase in market demand for used vehicles, a strong used vehicle pricing environment, and a shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Same store revenue PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit PVR increased during the nine months ended September 30, 2020, as compared to the same period in 2019, due to increases in gross profit PVR for vehicles in all three reportable segments as a result of increased demand for used vehicles and a strong used vehicle pricing environment. In addition, gross profit PVR benefited from a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$852.8	$902.6	$(49.8)	(5.5)	$2,419.0	$2,680.8	$(261.8)	(9.8)
Gross Profit	$375.2	$409.0	$(33.8)	(8.3)	$1,075.4	$1,219.8	$(144.4)	(11.8)
Gross profit as a percentage of revenue	44.0%	45.3%			44.5%	45.5%
Same Store:
Revenue	$852.8	$885.5	$(32.7)	(3.7)	$2,408.4	$2,619.9	$(211.5)	(8.1)
Gross Profit	$375.6	$403.1	$(27.5)	(6.8)	$1,074.7	$1,196.9	$(122.2)	(10.2)
Gross profit as a percentage of revenue	44.0%	45.5%			44.6%	45.7%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $17.1 million in parts and service revenue for the three months ended September 30, 2019, $0.4 million and $5.9 million in parts and service gross profit for the three months ended September 30, 2020 and 2019, respectively, and $10.6 million and $60.9 million in parts and service revenue and $0.7 million and $22.9 million in parts and service gross profit for the nine months ended September 30, 2020 and 2019, respectively, is related to acquisition and divestiture activity, as well as the opening of a new add-point.
Third Quarter 2020 compared to Third Quarter 2019
During the three months ended September 30, 2020, same store parts and service gross profit decreased compared to the same period in 2019, primarily due to an inventory valuation adjustment of $20.6 million recorded in connection with the closing of our ACP business, as well as decreases in gross profit associated with customer-pay service of $9.7 million and collision business of $8.0 million. These decreases in parts and service gross profit were partially offset by an increase in gross profit associated with the preparation of vehicles for sale of $4.7 million, as well as smaller increases in gross profit associated with wholesale parts sales and warranty service.
Customer-pay service gross profit was adversely impacted by a decrease in volume as a result of the COVID-19 pandemic, partially offset by higher value repair orders and price increases. Collision business gross profit was adversely impacted by a decrease in volume as a result of the COVID-19 pandemic, partially offset by improved margin performance. Gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders due in part to a shift in unit volume mix from new vehicles to used vehicles, partially offset by a decrease in new vehicle unit volume.
First Nine Months 2020 compared to First Nine Months 2019
During the nine months ended September 30, 2020, same store parts and service gross profit decreased as compared to the same period in 2019, primarily due to decreases in gross profit associated with customer-pay service of $52.1 million, collision business of $17.3 million, warranty service of $14.8 million, and the preparation of vehicles for sale of $8.2 million. Parts and service gross profit was also adversely impacted by an inventory valuation adjustment of $20.6 million recorded during the third quarter of 2020 in connection with the closing of our ACP business.
Customer-pay service gross profit, collision business gross profit, and warranty service gross profit were adversely impacted by a decrease in volume as a result of the COVID-19 pandemic, partially offset by higher value repair orders. Warranty service gross profit also benefited from improved margin performance largely due to improved parts and labor rates negotiated with certain manufacturers. Gross profit associated with the preparation of vehicles for sale was adversely impacted by the decrease in new and used vehicle unit volume, partially offset by higher value internal repair orders due in part to a shift in unit volume mix from new vehicles to used vehicles.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$281.2	$266.2	$15.0	5.6	$763.4	$757.9	$5.5	0.7
Gross profit per vehicle retailed	$2,153	$1,932	$221	11.4	$2,139	$1,917	$222	11.6
Same Store:
Revenue and gross profit	$281.3	$263.8	$17.5	6.6	$763.2	$748.4	$14.8	2.0
Gross profit per vehicle retailed	$2,154	$1,941	$213	11.0	$2,140	$1,929	$211	10.9
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $0.1 million for the three months ended September 30, 2020, is related to divestiture activity, and the difference of $0.2 million for the nine months ended September 30, 2020, is related to divestiture activity and the opening of a new add-point in February 2019. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $2.4 million and $9.5 million for the three and nine months ended September 30, 2019, respectively, is related to divestiture activity.
Third Quarter 2020 compared to Third Quarter 2019
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2020, as compared to the same period in 2019, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to an increase in product and finance penetration and higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Finance and insurance gross profit PVR also benefited from an increase in retrospective commissions due in part to lower claim activity. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.
First Nine Months 2020 compared to First Nine Months 2019
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2020, as compared to the same period in 2019, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to an increase in product and finance penetration and higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,734.5	$1,728.6	$5.9	0.3	$4,704.0	$5,004.7	$(300.7)	(6.0)
Import	1,621.5	1,722.5	(101.0)	(5.9)	4,308.9	4,845.9	(537.0)	(11.1)
Premium Luxury	1,870.0	1,820.5	49.5	2.7	5,051.6	5,375.5	(323.9)	(6.0)
Total	5,226.0	5,271.6	(45.6)	(0.9)	14,064.5	15,226.1	(1,161.6)	(7.6)
Corporate and other	178.9	189.6	(10.7)	(5.6)	540.4	560.7	(20.3)	(3.6)
Total consolidated revenue	$5,404.9	$5,461.2	$(56.3)	(1.0)	$14,604.9	$15,786.8	$(1,181.9)	(7.5)
Segment income(1):
Domestic	$111.9	$70.3	$41.6	59.2	$248.1	$192.4	$55.7	29.0
Import	123.5	86.9	36.6	42.1	277.7	240.9	36.8	15.3
Premium Luxury	143.9	89.0	54.9	61.7	313.3	268.6	44.7	16.6
Total	379.3	246.2	133.1	54.1	839.1	701.9	137.2	19.5
Corporate and other	(118.7)	(85.7)	(33.0)		(638.2)	(223.5)	(414.7)
Floorplan interest expense	11.1	33.0	21.9		52.9	109.4	56.5
Operating income	$271.7	$193.5	$78.2		$253.8	$587.8	$(334.0)	(56.8)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	21,620	23,227	(1,607)	(6.9)	57,995	66,117	(8,122)	(12.3)
Import	29,356	34,765	(5,409)	(15.6)	78,248	95,478	(17,230)	(18.0)
Premium Luxury	15,022	16,198	(1,176)	(7.3)	41,007	46,624	(5,617)	(12.0)
	65,998	74,190	(8,192)	(11.0)	177,250	208,219	(30,969)	(14.9)

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,734.5	$1,728.6	$5.9	0.3	$4,704.0	$5,004.7	$(300.7)	(6.0)
Segment income	$111.9	$70.3	$41.6	59.2	$248.1	$192.4	$55.7	29.0
Retail new vehicle unit sales	21,620	23,227	(1,607)	(6.9)	57,995	66,117	(8,122)	(12.3)
Third Quarter 2020 compared to Third Quarter 2019
Domestic revenue increased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in used vehicle revenue PVR as a result of an increase in market demand for used vehicles and an increase in new vehicle revenue PVR due to tighter supply in new vehicle inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sport utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. These increases were partially offset by the divestitures we completed in 2019 and a decrease in parts and service revenue.
Domestic segment income increased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in new vehicle gross profit PVR due to tighter supply in new vehicle inventory, as well as an increase in used vehicle gross profit PVR resulting from an increase in market demand for used vehicles and a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR. Domestic segment income also benefited from a decrease in floorplan interest expense as a result of lower average interest rates and lower average vehicle floorplan balances and a decrease in SG&A expenses due in part to the cost-saving actions implemented to mitigate the financial impact of the COVID-19 pandemic.
First Nine Months 2020 compared to First Nine Months 2019
Domestic revenue decreased during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by increases in new and used vehicle revenue PVR. New vehicle revenue PVR benefited from a tighter supply in new vehicle inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Used vehicle revenue PVR benefited from an increased demand for used vehicles.
Domestic segment income increased during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to a decrease in SG&A expenses resulting from the cost-saving actions implemented to mitigate the financial impact of the COVID-19 pandemic and a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances. Domestic segment income also benefited from an increase in new vehicle gross profit PVR due in part to tighter supply in new vehicle inventory and an increase in used vehicle gross profit PVR due to increased demand for used vehicles and a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR. Increases to Domestic segment income were partially offset by a decrease in parts and service volume and vehicle unit volume as a result of the COVID-19 pandemic.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,621.5	$1,722.5	$(101.0)	(5.9)	$4,308.9	$4,845.9	$(537.0)	(11.1)
Segment income	$123.5	$86.9	$36.6	42.1	$277.7	$240.9	$36.8	15.3
Retail new vehicle unit sales	29,356	34,765	(5,409)	(15.6)	78,248	95,478	(17,230)	(18.0)
Third Quarter 2020 compared to Third Quarter 2019
Import revenue decreased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to a decrease in new vehicle unit volume as a result of tighter supply in new vehicle inventory, as well as the divestitures we completed in 2019. These decreases were partially offset by an increase in new vehicle revenue PVR due tighter supply in new vehicle inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Import revenue also benefited from an increase in used vehicle revenue PVR primarily due to an increase in market demand for used vehicles.
Import segment income increased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in new vehicle gross profit PVR due to tighter supply in new vehicle inventory, as well as an increase in used vehicle PVR resulting from an increase in market demand for used vehicles and a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR. Import segment income also benefited from a decrease in SG&A expenses due in part to the cost-saving actions implemented to mitigate the financial impact of the COVID-19 pandemic, as well as a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances.
First Nine Months 2020 compared to First Nine Months 2019
Import revenue decreased during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by increases in new and used vehicle revenue PVR. New vehicle revenue PVR benefited from a tighter supply in new vehicle inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Used vehicle revenue PVR benefited from an increased demand for used vehicles.
Import segment income increased during the nine months ended September 30, 2020, as compared to the same period in 2019. SG&A expenses decreased due to the cost-saving actions implemented to mitigate the financial impact of the COVID-19 pandemic, and floorplan interest expenses decreased due to lower average interest rates and lower average vehicle floorplan balances. Import segment income also benefited from an increase in new vehicle gross profit PVR due in part to tighter supply in new vehicle inventory, as well as an increase in used vehicle gross profit PVR due to increased demand for used vehicles and a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR. Increases in Import segment income were partially offset by decreases in parts and service gross profit and finance and insurance gross profit due to decreases in parts and service volume and vehicle unit volume, respectively, as a result of the COVID-19 pandemic.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,870.0	$1,820.5	$49.5	2.7	$5,051.6	$5,375.5	$(323.9)	(6.0)
Segment income	$143.9	$89.0	$54.9	61.7	$313.3	$268.6	$44.7	16.6
Retail new vehicle unit sales	15,022	16,198	(1,176)	(7.3)	41,007	46,624	(5,617)	(12.0)
Third Quarter 2020 compared to Third Quarter 2019
Premium Luxury revenue increased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in retail used vehicle unit volume as a result of the increase in market demand for used vehicles, as well as an increase in new vehicle revenue PVR due in part to increases in the manufacturers’ suggested retail prices and tighter supply in new vehicle inventory. Increases in Premium Luxury revenue were partially offset by a decrease in new vehicle unit volume due to the tighter supply in new vehicle inventory resulting from inventory shortages from manufacturer plant closures.
Premium Luxury segment income increased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in used vehicle gross profit PVR resulting from an increase in market demand for used vehicles and a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR, as well as an increase in new vehicle gross profit PVR due to tighter supply in new vehicle inventory. Premium Luxury segment income also benefited from an increase in finance and insurance gross profit due in part to an increase in finance and product penetration and higher realized margins on vehicle service contracts, as well as a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances.
First Nine Months 2020 compared to First Nine Months 2019
Premium Luxury revenue decreased during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to decreases in new vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in new vehicle revenue PVR due in part to increases in the manufacturers’ suggested retail prices and tighter supply in new vehicle inventory.
Premium Luxury segment income increased during the nine months ended September 30, 2020, as compared to the same period in 2019. SG&A expenses decreased due to the cost-saving actions implemented to mitigate the financial impact of the COVID-19 pandemic, and floorplan interest expenses decreased due to lower average interest rates and lower average vehicle floorplan balances. Premium Luxury segment income also benefited from an increase in used vehicle gross profit PVR resulting from an increase in market demand for used vehicles, as well as an increase in new vehicle gross profit PVR due to tighter supply in new vehicle inventory. Increases in Premium Luxury segment income were partially offset by decreases in parts and service volume and new vehicle unit volume as a result of the COVID-19 pandemic.

Corporate and other
Corporate and other results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue	$178.9	$189.6	$(10.7)	(5.6)	$540.4	$560.7	$(20.3)	(3.6)
Income (loss)	$(118.7)	$(85.7)	$(33.0)	38.5	$(638.2)	$(223.5)	$(414.7)	NM

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
As of September 30, 2020, we had 78 AutoNation-branded collision centers, 4 AutoNation-branded auction operations, and 5 AutoNation USA used vehicle stores. We also had 4 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts and 12 aftermarket collision parts (“ACP”) distribution centers. We recently announced that we plan to expand our AutoNation USA used vehicle stores by building approximately 50 additional stores by the end of 2025. The roll-out may be impacted by a number of variables, including customer adoption, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner.
As part of our continued efforts to reduce costs and increase efficiencies, we determined, on August 17, 2020, to close our ACP business by the end of 2020. The ACP business represented less than 1% of our parts and service gross profit for the nine months ended September 30, 2020. In connection with the closing of the ACP business, we expect to incur total pre-tax charges of $43.7 million, of which $36.5 million was incurred during the three months ended September 30, 2020. The charges are comprised of inventory valuation adjustments, estimated contract termination charges, other associated closing costs, accelerated depreciation and amortization, asset impairment charges, and involuntary termination benefits. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 30, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. We also recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash goodwill impairments and franchise rights impairments are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Unaudited Condensed Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information. During the nine months ended September 30, 2020, we recorded non-cash long-lived asset impairment charges associated with our ACP business of $8.7 million, of which $2.8 million was recorded during the third quarter of 2020 and is included in the ACP closing charges described above, and non-cash intangible asset impairment charges associated with our collision centers and ACP business of $2.4 million, all of which are reported in the “Corporate and other” category of our segment information.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$427.6	$422.0	$(5.6)	(1.3)	$1,158.0	$1,222.4	$64.4	5.3
Advertising	42.1	48.3	6.2	12.8	116.5	139.8	23.3	16.7
Store and corporate overhead	171.7	183.5	11.8	6.4	515.5	551.6	36.1	6.5
Total	$641.4	$653.8	$12.4	1.9	$1,790.0	$1,913.8	$123.8	6.5

SG&A as a % of total gross profit:
Compensation	44.0	47.6	360	bps	44.9	46.5	160	bps
Advertising	4.3	5.4	110	bps	4.5	5.3	80	bps
Store and corporate overhead	17.7	20.7	300	bps	20.0	21.0	100	bps
Total	66.0	73.7	770	bps	69.4	72.8	340	bps
Third Quarter 2020 compared to Third Quarter 2019
SG&A expenses decreased during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to the cost-saving actions implemented to mitigate the financial impact of the COVID-19 pandemic, including restructuring our workforce, reducing our advertising expenses by approximately 13%, and significantly reducing our discretionary spending. Gross advertising expenses decreased $9.7 million, partially offset by a decrease in advertising reimbursements from manufacturers of $3.5 million. As a percentage of total gross profit, SG&A expenses decreased to 66.0% during the three months ended September 30, 2020, from 73.7% in the same period in 2019, primarily due to effective cost management including the cost-saving actions taken due to the pandemic.
First Nine Months 2020 compared to First Nine Months 2019
SG&A expenses decreased during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to the cost-saving actions implemented to mitigate the financial impact of the COVID-19 pandemic, including temporarily placing associates on unpaid leave, implementing temporary base pay reductions for our executive officers and associates, temporarily freezing corporate new hiring, reducing our advertising expenses by approximately 17%, and significantly reducing our discretionary spending. Gross advertising expenses decreased $33.2 million, partially offset by a decrease in advertising reimbursements from manufacturers of $9.9 million. As a percentage of total gross profit, SG&A expenses decreased to 69.4% during the nine months ended September 30, 2020, from 72.8% in the same period in 2019, primarily due to effective cost management including the cost-saving actions taken due to the pandemic.
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
Other (Income) Expense, Net (Operating)
During the third quarter of 2020, we recognized $7.3 million related to estimated contract termination charges and $2.8 million related to long-lived asset impairment charges in connection with the closure of our ACP business, which were partially offset by a gain of $2.9 million related to a legal settlement. During the second quarter of 2020, we recognized a gain of $3.2 million related to a legal settlement. During the first quarter of 2020, we recognized asset impairment charges of $8.5 million.
During the third quarter of 2019, we recognized $6.1 million related to store/property divestitures, which were partially offset by asset impairments of $0.9 million. During the second quarter of 2019, we recognized net gains of $4.2 million related to store/property divestitures, which were partially offset by an asset impairment of $0.4 million. During the first quarter of 2019, we recognized net gains of $8.5 million related to store divestitures.
Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2020 compared to Third Quarter 2019
Floorplan interest expense was $11.1 million for the three months ended September 30, 2020, compared to $33.0 million for the same period in 2019. The decrease in floorplan interest expense of $21.9 million was the result of lower average interest rates and lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
First Nine Months 2020 compared to First Nine Months 2019
Floorplan interest expense was $52.9 million for the nine months ended September 30, 2020, compared to $109.4 million for the same period in 2019. The decrease in floorplan interest expense of $56.5 million was the result of lower average interest rates and lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Third Quarter 2020 compared to Third Quarter 2019
Other interest expense was $23.6 million for the three months ended September 30, 2020, compared to $26.1 million for the same period in 2019. The decrease of $2.5 million was driven by lower average debt balances.
First Nine Months 2020 compared to First Nine Months 2019
Other interest expense was $70.3 million for the nine months ended September 30, 2020, compared to $81.6 million for the same period in 2019. The decrease of $11.3 million was driven by lower average interest rates primarily due to the repayment of the 5.5% Senior Notes due 2020 and lower average debt balances.
Other Income, Net (included in Non-Operating Income)
We recorded an unrealized loss of $2.0 million during the third quarter of 2020 and an unrealized gain of $214.7 million during the second quarter of 2020 related to our minority equity investment in Vroom Inc. due to changes in the fair value of the underlying security. During the period that we hold this minority equity investment, unrealized gains and losses will be recorded as the fair market value of this security changes over time. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 25.0% for the three months ended September 30, 2020, and 27.1% for the three months ended September 30, 2019. Our effective income tax rate was 34.0% for the nine months ended September 30, 2020, and 27.0% for the nine months ended September 30, 2019.
The tax rate for the nine months ended September 30, 2020, reflects the fact that a significant portion of the goodwill impairment charges taken in the first quarter of 2020 was not deductible for income tax purposes.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2020		December 31, 2019
Cash and cash equivalents	$350.5		$42.0
Revolving credit facility	$1,760.3	(1)	$1,421.1	(2)
Secured used vehicle floorplan facilities (3)	$251.1		$0.6
 (1)    At September 30, 2020, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had no commercial paper notes outstanding at September 30, 2020. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    As limited by the maximum consolidated leverage ratio contained in our credit agreement.
(3)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At September 30, 2020, surety bonds, letters of credit, and cash deposits totaled $101.9 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2020	2019	2020	2019
Shares repurchased	—	—	2.5	1.3
Aggregate purchase price	$—	$—	$80.0	$44.7
Average purchase price per share	$—	$—	$31.95	$35.51
In October 2020, our Board of Directors increased the share repurchase authorization to $500 million. The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as acquisitions or investments, capital investments in our current businesses, or repurchases of our debt.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Purchases of property and equipment, including operating lease buy-outs (1)	$37.3	$62.6	$91.9	$170.1
(1)Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At September 30, 2020, we owned approximately 80% of our new vehicle franchise store locations with a net book value of $2.1 billion, as well as other properties associated with our collision centers, auction operations, AutoNation USA used vehicle stores, parts distribution centers, and other excess properties with a net book value of $455.3 million. None of these properties are mortgaged or encumbered. We took various actions to mitigate the financial impact of the COVID-19 pandemic, including the postponement of nearly $90 million of capital expenditures through the third quarter of 2020. We also plan to defer capital expenditures of over $30 million for the remainder of 2020.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Cash received from (used in) business acquisitions, net	$—	$(0.4)	$(0.4)	$(4.7)
Cash received from (used in) business divestitures, net	$2.2	$44.9	$2.2	$67.2
We divested one store and terminated one franchise during the nine months ended September 30, 2020. We purchased two parts distribution centers and divested two Domestic stores, four Import stores, and one collision center during the nine months ended September 30, 2019.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of September 30, 2020, and December 31, 2019.

			(in millions)
Debt Description	Maturity Date	Interest Payable	September 30, 2020	December 31, 2019
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$—	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2039	Monthly	105.3	93.9
			2,105.3	1,943.9
Less: unamortized debt discounts and debt issuance costs			(15.6)	(9.8)
Less: current maturities			(307.7)	(355.6)
Long-term debt, net of current maturities			$1,782.0	$1,578.5
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
We had no commercial paper notes outstanding at September 30, 2020. At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days.
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

During the nine months ended September 30, 2020, we recorded non-cash goodwill and franchise rights impairment charges of $375.8 million. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. As of September 30, 2020, we were in compliance with the requirements of the financial covenants under our debt agreements as such non-cash impairment charges do not factor into the calculations for those covenants. Under the terms of our credit agreement, at September 30, 2020, our leverage ratio and capitalization ratio were as follows:

	September 30, 2020
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.99x
Capitalization ratio	≤ 70.0%	46.3%
Although economic conditions have improved during the third quarter of 2020, to the extent that in the future we believe that we would be unable to comply with the covenants contained in our credit agreement, we would seek an amendment or waiver of our credit agreement, which could increase the cost of our debt.
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2020	December 31, 2019
Vehicle floorplan payable - trade	$1,467.6	$2,120.6
Vehicle floorplan payable - non-trade	841.0	1,455.2
Vehicle floorplan payable	$2,308.6	$3,575.8
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Net cash provided by operating activities	$1,164.3	$665.5
Net cash used in investing activities	$(151.6)	$(113.5)
Net cash used in financing activities	$(704.6)	$(555.9)
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
Net cash provided by operating activities increased during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to a decrease in working capital requirements and an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to a decrease in cash received from business divestitures, net of cash relinquished, and an investment in an equity security, partially offset by a decrease in purchases of property and equipment.

Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the nine months ended September 30, 2020, we borrowed $1.1 billion and repaid $1.1 billion under our revolving credit facility. During the nine months ended September 30, 2019, we had no borrowings or repayments under our revolving credit facility.
During the nine months ended September 30, 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020, issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2030, and amended and restated our existing unsecured credit agreement. Cash flows from financing activities during the nine months ended September 30, 2020, reflect cash payments of $11.0 million for debt issuance costs associated with the senior note issuance and debt refinancing that are being amortized to interest expense over the terms of the related debt arrangements.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net payments of $609.7 million for the nine months ended September 30, 2020, and net payments of $180.0 million for the nine months ended September 30, 2019, as well as changes in commercial paper notes outstanding totaling net payments of $170.0 million during the nine months ended September 30, 2020, and net payments of $330.0 million during the nine months ended September 30, 2019.
During the nine months ended September 30, 2020, we repurchased 2.5 million shares of common stock for an aggregate purchase price of $80.0 million (average purchase price per share of $31.95). During the nine months ended September 30, 2019, we repurchased 1.3 million shares of common stock for an aggregate purchase price of $44.7 million (average purchase price per share of $35.51).
During the nine months ended September 30, 2020, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options as compared to the same period in 2019.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, the actions we are taking in response to the COVID-19 pandemic, our strategic initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores, our investments in digital and online capabilities, and other brand extension strategies, and other statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
•The automotive retail industry is sensitive to changing economic conditions and various other factors, including, but not limited to, unemployment levels, consumer confidence, fuel prices, interest rates, and tariffs. Our business and results of operations are substantially dependent on new and used vehicle sales levels in the United States and in our particular geographic markets, as well as the gross profit margins that we can achieve on our sales of vehicles, all of which are very difficult to predict. Any adverse economic impacts resulting from the COVID-19 pandemic, including any potential economic recessions or downturns, could materially adversely impact our business in future periods.
•Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.

•We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.
•We are investing significantly in our brand extension strategy, and if our strategic initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.
•If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed.
•New laws, regulations, or governmental policies regarding fuel economy and greenhouse gas emission standards, or changes to existing standards, may affect vehicle manufacturers’ ability to produce cost-effective vehicles or vehicles that consumers demand, which could adversely impact our business, results of operations, financial condition, cash flow, and prospects.
•Natural disasters and adverse weather events can disrupt our business.
•We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.
•We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.
•Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.
•A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.
•Our debt agreements contain certain financial ratios and other restrictions on our ability to conduct our business, and our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.
•We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, and commercial paper program that could have a material adverse effect on our profitability.
•Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
•Our minority equity investment in Vroom Inc., which has a readily determinable fair value, is required to be measured at fair value. Fluctuations in its fair value could result in a loss, which could adversely impact our results of operations and financial condition. The carrying value of our minority equity investment in Waymo, which does not have a readily determinable fair value, is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
•Our largest stockholders, as a result of their ownership stakes in us, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
Please refer to our most recent Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, for additional discussion of the foregoing risks. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on the following social media channels:
•AutoNation’s Twitter feed (www.twitter.com/autonation)
•Mike Jackson’s Twitter feed (www.twitter.com/CEOMikeJackson)
The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in AutoNation to review the information that we post on these social media channels. These channels may be updated from time to time on AutoNation’s investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have market risk exposure to changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions.
We had $2.3 billion of variable rate vehicle floorplan payable at September 30, 2020, and $3.6 billion at December 31, 2019. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $23.1 million at September 30, 2020, and $35.8 million at December 31, 2019. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had no commercial paper notes outstanding at September 30, 2020, and $170.0 million at December 31, 2019. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $1.7 million at December 31, 2019.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $2.1 billion and had a fair value of $2.3 billion as of September 30, 2020, and totaled $1.9 billion and had a fair value of $2.0 billion as of December 31, 2019.
Equity Price Risk
We are subject to equity price risk with respect to our minority equity investment in Vroom Inc., which has a readily determinable fair value following Vroom’s initial public offering in the second quarter of 2020. During the period that we hold this equity investment, unrealized gains and losses will be recorded as the fair market value of this security changes over time. The fair value of this equity security was $288.5 million at September 30, 2020. A hypothetical 10% change in the equity price of this security would result in an approximate change to unrealized gain or loss of $28.8 million. The selected 10% hypothetical change in the equity price is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2020 - July 31, 2020	—	$—	—	$139.0
August 1, 2020 - August 31, 2020	—	$—	—	$139.0
September 1, 2020 - September 30, 2020	—	$—	—	$139.0
Total	—		—

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In October 2020, our Board of Directors increased the share repurchase authorization to $500 million.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated July 14, 2020, by and between AutoNation, Inc. and Michael J. Jackson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2020).
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

AUTONATION, INC.

Date:	October 21, 2020	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)