Form 10-K
period 2020-12-31
AUTONATION, INC.
filed 2021-02-16
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.1 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2020).
As of February 12, 2021, the registrant had 82,232,776 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2020, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of December 31, 2020, we also owned and operated 74 AutoNation-branded collision centers, 5 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “Customer Care”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2020.

For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2020, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Alfa Romeo	Lexus
Cadillac	GMC	Fiat	Subaru	Audi	Maserati
Chevrolet	Jeep	Honda	Toyota	Bentley	Mercedes-Benz
Chrysler	Lincoln	Hyundai	Volkswagen	BMW	MINI
Dodge	Ram	Infiniti	Volvo	Jaguar	Porsche
				Land Rover	Sprinter

The following table sets forth information regarding our new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2020:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,293.3	28,901	11.6	35
Chevrolet, Buick, Cadillac, GMC	1,099.5	28,020	11.2	40
Chrysler, Dodge, Jeep, Ram	1,018.3	23,766	9.5	68
Domestic Total	3,411.1	80,687	32.3	143
Import:
Toyota	1,628.8	51,692	20.7	19
Honda	910.9	32,967	13.2	24
Nissan	169.2	6,250	2.5	7
Other Import	574.8	18,168	7.3	28
Import Total	3,283.7	109,077	43.7	78
Premium Luxury:
Mercedes-Benz	1,406.2	22,768	9.1	38
BMW	943.1	15,311	6.1	16
Lexus	316.7	6,770	2.7	3
Audi	301.2	5,569	2.2	8
Jaguar Land Rover	439.2	5,861	2.3	16
Other Premium Luxury	317.4	3,611	1.6	13
Premium Luxury Total	3,723.8	59,890	24.0	94
	$10,418.6	249,654	100.0	315
The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2020, Premium Luxury revenue represented 35% of total revenue, Domestic revenue represented 32% of total revenue, and Import revenue represented 29% of total revenue. For additional financial information regarding our three reportable segments, refer to Note 21 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
Business Strategy
We seek to create long-term value for our stockholders by being the best-run, most profitable automotive retailer in the United States. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets. To achieve and sustain operational excellence, we are pursuing the following strategies:
•Create an industry-leading automotive retail customer experience in our stores and through our digital channels.
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
We continue to make significant investments to build a seamless, end-to-end customer experience in our stores and through our digital channels, and to improve our ability to generate business through those channels. We have enhanced the AutoNation Express experience - our integrated retailing solution that provides customers with a seamless and intuitive omnichannel vehicle shopping and purchase experience - by continuing to build omnichannel digital capabilities that provide a personalized digital customer experience online and in-store. Our customers are able to complete key automotive retail- and service-related transactions through our digital channels such as selecting and reserving a vehicle with a guaranteed price, scheduling a test drive, calculating payment options, receiving a certified trade-in or purchase offer for a vehicle that a customer wants to sell, applying for financing, selecting vehicle protection products, scheduling in-store pick up or home delivery, arranging service appointments, receiving service updates, and paying for maintenance and repair services online. We have also developed proprietary tools that leverage real-time customer data to guide and personalize the customer experience.
Since the onset of the pandemic, we have implemented cleaning, sanitization, and social distancing best practices at all of our stores to ensure our customers are afforded a clean and safe environment.
•Continue to invest in the AutoNation retail brand to enhance our strong customer satisfaction and expand our market share.
We continue to build upon our comprehensive, customer-focused brand extension strategy by expanding our AutoNation USA used vehicle store footprint. We plan to build over 100 AutoNation USA stores with approximately 50 stores completed by the end of 2025. The first phase of the AutoNation USA store expansion will include extending AutoNation’s coast to coast footprint into new markets. AutoNation USA stores will continue to leverage the AutoNation brand and its proven processes for a competitive advantage. With the AutoNation USA store expansion, we have set a long-term goal of retailing over one million combined new and used vehicle units per year. We anticipate that our capital investments for the AutoNation USA store expansion through the end of 2025 will exceed $500 million in the aggregate.
Our brand extension strategy also includes AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), AutoNation-branded parts and accessories, AutoNation-branded collision centers, and AutoNation-branded automotive auctions, as well as our One Price used vehicle centralized pricing and appraisal strategy, our “We’ll Buy Your Car” program (under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations), and related training and systems.
We expect that these initiatives will continue to expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
•Leverage our significant scale and cost structure to improve our operating efficiency.
As the largest automotive retailer in the United States, we are uniquely positioned to leverage our significant scale so that we are able to achieve competitive operating margins by centralizing and streamlining various business processes. We strive to manage our new and used vehicle inventories so that our stores’ supply and mix of vehicles are in line with seasonal sales trends and also minimize our carrying costs. Additionally, we are able to improve financial controls and lower servicing costs by maintaining many key store-level accounting and administrative activities in our Shared Services Center located in Irving, Texas. We also leverage our digital capabilities to drive cost reductions and increased efficiency for the long-term success of our business. Finally, we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2020, approximately 39% of our segment income for reportable segments was generated by Premium Luxury franchises, approximately 32% by Import franchises, and approximately 29% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.

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
Operations
Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same brand franchise. We generally acquire used vehicles from customers, primarily through trade-ins and our “We’ll Buy Your Car” program, as well as through auctions, lease terminations, and other sources, and we generally recondition used vehicles acquired for retail sale in our parts and service departments. Used vehicles that we do not sell at our stores generally are sold at wholesale prices through auctions. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.
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

As of December 31, 2020, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	49	59	24
Texas	40	62	21
California	37	49	19
Colorado	15	25	7
Arizona	14	18	6
Washington	14	19	5
Nevada	11	13	4
Georgia	14	22	4
Illinois	7	8	2
Tennessee	8	12	2
Maryland	7	9	1
New York	4	6	1
Ohio	4	4	1
Virginia	2	2	1
Alabama	3	6	1
Minnesota	1	1	1
Total	230	315	100
(1)Revenue by state includes revenue from non-dealership operations, such as collision centers, AutoNation USA used vehicle stores, automotive auction operations, and parts distribution centers.
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
Markets and Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online and mobile offerings. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities.
New vehicle unit volume has been impacted by reduced availability of inventory due to inventory shortages from manufacturer plant closures resulting from the COVID-19 pandemic. We expect that new vehicle inventory shortages will continue into 2021. Continued elevated levels in off-lease supply of late-model used vehicles has resulted in wider availability of in-demand technology features on used vehicles. Additionally, affordability of used vehicles has increased as compared to new vehicles. These changing dynamics in the used vehicle market have resulted in reduced disparity between used vehicles and new vehicles, and a corresponding shift in demand from new vehicles to used vehicles. In response to these shifting dynamics we have prioritized our capital expenditures towards opportunities with the greatest return potential and we plan to expand our AutoNation USA used vehicle store footprint by building over 100 new stores, with 5 completed by the end of 2021 and 50 completed by the end of 2025.
According to industry sources, as of December 31, 2020, there were approximately 16,600 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We face competition from (i) several public companies that operate numerous automotive retail stores or collision centers on a regional or national basis, including franchised dealers that sell new and used vehicles, non-franchised dealers that sell only used vehicles, and manufacturers that sell directly to customers, (ii) private companies that operate automotive retail stores or collision centers in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.
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
Human Capital
As of December 31, 2020, we employed approximately 21,600 full-time and part-time associates, approximately 230 of whom were covered by collective bargaining agreements. We believe that we have good relations with our associates. See “Corporate Social Responsibility – Our Workplace” below for more information on human capital measures and objectives that we focus on in managing the business.

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
Information about our Executive Officers
The following sets forth certain information regarding our executive officers as of February 16, 2021.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry
Mike Jackson	72	Chief Executive Officer and Director	21	50
James R. Bender	65	President and Chief Operating Officer	21	44
Joseph T. Lower	54	Executive Vice President and Chief Financial Officer	1	1
Marc Cannon	59	Executive Vice President and Chief Customer Experience Officer	23	34
C. Coleman Edmunds	56	Executive Vice President, General Counsel and Corporate Secretary	25	25
Mike Jackson has served as our Chief Executive Officer since April 2020 and as a Director since September 1999. He also served as our Chief Executive Officer from September 1999 until March 2019, as our Chairman of the Board from January 2003 until February 2021, as our President from February 2015 until January 2017 and from June 2017 until March 2019, and as our Executive Chairman from March 2019 until April 2020. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated 11 automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. From January 2018 until December 2018, Mr. Jackson served as Chair, and from January 2015 until December 2017 as Deputy Chair, of the Board of Directors of the Federal Reserve Bank of Atlanta. He was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta in January 2014, after having previously served on the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch.
James R. Bender has served as our President since April 2020 and as our Chief Operating Officer since July 2019. Mr. Bender is responsible for new and used vehicle sales, as well as Customer Financial Services, Customer Care, Human Resources, Corporate Development, and Manufacturer Relations. From January 2019 until July 2019, he served as our

Executive Vice President, Sales, and from July 2019 until April 2020, he served as our Executive Vice President and Chief Operating Officer. Prior to becoming an Executive Vice President, Mr. Bender served as Region President of our Eastern Region, with responsibility for the states of Florida, Georgia, Alabama, Virginia, Tennessee, Ohio, and Maryland from February 2015 until December 2018, and as President of our former Florida Region from April 2004 until January 2015. Mr. Bender joined AutoNation in April 2000.
Joseph T. Lower has served as our Executive Vice President and Chief Financial Officer since January 2020. Mr. Lower is responsible for overseeing the finance department and for all financial controls and external reporting, financial planning and analysis, and accounting, as well as the tax, internal audit, treasury, investor relations, and corporate real estate functions. He is also responsible for our strategy department and the Company’s shared service center in Irving, Texas. Prior to joining AutoNation, Mr. Lower served as Executive Vice President and Chief Financial Officer of Office Depot, Inc. from January 2018 until January 2020. From November 2014 until April 2017, he served as Vice President and Chief Financial Officer of B/E Aerospace. Prior to joining B/E Aerospace, Mr. Lower held a number of management-level positions at The Boeing Company, including as Vice President - Business Development and Strategy from October 2009 until October 2014 and as Vice President - Corporate & Strategic Development from May 2002 until October 2009. In addition, among other finance positions, Mr. Lower spent six years with Credit Suisse in various investment banking roles, including positions in mergers and acquisitions and corporate finance.
Marc Cannon has served as an Executive Vice President since January 2017 and as our Chief Customer Experience Officer since April 2020. Mr. Cannon is responsible for marketing, communications, customer service, AutoNation.com, and public policy. From February 2016 until January 2017, he served as our Chief Marketing Officer, Senior Vice President of Communications and Public Policy, and from February 2007 until February 2016, he served as our Senior Vice President, Corporate Communications.
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
The Environment
We are committed to managing our environmental impact and continually work to reduce it where practicable. The following highlights some of our environmental stewardship initiatives:
•Product offering: We offer a wide variety of environmentally friendly vehicles, including electric, flex fuel/electric hybrid, gas/electric hybrid, and flex fuel capable. We expect our manufacturer partners to continue to enhance their offerings of these types of vehicles.
•Building and maintenance: As we build new facilities, we take various measures to reduce our environmental impact, such as reducing water consumption, locally sourcing materials, and improving air quality. In addition, as we build new or renovate existing facilities, we install or convert to LED lighting where possible and practicable. Our corporate headquarters building in Fort Lauderdale, Florida, is LEED Gold Certified, and is one of several LEED certified properties that we occupy.
•Recycling: In addition to adhering to recycling statutes, we try to maximize our recycling efforts where practicable, whether water, oil, tire rubber, scrap metal, paper, plastic, car batteries, radiator cores, or other materials.
•Stewardship: We have implemented an Environmental, Health and Safety Compliance Program, which includes training and consulting support at our dealerships and other operating entities.

Our Communities
We are committed to supporting the communities in which we operate. We encourage our associates to be active members in the communities where they live and work through volunteerism and charitable giving. Cancer touches nearly everyone and that is why supporting cancer research and treatment is so important to us. We have transformed our brand through our “Drive Pink” initiative. More than a charitable focus on cancer research and treatment, Drive Pink is a core element of our corporate culture and has impacted customers, associates, and our communities in meaningful ways.
We fund national cancer research and treatment facilities from coast to coast through our philanthropic activities. Through the combined efforts of our 21,600 associates, vendors, partners, customers, and executive leadership, we have raised and donated over $25 million to support the world-class AutoNation Institute for Breast Cancer Research and Care, the Moffitt Cancer Center, the Breast Cancer Research Foundation, St. Jude Children’s Research Hospital, and other leading cancer facilities.
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
•Ethical standards: We have a Code of Business Ethics in place to help support our commitment to business ethics and responsibility. This Code describes our standards of business conduct and the steps AutoNation takes to ensure that our standards are understood and followed. Each AutoNation associate throughout the organization is expected to comply with the standards set forth in the Code. We also maintain a 24-hour Alert-Line for associates to anonymously report any Company policy violations under our Business Ethics Program.
•Customer satisfaction: We seek to deliver a consistently superior customer experience by offering a large selection of inventory, customer-friendly, transparent sales and service processes, and competitive pricing in a clean and safe environment. We measure customer satisfaction and loyalty on a regular basis with a mission to deliver a peerless customer experience.
•Supplier relationships and sustainable procurement: We purchase products and services at a fair value regardless of the manufacturer or provider, while conducting our operations according to high standards of business conduct and all applicable legal requirements. For international suppliers that operate in geographic locations that do not mandate the same level of standards as the United States, we generally require such suppliers to adhere to various standards related to labor, environmental, health and safety, product safety, and anti-corruption, among others. We are also a member of an affiliate of the National Minority Supplier Development Council, which focuses on advancing business opportunities for certified minority business enterprises.
Our Workplace
AutoNation values the dignity of all employees and is committed to maintaining a work environment where all associates are valued and treated with respect. We seek to develop and foster a diverse and inclusive work environment based on ethics and integrity where all associates can devote their best efforts to their jobs.
•Respect in the Workplace: At AutoNation, we provide equal employment and promotional opportunities for all associates, as well as any individual applying for employment without regard to race, religion, sex, sexual orientation, gender identity or expression, national origin, age, disability, or any other protected characteristic as defined by applicable federal, state, or local law. We are committed to maintaining a work environment free from sexual and other harassment.

•Employee benefits: We offer a variety of employee benefits, such as competitive salaries/compensation plans, incentive compensation potential, and health and welfare benefits. Many of the valuable benefits we offer are free to our associates, including an innovative Company-paid cancer insurance plan that provides financial assistance to associates, their spouses, and their children who are diagnosed with cancer. This Company-paid benefit is offered by fewer than 5% of companies nationally and it underscores our commitment to driving out cancer.
•Healthy living: We encourage our associates and their families to be mindful of their physical and mental health, and we offer programs that provide free and confidential support services for a multitude of issues, such as legal, family/marital, and stress/anxiety, among others. We also provide a complimentary biometric screening for our associates and their spouses to raise their awareness of certain factors that can affect their health and increase the risk for heart disease, diabetes, or stroke. In addition, employees are eligible to receive annual company contributions to a health savings account from the company based on the type of coverage selected.
•Diversity: We endeavor to attract and retain diverse and talented people throughout our Company by engaging in diversity and inclusion initiatives, including programs specifically designed to develop diverse groups of leaders and to recruit current and former military personnel, among others.
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
Our Board of Directors consists of a diverse group of leaders. Many of them have experience serving as executive officers or on boards and board committees of major companies. Many of them also have extensive corporate finance and investment banking experience as well as a broad understanding of capital markets. A majority of our Board of Directors is independent, and each of the members of our audit, compensation, and corporate governance and nominating committees is independent. Each of our directors must stand for re-election annually and are elected by a majority of our shareholders. In addition, Rick L. Burdick, one of our independent directors, currently serves as our Chairman of the Board.
Investor Relations
Our relationship with our shareholders is an important part of AutoNation’s success. We have an investor outreach program committed to engaging with current and prospective stockholders and obtaining their perspectives. Our integrated outreach team engages proactively with our stockholders by participating in activities such as quarterly financial results conference calls, industry conferences and events, and one-on-one meetings.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, the actions we are taking in response to the COVID-19 pandemic, our strategic initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores, our investments in digital and online capabilities, and other brand extension strategies, and other statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
Risks Related to Economic Conditions
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
We believe that many factors affect sales of new and used vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences and the success of third-party online and mobile sales platforms, the level of personal discretionary spending, labor force participation and unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, tariffs, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, global pandemics, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, the length of consumer loans on existing vehicles, and the rise of ride-sharing applications. Changes in interest rates can significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, are sensitive to fuel prices and the level of construction activity. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. The imposition of new tariffs, quotas, duties, or other restrictions or limitations could increase prices for vehicles and/or parts imported into the United States and adversely impact demand for such vehicles and/or parts. Our vehicle sales, service, and collision businesses could also be adversely affected by changes in the automotive industry driven by new technologies, distribution channels, or products, including ride-sharing applications, subscription services, autonomous and electric vehicles, and accident avoidance technology.
Approximately 14.6 million, 17.0 million, and 17.3 million new vehicles, including retail and fleet vehicles, were sold in the United States in 2020, 2019, and 2018, respectively. We currently expect that the annual rate of U.S. new vehicle unit sales will approach 16 million units in 2021. However, actual sales may materially differ. Our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of parts and automotive repair and maintenance services and automotive finance and insurance products.
The COVID-19 pandemic has disrupted, and may continue to disrupt, our business, results of operations, and financial condition going forward. Future epidemics, pandemics, and other outbreaks could also disrupt our business, results of operations, and financial condition.
The COVID-19 pandemic has led to disruptions in each of our markets and the global economy. Throughout the COVID-19 pandemic, federal, state, and local governments have implemented a number of countermeasures to mitigate the impact of the COVID-19 pandemic, including a number of “shelter in place” or “stay at home” orders in the states and regions in which we operate, restrictions on travel, and restrictions on the types of businesses that can operate or the manner in which they may operate. As a result of the COVID-19 pandemic, we experienced significant declines in new and used vehicle unit sales and sales of our finance and insurance products, particularly during the first and second quarters of 2020. In addition, our parts and service business operated below full capacity during 2020 as a result of the countermeasures discussed above and a decrease in the average miles being driven in our markets during the COVID-19 pandemic.
The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, further actions that may be taken by federal, state, and local governments and third parties in response to the pandemic, the effectiveness of actions taken to contain the disease, the effectiveness of vaccines and the rollout of the vaccines, the effect of government assistance programs, and other unforeseen factors.
Depending on the magnitude and duration of the COVID-19 pandemic, the disruption and adverse impact of the COVID-19 pandemic on our business, results of operations, and financial condition could be material. The COVID-19 pandemic also may heighten or exacerbate many of the other risks discussed herein. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse effects to our business as a result of its economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending, and credit availability. Future epidemics, pandemics, and other outbreaks could disrupt and have a similar adverse impact on our business, results of operations, and financial condition.
Risks Related to Vehicle Manufacturers
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
The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
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
Our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example, (i) a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for such manufacturer’s products could be materially adversely affected, (iii) a lender in bankruptcy could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding, (iv) we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all, (v) we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy, and (vi) such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations and financial condition.
We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.
Vehicle manufacturers and distributors with whom we hold franchises have significant influence over the operations of our stores. The terms and conditions of our framework, franchise, and related agreements and the manufacturers’ interests and objectives may, in certain circumstances, conflict with our interests and objectives. For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness, and customer satisfaction or loyalty, and can influence our ability to acquire additional stores, the naming and marketing of our stores, our digital channels, our selection of store management, product stocking and advertising spending levels, and the level at which we capitalize our stores. Manufacturers also impose minimum facility requirements that can require significant capital expenditures. Manufacturers may also have certain rights to restrict our ability to provide guaranties of our operating companies, pledges of the capital stock of our subsidiaries, and liens on our assets, which could adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels. From time to time, we are precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction or loyalty) until our performance improves in accordance with the agreements, subject to applicable state franchise laws.
Manufacturers also have the right to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the financial condition, results of operations, cash flows, and prospects of our stores in the market in which the franchise action is taken.
Our framework, franchise, and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management, or any unapproved transfer of franchise rights or impairment of financial standing or failure to meet capital requirements), subject to applicable state franchise laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. Additionally, our framework agreements contain restrictions regarding a change in control, which may be outside of our control. See “Agreements with Vehicle Manufacturers” in Part I, Item 1 of this Form 10-K. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction, loyalty, performance, facility, and other requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows, and prospects. Furthermore, we rely on the protection of state franchise laws in the states in which we operate and if those laws are repealed or weakened, our framework, franchise, and related agreements may become more susceptible to termination, non-renewal, or renegotiation.
In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under certain of our debt agreements.
Risks Related to Strategic Initiatives
We are investing significantly in our brand extension strategy, and if our strategic initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results.
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in our brand extension strategy, which includes AutoNation USA used vehicle stores, branded Customer Financial Services products, branded parts and accessories, branded collision centers, and branded automotive auctions. In connection with our brand extension strategy, we adopted a one price used vehicle centralized pricing and appraisal strategy at all of our stores. See “Business Strategy” in Part I, Item 1 of this Form 10-K. These strategic initiatives may be impacted by a number of variables, including customer adoption, availability of used vehicle inventory, demand for our branded products, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. In addition, we depend on sourcing our branded parts and accessories through various partnerships and third-party suppliers. Our partners and third-party suppliers may be adversely impacted by a number of factors, including supply shortages, rising raw material costs, delays in shipping, economic downturns, liquidity concerns, natural disasters, labor strikes or shortages, fluctuations in currency exchange rates, product defects, litigation, governmental laws and regulations, tariffs and export product restrictions, and adverse publicity relating to their employment, environmental, or other business practices. There can be no assurance that those initiatives will be successful or that the amount we invest in those initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results, and we may be required to incur impairment charges.
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
Consumers are increasingly shopping for new and used vehicles, automotive repair and maintenance services, and other automotive products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete, that are designed to generate consumer sales leads that are sold to automotive dealers. We have invested and will continue to invest substantial resources on offering our vehicles and services through digital channels. There can be no assurance that our initiatives and investments in digital channels will be successful or result in improved financial performance. We face increased competition for market share from other automotive retailers and sales platforms that have also invested substantial resources on offering their vehicles and services through digital channels. If we fail to preserve the value of our retail brands, maintain our reputation, or attract consumers to our own digital channels, our business could be adversely impacted.
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
The carrying value of our minority equity investment in Waymo does not have a readily determinable fair value and is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
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
Risks Related to Legal, Regulatory, and Compliance Matters
New laws, regulations, or governmental policies regarding fuel economy and greenhouse gas emission standards, or changes to existing standards, may affect vehicle manufacturers’ ability to produce cost-effective vehicles or vehicles that consumers demand, which could adversely impact our business, results of operations, financial condition, cash flow, and prospects.
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
Risks Related to Cybersecurity
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
Risks Relating to our Indebtedness
Our debt agreements contain certain financial ratios and other restrictions on our ability to conduct our business, and our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.
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
As of December 31, 2020, we had $2.1 billion of total non-vehicle debt and $2.8 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:
•We may have difficulty satisfying our debt service obligations and, if we fail to comply with these requirements, an event of default could result;
•We may be required to dedicate a substantial portion of our cash flow from operations to make required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions, investments, and other general corporate activities;
•A downgrade in our credit ratings could negatively impact the interest rate payable on our senior notes and could negatively impact our ability to issue, or the interest rates for, commercial paper notes;
•Covenants relating to our indebtedness may limit our ability to obtain financing for working capital, capital expenditures, acquisitions, investments, and other general corporate activities;
•Covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•We may be more vulnerable to the impact of economic downturns and adverse developments in our business;
•We may be placed at a competitive disadvantage against any less leveraged competitors;

•Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise;
•An increase in our leverage ratio could negatively impact the applicable margins on interest rates charged for borrowings under our revolving credit facility; and
•Future share repurchases may be limited by the maximum leverage ratio and/or maximum capitalization ratio described above.
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
Risks Relating to Accounting Matters
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity. We recorded non-cash goodwill impairment charges of $318.3 million during 2020 and non-cash franchise rights impairment charges of $57.5 million and $9.6 million during 2020 and 2019, respectively. See Note 18 of the Notes to Consolidated Financial Statements for more information.
Risks Relating to our Stockholders
Our largest stockholders, as a result of their ownership stakes in us, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
Based on filings made with the SEC through February 16, 2021, William H. Gates III beneficially owns approximately 22% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates. As a result, Cascade may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 16, 2021, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 14% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 16, 2021, William H. Gates III and ESL beneficially own approximately 37% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.
General Risk Factors
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

ITEM 3.   LEGAL PROCEEDINGS
See Note 19 of the Notes to Consolidated Financial Statements for information about our legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” As of February 12, 2021, there were 1,223 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three and twelve months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2020 – October 31, 2020	550,000	$58.41	550,000	$467.9
November 1, 2020 – November 30, 2020	1,910,000	$61.16	1,910,000	$351.1
December 1, 2020 – December 31, 2020	2,280,266	$67.22	2,280,266	$197.8
Total for three months ended December 31, 2020	4,740,266		4,740,266
Total for twelve months ended December 31, 2020	7,248,040		7,244,825

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2020, $197.8 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date. In 2020, all of our shares were repurchased under our stock repurchase program, except for 3,215 shares that were surrendered to AutoNation in the first quarter of 2020 to satisfy tax withholding obligations in connection with the vesting of restricted stock. In February 2021, our Board of Directors increased the share repurchase authorization by $1 billion.

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2015 through December 31, 2020 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2015 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/2015	12/2016	12/2017	12/2018	12/2019	12/2020
AutoNation Inc.	100.00	81.55	86.04	59.84	81.51	116.98
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Public Auto Retail Peer Group	100.00	113.06	112.71	101.78	152.39	191.10

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2020	2019	2018	2017	2016
Consolidated Statements of Income Data:
Revenue	$20,390.0	$21,335.7	$21,412.8	$21,534.6	$21,609.0
Income from continuing operations before income taxes	$550.1	$612.6	$529.4	$636.5	$702.3
Net income	$381.6	$450.0	$396.0	$434.6	$430.5
Basic earnings (loss) per share:
Continuing operations	$4.32	$5.00	$4.36	$4.45	$4.19
Discontinued operations	$—	$(0.01)	$—	$—	$(0.01)
Net income	$4.32	$4.99	$4.36	$4.44	$4.18
Weighted average common shares outstanding	88.3	90.1	90.9	97.8	103.1
Diluted earnings (loss) per share:
Continuing operations	$4.30	$4.98	$4.34	$4.43	$4.16
Discontinued operations	$—	$(0.01)	$—	$—	$(0.01)
Net income	$4.30	$4.97	$4.34	$4.43	$4.15
Weighted average common shares outstanding	88.7	90.5	91.3	98.2	103.8
Common shares outstanding, net of treasury stock	83.5	89.3	90.0	91.6	100.7
Consolidated Balance Sheets Data:
Total assets (1)	$9,887.2	$10,543.3	$10,665.1	$10,271.5	$10,060.0
Long-term debt, net of current maturities (1)	$1,792.6	$1,578.5	$1,926.2	$1,959.2	$1,611.1
Shareholders’ equity	$3,235.7	$3,162.1	$2,716.0	$2,369.3	$2,310.3
Retail vehicle unit sales (continuing operations):
New vehicle	249,654	282,602	310,839	329,116	337,622
Used vehicle	241,182	246,113	237,722	234,148	225,713
Total	490,836	528,715	548,561	563,264	563,335
(1)    Effective January 1, 2019, we adopted the new lease accounting standard (ASC Topic 842) that establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. We adopted this accounting standard using the optional transition method with no restatement of comparative periods. Therefore, the comparative information for years prior to 2019 has not been adjusted and continues to be reported under ASC Topic 840.
See the Notes to Consolidated Financial Statements for additional information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K includes discussion of year-to-year comparisons between 2020 and 2019. Discussion of year-to-year comparisons between 2019 and 2018 can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2020, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of December 31, 2020, we also owned and operated 74 AutoNation-branded collision centers, 5 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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
As of December 31, 2020, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2020, new vehicle sales accounted for 51% of our total revenue and 16% of our total gross profit. Used vehicle sales accounted for 27% of our total revenue and 13% of our total gross profit. Our parts and service operations, while comprising 16% of our total revenue, contributed 41% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 30% of our total gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 14.6 million in 2020, as compared to 17.0 million in 2019 and 17.3 million in 2018. We currently expect that the annual rate of U.S. new vehicle unit sales will approach 16 million units in 2021. However, actual sales may materially differ. New vehicle unit volume has been impacted by reduced availability of inventory due to inventory shortages from manufacturer plant closures resulting from the COVID-19 pandemic. We expect that new vehicle inventory shortages will continue into 2021. Compared to the prior year, full-year U.S. industry used vehicle unit sales in 2020 decreased 7.0% and our full year used vehicle unit sales decreased 2.0%. During the second half of 2020, both industry and our used vehicle unit volume increased compared to the same period in the prior year. Market demand for used vehicles has increased due in part to increased affordability compared to new vehicles and decreased availability of new vehicles. The tight supply of new vehicle inventory and increased demand for used vehicles benefited new and used vehicle margins in 2020. While vehicle unit volume and parts and service volume improved during the second half of 2020, continued elevated levels of COVID-19 cases in the United States, and particularly in states where we have a significant presence, could lead to additional governmental orders and other market disrupting impacts that could materially adversely impact our business. Additionally, any adverse economic impacts resulting from the COVID-19 pandemic, including any potential economic recessions or downturns, could materially adversely impact our business in future periods.
Results of Operations
We had net income from continuing operations of $381.8 million and diluted earnings per share of $4.30 in 2020, as compared to net income from continuing operations of $450.8 million and diluted earnings per share of $4.98 in 2019.
Our total gross profit increased 1% during 2020, driven primarily by increases in new vehicle and used vehicle gross profit of 16% and 25%, respectively, partially offset by a decrease in our parts and service gross profit of 10%, each as compared to 2019. New and used vehicle gross profit benefited from an increase in gross profit per vehicle retailed (“PVR”) resulting from the tight supply of new vehicle inventory and increased demand for used vehicles, respectively, partially offset by a decrease in unit volume. Parts and service gross profit was adversely impacted by a decrease in parts and service volume that has been slow to recover from the effects of the COVID-19 pandemic.
Floorplan interest expense decreased in 2020 compared to the prior year as it benefited from the tight supply of new vehicle inventory, as well as several Federal Reserve interest rate reductions made in late 2019 and early 2020.
We implemented various actions during the year to mitigate the financial impact of the COVID-19 pandemic, including temporarily placing associates on unpaid leave, implementing temporary base pay reductions for our executive officers and associates, temporarily freezing corporate new hiring, reducing our advertising expenses by approximately 14% for 2020, as compared to the prior year, significantly reducing our discretionary spending, and postponing over $130 million of capital expenditures. We also adjusted our sales model to further focus on digital and store efficiencies, and in June 2020, we restructured our workforce, mostly in our field operations. As a result, SG&A expenses as a percentage of gross profit decreased to 67.9% during 2020, from 72.6% in 2019.
During 2020, net income from continuing operations was adversely impacted by non-cash after-tax goodwill and franchise rights impairment charges totaling $308.4 million and after-tax charges incurred in connection with the closure of our aftermarket collision parts (“ACP”) business of $27.8 million. Net income from continuing operations during 2020 benefited from an after-tax gain related to our minority equity investment in Vroom Inc. of $97.5 million due to gains realized on sales of Vroom shares as well as a change in the fair value of the remaining shares held as of December 31, 2020. During 2019, net income from continuing operations benefited from net after-tax gains related to store/property divestitures of $34.4 million and after-tax gains related to legal settlements of $5.7 million.
Exit or Disposal Cost Obligations
On August 17, 2020, we made the decision to close our ACP business, which was finalized as of December 31, 2020. The ACP business represented less than 1% of our parts and service gross profit in 2020. In connection with the closing of the ACP business, we incurred total pre-tax charges of $36.7 million during 2020. The charges are comprised of inventory valuation adjustments, contract termination charges, accelerated depreciation and amortization, asset impairment charges, involuntary termination benefits, and other associated closing costs. See Note 16 of the Notes to Consolidated Financial Statements for additional information.
Strategic Initiatives
We plan to expand our AutoNation USA used vehicle stores by building over 100 stores with approximately 50 stores completed by the end of 2025. We anticipate that our capital investments for these 50 stores will exceed $500 million in the aggregate. The planned roll-out may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.

We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at December 31, 2020 or 2019. We continue to actively manage inventory levels in response to impacts from the COVID-19 pandemic.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.4 million at December 31, 2020, and $3.2 million at December 31, 2019.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.5 million at December 31, 2020, and $11.1 million at December 31, 2019.

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
During the first quarter of 2020, in light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Consolidated Statements of Income. The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of our reporting units. See Note 18 of the Notes to Consolidated Financial Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative goodwill impairment test. This process also requires that we reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium, based upon our stock price and/or average stock price over a reasonable period as of the measurement date.
As a result of the quantitative goodwill impairment tests, goodwill associated with our Premium Luxury reporting unit was partially impaired and goodwill associated with our Collision Centers and Parts Centers reporting units was fully impaired. The fair values of our Domestic and Import reporting units substantially exceeded their carrying values. Therefore, the most significant impact of a change in the assumptions used in determining our goodwill impairment as of March 31, 2020, was related to our Premium Luxury reporting unit. As noted above, the goodwill impairment testing process requires the estimated aggregate fair values of our reporting units to be reconciled with our market capitalization, including consideration of a control premium, based upon our stock price and/or average stock price over a reasonable period as of the measurement date. The COVID-19 pandemic had a significant adverse impact on the U.S. stock market during the first quarter of 2020, and our closing stock price declined significantly as of March 31, 2020. As a result, as of

March 31, 2020, our market capitalization and, therefore, the estimated fair values of our reporting units, significantly decreased. As a measure of sensitivity, a 50 basis point increase in the discount rate would have resulted in an increase to the goodwill impairment charge of approximately $100 million. This result and discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used in determining our goodwill impairment given the number of assumptions used in determining the impairment and the degree of sensitivity to changes in such assumptions in the determination of the fair value of the Company and its assets and liabilities. We would have been in compliance with the financial covenants in our debt agreements even if we had impaired all of the goodwill associated with all of our reporting units as such charges do not factor into the calculations for those covenants.
For our April 30, 2020 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
As of December 31, 2020, we have $227.2 million of goodwill related to the Domestic reporting unit, $500.6 million related to the Import reporting unit, and $457.2 million related to the Premium Luxury reporting unit.
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
For our April 30, 2020 annual impairment test, we elected to perform quantitative franchise rights impairment tests, and no additional impairment charges resulted from these quantitative tests. We identified seven stores that, while they each had franchise rights fair value in excess of or equal to carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. As of December 31, 2020, we had 56 stores with franchise rights totaling $509.0 million.
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
Impact of the COVID-19 Pandemic on Goodwill and Other Intangible Assets
Although economic conditions have improved during the second half of 2020, we cannot predict the duration or scope of the COVID-19 pandemic. Negative financial impacts on our financial results and performance could be material in future periods. A change in the conditions, circumstances, or strategy, which influence determinations of fair value, including negative or declining cash flows or a decline in actual or planned revenues for our stores for a prolonged period, and, as it relates to goodwill, a significant decrease in our market capitalization or profitability, may result in a need to recognize additional goodwill and/or franchise rights impairment charges in the future.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2020 vs. 2019			2019 vs. 2018
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$10,418.6	$11,166.5	$(747.9)	(6.7)	$11,751.6	$(585.1)	(5.0)
Retail used vehicle	5,260.5	5,160.3	100.2	1.9	4,807.6	352.7	7.3
Wholesale	340.8	306.2	34.6	11.3	315.7	(9.5)	(3.0)
Used vehicle	5,601.3	5,466.5	134.8	2.5	5,123.3	343.2	6.7
Finance and insurance, net	1,059.3	1,023.3	36.0	3.5	981.4	41.9	4.3
Total variable operations(1)	17,079.2	17,656.3	(577.1)	(3.3)	17,856.3	(200.0)	(1.1)
Parts and service	3,257.4	3,572.1	(314.7)	(8.8)	3,447.6	124.5	3.6
Other	53.4	107.3	(53.9)		108.9	(1.6)
Total revenue	$20,390.0	$21,335.7	$(945.7)	(4.4)	$21,412.8	$(77.1)	(0.4)
Gross profit:
New vehicle	$584.1	$503.9	$80.2	15.9	$516.1	$(12.2)	(2.4)
Retail used vehicle	414.5	346.8	67.7	19.5	327.6	19.2	5.9
Wholesale	44.5	21.2	23.3		14.1	7.1
Used vehicle	459.0	368.0	91.0	24.7	341.7	26.3	7.7
Finance and insurance	1,059.3	1,023.3	36.0	3.5	981.4	41.9	4.3
Total variable operations(1)	2,102.4	1,895.2	207.2	10.9	1,839.2	56.0	3.0
Parts and service	1,460.8	1,622.6	(161.8)	(10.0)	1,555.3	67.3	4.3
Other	3.2	5.2	(2.0)		2.8	2.4
Total gross profit	3,566.4	3,523.0	43.4	1.2	3,397.3	125.7	3.7
Selling, general, and administrative expenses	2,422.0	2,558.6	136.6	5.3	2,509.8	(48.8)	(1.9)
Depreciation and amortization	198.9	180.5	(18.4)		166.2	(14.3)
Goodwill impairment	318.3	—	(318.3)		—	—
Franchise rights impairment	57.5	9.6	(47.9)		8.1	(1.5)
Other (income) expense, net	6.5	(49.3)	(55.8)		(64.7)	(15.4)
Operating income	563.2	823.6	(260.4)	(31.6)	777.9	45.7	5.9
Non-operating income (expense) items:
Floorplan interest expense	(63.8)	(138.4)	74.6		(130.4)	(8.0)
Other interest expense	(93.7)	(106.7)	13.0		(119.4)	12.7
Interest income	0.3	0.5	(0.2)		1.1	(0.6)
Other income, net	144.1	33.6	110.5		0.2	33.4
Income from continuing operations before income taxes	$550.1	$612.6	$(62.5)	(10.2)	$529.4	$83.2	15.7
Retail vehicle unit sales:
New vehicle	249,654	282,602	(32,948)	(11.7)	310,839	(28,237)	(9.1)
Used vehicle	241,182	246,113	(4,931)	(2.0)	237,722	8,391	3.5
	490,836	528,715	(37,879)	(7.2)	548,561	(19,846)	(3.6)
Revenue per vehicle retailed:
New vehicle	$41,732	$39,513	$2,219	5.6	$37,806	$1,707	4.5
Used vehicle	$21,811	$20,967	$844	4.0	$20,224	$743	3.7
Gross profit per vehicle retailed:
New vehicle	$2,340	$1,783	$557	31.2	$1,660	$123	7.4
Used vehicle	$1,719	$1,409	$310	22.0	$1,378	$31	2.2
Finance and insurance	$2,158	$1,935	$223	11.5	$1,789	$146	8.2
Total variable operations(2)	$4,193	$3,544	$649	18.3	$3,327	$217	6.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2020 (%)	2019 (%)	2018 (%)
Revenue mix percentages:
New vehicle	51.1	52.3	54.9
Used vehicle	27.5	25.6	23.9
Parts and service	16.0	16.7	16.1
Finance and insurance, net	5.2	4.8	4.6
Other	0.2	0.6	0.5
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	16.4	14.3	15.2
Used vehicle	12.9	10.4	10.1
Parts and service	41.0	46.1	45.8
Finance and insurance	29.7	29.0	28.9
Other	—	0.2	—
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	4.5	4.4
Used vehicle-retail	7.9	6.7	6.8
Parts and service	44.8	45.4	45.1
Total	17.5	16.5	15.9
Selling, general, and administrative expenses	11.9	12.0	11.7
Operating income	2.8	3.9	3.6
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	67.9	72.6	73.9
Operating income	15.8	23.4	22.9

	December 31,
	2020	2019
Days supply:
New vehicle (industry standard of selling days)	42 days	52 days
Used vehicle (trailing calendar month days)	39 days	39 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the year 2019 column that is being compared to the year 2020 column may differ from the amounts presented in the year 2019 column that is being compared to the year 2018 column. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$10,414.3	$11,046.5	$(632.2)	(5.7)	$10,908.4	$11,366.8	$(458.4)	(4.0)
Retail used vehicle	5,257.6	5,096.6	161.0	3.2	5,040.6	4,649.3	391.3	8.4
Wholesale	340.7	302.3	38.4	12.7	299.3	306.4	(7.1)	(2.3)
Used vehicle	5,598.3	5,398.9	199.4	3.7	5,339.9	4,955.7	384.2	7.8
Finance and insurance, net	1,059.1	1,012.9	46.2	4.6	1,004.5	953.7	50.8	5.3
Total variable operations(1)	17,071.7	17,458.3	(386.6)	(2.2)	17,252.8	17,276.2	(23.4)	(0.1)
Parts and service	3,201.1	3,457.0	(255.9)	(7.4)	3,479.6	3,335.0	144.6	4.3
Other	53.0	107.0	(54.0)		105.2	108.4	(3.2)
Total revenue	$20,325.8	$21,022.3	$(696.5)	(3.3)	$20,837.6	$20,719.6	$118.0	0.6
Gross profit:
New vehicle	$583.8	$502.1	$81.7	16.3	$494.7	$506.9	$(12.2)	(2.4)
Retail used vehicle	414.7	344.5	70.2	20.4	341.8	320.2	21.6	6.7
Wholesale	44.6	21.7	22.9		20.8	14.6	6.2
Used vehicle	459.3	366.2	93.1	25.4	362.6	334.8	27.8	8.3
Finance and insurance	1,059.1	1,012.9	46.2	4.6	1,004.5	953.7	50.8	5.3
Total variable operations(1)	2,102.2	1,881.2	221.0	11.7	1,861.8	1,795.4	66.4	3.7
Parts and service	1,469.7	1,584.4	(114.7)	(7.2)	1,580.2	1,503.8	76.4	5.1
Other	2.7	5.2	(2.5)		5.3	3.0	2.3
Total gross profit	$3,574.6	$3,470.8	$103.8	3.0	$3,447.3	$3,302.2	$145.1	4.4
Retail vehicle unit sales:
New vehicle	249,595	278,666	(29,071)	(10.4)	275,808	298,468	(22,660)	(7.6)
Used vehicle	241,048	242,146	(1,098)	(0.5)	239,996	228,093	11,903	5.2
Total	490,643	520,812	(30,169)	(5.8)	515,804	526,561	(10,757)	(2.0)
Revenue per vehicle retailed:
New vehicle	$41,725	$39,641	$2,084	5.3	$39,551	$38,084	$1,467	3.9
Used vehicle	$21,811	$21,048	$763	3.6	$21,003	$20,383	$620	3.0
Gross profit per vehicle retailed:
New vehicle	$2,339	$1,802	$537	29.8	$1,794	$1,698	$96	5.7
Used vehicle	$1,720	$1,423	$297	20.9	$1,424	$1,404	$20	1.4
Finance and insurance	$2,159	$1,945	$214	11.0	$1,947	$1,811	$136	7.5
Total variable operations(2)	$4,194	$3,570	$624	17.5	$3,569	$3,382	$187	5.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2020 (%)	2019 (%)	2019 (%)	2018 (%)
Revenue mix percentages:
New vehicle	51.2	52.5	52.3	54.9
Used vehicle	27.5	25.7	25.6	23.9
Parts and service	15.7	16.4	16.7	16.1
Finance and insurance, net	5.2	4.8	4.8	4.6
Other	0.4	0.6	0.6	0.5
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	16.3	14.5	14.4	15.4
Used vehicle	12.8	10.6	10.5	10.1
Parts and service	41.1	45.6	45.8	45.5
Finance and insurance	29.6	29.2	29.1	28.9
Other	0.2	0.1	0.2	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	4.5	4.5	4.5
Used vehicle-retail	7.9	6.8	6.8	6.9
Parts and service	45.9	45.8	45.4	45.1
Total	17.6	16.5	16.5	15.9

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2020	2019	2020 vs. 2019			2019 vs. 2018
			Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$10,418.6	$11,166.5	$(747.9)	(6.7)	$11,751.6	$(585.1)	(5.0)
Gross profit	$584.1	$503.9	$80.2	15.9	$516.1	$(12.2)	(2.4)
Retail vehicle unit sales	249,654	282,602	(32,948)	(11.7)	310,839	(28,237)	(9.1)
Revenue per vehicle retailed	$41,732	$39,513	$2,219	5.6	$37,806	$1,707	4.5
Gross profit per vehicle retailed	$2,340	$1,783	$557	31.2	$1,660	$123	7.4
Gross profit as a percentage of revenue	5.6%	4.5%			4.4%
Inventory days supply (industry standard of selling days)	42 days	52 days

	Years Ended December 31,
	2020	2019	2020 vs. 2019		2019	2018	2019 vs. 2018
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$10,414.3	$11,046.5	$(632.2)	(5.7)	$10,908.4	$11,366.8	$(458.4)	(4.0)
Gross profit	$583.8	$502.1	$81.7	16.3	$494.7	$506.9	$(12.2)	(2.4)
Retail vehicle unit sales	249,595	278,666	(29,071)	(10.4)	275,808	298,468	(22,660)	(7.6)
Revenue per vehicle retailed	$41,725	$39,641	$2,084	5.3	$39,551	$38,084	$1,467	3.9
Gross profit per vehicle retailed	$2,339	$1,802	$537	29.8	$1,794	$1,698	$96	5.7
Gross profit as a percentage of revenue	5.6%	4.5%			4.5%	4.5%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $4.3 million, $120.0 million, and $384.8 million in new vehicle revenue and $0.3 million, $1.8 million, and $9.2 million in new vehicle gross profit for 2020, 2019, and 2018, respectively, is related to acquisition and divestiture activity, as well as new add-point openings, as applicable in a given year.
2020 compared to 2019
Same store new vehicle revenue decreased during 2020, as compared to 2019, due to a decrease in same store unit volume, partially offset by an increase in same store revenue PVR. The decrease in same store unit volume was primarily due to significant declines in new vehicle unit sales, particularly during the last two weeks of March 2020 through April 2020, as a result of the COVID-19 pandemic. Same store unit volume was also adversely impacted by reduced availability of inventory due to inventory shortages from manufacturer plant closures resulting from the COVID-19 pandemic. Additionally, same store unit volume was adversely impacted by a shift in mix to used vehicles. Our used-to-new vehicle unit sales ratio increased to 96.6% in 2020, as compared to 86.9% in 2019.
Same store revenue PVR increased during 2020, as compared to 2019, due in part to reduced availability of inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices. The shift in mix toward trucks and sports utility vehicles is due to a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Same store revenue PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices, as well as an increase in the manufacturers’ suggested retail prices for Premium Luxury vehicles.
Same store gross profit PVR increased during 2020, as compared to the same period in 2019, primarily due to increases in gross profit PVR as a result of the tighter supply in new vehicle inventory. Same store gross profit also benefited from increased manufacturer support in the form of incentives, particularly in the first half of 2020, as a result of the COVID-19 pandemic.

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

	Years Ended December 31,
($ in millions)	2020	2019	Variance 2020 vs. 2019	2018	Variance 2019 vs. 2018
Floorplan assistance	$110.7	$111.8	$(1.1)	$117.9	$(6.1)
New vehicle floorplan interest expense	(58.0)	(128.1)	70.1	(121.7)	(6.4)
Net new vehicle inventory carrying benefit (cost)	$52.7	$(16.3)	$69.0	$(3.8)	$(12.5)
2020 compared to 2019
We had a net new vehicle inventory carrying benefit in 2020 and a net new vehicle inventory carrying cost in 2019. Floorplan interest expense decreased due to lower average interest rates and lower average floorplan balances. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. The Federal Reserve reduced interest rates three times over the third and fourth quarters of 2019, and in response to the COVID-19 pandemic, the Federal Reserve further reduced interest rates to near 0% in March 2020. Floorplan assistance decreased due to lower new vehicle unit sales, partially offset by an increase in the average floorplan assistance rate per unit.

Used Vehicle

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions, except per vehicle data)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$5,260.5	$5,160.3	$100.2	1.9	$4,807.6	$352.7	7.3
Wholesale revenue	340.8	306.2	34.6	11.3	315.7	(9.5)	(3.0)
Total revenue	$5,601.3	$5,466.5	$134.8	2.5	$5,123.3	$343.2	6.7
Retail gross profit	$414.5	$346.8	$67.7	19.5	$327.6	$19.2	5.9
Wholesale gross profit	44.5	21.2	23.3		14.1	7.1
Total gross profit	$459.0	$368.0	$91.0	24.7	$341.7	$26.3	7.7
Retail vehicle unit sales	241,182	246,113	(4,931)	(2.0)	237,722	8,391	3.5
Revenue per vehicle retailed	$21,811	$20,967	$844	4.0	$20,224	$743	3.7
Gross profit per vehicle retailed	$1,719	$1,409	$310	22.0	$1,378	$31	2.2
Gross profit as a percentage of retail revenue	7.9%	6.7%			6.8%
Inventory days supply (trailing calendar month days)	39 days	39 days

	Years Ended December 31,
	2020	2019	2020 vs. 2019		2019	2018	2019 vs. 2018
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$5,257.6	$5,096.6	$161.0	3.2	$5,040.6	$4,649.3	$391.3	8.4
Wholesale revenue	340.7	302.3	38.4	12.7	299.3	306.4	(7.1)	(2.3)
Total revenue	$5,598.3	$5,398.9	$199.4	3.7	$5,339.9	$4,955.7	$384.2	7.8
Retail gross profit	$414.7	$344.5	$70.2	20.4	$341.8	$320.2	$21.6	6.7
Wholesale gross profit	44.6	21.7	22.9		20.8	14.6	6.2
Total gross profit	$459.3	$366.2	$93.1	25.4	$362.6	$334.8	$27.8	8.3
Retail vehicle unit sales	241,048	242,146	(1,098)	(0.5)	239,996	228,093	11,903	5.2
Revenue per vehicle retailed	$21,811	$21,048	$763	3.6	$21,003	$20,383	$620	3.0
Gross profit per vehicle retailed	$1,720	$1,423	$297	20.9	$1,424	$1,404	$20	1.4
Gross profit as a percentage of retail revenue	7.9%	6.8%			6.8%	6.9%

The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $2.9 million, $63.7 million, and $158.3 million in retail used vehicle revenue and $0.2 million, $2.3 million, and $7.4 million in retail used vehicle gross profit for 2020, 2019, and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points, AutoNation USA used vehicle stores, and automotive auctions, as applicable in a given year.

2020 compared to 2019
Same store retail used vehicle revenue increased during 2020, as compared to 2019, due to an increase in same store revenue PVR, partially offset by a decrease in same store unit volume. The decrease in same store unit volume was due to significant declines in used retail vehicle unit sales during the last two weeks of March 2020 through April 2020 as a result of the COVID-19 pandemic. These declines were partially offset by an increase in relative market demand for used vehicles as compared to new vehicles, due in part to decreased availability of new vehicles due to lower inventory levels, increased affordability compared to new vehicles, and reduced disparity between used vehicles and new vehicles as used vehicles continue to have a wider availability of in-demand technology features. Our used-to-new vehicle unit sales ratio increased to 96.6% in 2020, as compared to 86.9% in 2019.

Same store revenue PVR increased during 2020, as compared to 2019, due in part to an increase in market demand for used vehicles and a strong used vehicle pricing environment. Same store revenue PVR also benefited from a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit PVR increased during 2020, as compared to 2019, due to increases in gross profit PVR for vehicles in all three reportable segments as a result of increased demand for used vehicles and a strong used vehicle pricing environment. In addition, gross profit PVR benefited from a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR.

Parts & Service

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,257.4	$3,572.1	$(314.7)	(8.8)	$3,447.6	$124.5	3.6
Gross profit	$1,460.8	$1,622.6	$(161.8)	(10.0)	$1,555.3	$67.3	4.3
Gross profit as a percentage of revenue	44.8%	45.4%			45.1%

	Years Ended December 31,
			2020 vs. 2019				2019 vs. 2018
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,201.1	$3,457.0	$(255.9)	(7.4)	$3,479.6	$3,335.0	$144.6	4.3
Gross profit	$1,469.7	$1,584.4	$(114.7)	(7.2)	$1,580.2	$1,503.8	$76.4	5.1
Gross profit as a percentage of revenue	45.9%	45.8%			45.4%	45.1%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $56.3 million, $115.1 million, and $112.6 million in parts and service revenue and $8.9 million, $38.2 million, and $51.5 million in parts and service gross profit for 2020, 2019, and 2018, respectively, is related to the closure of our ACP business, acquisition and divestiture activity, and the opening of new add-points, AutoNation USA used vehicle stores, and collision centers, as applicable in a given year. Results from divested businesses, including our ACP business, are excluded from “Same Store” for both current and prior periods. See “Segment Results – Corporate and other” for additional information on the closure of our ACP business.

2020 compared to 2019
During 2020, same store parts and service gross profit decreased as compared to 2019, primarily due to decreases in gross profit associated with customer-pay service of $58.7 million, collision business of $23.3 million, and warranty service of $19.5 million.
Gross profit associated with customer-pay service, collision business, and warranty service was adversely impacted by a decrease in volume as a result of the COVID-19 pandemic, partially offset by higher value repair orders. Warranty service gross profit also benefited from improved margin performance largely due to improved parts and labor rates negotiated with certain manufacturers. Collision business also benefited from improved margin performance.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2020 vs. 2019			2019 vs. 2018
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$1,059.3	$1,023.3	$36.0	3.5	$981.4	$41.9	4.3
Gross profit per vehicle retailed	$2,158	$1,935	$223	11.5	$1,789	$146	8.2

	Years Ended December 31,
			2020 vs. 2019				2019 vs. 2018
	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2019	2018	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$1,059.1	$1,012.9	$46.2	4.6	$1,004.5	$953.7	$50.8	5.3
Gross profit per vehicle retailed	$2,159	$1,945	$214	11.0	$1,947	$1,811	$136	7.5

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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $0.2 million, $10.4 million, and $27.7 million for 2020, 2019, and 2018, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA used vehicle stores, as applicable in a given year.

2020 compared to 2019
Same store finance and insurance revenue and gross profit increased during 2020, as compared to 2019, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to an increase in product and finance penetration and higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Finance and insurance gross profit PVR also benefited from an increase in retrospective commissions due in part to lower claim activity and improved portfolio performance expectations. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$6,490.6	$6,671.4	$(180.8)	(2.7)	$7,134.5	$(463.1)	(6.5)
Import	5,988.0	6,468.7	(480.7)	(7.4)	6,786.4	(317.7)	(4.7)
Premium Luxury	7,202.8	7,434.8	(232.0)	(3.1)	7,010.9	423.9	6.0
Total	19,681.4	20,574.9	(893.5)	(4.3)	20,931.8	(356.9)	(1.7)
Corporate and other	708.6	760.8	(52.2)	(6.9)	481.0	279.8	58.2
Total consolidated revenue	$20,390.0	$21,335.7	$(945.7)	(4.4)	$21,412.8	$(77.1)	(0.4)
Segment income(1):
Domestic	$355.2	$257.6	$97.6	37.9	$249.3	$8.3	3.3
Import	386.4	318.6	67.8	21.3	304.7	13.9	4.6
Premium Luxury	478.2	381.1	97.1	25.5	340.9	40.2	11.8
Total	1,219.8	957.3	262.5	27.4	894.9	62.4	7.0
Corporate and other	(720.4)	(272.1)	(448.3)		(247.4)	(24.7)
Floorplan interest expense	63.8	138.4	74.6		130.4	(8.0)
Operating income	$563.2	$823.6	$(260.4)	(31.6)	$777.9	$45.7	5.9

Retail new vehicle unit sales:
Domestic	80,687	88,404	(7,717)	(8.7)	102,015	(13,611)	(13.3)
Import	109,077	128,183	(19,106)	(14.9)	142,556	(14,373)	(10.1)
Premium Luxury	59,890	66,015	(6,125)	(9.3)	66,268	(253)	(0.4)
	249,654	282,602	(32,948)	(11.7)	310,839	(28,237)	(9.1)

Retail used vehicle unit sales:
Domestic	83,406	87,344	(3,938)	(4.5)	86,660	684	0.8
Import	82,841	86,679	(3,838)	(4.4)	84,550	2,129	2.5
Premium Luxury	66,611	64,768	1,843	2.8	60,952	3,816	6.3
	232,858	238,791	(5,933)	(2.5)	232,162	6,629	2.9

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,411.1	$3,502.5	$(91.4)	(2.6)	$3,900.8	$(398.3)	(10.2)
Used vehicle	1,781.4	1,769.5	11.9	0.7	1,725.2	44.3	2.6
Parts and service	891.5	959.0	(67.5)	(7.0)	1,082.8	(123.8)	(11.4)
Finance and insurance, net	370.5	354.6	15.9	4.5	344.4	10.2	3.0
Other	36.1	85.8	(49.7)		81.3	4.5
Total Revenue	$6,490.6	$6,671.4	$(180.8)	(2.7)	$7,134.5	$(463.1)	(6.5)
Segment income	$355.2	$257.6	$97.6	37.9	$249.3	$8.3	3.3
Retail new vehicle unit sales	80,687	88,404	(7,717)	(8.7)	102,015	(13,611)	(13.3)
Retail used vehicle unit sales	83,406	87,344	(3,938)	(4.5)	86,660	684	0.8

2020 compared to 2019
Domestic revenue decreased during 2020, as compared to 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by increases in new and used vehicle revenue PVR. New vehicle revenue PVR benefited from tighter supply in new vehicle inventory. New vehicle revenue PVR also benefited from a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Used vehicle revenue PVR benefited from increased demand for used vehicles and a strong used vehicle pricing environment.
Domestic segment income increased during 2020, as compared to 2019, due in part to a decrease in SG&A expenses resulting from the cost-saving actions we implemented to mitigate the financial impact of the COVID-19 pandemic and a decrease in floorplan interest expenses due to lower average interest rates and lower average vehicle floorplan balances. Domestic segment income also benefited from an increase in new vehicle gross profit PVR due in part to tighter supply in new vehicle inventory and an increase in used vehicle gross profit PVR due to increased demand for used vehicles and a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR. Increases to Domestic segment income were partially offset by a decrease in parts and service volume and vehicle unit volume as a result of the COVID-19 pandemic.

Import
The Import segment operating results included the following:

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,283.7	$3,695.6	$(411.9)	(11.1)	$4,046.4	$(350.8)	(8.7)
Used vehicle	1,516.5	1,501.9	14.6	1.0	1,418.7	83.2	5.9
Parts and service	811.3	889.7	(78.4)	(8.8)	934.8	(45.1)	(4.8)
Finance and insurance, net	361.7	368.3	(6.6)	(1.8)	362.6	5.7	1.6
Other	14.8	13.2	1.6		23.9	(10.7)
Total Revenue	$5,988.0	$6,468.7	$(480.7)	(7.4)	$6,786.4	$(317.7)	(4.7)
Segment income	$386.4	$318.6	$67.8	21.3	$304.7	$13.9	4.6
Retail new vehicle unit sales	109,077	128,183	(19,106)	(14.9)	142,556	(14,373)	(10.1)
Retail used vehicle unit sales	82,841	86,679	(3,838)	(4.4)	84,550	2,129	2.5

2020 compared to 2019
Import revenue decreased during 2020, as compared to the same period in 2019, primarily due to decreases in new and used vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic and the divestitures we completed in 2019. These decreases were partially offset by increases in new and used vehicle revenue PVR. New vehicle revenue PVR benefited from tighter supply in new vehicle inventory and a continued shift in mix toward trucks and sport utility vehicles, which have relatively higher average selling prices, as a result of a combination of improved vehicle fuel efficiency, relatively low average fuel prices, and changing consumer preference. Used vehicle revenue PVR benefited from increased demand for used vehicles and a strong used vehicle pricing environment.
Import segment income increased during 2020, as compared to 2019. SG&A expenses decreased due to the cost-saving actions we implemented to mitigate the financial impact of the COVID-19 pandemic, and floorplan interest expenses decreased due to lower average interest rates and lower average vehicle floorplan balances. Import segment income also benefited from an increase in new vehicle gross profit PVR due in part to tighter supply in new vehicle inventory, as well as an increase in used vehicle gross profit PVR due to increased demand for used vehicles and a shift in mix to used vehicles acquired through our “We’ll Buy Your Car” program, which have a relatively higher average gross profit PVR. Increases in Import segment income were partially offset by decreases in parts and service gross profit and finance and insurance gross profit due to decreases in parts and service volume and vehicle unit volume, respectively, as a result of the COVID-19 pandemic.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,723.8	$3,968.4	$(244.6)	(6.2)	$3,804.4	$164.0	4.3
Used vehicle	2,125.9	2,045.6	80.3	3.9	1,875.1	170.5	9.1
Parts and service	1,058.1	1,136.0	(77.9)	(6.9)	1,082.2	53.8	5.0
Finance and insurance, net	294.7	279.2	15.5	5.6	246.0	33.2	13.5
Other	0.3	5.6	(5.3)		3.2	2.4
Total Revenue	$7,202.8	$7,434.8	$(232.0)	(3.1)	$7,010.9	$423.9	6.0
Segment income	$478.2	$381.1	$97.1	25.5	$340.9	$40.2	11.8
Retail new vehicle unit sales	59,890	66,015	(6,125)	(9.3)	66,268	(253)	(0.4)
Retail used vehicle unit sales	66,611	64,768	1,843	2.8	60,952	3,816	6.3

2020 compared to 2019
Premium Luxury revenue decreased during 2020, as compared to 2019, primarily due to decreases in new vehicle unit volume and parts and service volume as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in new vehicle revenue PVR due in part to increases in the manufacturers’ suggested retail prices and tighter supply in new vehicle inventory. Premium Luxury revenue also benefited from increases in used vehicle unit volume and used vehicle revenue PVR as a result of increased demand for used vehicles.
Premium Luxury segment income increased during 2020, as compared to 2019. SG&A expenses decreased due to the cost-saving actions we implemented to mitigate the financial impact of the COVID-19 pandemic, and floorplan interest expenses decreased due to lower average interest rates and lower average vehicle floorplan balances. Premium Luxury segment income also benefited from increases in used vehicle unit volume and used vehicle gross profit PVR resulting from increased demand for used vehicles, as well as an increase in new vehicle gross profit PVR due to tighter supply in new vehicle inventory. Increases in Premium Luxury segment income were partially offset by decreases in parts and service volume and new vehicle unit volume as a result of the COVID-19 pandemic.

Corporate and other
Corporate and other results included the following:

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$177.5	$149.5	$28.0	18.7	$104.3	$45.2	43.3
Parts and service	496.5	587.4	(90.9)	(15.5)	347.8	239.6	68.9
Finance and insurance, net	32.4	21.2	11.2	52.8	28.4	(7.2)	(25.4)
Other	2.2	2.7	(0.5)	(18.5)	0.5	2.2	440.0
Revenue	$708.6	$760.8	$(52.2)	(6.9)	$481.0	$279.8	58.2
Income (loss)	$(720.4)	$(272.1)	$(448.3)		$(247.4)	$(24.7)
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA used vehicle stores, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of December 31, 2020, we had 74 AutoNation-branded collision centers, 5 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. We recently announced that we plan to expand our AutoNation USA used vehicle stores by building approximately 50 additional stores by the end of 2025. The roll-out may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
As part of our continued efforts to reduce costs and increase efficiencies, we determined, on August 17, 2020, to close our aftermarket collision parts (“ACP”) business by the end of 2020. The ACP business represented less than 1% of our parts and service gross profit for 2020. In connection with the closing of the ACP business, we incurred total pre-tax charges of $36.7 million in 2020. The charges are comprised of inventory valuation adjustments, contract termination charges, accelerated depreciation and amortization, asset impairment charges, involuntary termination benefits, and other associated closing costs. See Note 16 of the Notes to Consolidated Financial Statements for additional information.
During 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. We also recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash goodwill impairments and franchise rights impairments are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information. During 2020, we recorded non-cash long-lived asset impairment charges associated with our ACP business of $11.0 million, of which $5.1 million is included in the ACP closing charges described above, and non-cash intangible asset impairment charges associated with our collision centers and ACP business of $2.4 million, all of which are reported in the “Corporate and other” category of our segment information.

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

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
($ in millions)	2020	2019	Variance Favorable / (Unfavorable)	% Variance	2018	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,573.0	$1,634.6	$61.6	3.8	$1,567.8	$(66.8)	(4.3)
Advertising	161.7	187.8	26.1	13.9	197.8	10.0	5.1
Store and corporate overhead	687.3	736.2	48.9	6.6	744.2	8.0	1.1
Total	$2,422.0	$2,558.6	$136.6	5.3	$2,509.8	$(48.8)	(1.9)

SG&A as a % of total gross profit:
Compensation	44.1	46.4	230	bps	46.2	(20)	bps
Advertising	4.5	5.3	80	bps	5.8	50	bps
Store and corporate overhead	19.3	20.9	160	bps	21.9	100	bps
Total	67.9	72.6	470	bps	73.9	130	bps
2020 compared to 2019
SG&A expenses decreased in 2020, as compared to 2019, primarily due to the cost-saving actions we implemented to mitigate the financial impact of the COVID-19 pandemic, including temporarily placing associates on unpaid leave, implementing temporary base pay reductions for our executive officers and associates, temporarily freezing corporate new hiring, reducing our advertising expenses by approximately 14%, and reducing our discretionary spending. Gross advertising expenses decreased $37.7 million, partially offset by a decrease in advertising reimbursements from manufacturers of $11.6 million. As a percentage of total gross profit, SG&A expenses decreased to 67.9% in 2020 from 72.6% in 2019, primarily due to effective cost management including the cost-saving actions taken due to the pandemic.
Goodwill Impairment
We recorded non-cash goodwill impairment charges of $318.3 million during the first quarter of 2020 primarily due to the impacts to our business and the decrease in our stock price and market capitalization as a result of the COVID-19 pandemic. See Note 18 of the Notes to Consolidated Financial Statements for more information.
Franchise Rights Impairment
We recorded non-cash franchise rights impairment charges of $57.5 million during the first quarter of 2020 and $9.6 million during the second quarter of 2019 to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 18 of the Notes to Consolidated Financial Statements for more information.
Other (Income) Expense, Net (Operating)
During 2020, we recognized $3.2 million related to contract termination charges and $5.1 million related to long-lived asset impairment charges in connection with the closure of our ACP business, as well as other asset impairment charges of $9.6 million. These charges were partially offset by net gains of $7.8 million related to store/property divestitures and $4.7 million related to legal settlements.

During 2019, we recognized net gains of $45.4 million primarily related to store/property divestitures and $7.5 million related to certain legal settlements. These gains were partially offset by non-cash asset impairments of $2.2 million.
Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $63.8 million in 2020 and $138.4 million in 2019. The decrease in floorplan interest expense of $74.6 million in 2020, as compared to 2019, was the result of lower average interest rates and lower average vehicle floorplan balances. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Other interest expense was $93.7 million in 2020 and $106.7 million in 2019. The decrease in interest expense of $13.0 million in 2020, as compared to 2019, was driven by lower average interest rates primarily due to the repayment of the 5.5% Senior Notes due 2020 and lower average debt balances.
Other Income, Net (included in Non-Operating Income)
During 2020, we recorded a gain of $131.5 million related to our minority equity investment in Vroom, Inc., of which $63.4 million was realized based on Vroom shares sold during 2020 and $68.1 million was unrealized based on changes in the fair value of Vroom shares still held as of December 31, 2020. During 2019, we recorded an unrealized gain of $25.7 million based on changes in the fair value of Vroom shares still held as of December 31, 2019. Since our initial investment in Vroom, Inc. in October 2018 through December 31, 2020, we recognized a total cumulative gain of $157.2 million, of which $77.7 million was realized and $79.5 million remained unrealized as of December 31, 2020. In the first quarter of 2021, we sold the remaining shares of our Vroom equity investment. See Note 18 of the Notes to Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 30.6% in 2020 and 26.4% in 2019. The tax rate for 2020 reflects the fact that a significant portion of the goodwill impairment charges taken in the first quarter of 2020 was not deductible for income tax purposes. See Note 12 of the Notes to Consolidated Financial Statements for more information.
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

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2020 and 2019:

(In millions)	December 31, 2020		December 31, 2019
Cash and cash equivalents	$569.6		$42.0
Revolving credit facility	$1,760.3	(1)	$1,421.1	(2)
Secured used vehicle floorplan facilities(3)	$0.3		$0.6
(1)    At December 31, 2020, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had no commercial paper notes outstanding at December 31, 2020. See Note 9 of the Notes to Consolidated Financial Statements for additional information.
(2)    As limited by the maximum consolidated leverage ratio in our credit agreement.
(3)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes through utilization of available funds.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At December 31, 2020, surety bonds, letters of credit, and cash deposits totaled $102.4 million, including the $39.7 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2020	2019	2018
Shares repurchased	7.2	1.3	2.1
Aggregate purchase price	$382.3	$44.7	$100.0
Average purchase price per share	$52.76	$35.51	$47.58
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
As of December 31, 2020, $197.8 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. In February 2021, our Board of Directors increased the share repurchase authorization by $1 billion.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2020	2019	2018
Purchases of property and equipment, including operating lease buy-outs (1)	$137.2	$257.4	$393.6

(1) Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At December 31, 2020, we owned approximately 80% of our new vehicle franchise store locations with a net book value of $2.1 billion, as well as other properties associated with our collision centers, auction operations, AutoNation USA used vehicle stores, parts distribution centers, and other excess properties with a net book value of $463.2 million. None of these properties are mortgaged or encumbered. We took various actions to mitigate the financial impact of the COVID-19 pandemic, including the postponement of over $130 million of capital expenditures during 2020.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2020	2019	2018
Cash used in business acquisitions, net(1)	$(0.4)	$(4.7)	$(67.2)
Cash received from business divestitures, net	$9.0	$115.6	$173.2
During 2020, we divested one Premium Luxury store and two collision centers and terminated one Domestic franchise. During 2019, we purchased two parts distribution centers and divested three Domestic stores, five Import stores, and two collision centers.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2020 and 2019:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2020	2019
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$—	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2040	Monthly	116.6	93.9
			2,116.6	1,943.9
Less: unamortized debt discounts and debt issuance costs			(14.8)	(9.8)
Less: current maturities			(309.2)	(355.6)
Long-term debt, net of current maturities			$1,792.6	$1,578.5
On March 26, 2020, we amended and restated our existing unsecured credit agreement to, among other things, (1) provide for lower commitment fees and loan margins as set forth in the amended and restated credit agreement, (2) extend the maturity date to March 26, 2025, and (3) provide for customary LIBOR replacement provisions.
In February 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes. On May 21, 2020, we issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2030, which were sold at 99.479% of the aggregate principal amount. In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes through utilization of available funds.
We had no commercial paper notes outstanding at December 31, 2020. At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days.
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
During 2020, we recorded non-cash goodwill and franchise rights impairment charges of $375.8 million. See Note 7 of the Notes to Consolidated Financial Statements. As of December 31, 2020, we were in compliance with the requirements of the financial covenants under our debt agreements as such non-cash impairment charges do not factor into the calculations for those covenants. Under the terms of our credit agreement, at December 31, 2020, our leverage ratio and capitalization ratio were as follows:

	December 31, 2020
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.82x
Capitalization ratio	≤ 70.0%	49.0%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2020	2019
Vehicle floorplan payable - trade	$1,541.7	$2,120.6
Vehicle floorplan payable - non-trade	1,218.2	1,455.2
Vehicle floorplan payable	$2,759.9	$3,575.8
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables. See Note 5 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by operating activities	$1,207.6	$769.2	$511.0
Net cash used in investing activities	$(73.7)	$(115.8)	$(295.3)
Net cash used in financing activities	$(606.7)	$(660.3)	$(237.4)
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
2020 compared to 2019
Net cash provided by operating activities increased during 2020, as compared to 2019, primarily due to an increase in earnings and a decrease in working capital requirements.

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
2020 compared to 2019
Net cash used in investing activities decreased during 2020, as compared to 2019, primarily due to proceeds received from sales of equity securities in 2020 and a decrease in purchases of property and equipment, partially offset by a decrease in cash received from business divestitures, net of cash relinquished, an investment in an equity security in 2020, and a decrease in proceeds from the sale of assets held for sale.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and proceeds from stock option exercises.
2020 compared to 2019
During 2020, we borrowed $1.1 billion and repaid $1.1 billion under our revolving credit facility. During 2019, we had no borrowings or repayments under our revolving credit facility.
During 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020, issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2030, and amended and restated our existing unsecured credit agreement. Cash flows from financing activities during 2020 reflect cash payments of $11.0 million for debt issuance costs associated with the senior note issuance and debt refinancing that are being amortized to interest expense over the terms of the related debt arrangements.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net repayments of $233.3 million during 2020 compared to net repayments of $134.3 million in 2019, as well as changes in commercial paper notes outstanding totaling net payments of $170.0 million during 2020 compared to net repayments of $460.0 million during 2019.
During 2020, we repurchased 7.2 million shares of common stock for an aggregate purchase price of $382.3 million (average purchase price per share of $52.76), including repurchases for which settlement occurred subsequent to December 31, 2020. During 2019, we repurchased 1.3 million shares of our common stock for an aggregate purchase price of $44.7 million (average purchase price per share of $35.51).
During 2020, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options as compared to 2019.

Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2020. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2021)	1 - 3 Years (2022 and 2023)	3 - 5 Years (2024 and 2025)	More Than 5 Years (2026 and thereafter)
Vehicle floorplan payable (Note 5)(1)	$2,759.9	$2,759.9	$—	$—	$—
Long-term debt, including finance leases (Note 9)(1)(2)	2,116.6	307.6	11.5	912.8	884.7
Interest payments(3)	530.4	82.5	153.9	136.9	157.1
Operating lease and other commitments (Note 8)(1)(4)	449.8	54.2	90.6	69.4	235.6
Unrecognized tax benefits, net (Note 12)(1)	12.0	—	4.3	7.7	—
Deferred compensation obligations(5)	99.8	4.3	—	—	95.5
Estimated chargeback liability (Note 10)(1)(6)	142.1	77.6	56.5	7.7	0.3
Estimated self-insurance obligations (Note 11)(1)(7)	82.4	35.4	27.8	10.3	8.9
Purchase obligations(8)	123.5	86.1	32.6	4.8	—
Total	$6,316.5	$3,407.6	$377.2	$1,149.6	$1,382.1
(1)See Notes to Consolidated Financial Statements.
(2)Amounts for long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $3.7 million or debt issuance costs of $11.1 million.
(3)Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes and finance leases. Estimates of future interest payments for vehicle floorplan payables and commercial paper are excluded due to the short-term nature of these facilities.
(4)Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2020, these charges totaled approximately $21 million. Additionally, operating leases that are on a month-to-month basis are not included.
(5)Due to uncertainty regarding timing of payments expected beyond one year, long-term obligations for deferred compensation arrangements have been classified in the “More Than 5 Years” column.
(6)Our estimated chargeback obligations do not have scheduled maturities, however, the timing of future payments is estimated based on historical patterns.
(7)Our estimated self-insurance obligations are based on management estimates and actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments is estimated based on historical patterns.
(8)Primarily represents purchase orders and contracts in connection with information technology and communication systems and real estate construction projects.
We expect that the amounts above will be funded through cash flows from operations or borrowings under our commercial paper program or credit agreement. In the case of payments due upon the maturity of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2020, surety bonds, letters of credit, and cash deposits totaled $102.4 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.

As further discussed in Note 12 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, the actions we are taking in response to the COVID-19 pandemic, our strategic initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores, our investments in digital and online capabilities, and other brand extension strategies, and other statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
•The COVID-19 pandemic has disrupted, and may continue to disrupt, our business, results of operations, and financial condition going forward. Future epidemics, pandemics, and other outbreaks could also disrupt our business, results of operations, and financial condition.
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

•The carrying value of our minority equity investment in Waymo does not have a readily determinable fair value and is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
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
•Natural disasters and adverse weather events can disrupt our business.
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
We had $2.8 billion of variable rate vehicle floorplan payable at December 31, 2020, and $3.6 billion at December 31, 2019. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $27.6 million in 2020 and $35.8 million in 2019 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had no commercial paper notes outstanding at December 31, 2020, and $170.0 million at December 31, 2019. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $1.7 million in 2019.
Our fixed rate long-term debt, consisting of amounts outstanding under senior unsecured notes and finance lease and other debt obligations, totaled $2.1 billion and had a fair value of $2.3 billion as of December 31, 2020, and totaled $1.9 billion and had a fair value of $2.0 billion as of December 31, 2019.
Equity Price Risk
We are subject to equity price risk with respect to our minority equity investment in Vroom Inc., which has a readily determinable fair value following Vroom’s initial public offering in the second quarter of 2020. During the period that we hold this equity investment, gains and losses will be recorded as the fair market value of this security changes over time. The fair value of our equity investment was $101.9 million at December 31, 2020. A hypothetical 10% change in the equity price of this security would result in an approximate change to gain or loss of $10.2 million. The selected 10% hypothetical change in the equity price is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the fair value of franchise rights
As discussed in Notes 1, 7 and 18 to the consolidated financial statements, the franchise rights balance as of December 31, 2020 was $509.0 million. The Company performs franchise rights impairment testing annually or when events or changes in circumstances indicate that impairment may have occurred. These tests are performed at the store level and the fair value of franchise rights are estimated by discounting expected future cash flows of the store.
We identified the assessment of the fair value of franchise rights as a critical audit matter. We performed sensitivity analysis as a risk assessment procedure over assumptions used to estimate the fair value of the franchise rights and determined the forecasted revenue growth rate, the forecasted margin rate and the discount rate assumptions represented the significant assumptions. A higher degree of auditor judgment was required to evaluate the Company’s estimates of fair value including forecasted revenue growth and margins. Specialized skills are required to evaluate the determination of the discount rate assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter, including controls over the:
•development of the forecasted revenue growth rate and margin rate assumptions
•selection of the discount rate assumptions used to develop the estimate.

We evaluated the reasonableness of the Company’s forecasted revenue growth rates by comparing the growth assumptions to market data, such as industry forecasted growth rates and historical actual growth for similar store brands in the market. We evaluated the Company’s forecasted margin rates by comparing the rate assumptions to historical actual margins. We compared the Company’s historical revenue and margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the computed weighted average cost of capital used by management in the valuation, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities
•developing an independent estimate of the fair value of franchise rights using the Company’s cash flow forecast by store location and an independently developed discount rate, and comparing the results of our estimate of fair value to the Company’s fair value estimate.
Valuation of goodwill in the Premium Luxury reporting unit
As discussed in Notes 1, 7 and 18 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $1,185.0 million, of which $457.2 million related to the Premium Luxury reporting unit. The Company performs goodwill impairment testing annually or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely that not exceeds its fair value. This involves estimating the fair value of the reporting units using the discounted cash flow model.
We identified the evaluation of the goodwill impairment analysis for the Premium Luxury reporting unit as a critical audit matter. We performed sensitivity analysis as a risk assessment procedure over assumptions used to estimate the fair value of the Premium Luxury reporting unit and determined the forecasted revenue growth rates, forecasted operating margin rates, and the weighted average costs of capital assumptions represented the significant assumptions. The significant assumptions were challenging to test as they were based on subjective determinations of future market and economic conditions that were also sensitive to variation. Minor changes to the significant assumptions could have had a significant effect on the Company’s assessment of the goodwill carrying value. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal control related to the critical audit matter, including control over the:
•development of the forecasted revenue growth rate and operating margin rate assumptions
•selection of the weighted average costs of capital assumptions used to develop the estimate.

We evaluated the reasonableness of the Company’s forecasted revenue growth rates and operating margin rates for the Premium Luxury reporting unit, by comparing the revenue growth rate and operating margin rate assumptions to market data, such as industry forecasted growth rates and the Company’s and peer companies’ analyst reports. We compared the Company’s historical revenue and operating margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the computed weighted average cost of capital used by management in the valuation, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities
•developing an estimate of the Premium Luxury reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate, and comparing the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.

Fort Lauderdale, Florida
February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2021, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Fort Lauderdale, Florida
February 16, 2021

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$569.6	$42.0
Receivables, net	845.2	916.7
Inventory	2,598.5	3,305.8
Other current assets	139.4	146.6
Total Current Assets	4,152.7	4,411.1
PROPERTY AND EQUIPMENT, NET	3,138.1	3,174.6
OPERATING LEASE ASSETS	309.5	333.1
GOODWILL	1,185.0	1,501.9
OTHER INTANGIBLE ASSETS, NET	521.5	581.6
OTHER ASSETS	580.4	541.0
Total Assets	$9,887.2	$10,543.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,541.7	$2,120.6
Vehicle floorplan payable - non-trade	1,218.2	1,455.2
Accounts payable	335.2	290.3
Commercial paper	—	170.0
Current maturities of long-term debt	309.2	355.6
Accrued payroll and benefits	225.8	178.4
Other current liabilities	535.8	530.1
Total Current Liabilities	4,165.9	5,100.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,792.6	1,578.5
NONCURRENT OPERATING LEASE LIABILITIES	286.5	305.0
DEFERRED INCOME TAXES	95.9	135.1
OTHER LIABILITIES	310.6	262.4
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at December 31, 2020, and December 31, 2019, including shares held in treasury	1.0	1.0
Additional paid-in capital	53.1	35.9
Retained earnings	4,069.4	3,688.3
Treasury stock, at cost; 19,078,620 and 13,212,974 shares held, respectively	(887.8)	(563.1)
Total Shareholders’ Equity	3,235.7	3,162.1
Total Liabilities and Shareholders’ Equity	$9,887.2	$10,543.3

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2020	2019	2018
Revenue:
New vehicle	$10,418.6	$11,166.5	$11,751.6
Used vehicle	5,601.3	5,466.5	5,123.3
Parts and service	3,257.4	3,572.1	3,447.6
Finance and insurance, net	1,059.3	1,023.3	981.4
Other	53.4	107.3	108.9
TOTAL REVENUE	20,390.0	21,335.7	21,412.8
Cost of Sales:
New vehicle	9,834.5	10,662.6	11,235.5
Used vehicle	5,142.3	5,098.5	4,781.6
Parts and service	1,796.6	1,949.5	1,892.3
Other	50.2	102.1	106.1
TOTAL COST OF SALES (excluding depreciation shown below)	16,823.6	17,812.7	18,015.5
Gross Profit:
New vehicle	584.1	503.9	516.1
Used vehicle	459.0	368.0	341.7
Parts and service	1,460.8	1,622.6	1,555.3
Finance and insurance	1,059.3	1,023.3	981.4
Other	3.2	5.2	2.8
TOTAL GROSS PROFIT	3,566.4	3,523.0	3,397.3
Selling, general, and administrative expenses	2,422.0	2,558.6	2,509.8
Depreciation and amortization	198.9	180.5	166.2
Goodwill impairment	318.3	—	—
Franchise rights impairment	57.5	9.6	8.1
Other (income) expense, net	6.5	(49.3)	(64.7)
OPERATING INCOME	563.2	823.6	777.9
Non-operating income (expense) items:
Floorplan interest expense	(63.8)	(138.4)	(130.4)
Other interest expense	(93.7)	(106.7)	(119.4)
Interest income	0.3	0.5	1.1
Other income, net	144.1	33.6	0.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	550.1	612.6	529.4
Income tax provision	168.3	161.8	133.5
NET INCOME FROM CONTINUING OPERATIONS	381.8	450.8	395.9
Income (loss) from discontinued operations, net of income taxes	(0.2)	(0.8)	0.1
NET INCOME	$381.6	$450.0	$396.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.32	$5.00	$4.36
Discontinued operations	$—	$(0.01)	$—
Net income	$4.32	$4.99	$4.36
Weighted average common shares outstanding	88.3	90.1	90.9
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.30	$4.98	$4.34
Discontinued operations	$—	$(0.01)	$—
Net income	$4.30	$4.97	$4.34
Weighted average common shares outstanding	88.7	90.5	91.3
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	83.5	89.3	90.0
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	102,562,149	$1.0	$4.0	$2,832.2	$(467.9)	$2,369.3
Net income	—	—	—	396.0	—	396.0
Repurchases of common stock	—	—	—	—	(100.0)	(100.0)
Stock-based compensation expense	—	—	25.5	—	—	25.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(8.7)	—	23.8	15.1
Cumulative effect of change in accounting principle - revenue recognition	—	—	—	10.1	—	10.1
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	450.0		450.0
Repurchases of common stock	—	—	—	—	(44.7)	(44.7)
Stock-based compensation expense	—	—	31.1	—	—	31.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(16.0)	—	25.7	9.7
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net income	—	—	—	381.6	—	381.6
Repurchases of common stock	—	—	—	—	(382.3)	(382.3)
Stock-based compensation expense	—	—	30.2	—	—	30.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(13.0)	—	57.6	44.6
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)		(0.5)
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2020	2019	2018
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$381.6	$450.0	$396.0
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	0.2	0.8	(0.1)
Depreciation and amortization	198.9	180.5	166.2
Amortization of debt issuance costs and accretion of debt discounts	4.7	5.2	5.4
Stock-based compensation expense	30.2	31.1	25.5
Deferred income tax provision (benefit)	(38.9)	45.8	14.5
Net gain on asset sales and dispositions	(7.9)	(44.9)	(57.6)
Goodwill impairment	318.3	—	—
Franchise rights impairment	57.5	9.6	8.1
Other non-cash impairment charges	14.7	2.2	3.2
Gain on equity investments	(131.5)	(25.7)	—
Other	(11.0)	(6.8)	0.8
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	70.0	56.2	133.7
Inventory	703.6	296.0	(319.5)
Other assets	85.6	49.5	(107.9)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(579.3)	(240.6)	242.4
Accounts payable	47.7	(17.6)	1.7
Other liabilities	63.2	(22.1)	(2.0)
Net cash provided by continuing operations	1,207.6	769.2	510.4
Net cash provided by discontinued operations	—	—	0.6
Net cash provided by operating activities	1,207.6	769.2	511.0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(156.0)	(269.3)	(400.8)
Proceeds from the disposal of assets held for sale	16.4	38.0	21.1
Insurance recoveries on property and equipment	1.9	3.5	1.1
Cash used in business acquisitions, net of cash acquired	(0.4)	(4.7)	(67.2)
Cash received from business divestitures, net of cash relinquished	9.0	115.6	173.2
Proceeds from the sale of equity securities	105.4	—	—
Investment in equity securities	(50.0)	—	(50.0)
Other	—	1.1	27.3
Net cash used in continuing operations	(73.7)	(115.8)	(295.3)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(73.7)	(115.8)	(295.3)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2020	2019	2018
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(367.2)	(44.7)	(100.0)
Payment of 6.75% Senior Notes due 2018	—	—	(400.0)
Payment of 5.5% Senior Notes due 2020	(350.0)	—	—
Proceeds from 4.75% Senior Notes due 2030	497.4	—	—
Proceeds from revolving credit facilities	1,110.0	—	—
Payments of revolving credit facilities	(1,110.0)	—	—
Net proceeds from (payments of) commercial paper	(170.0)	(460.0)	300.0
Payment of debt issuance costs	(11.0)	—	—
Net payments of vehicle floorplan payable - non-trade	(233.3)	(134.3)	(34.2)
Payments of other debt obligations	(17.2)	(31.0)	(15.8)
Proceeds from the exercise of stock options	52.7	12.7	17.8
Payments of tax withholdings for stock-based awards	(8.1)	(3.0)	(2.7)
Other	—	—	(2.5)
Net cash used in continuing operations	(606.7)	(660.3)	(237.4)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	(606.7)	(660.3)	(237.4)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	527.2	(6.9)	(21.7)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of year	42.5	49.4	71.1
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of year	$569.7	$42.5	$49.4

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2020, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of December 31, 2020, we also owned and operated 74 AutoNation-branded collision centers, 5 AutoNation USA used vehicle stores, 4 automotive auction operations, and 3 parts distribution centers.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Such estimates and assumptions affect, among other things, our goodwill, indefinite-lived intangible asset, and long-lived asset valuations; inventory valuation; equity investment valuation; assets held for sale; accruals for chargebacks against revenue recognized from the sale of finance and insurance products; accruals related to self-insurance programs; certain legal proceedings; assessment of the annual income tax expense; deferred income taxes and income tax contingencies; the allowance for expected credit losses; and measurement of performance-based compensation costs.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or net realizable value using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Our new vehicle inventory costs are generally reduced by manufacturer holdbacks (percentage of either the manufacturer’s suggested retail price or invoice price of a new vehicle that the manufacturer repays to the dealer), incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising assistance. Parts, accessories, and other inventory are valued at the lower of cost or net realizable value. See Note 5 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Leased property meeting certain criteria is capitalized as a finance lease right-of-use asset and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other (Income) Expense, Net (within Operating Income) in the Consolidated Statements of Income. See Note 6 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.
Depreciation is recorded over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and finance lease right-of-use assets are amortized to depreciation expense over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:
Buildings and improvements    5 to 40 years
Furniture, fixtures, and equipment    3 to 10 years
We continually evaluate property and equipment, including leasehold improvements, to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or a current-period operating or cash flow loss combined with historical losses or projected future losses. We use an estimate of the related undiscounted cash flows over the remaining life of the asset (asset group) in assessing whether an asset (asset group) is recoverable. If the asset (asset group) is not recoverable, we determine the fair value of the asset (asset group) based on Level 3 inputs, and measure impairment losses based upon the amount by which the carrying amount of the asset (asset group) exceeds the fair value. If we recognize an impairment loss on a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis, which is depreciated over the remaining useful life of that asset.
When property and equipment are identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. We measure each long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell and recognize a loss for any initial adjustment of the long-lived asset’s or disposal group’s carrying amount to fair value less cost to sell in the period the “held for sale” criteria are met. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our long-lived assets held for sale are based on Level 3 inputs, which consider information obtained from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. We recognize an impairment loss if the amount of the asset’s or disposal group’s carrying amount exceeds the asset’s or disposal group’s estimated fair value less cost to sell.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information. We had assets held for sale in continuing operations of $25.5 million at December 31, 2020, and $40.6 million at December 31, 2019. We had assets held for sale in discontinued operations of $8.0 million at December 31, 2020, and $8.0 million at December 31, 2019.
See Note 18 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2020 and 2019.
Leases
We lease numerous facilities and various types of equipment relating to our operations. Effective January 1, 2019, we adopted ASC Topic 842, which amended accounting guidance related to leases. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies related to leases.
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
During 2020, we recorded $318.3 million of goodwill impairment charges and $57.5 million of franchise rights impairment charges. During 2019, we recorded no goodwill impairment charges and$9.6 million of franchise rights impairment charges. These non-cash impairment charges are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Consolidated Statements of Income.
See Note 7 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 18 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, prepaid expenses, assets held for sale in continuing operations and discontinued operations, contract assets, and deposits.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, investments in equity securities, and the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for sales taxes, the current portions of finance and insurance chargeback liabilities, customer deposits, operating lease liabilities, deferred revenue and contract liabilities, accrued expenses, and accrued interest payable.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, finance and insurance chargeback liabilities, contract liabilities, and self-insurance liabilities.
Employee Savings Plans
We offer a 401(k) plan to all of our associates and provided a matching contribution to certain associates that participate in the plan of $4.5 million in 2020, $15.0 million in 2019, and $14.1 million in 2018. Effective in April 2020, we suspended matching contributions to the 401(k) plan in light of the uncertain economic conditions resulting from the COVID-19 pandemic. A matching contribution to the 401k plan was reinstated effective January 2021. Employer matching contributions are subject to a three-year graded vesting period for associates hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for associates hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain associates and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $1.5 million for 2020, $1.4 million for 2019, and $1.5 million for 2018. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Effective in January 2021, we suspended matching contributions to the Plan. The balances due to participants in the Plan were $99.8 million as of December 31, 2020, and $85.8 million as of December 31, 2019, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $161.7 million in 2020, $187.8 million in 2019, and $197.8 million in 2018, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $48.2 million in 2020, $59.8 million in 2019, and $66.1 million in 2018. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards. See Note 3 of the Notes to Consolidated Financial Statements for more information on the computation of earnings per share.

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

	Year Ended December 31, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,411.1	$3,283.7	$3,723.8	$—	$10,418.6
Used vehicle	1,781.4	1,516.5	2,125.9	177.5	5,601.3
Parts and service	891.5	811.3	1,058.1	496.5	3,257.4
Finance and insurance, net	370.5	361.7	294.7	32.4	1,059.3
Other	36.1	14.8	0.3	2.2	53.4
	$6,490.6	$5,988.0	$7,202.8	$708.6	$20,390.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,841.6	$5,343.8	$6,301.3	$413.7	$17,900.4
Goods and services transferred over time(2)	649.0	644.2	901.5	294.9	2,489.6
	$6,490.6	$5,988.0	$7,202.8	$708.6	$20,390.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2019
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

	Year Ended December 31, 2018
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

These contract assets are reclassified to receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to upfront payments received from customers for the sale of certain vehicle maintenance contracts for which our performance obligations are satisfied, and revenue is recognized, as each underlying service of the multi-year contract is completed during the contract term.
Our receivables from contracts with customers are included in Receivables, net, our current contract asset is included with Other Current Assets, our long-term contract asset is included with Other Assets, our current contract liability is included with Other Current Liabilities, and our long-term contract liability is included with Other Liabilities in our Consolidated Balance Sheets.
The following table provides the balances at December 31 of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	2020	2019	2018
Receivables from contracts with customers, net	$595.0	$662.0	$706.7
Contract Asset (Current)	$25.7	$26.7	$28.2
Contract Asset (Long-Term)	$10.2	$7.0	$17.4
Contract Liability (Current)	$32.5	$32.6	$31.6
Contract Liability (Long-Term)	$56.0	$57.7	$61.9
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

	2020	2019	2018
Amounts included in contract liability at the beginning of the period	$31.0	$35.1	$29.8
Performance obligations satisfied in previous periods	$19.0	$9.3	$23.6
Other significant changes include contract assets reclassified to receivables of $26.1 million during 2020 and $30.0 million in 2019.
Performance Obligations and Significant Judgments and Estimates Related to Revenue Recognition
New and Used Vehicle
We sell new vehicles at our franchised dealerships and used vehicles at our franchised dealerships and AutoNation USA used vehicle stores. The transaction price for a vehicle sale is determined with the customer at the time of sale. Customers often trade in their own vehicle to apply toward the purchase of a retail new or used vehicle. The “trade-in” vehicle is a type of noncash consideration measured at fair value, based on external and internal market data for the specific vehicle, and applied as payment to the contract price for the purchased vehicle.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Pursuant to our arrangements with these third-party providers, we sell the products on a commission basis, and, for certain products, we also participate in future profit pursuant to retrospective commission arrangements with the issuers of those contracts through the life of the related contracts. For retrospective commission arrangements, we are paid annually based on the annual performance of the issuers’ product portfolio. For the majority of finance and insurance product sales, our performance obligation is to arrange for the provision of goods or services by another party. Our performance obligation is satisfied when this arrangement is made, which is when the finance and insurance product is delivered to the end-customer, generally at the time of the vehicle sale. As agent, we recognize revenue in the amount of any fee or commission to which we expect to be entitled, which is the net amount of consideration that we retain after paying the third-party provider the consideration received in exchange for the goods or services to be fulfilled by that party.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$88.2	$32.2	$42.3	$13.7
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
We have determined that the sales commissions and third-party administrator fees incurred related to sales of VCP products qualify for capitalization since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. We had capitalized costs incurred to obtain or fulfill a VCP contract with a customer of $9.0 million as of December 31, 2020 and $9.1 million at December 31, 2019. We amortized $3.5 million and $3.8 million of these capitalized costs during 2020 and 2019, respectively.

3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards.
The following table presents the calculation of basic and diluted EPS:

	2020	2019	2018
Net income from continuing operations	$381.8	$450.8	$395.9
Income (loss) from discontinued operations, net of income taxes	(0.2)	(0.8)	0.1
Net income	$381.6	$450.0	$396.0

Basic weighted average common shares outstanding	88.3	90.1	90.9
Dilutive effect of stock options and unvested RSUs	0.4	0.4	0.4
Diluted weighted average common shares outstanding	88.7	90.5	91.3

Basic EPS amounts(1):
Continuing operations	$4.32	$5.00	$4.36
Discontinued operations	$—	$(0.01)	$—
Net income	$4.32	$4.99	$4.36

Diluted EPS amounts(1):
Continuing operations	$4.30	$4.98	$4.34
Discontinued operations	$—	$(0.01)	$—
Net income	$4.30	$4.97	$4.34
(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	2020	2019	2018
Anti-dilutive equity instruments excluded from the computation of diluted EPS	1.7	2.4	2.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, at December 31 are as follows:

	2020	2019
Contracts-in-transit and vehicle receivables	$445.8	$506.0
Trade receivables	138.0	136.4
Manufacturer receivables	210.0	234.5
Income taxes receivable (see Note 12)	—	1.5
Other	55.1	38.8
	848.9	917.2
Less: allowances for expected credit losses	(3.7)	(0.5)
Receivables, net	$845.2	$916.7

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

5. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2020	2019
New vehicles	$1,761.9	$2,490.8
Used vehicles	648.4	570.0
Parts, accessories, and other	188.2	245.0
Inventory	$2,598.5	$3,305.8

The components of vehicle floorplan payables at December 31 are as follows:

	2020	2019
Vehicle floorplan payable - trade	$1,541.7	$2,120.6
Vehicle floorplan payable - non-trade	1,218.2	1,455.2
Vehicle floorplan payable	$2,759.9	$3,575.8
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% during 2020 and 3.7% during 2019. At December 31, 2020, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $2.3 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.3% during 2020 and 3.6% during 2019. At December 31, 2020, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $482.0 million, of which $437.5 million had been borrowed. The remaining borrowing capacity of $44.5 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2020	2019
Land	$1,417.4	$1,376.8
Buildings and improvements	2,333.3	2,306.0
Furniture, fixtures, and equipment	1,040.3	973.0
	4,791.0	4,655.8
Less: accumulated depreciation and amortization	(1,652.9)	(1,481.2)
Property and equipment, net	$3,138.1	$3,174.6

We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $0.6 million in 2020, $1.3 million in 2019, and $1.4 million in 2018.

7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2020	2019
Goodwill	$1,185.0	$1,501.9

Franchise rights - indefinite-lived	$509.0	$566.5
Other intangible assets	19.6	23.4
	528.6	589.9
Less: accumulated amortization	(7.1)	(8.3)
Intangible assets, net	$521.5	$581.6

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
During the first quarter of 2020, our stock price, along with the U.S. stock market in general, was adversely impacted by the market reaction to the COVID-19 pandemic. In light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020. As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Consolidated Statements of Income. See Note 18 of the Notes to Consolidated Financial Statements for more information about our goodwill impairment test.
For our April 30, 2020 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, were as follows:

	Domestic	Import	Premium Luxury	Collision Centers	Parts Centers	Consolidated
Goodwill at January 1, 2019 (1)	$232.5	$520.9	$717.7	$42.1	$—	$1,513.2
Acquisitions, dispositions, and other adjustments, net (2)	(5.2)	(22.0)	(2.8)	(0.4)	19.1	(11.3)
Goodwill at December 31, 2019 (1)	227.3	498.9	714.9	41.7	19.1	1,501.9
Acquisitions, dispositions, and other adjustments, net (2)	(0.1)	1.7	(0.3)	(0.1)	0.2	1.4
Impairment	—	—	(257.4)	(41.6)	(19.3)	(318.3)
Goodwill at December 31, 2020 (1)(3)	$227.2	$500.6	$457.2	$—	$—	$1,185.0
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
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2020, we had $509.0 million of franchise rights recorded on our Consolidated Balance Sheet, of which $136.6 million was related to Domestic stores, $105.8 million was related to Import stores, and $266.6 million was related to Premium Luxury stores. Franchise rights have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
For our April 30, 2020 annual impairment test, we elected to perform quantitative franchise rights impairment tests, and no additional impairment charges resulted from these quantitative tests. See Note 18 of the Notes to Consolidated Financial Statements for more information about our franchise rights impairment tests.

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
Leases with an initial term of 12 months or less that do not include a purchase option that is reasonably certain to be exercised are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We rent or sublease certain real estate to third parties, which are primarily operating leases.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Options to extend or terminate leases
Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. Certain leases also include options to purchase the leased property or asset. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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
The following tables present information about our ROU assets, lease liabilities, total lease costs, cash flows arising from lease transactions, and other supplemental information for the years ended December 31, 2020 and 2019:

Leases	Classification	2020	2019
Assets
Operating	Operating Lease Assets	$309.5	$333.1
Finance	Property and Equipment, Net and Other Assets	102.9	82.5
Total right-of-use assets		$412.4	$415.6

Liabilities
Current
Operating	Other Current Liabilities	$38.4	$41.0
Finance	Current Maturities of Long-Term Debt and Vehicle Floorplan Payable - Trade	27.2	26.2
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	286.5	305.0
Finance	Long-Term Debt, Net of Current Maturities	107.1	87.3
Total lease liabilities		$459.2	$459.5

Lease Term and Discount Rate	2020	2019
Weighted average remaining lease term
Operating	12 years	11 years
Finance	14 years	13 years
Weighted-average discount rate
Operating	5.17%	5.27%
Finance	6.46%	9.09%

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lease cost	Classification	2020	2019
Operating lease cost	Selling, general, and administrative expenses	$58.3	$60.5
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	9.8	10.8
Interest on lease liabilities	Other interest expense and floorplan interest expense	6.9	8.8
Short-term lease cost (1)	Selling, general, and administrative expenses	7.3	9.6
Variable lease cost	Selling, general, and administrative expenses	7.7	6.6
Sublease income	Selling, general, and administrative expenses	(0.5)	(1.2)
Net lease cost		$89.5	$95.1

(1) Includes leases with a term of one month or less.

Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$57.0	$60.0
Operating cash flows from finance leases (1)	$38.5	$50.8
Financing cash flows from finance leases	$15.0	$28.9
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$16.8	$31.9
Finance lease liabilities	$57.6	$46.3

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Year ending December 31,
2021	$54.2	$33.5
2022	48.9	11.7
2023	41.7	11.5
2024	35.7	11.5
2025	33.7	11.7
Thereafter	235.6	110.1
Total lease payments	449.8	190.0
Less: interest	(124.9)	(55.7)
Present value of lease liabilities	$324.9	$134.3

Under ASC Topic 840, expenses under real property, equipment, and software leases were $66.2 million in 2018.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9. LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2020	2019
5.5% Senior Notes	February 1, 2020	February 1 and August 1	$—	$350.0
3.35% Senior Notes	January 15, 2021	January 15 and July 15	300.0	300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2040	Monthly	116.6	93.9
			2,116.6	1,943.9
Less: unamortized debt discounts and debt issuance costs			(14.8)	(9.8)
Less: current maturities			(309.2)	(355.6)
Long-term debt, net of current maturities			$1,792.6	$1,578.5

At December 31, 2020, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2021	$307.6
2022	5.7
2023	5.8
2024	456.1
2025	456.7
Thereafter	884.7
$2,116.6
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
Senior Unsecured Notes and Credit Agreement
In February 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020. On May 21, 2020, we issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2030, which were sold at 99.479% of the aggregate principal amount. In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021.
The interest rates payable on our outstanding senior unsecured notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

to $500.0 million in the aggregate. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.7 million at December 31, 2020, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2020.
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
Other Long-Term Debt
At December 31, 2020, we had finance leases and other debt obligations of $116.6 million, which are due at various dates through 2040. See Note 8 of the Notes to Consolidated Financial Statements for more information related to finance lease obligations.
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
At December 31, 2020, we had no commercial paper notes outstanding. At December 31, 2019, we had $170.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 2.13% and a weighted-average remaining term of 12 days.

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

	2020	2019	2018
Balance - January 1	$134.5	$128.1	$120.8
Add: Provisions	118.1	108.6	108.3
Deduct: Chargebacks	(110.5)	(102.2)	(101.0)
Balance - December 31	$142.1	$134.5	$128.1

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. SELF-INSURANCE
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation.
At December 31, 2020 and 2019, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2020	2019
Self-insurance - current portion	$35.4	$32.3
Self-insurance - long-term portion	47.0	48.0
Total self-insurance liabilities	$82.4	$80.3

12. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2020	2019	2018
Current:
Federal	$168.9	$86.0	$93.0
State	37.4	29.4	26.8
Federal and state deferred	(39.0)	45.8	10.9
Change in valuation allowance, net	0.3	0.2	3.5
Adjustments and settlements	0.7	0.4	(0.7)
Income tax provision	$168.3	$161.8	$133.5

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2020	%	2019	%	2018	%
Income tax provision at statutory rate	$115.5	21.0	$128.7	21.0	$111.2	21.0
Impact of goodwill impairment	21.4	3.9	—	—	—	—
Other non-deductible expenses, net	8.2	1.5	10.3	1.7	4.9	0.9
State income taxes, net of federal benefit	24.3	4.4	25.7	4.2	22.8	4.3
	169.4	30.8	164.7	26.9	138.9	26.2
Change in tax rate	—	—	—	—	(5.0)	(0.9)
Change in valuation allowance, net	0.3	0.1	0.2	—	3.5	0.7
Adjustments and settlements	0.7	0.1	0.4	0.1	(0.7)	(0.1)
Federal and state tax credits	(0.7)	(0.1)	(0.9)	(0.2)	(1.0)	(0.2)
Other, net	(1.4)	(0.3)	(2.6)	(0.4)	(2.2)	(0.5)
Income tax provision	$168.3	30.6	$161.8	26.4	$133.5	25.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2020	2019
Deferred income tax assets:
Inventory	$20.2	$25.7
Receivable allowances	1.0	0.2
Warranty, chargeback, and self-insurance liabilities	53.1	50.7
Other accrued liabilities	31.5	27.7
Deferred compensation	24.4	20.9
Stock-based compensation	10.6	14.9
Lease liabilities	80.8	85.4
Loss carryforwards— state	6.8	6.8
Other, net	4.6	4.1
Total deferred income tax assets	233.0	236.4
Valuation allowance	(4.8)	(4.5)
Deferred income tax assets, net of valuation allowance	228.2	231.9
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(219.6)	(269.6)
Investments - unrealized appreciation	(19.5)	(6.3)
Right-of-use assets	(75.0)	(80.0)
Other, net	(10.0)	(11.1)
Total deferred income tax liabilities	(324.1)	(367.0)
Net deferred income tax liabilities	$(95.9)	$(135.1)
Our net deferred tax liability of $95.9 million as of December 31, 2020, and $135.1 million as of December 31, 2019, is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes payable included in Other Current Liabilities totaled $13.3 million at December 31, 2020. Income taxes receivable included in Receivables, net totaled $1.5 million at December 31, 2019.
At December 31, 2020, we had $104.0 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $1.9 million of state tax credits, all of which result in a deferred tax asset of $6.8 million and expire from 2021 through 2040.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2020, we had $4.8 million of valuation allowance related to state net operating loss carryforwards. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2014 to 2019 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at January 1	$5.3	$4.3	$6.4
Additions based on tax positions related to the current year	0.4	—	—
Additions for tax positions of prior years	1.6	1.4	0.6
Reductions for tax positions of prior years	—	—	—
Reductions for expirations of statute of limitations	(0.3)	(0.4)	(0.9)
Settlements	—	—	(1.8)
Balance at December 31	$7.0	$5.3	$4.3
We had accumulated interest and penalties associated with these unrecognized tax benefits of $8.4 million at December 31, 2020, $7.5 million at December 31, 2019, and $6.6 million at December 31, 2018. We additionally had a deferred tax asset of $3.4 million at December 31, 2020, $2.8 million at December 31, 2019, and $2.4 million at December 31, 2018, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $12.0 million at December 31, 2020, $10.0 million at December 31, 2019, and $8.5 million at December 31, 2018, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.7 million during 2020, $0.7 million during 2019, and $0.6 million during 2018 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2021.
Tax Reform
On December 22, 2017, H.R. 1 formerly known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. For the tax year ended December 31, 2018, we recorded a $5.0 million reduction to income tax expense related to our provisional estimate recorded as of December 31, 2017. The reduction was recorded as a component of income tax expense from continuing operations and had an impact of 0.9 percentage points on our effective income tax rate for the full year 2018.
13. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2020	2019	2018
Shares repurchased	7.2	1.3	2.1
Aggregate purchase price	$382.3	$44.7	$100.0
Average purchase price per share	$52.76	$35.51	$47.58
As of December 31, 2020, $197.8 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. In February 2021, our Board of Directors increased the share repurchase authorization by $1 billion.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2020	2019	2018
Shares issued	1.1	0.4	0.5
Proceeds from the exercise of stock options	$52.7	$12.7	$17.8
Average exercise price per share	$49.91	$33.87	$35.25

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	2020	2019	2018
Shares issued	0.5	0.3	0.1
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.2	0.1	0.1

14. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) provides for the grant of time-based and performance-based RSUs, restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. As of December 31, 2020, the maximum number of shares authorized for issuance under the 2014 Director Plan was 600,000.
Restricted Stock Units
On January 2, 2020, each of our non-employee directors received a grant of 5,110 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
In 2020, our Board’s Compensation Committee approved the grant of 0.8 million RSUs, which included time-based and performance-based RSUs. Time-based RSUs vest in equal installments over four years. The performance-based RSUs are subject to a one-year earnings performance measure. Certain performance-based RSUs vest in equal installments over four years, and others cliff vest after three years subject to the achievement of certain additional performance goals measured over a three-year period. The additional performance goals are based on an additional measure of earnings, a measure of return on invested capital, and a measure of our performance relative to certain customer satisfaction indices.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information about vested and nonvested RSUs for 2020:

	RSUs
	Shares (in millions)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	1.7	$40.56
Granted	0.9	$44.28
Vested	(0.5)	$42.40
Forfeited	(0.2)	$44.21
Nonvested at December 31	1.9	$41.36
The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2020	2019	2018
Weighted average grant-date fair value of RSUs granted	$44.28	$35.51	$49.16
Total fair value of RSUs vested (in millions)	$23.2	$9.0	$7.3
Stock Options
Prior to 2017, we granted non-qualified stock options with a term of 10 years from the date of grant that vested in equal installments over four years. Upon exercise, shares of common stock are issued from our treasury stock.
We used the Black-Scholes valuation model to determine compensation expense and amortized compensation expense on a straight-line basis over the requisite service period of the grants. All stock options were fully vested as of December 31, 2020. The following table summarizes stock option activity during 2020:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	2.6	$52.29
Granted	—	$—
Exercised	(1.1)	$49.91
Forfeited	—	$—
Expired	(0.3)	$58.00
Options outstanding and exercisable as of December 31	1.2	$52.78	3.53	$19.7
Options available for future grants at December 31	3.1
The total intrinsic value of stock options exercised was $9.8 million during 2020, $5.2 million during 2019, and $8.2 million during 2018.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock
Prior to 2017, we granted restricted stock awards, which were issued from our treasury stock. All restricted stock awards were fully vested as of December 31, 2020. Compensation cost for restricted stock awards was based on the closing price of our common stock on the date of grant. The following table summarizes information about restricted stock for 2020:

	Restricted Stock
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	16,267	$52.53
Granted	—	$—
Vested	(16,189)	$52.53
Forfeited	(78)	$52.53
Nonvested at December 31	—	$—

The total fair value of restricted stock awards vested was $0.7 million in 2020, $1.7 million in 2019, and $3.3 million in 2018.
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2020	2019	2018
RSUs	$30.0	$29.4	$21.7
Stock options	0.1	0.9	1.6
Restricted stock	0.1	0.8	2.2
Total stock-based compensation expense	$30.2	$31.1	$25.5

Tax benefit related to stock-based compensation expense	$2.6	$2.5	$3.0
As of December 31, 2020, there was $19.9 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.64 years.
Tax benefits related to stock options exercised and vesting of restricted stock and RSUs were $4.3 million in 2020, $3.3 million in 2019, and $3.4 million in 2018.

15. STORE DIVESTITURES
During 2020, we divested one Premium Luxury store and two collision centers. We also terminated one Domestic franchise. During 2019, we divested three Domestic stores, five Import stores, and two collision centers. During 2018, we divested eight Domestic stores, seven Import stores, two Premium Luxury stores, and one collision center.
We recognized net gains related to store divestitures of $2.5 million in 2020, $29.7 million in 2019, and $40.3 million in 2018. The net gains on these divestitures are included in Other (Income) Expense, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16. EXIT OR DISPOSAL COST OBLIGATIONS
On August 17, 2020, we determined to close our aftermarket collision parts (“ACP”) business by the end of 2020. In connection with the closing of the ACP business, we expect to incur total charges of $36.7 million, the significant majority of which was incurred in 2020, as follows:

Cost Associated with Exit Activity	Total Costs Expected to be Incurred	Cumulative Costs Incurred during 2020	Statement of Operations Line Item
Inventory valuation adjustment	$17.6	$17.6	Parts and service cost of sales
Contract termination charges	3.2	3.2	Other (income) expense, net (operating)
Other associated closing costs	2.6	2.6	Selling, general, and administrative expenses
Accelerated depreciation	3.9	3.9	Depreciation and amortization
Accelerated amortization	3.2	3.2	Selling, general, and administrative expenses
Asset impairment charges	5.1	5.1	Other (income) expense, net (operating)
Involuntary termination benefits	1.1	1.1	Selling, general, and administrative expenses
	$36.7	$36.7
Charges incurred are reflected as part of the “Corporate and other” category of our segment information.
The following is a rollforward of our liability balances for exit or disposal cost obligations associated with the closing of the ACP business, which are included in Other Current Liabilities in the Consolidated Balance Sheets:

	Contract Termination Charges	Other Associated Closing Costs	Involuntary Termination Benefits	Total
Balance at December 31, 2019	$—	$—	$—	$—
Costs incurred	3.2	2.6	1.1	6.9
Costs paid or otherwise settled	(3.0)	(0.2)	(0.3)	(3.5)
Balance at December 31, 2020	$0.2	$2.4	$0.8	$3.4

17. CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2020	2019
Cash and cash equivalents	$569.6	$42.0
Restricted cash included in Other Current Assets	0.1	0.5
Total cash, cash equivalents, and restricted cash	$569.7	$42.5
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $9.6 million at December 31, 2020, $29.4 million at December 31, 2019, and $41.3 million at December 31, 2018. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing agreements of $1.7 million during 2020, $3.3 million during 2019, and $9.6 million during 2018. See Note 8 of the Notes to Consolidated Financial Statements for supplemental

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new lease liabilities.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $164.2 million in 2020, $243.1 million in 2019, and $245.6 million in 2018. We made income tax payments, net of income tax refunds, of $190.2 million in 2020, $107.5 million in 2019, and $210.0 million in 2018.

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
•Investments in Equity Securities: As of December 31, 2020, the carrying amount of our Vroom equity investment was $101.9 million. The fair value of this equity investment is based on the quoted price in active markets for the identical asset (Level 1). In March 2020, we invested $50.0 million in the equity securities of Waymo LLC, which do not have a readily determinable fair value. We elected to measure this investment using the measurement alternative as permitted by accounting standards, and we recorded the equity interest at its cost of $50.0 million. We have considered all relevant transactions since the date of our investment through December 31, 2020, and we have not recorded any impairments or upward or downward adjustments to the carrying amount of our Waymo investment as of December 31, 2020, as there have not been any indications of impairment or observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of such date. Investments in equity securities are reported in Other Assets in the accompanying Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income, Net (non-operating) in the Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is the portion of unrealized gains recognized during the years ended December 31, 2020 and 2019, related to equity securities still held at December 31:

	2020	2019
Net gains recognized during the period on equity securities	$131.5	$25.7
Less: Net gains recognized during the period on equity securities sold during the period	63.4	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$68.1	$25.7
In the first quarter of 2021, we sold the remaining shares of our Vroom equity investment for total proceeds of $109.4 million.
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt at December 31 is as follows:

	2020	2019
Carrying value	$2,101.8	$1,934.1
Fair value	$2,341.1	$2,001.8
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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019:

	2020		2019
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$457.5	$(318.3)	$—	$—
Franchise rights and other	$26.2	$(59.9)	$8.9	$(9.9)
Equity investment	$—	$—	$75.7	$25.7
Right-of-use assets	$5.0	$(3.1)	$0.1	$(0.2)
Long-lived assets held and used	$1.8	$(9.2)	$—	$(0.1)
Long-lived assets held for sale:
Continuing operations	$—	$—	$26.1	$(1.6)
Discontinued operations	—	—	5.4	(0.5)
Total assets held for sale	$—	$—	$31.5	$(2.1)

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. During the first quarter of 2020, our stock price, along with the U.S. stock market in general, was adversely impacted by the market reaction to the COVID-19 pandemic. In light of the uncertainty surrounding the COVID-19 pandemic and the decrease in our market capitalization as of March 31, 2020, we concluded that a triggering event had occurred potentially indicating that the fair values of our reporting units were less than their carrying values as of March 31, 2020. Therefore, we performed quantitative goodwill impairment tests for each of our reporting units as of March 31, 2020.
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
As a result of these impairment tests, during the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Consolidated Statements of Income and in the “Corporate and other” category of our segment information. For our April 30, 2020 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
For our April 30, 2019 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our Domestic, Import, and Premium Luxury reporting units, and we determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. We elected to perform a quantitative goodwill impairment test for our Collision Centers and Parts Centers reporting units as of April 30, 2019, and no impairment charges resulted from the impairment test.
For our April 30, 2018 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
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
As a result of the quantitative tests, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million during the three months ended March 31, 2020. For our April 30, 2020 annual impairment test, we elected to perform quantitative franchise rights impairment tests, and no additional impairment charges resulted from these quantitative tests.
For our April 30, 2019 and 2018 annual impairment tests, we elected to perform quantitative franchise rights impairment tests. As a result of these tests, we recorded non-cash impairment charges of $9.6 million in 2019 and $8.1 million in 2018 to reduce the carrying values of certain franchise rights to their estimated fair values.
The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
In 2020, we also recorded non-cash impairment charges of $2.4 million to reduce the carrying value of certain finite-lived intangible assets to estimated fair value, which are included in Other (Income) Expense, Net in our Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
We recorded non-cash impairment charges of $3.1 million in 2020 and $0.2 million in 2019 related to our right-of-use assets.
We recorded non-cash impairment charges of $9.2 million in 2020 and $0.1 million in 2019 related to our long-lived assets held and used.
We recorded no impairment charges related to our long-lived assets held for sale in 2020. In 2019, we recorded non-cash impairment charges of $1.6 million related to our long-lived assets held for sale in continuing operations and $0.5 million related to our long-lived assets held for sale in discontinued operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The non-cash impairment charges recorded in 2020 and 2019, are included in Other (Income) Expense, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $25.5 million as of December 31, 2020, and $40.6 million as of December 31, 2019, primarily related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $8.0 million as of December 31, 2020, and $8.0 million as of December 31, 2019, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Consolidated Balance Sheets.
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
As of December 31, 2020 and 2019, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $11 million at December 31, 2020. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2020, surety bonds, letters of credit, and cash deposits totaled $102.4 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

20. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2020, approximately 64% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $210.0 million at December 31, 2020, and $234.5 million at December 31, 2019. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, FCA US, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

materially adversely impacted by another bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2020, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

21. SEGMENT INFORMATION
At December 31, 2020, 2019, and 2018, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA used vehicle stores, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
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

	Year Ended December 31, 2020
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$6,490.6	$5,988.0	$7,202.8	$708.6	$20,390.0
Floorplan interest expense	$23.8	$12.9	$21.8	$5.3	$63.8
Depreciation and amortization	$39.8	$33.6	$60.5	$65.0	$198.9
Segment income (loss)(1)	$355.2	$386.4	$478.2	$(720.4)	$499.4
Capital expenditures	$17.9	$25.7	$51.6	$42.0	$137.2
Segment assets	$2,130.0	$1,764.7	$2,752.5	$3,240.0	$9,887.2

	Year Ended December 31, 2019
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$6,671.4	$6,468.7	$7,434.8	$760.8	$21,335.7
Floorplan interest expense	$51.8	$30.7	$47.3	$8.6	$138.4
Depreciation and amortization	$37.2	$33.4	$53.5	$56.4	$180.5
Segment income (loss)(1)	$257.6	$318.6	$381.1	$(272.1)	$685.2
Capital expenditures	$38.6	$23.2	$145.3	$50.3	$257.4
Segment assets	$2,483.6	$1,842.1	$3,150.5	$3,067.1	$10,543.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Years Ended December 31,
	2020	2019	2018
Total external revenues for reportable segments	$19,681.4	$20,574.9	$20,931.8
Corporate and other revenues	708.6	760.8	481.0
Total consolidated revenues	$20,390.0	$21,335.7	$21,412.8

	Years Ended December 31,
	2020	2019	2018
Total segment income for reportable segments	$1,219.8	$957.3	$894.9
Corporate and other	(720.4)	(272.1)	(247.4)
Other interest expense	(93.7)	(106.7)	(119.4)
Interest income	0.3	0.5	1.1
Other income, net	144.1	33.6	0.2
Income from continuing operations before income taxes	$550.1	$612.6	$529.4

22. MULTIEMPLOYER PENSION PLANS
Five of our 230 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Both of the multiemployer pension plans in which we participate are designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in these plans for the year ended December 31, 2020, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2020 and 2019 is based on information that we received from the plans and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plans are subject. A rehabilitation plan has been implemented for each plan. There have been no significant changes that affect the comparability of 2020, 2019, and 2018 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2020	2019	2020	2019	2018	Surcharge Imposed (2)
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.4	$1.6	$1.4	Yes	(3)
IAM National Pension Fund	51-6031295- 002	Red	Red	0.2	0.2	0.2	Yes	(4)
Other funds				0.1	0.1	0.1
Total contributions				$1.7	$1.9	$1.7
(1)    Our stores were not listed in the Automotive Industries Pension Plan’s or IAM National Pension Fund’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2019 or 2018.
(2)    We paid surcharges to the Automotive Industries Pension Plan of $0.6 million, $0.8 million, and $0.6 million in 2020, 2019, and 2018 respectively. Surcharges to the IAM National Pension Fund commenced in 2019 and were de minimis.
(3)    We are party to three collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan. One agreement has an expiration date of December 31, 2021, and one agreement has an expiration date of December 31, 2022. One agreement expired on December 31, 2019, and is currently extended during collective bargaining for a new agreement.
(4)    We are party to two collective-bargaining agreements that require contributions to the IAM National Pension Fund. Both agreements have an expiration date of August 31, 2022.
In the event that we cease participating in these plans, we could be assessed withdrawal liabilities, which we estimate are approximately $15 million for the Automotive Industries Pension Plan and approximately $3 million for the IAM National Pension Fund.

AUTONATION, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2020 and 2019:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2020	$4,667.0	$4,533.0	$5,404.9	$5,785.1
	2019	$4,981.8	$5,343.8	$5,461.2	$5,548.9
Gross profit	2020	$813.2	$795.0	$971.5	$986.7
	2019	$849.2	$890.8	$887.4	$895.6
Operating income (loss)(1)	2020	$(219.3)	$201.4	$271.7	$309.4
	2019	$190.8	$203.5	$193.5	$235.8
Income (loss) from continuing operations(1) (2)	2020	$(232.2)	$279.9	$182.6	$151.5
	2019	$92.1	$101.0	$100.0	$157.7
Net income (loss)(1) (2)	2020	$(232.3)	$279.8	$182.6	$151.5
	2019	$92.0	$100.8	$99.5	$157.7
Basic earnings (loss) per share	2020	$(2.58)	$3.18	$2.07	$1.74
from continuing operations(1) (2) (3)	2019	$1.02	$1.12	$1.11	$1.75
Diluted earnings (loss) per share	2020	$(2.58)	$3.18	$2.05	$1.73
from continuing operations(1) (2) (3)	2019	$1.02	$1.12	$1.11	$1.74
(1)During the first quarter of 2020, we recorded non-cash goodwill and franchise rights impairment charges of $375.8 million ($308.4 million after-tax) due to the impacts of the COVID-19 pandemic. During the third quarter of 2020, we recognized $36.5 million ($27.7 million after-tax) of charges incurred in connection with the closure of our aftermarket collision parts business. During the fourth quarter of 2019, we recorded net gains of $25.9 million ($19.6 million after-tax) primarily related to business/property divestitures.
(2)During the second and third quarters of 2020, we recognized a gain of $214.7 million ($160.5 million after-tax) and a loss of $2.0 million ($1.5 million after-tax), respectively, related to our Vroom equity investment due to changes in the fair value of the underling security for shares held at the end of those respective periods. During the fourth quarter of 2020, we recognized a loss of $81.2 million ($61.5 million after-tax) related to our Vroom equity investment due to shares sold during the fourth quarter of 2020 and a change in the fair value of the underlying security for shares still held as of December 31. 2020. During the fourth quarter of 2019, we recognized a gain of $25.7 million ($19.5 million after-tax) related to our Vroom equity investment due to a change in the fair value of the underlying security for shares still held as of December 31, 2019.
(3)The sum of quarterly basic and diluted earnings per share from continuing operations may not equal full year amounts as reported in the Consolidated Statements of Income due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2020 regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	3,141,922	(1)	$52.78(2)	3,127,480	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	3,141,922	(1)	$52.78(2)	3,127,480	(3)
(1)    Includes 1,868,440 shares granted under the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) and 117,789 shares granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Plan”) that are issuable upon settlement of outstanding restricted stock units (“RSUs”). The remaining balance consists of outstanding stock option awards.
(2)    The weighted average exercise price does not take into account the shares issuable upon settlement of outstanding RSUs, which have no exercise price.
(3)    Includes 2,830,586 shares available under the 2017 Plan and 296,894 shares available under the 2014 Plan.
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Financial Statements: The Consolidated Financial Statements of AutoNation are set forth in Part II, Item 8 of this Form 10-K.
2.Financial Statement Schedules: Not applicable.
3.Exhibits: The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Form 10-K.
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
Michael J. Jackson Chief Executive Officer and Director
February 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chief Executive Officer and Director	February 16, 2021
Michael J. Jackson	(Principal Executive Officer)

/S/ JOSEPH T. LOWER	Executive Vice President and Chief	February 16, 2021
Joseph T. Lower	Financial Officer (Principal Financial Officer)

/S/ CHRISTOPHER CADE	Senior Vice President and Chief Accounting	February 16, 2021
Christopher Cade	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Director	February 16, 2021
Rick L. Burdick

/S/ DAVID B. EDELSON	Director	February 16, 2021
David B. Edelson

/S/ STEVEN L. GERARD	Director	February 16, 2021
Steven L. Gerard

/S/ ROBERT R. GRUSKY	Director	February 16, 2021
Robert R. Grusky

/S/ NORMAN K. JENKINS	Director	February 16, 2021
Norman K. Jenkins

/S/ LISA LUTOFF-PERLO	Director	February 16, 2021
Lisa Lutoff-Perlo

/S/ G. MIKE MIKAN	Director	February 16, 2021
G. Mike Mikan

/S/ JACQUELINE A. TRAVISANO	Director	February 16, 2021
Jacqueline A. Travisano

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	12/16/16
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.3	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.8).	8-K	001-13107	4.3	9/21/15
4.4	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	4/22/16
4.5	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	10/28/16
4.6	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	11/2/17
4.7	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.5% Senior Notes due 2024.	8-K	001-13107	4.2	11/13/17
4.8	Form of 3.5% Senior Notes due 2024 (included in Exhibit 4.19).	8-K	001-13107	4.3	11/13/17
4.9	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.10	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.21).	8-K	001-13107	4.5	11/13/17
4.11	Supplemental Indenture to 2010 Indenture, dated May 22, 2020, relating to the Company’s 4.75% Senior Notes due 2030.	8-K	001-13107	4.2	5/22/20
4.12	Form of 4.75% Senior Notes due 2030 (included in Exhibit 4.23).	8-K	001-13107	4.2	5/22/20
4.13*	Description of Registrant’s Securities.
10.1*	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.
10.2	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.3	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.4	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.5	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.6	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14
10.7	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.8	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”).	10-Q	001-13107	10.1	4/25/08
10.9	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.10	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.11	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15
10.12	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.5	4/22/15
10.13	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.14	Form of Restricted Stock Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.2	4/22/16
10.15	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation.	8-K	001-13107	10.1	2/6/15
10.16	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17
10.17	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan for grants in 2017.	8-K	001-13107	10.2	4/21/17
10.18	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan.	10-Q	001-13107	10.3	8/2/17
10.19	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan for grants in 2018-2021.	10-Q	001-13107	10.1	5/1/18
10.20	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.	10-Q	001-13107	10.2	5/1/18
10.21	Separation Agreement and General Release of All Claims, dated January 3, 2019, by and between AutoNation, Inc. and Donna Parlapiano.	8-K	001-13107	10.1	1/9/19
10.22	Separation Agreement and General Release of All Claims, dated August 21, 2019, by and between AutoNation, Inc. and Carl C. Liebert III.	8-K	001-13107	10.1	8/23/19
10.23	Letter Agreement, dated as of November 21, 2019, by and between AutoNation, Inc. and Joseph T. Lower.	8-K	001-13107	10.1	11/22/19
10.24	Restricted Stock Unit Award Agreement, dated as of January 13, 2020, by and between AutoNation, Inc. and Joseph T. Lower.	10-K	001-13107	10.37	2/18/20
10.25	Separation Agreement and General Release of All Claims, dated July 14, 2020, by and between AutoNation, Inc. and Cheryl Miller.	8-K	001-13107	10.2	7/14/20
10.26	Amended and Restated Employment Agreement, dated July 14, 2020, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	7/14/20
10.27	Third Amended and Restated Credit Agreement, dated March 26, 2020, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	3/26/20
10.28	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.2	3/26/20
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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