Form 10-Q
period 2021-03-31
AUTONATION, INC.
filed 2021-04-22
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of April 20, 2021, the registrant had 80,479,801 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$350.0	$569.6
Receivables, net	883.5	845.2
Inventory	2,254.6	2,598.5
Other current assets	178.7	139.4
Total Current Assets	3,666.8	4,152.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.7 billion and $1.7 billion, respectively	3,107.1	3,138.1
OPERATING LEASE ASSETS	302.5	309.5
GOODWILL	1,184.8	1,185.0
OTHER INTANGIBLE ASSETS, NET	521.2	521.5
OTHER ASSETS	485.1	580.4
Total Assets	$9,267.5	$9,887.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,285.2	$1,541.7
Vehicle floorplan payable - non-trade	1,012.8	1,218.2
Accounts payable	413.2	335.2
Current maturities of long-term debt	7.1	309.2
Accrued payroll and benefits	231.4	225.8
Other current liabilities	659.5	535.8
Total Current Liabilities	3,609.2	4,165.9
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,791.3	1,792.6
NONCURRENT OPERATING LEASE LIABILITIES	279.1	286.5
DEFERRED INCOME TAXES	76.3	95.9
OTHER LIABILITIES	317.7	310.6
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 102,562,149 shares issued at March 31, 2021, and December 31, 2020, including shares held in treasury	1.0	1.0
Additional paid-in capital	41.0	53.1
Retained earnings	4,308.8	4,069.4
Treasury stock, at cost; 22,088,073 and 19,078,620 shares held, respectively	(1,156.9)	(887.8)
Total Shareholders’ Equity	3,193.9	3,235.7
Total Liabilities and Shareholders’ Equity	$9,267.5	$9,887.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
New vehicle	$2,982.3	$2,281.9
Used vehicle	1,749.1	1,248.7
Parts and service	851.0	876.3
Finance and insurance, net	313.0	235.8
Other	8.4	24.3
TOTAL REVENUE	5,903.8	4,667.0
Cost of sales:
New vehicle	2,792.3	2,185.5
Used vehicle	1,608.9	1,157.7
Parts and service	462.0	487.5
Other	7.8	23.1
TOTAL COST OF SALES (excluding depreciation shown below)	4,871.0	3,853.8
Gross profit:
New vehicle	190.0	96.4
Used vehicle	140.2	91.0
Parts and service	389.0	388.8
Finance and insurance	313.0	235.8
Other	0.6	1.2
TOTAL GROSS PROFIT	1,032.8	813.2
Selling, general, and administrative expenses	647.9	600.7
Depreciation and amortization	47.9	48.1
Goodwill impairment	—	318.3
Franchise rights impairment	—	57.5
Other expense, net	0.1	7.9
OPERATING INCOME (LOSS)	336.9	(219.3)
Non-operating income (expense) items:
Floorplan interest expense	(9.4)	(25.5)
Other interest expense	(21.2)	(23.5)
Other income (loss), net	11.0	(2.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	317.3	(271.2)
Income tax provision (benefit)	77.8	(39.0)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	239.5	(232.2)
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)
NET INCOME (LOSS)	$239.4	$(232.3)
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.88	$(2.58)
Discontinued operations	$—	$—
Net income (loss)	$2.88	$(2.58)
Weighted average common shares outstanding	83.1	90.0
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.85	$(2.58)
Discontinued operations	$—	$—
Net income (loss)	$2.85	$(2.58)
Weighted average common shares outstanding	83.9	90.0
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	80.5	87.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	239.4	—	239.4
Repurchases of common stock	—	—	—	—	(306.1)	(306.1)
Stock-based compensation expense	—	—	20.8	—	—	20.8
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(32.9)	—	37.0	4.1
BALANCE AT MARCH 31, 2021	102,562,149	$1.0	$41.0	$4,308.8	$(1,156.9)	$3,193.9

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net loss	—	—	—	(232.3)	—	(232.3)
Repurchases of common stock	—	—	—	—	(80.0)	(80.0)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(21.7)	—	14.8	(6.9)
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)	—	(0.5)
BALANCE AT MARCH 31, 2020	102,562,149	$1.0	$18.7	$3,455.5	$(628.3)	$2,846.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$239.4	$(232.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	0.1	0.1
Depreciation and amortization	47.9	48.1
Amortization of debt issuance costs and accretion of debt discounts	1.1	1.2
Stock-based compensation expense	20.8	4.5
Deferred income tax benefit	(19.6)	(68.6)
Net gain related to business/property dispositions	(0.7)	—
Goodwill impairment	—	318.3
Franchise rights impairment	—	57.5
Non-cash impairment charges	1.0	8.5
Gain on equity investment	(7.5)	—
Other	(3.1)	3.6
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	(38.3)	403.4
Inventory	343.9	(371.3)
Other assets	(8.2)	(3.5)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	(256.5)	76.6
Accounts payable	76.8	(64.1)
Other liabilities	129.3	(68.3)
Net cash provided by continuing operations	526.4	113.7
Net cash used in discontinued operations	(0.1)	—
Net cash provided by operating activities	526.3	113.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(41.3)	(42.2)
Insurance recoveries on property and equipment	—	1.2
Cash received from business divestitures, net of cash relinquished	1.9	—
Cash used in business acquisitions, net of cash acquired	—	(0.4)
Proceeds from the sale of equity securities	109.4	—
Investment in equity securities	—	(50.0)
Other	0.6	(0.8)
Net cash provided by (used in) continuing operations	70.6	(92.2)
Net cash used in discontinued operations	—	—
Net cash provided by (used in) investing activities	70.6	(92.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2021	2020
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(310.7)	(78.9)
Payment of 3.35% Senior Notes due 2021	(300.0)	—
Payment of 5.5% Senior Notes due 2020	—	(350.0)
Proceeds from revolving credit facility	—	790.0
Net payments of commercial paper	—	(30.0)
Payment of debt issuance costs	—	(6.1)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(206.1)	30.1
Payments of other debt obligations	(3.8)	(1.1)
Proceeds from the exercise of stock options	21.2	1.0
Payments of tax withholdings for stock-based awards	(17.1)	(7.9)
Net cash provided by (used in) continuing operations	(816.5)	347.1
Net cash used in discontinued operations	—	—
Net cash provided by (used in) financing activities	(816.5)	347.1
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(219.6)	368.6
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	569.7	42.5
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$350.1	$411.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2021, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold during the three months ended March 31, 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, FCA US, BMW, and Volkswagen (including Audi and Porsche). As of March 31, 2021, we also owned and operated 73 AutoNation-branded collision centers, 5 AutoNation USA used vehicle stores, 4 automotive auction operations, and 3 parts distribution centers.
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

	Three Months Ended March 31, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$935.4	$958.0	$1,088.9	$—	$2,982.3
Used vehicle	563.7	484.7	642.3	58.4	1,749.1
Parts and service	234.1	214.1	285.2	117.6	851.0
Finance and insurance, net	109.3	109.1	86.8	7.8	313.0
Other	4.2	3.7	0.3	0.2	8.4
	$1,846.7	$1,769.6	$2,103.5	$184.0	$5,903.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,681.6	$1,604.1	$1,863.6	$107.3	$5,256.6
Goods and services transferred over time(2)	165.1	165.5	239.9	76.7	647.2
	$1,846.7	$1,769.6	$2,103.5	$184.0	$5,903.8

	Three Months Ended March 31, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$738.9	$733.9	$809.1	$—	$2,281.9
Used vehicle	404.6	334.5	467.3	42.3	1,248.7
Parts and service	235.6	207.5	277.4	155.8	876.3
Finance and insurance, net	83.1	84.0	63.0	5.7	235.8
Other	21.3	2.2	—	0.8	24.3
	$1,483.5	$1,362.1	$1,616.8	$204.6	$4,667.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,311.4	$1,200.5	$1,380.2	$109.4	$4,001.5
Goods and services transferred over time(2)	172.1	161.6	236.6	95.2	665.5
	$1,483.5	$1,362.1	$1,616.8	$204.6	$4,667.0

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

The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$88.5	$32.3	$42.3	$13.9

As a practical expedient, since automotive repair and maintenance services are performed within one year or less, we do not disclose estimated revenue expected to be recognized in the future for automotive repair and maintenance performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue.

Contract Assets and Liabilities
When the timing of our provision of goods or services is different from the timing of payments made by our customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with automotive repair and maintenance services, as well as our estimate of variable consideration that has been included in the transaction price for certain finance and insurance products (retrospective commissions). These contract assets are reclassified to receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to upfront payments received from customers for the sale of VCP contracts for which our performance obligations are satisfied, and revenue is recognized, as each underlying service of the multi-year contract is complete during the contract term.
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	March 31, 2021	December 31, 2020
Receivables from contracts with customers, net	$650.3	$595.0
Contract Asset (Current)	$18.6	$25.7
Contract Asset (Long-Term)	$5.3	$10.2
Contract Liability (Current)	$32.6	$32.5
Contract Liability (Long-Term)	$56.3	$56.0
The change in the balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods. The following table presents

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
revenue recognized during the period from amounts included in the contract liability balance at the beginning of the period and performance obligations satisfied in previous periods:

	Three Months Ended March 31,
	2021	2020
Amounts included in contract liability at the beginning of the period	$8.7	$8.5
Performance obligations satisfied in previous periods	$5.4	$—

Other significant changes include contract assets reclassified to receivables of $17.6 million for the three months ended March 31, 2021, and $14.5 million for the three months ended March 31, 2020.

3.EARNINGS (LOSS) PER SHARE
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
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2021	2020
Net income (loss) from continuing operations	$239.5	$(232.2)
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)
Net income (loss)	$239.4	$(232.3)

Basic weighted average common shares outstanding	83.1	90.0
Dilutive effect of stock options and unvested RSUs	0.8	—
Diluted weighted average common shares outstanding	83.9	90.0

Basic earnings (loss) per share amounts(1):
Continuing operations	$2.88	$(2.58)
Discontinued operations	$—	$—
Net income (loss)	$2.88	$(2.58)

Diluted earnings (loss) per share amounts(1):
Continuing operations	$2.85	$(2.58)
Discontinued operations	$—	$—
Net income (loss)	$2.85	$(2.58)

(1) Earnings (loss) per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of anti-dilutive equity instruments excluded from the computation of diluted earnings (loss) per share is as follows:

	Three Months Ended
	March 31,
	2021	2020
Anti-dilutive equity instruments excluded from the computation of diluted earnings (loss) per share	—	3.0

4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	March 31, 2021	December 31, 2020
Contracts-in-transit and vehicle receivables	$495.5	$445.8
Trade receivables	147.7	138.0
Manufacturer receivables	186.7	210.0
Other	57.3	55.1
	887.2	848.9
Less: allowances for expected credit losses	(3.7)	(3.7)
Receivables, net	$883.5	$845.2

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

5.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2021	December 31, 2020
New vehicles	$1,363.6	$1,761.9
Used vehicles	698.8	648.4
Parts, accessories, and other	192.2	188.2
Inventory	$2,254.6	$2,598.5

The components of vehicle floorplan payable are as follows:

	March 31, 2021	December 31, 2020
Vehicle floorplan payable - trade	$1,285.2	$1,541.7
Vehicle floorplan payable - non-trade	1,012.8	1,218.2
Vehicle floorplan payable	$2,298.0	$2,759.9
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
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the three months ended March 31, 2021, and 2.8% for the three months ended March 31, 2020. At March 31, 2021, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $1.9 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the three months ended March 31, 2021, and 3.1% for the three months ended March 31, 2020. At March 31, 2021, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $482.0 million, of which $423.6 million had been borrowed. The remaining borrowing capacity of $58.4 million was limited to $0.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2021	December 31, 2020
Goodwill	$1,184.8	$1,185.0

Franchise rights - indefinite-lived	$509.0	$509.0
Other intangibles	19.6	19.6
	528.6	528.6
Less: accumulated amortization	(7.4)	(7.1)
Other intangible assets, net	$521.2	$521.5

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2021	December 31, 2020
3.35% Senior Notes	January 15, 2021	January 15 and July 15	$—	$300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2040	Monthly	112.8	116.6
			1,812.8	2,116.6
Less: unamortized debt discounts and debt issuance costs			(14.4)	(14.8)
Less: current maturities			(7.1)	(309.2)
Long-term debt, net of current maturities			$1,791.3	$1,792.6
Senior Unsecured Notes and Credit Agreement
In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021.
The interest rates payable on our outstanding senior unsecured notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2021, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.7 million at March 31, 2021, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at March 31, 2021.
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
Other Long-Term Debt
At March 31, 2021, we had finance leases and other debt obligations of $112.8 million, which are due at various dates through 2040.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
We had no commercial paper notes outstanding at March 31, 2021 and no commercial paper notes outstanding at December 31, 2020.

8.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $110.4 million at March 31, 2021, and $13.3 million at December 31, 2020.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2014 to 2019 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision (Benefit) in the accompanying Unaudited Condensed Consolidated Statements of Operations.

9.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2021	2020
Shares repurchased	3.8	2.5
Aggregate purchase price	$306.1	$80.0
Average purchase price per share	$79.76	$31.95

As of March 31, 2021, $891.7 million remained available for share repurchases under the program.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2021	2020
Shares issued	0.4	0.1
Proceeds from the exercise of stock options	$21.2	$1.0
Average exercise price per share	$50.57	$18.12

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended
	March 31,
	2021	2020
Shares issued	0.6	0.5
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.2	0.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$350.0	$569.6
Restricted cash included in Other Current Assets	0.1	0.1
Total cash, cash equivalents, and restricted cash	$350.1	$569.7
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $12.7 million at March 31, 2021, and $17.2 million at March 31, 2020. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing arrangements of $0.4 million during the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$2.8	$11.3
Finance lease liabilities	$7.7	$15.7
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $17.9 million during the three months ended March 31, 2021, and $47.6 million during the three months ended March 31, 2020. We made income tax payments, net of income tax refunds, of $0.1 million during the three months ended March 31, 2021, and $0.5 million during the three months ended March 31, 2020.

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
•Investments in Equity Securities: In the first quarter of 2021, we sold the remaining shares of our Vroom equity investment for total proceeds of $109.4 million. In March 2020, we invested $50.0 million in the equity securities of Waymo LLC, which do not have a readily determinable fair value. We elected to measure this investment at its cost using the measurement alternative as permitted by accounting standards. We have considered all relevant transactions since the date of our investment through March 31, 2021, and we have not recorded any impairments or upward or downward adjustments to the carrying amount of our Waymo investment as of March 31, 2021, as there have not been any indications of impairment or observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of such date. Investments in equity securities are reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income, Net (non-operating) in the Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
The following is information on gains recognized during the three months ended March 31 related to equity investments:

	2021	2020
Net gains recognized during the period on equity securities	$7.5	$—
Less: Net gains recognized during the period on equity securities sold during the period	7.5	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$—	$—

•Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	March 31, 2021	December 31, 2020
Carrying value	$1,798.4	$2,101.8
Fair value	$1,999.8	$2,341.1

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2021 and 2020:

	2021		2020
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$—	$—	$457.5	$(318.3)
Franchise rights and other	$—	$—	$26.2	$(59.9)
Right-of-use assets	$—	$(0.1)	$1.4	$(0.4)
Long-lived assets held and used	$6.0	$(0.9)	$1.8	$(5.7)
Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.
During the first quarter of 2020, due to the impact of the COVID-19 pandemic on our results and the decrease in our market capitalization as of March 31, 2020, we recorded goodwill impairment charges of $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. We also recorded franchise rights impairment charges of $57.5 million during the first quarter of 2020. The non-cash impairment charges are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
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
We also recorded non-cash impairment charges of $2.4 million to reduce the carrying value of certain finite-lived intangible assets to estimated fair value during the three months ended March 31, 2020, which are included in Other Expense, Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
Long-Lived Assets and Right-of-Use Assets
Fair value measurements for our long-lived assets and right-of-use assets are based on Level 3 inputs. Changes in fair value measurements are reviewed and assessed each quarter for long-lived assets classified as held for sale, or when an

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
indicator of impairment exists for long-lived assets classified as held and used or for right-of-use assets. The valuation process is generally based on a combination of the market and replacement cost approaches.
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
We had assets held for sale in continuing operations of $56.3 million as of March 31, 2021, and $25.5 million as of December 31, 2020, primarily related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $1.1 million as of March 31, 2021, and $8.0 million as of December 31, 2020, related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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
As of March 31, 2021 and 2020, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $11 million at March 31, 2021. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2021. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2021, surety bonds, letters of credit, and cash deposits totaled $100.0 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

13.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2021, approximately 64% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles sold during the three months ended March 31, 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, FCA US, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $186.7 million at March 31, 2021, and $210.0 million at December 31, 2020. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2021, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

14.SEGMENT INFORMATION
At March 31, 2021 and 2020, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors,

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended
	March 31, 2021
	Domestic	Import	Premium Luxury
Revenues from external customers	$1,846.7	$1,769.6	$2,103.5
Segment income (1)	$118.5	$125.9	$158.5

	Three Months Ended
	March 31, 2020
	Domestic	Import	Premium Luxury
Revenues from external customers	$1,483.5	$1,362.1	$1,616.8
Segment income (1)	$54.1	$65.9	$80.2

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2021	2020
Total segment income for reportable segments	$402.9	$200.2
Corporate and other	(75.4)	(445.0)
Other interest expense	(21.2)	(23.5)
Other income (loss), net	11.0	(2.9)
Income (loss) from continuing operations before income taxes	$317.3	$(271.2)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15.EXIT OR DISPOSAL COST OBLIGATIONS
On August 17, 2020, we determined to close our aftermarket collision parts (“ACP”) business by the end of 2020. In connection with the closing of the ACP business, we incurred total charges of $36.7 million in 2020. The following is a rollforward of liability balances for exit or disposal cost obligations associated with the closing of the ACP business.

	Contract Termination Charges	Other Associated Closing Costs	Involuntary Termination Benefits	Total
Balance at December 31, 2020	$0.2	$2.4	$0.8	$3.4
Costs incurred	—	—	—	—
Costs paid or otherwise settled	(0.2)	(2.4)	(0.7)	(3.3)
Balance at March 31, 2021	$—	$—	$0.1	$0.1

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2021, we owned and operated 315 new vehicle franchises from 230 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold during the three months ended March 31, 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, FCA US, BMW, and Volkswagen (including Audi and Porsche) As of March 31, 2021, we also owned and operated 73 AutoNation-branded collision centers, 5 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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
At March 31, 2021, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and FCA US. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2021, new vehicle sales accounted for 51% of our total revenue and 18% of our total gross profit. Used vehicle sales accounted for 30% of our total revenue and approximately 14% of our total gross profit. Our parts and service operations while comprising 14% of our total revenue, contributed 38% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 30% of our total gross profit.

Market Conditions
In the first quarter of 2021, U.S. industry retail new vehicle unit sales increased 26% as compared to the first quarter of 2020. Vehicle unit sales during the first quarter of 2020 were significantly adversely impacted by the onset of the COVID-19 pandemic and the extensive “shelter in place” and “stay at home” orders enacted by federal, state, and local governments. We currently expect that the annual rate of U.S. new vehicle unit sales will approach 16 million units in 2021. However, actual sales may materially differ. While new vehicle unit volume has improved, it has recently been, and could continue to be, impacted by reduced availability of inventory partially driven by certain component shortages in the manufacturers’ supply chains. We expect that new vehicle inventory shortages will continue throughout 2021. Market demand for new and used vehicles remains high largely due to low interest rates and a consumer desire for personal transportation. While unit volume has improved, any adverse economic impacts resulting from the COVID-19 pandemic, including any potential economic recessions or downturns, could materially adversely impact our business in future periods.
Results of Operations
During the three months ended March 31, 2021, we had net income from continuing operations of $239.5 million and diluted earnings per share of $2.85, as compared to a net loss from continuing operations of $232.2 million and a diluted loss per share of $2.58 during the same period in 2020.
Our total gross profit increased 27.0% during the first quarter of 2021 compared to the first quarter of 2020, driven primarily by increases in new vehicle gross profit of 97.1%, used vehicle gross profit of 54.1%, and finance and insurance gross profit of 32.7%, each as compared to 2020. New and used vehicle gross profit benefited from an increase in unit volume and an increase in gross profit per vehicle retailed (“PVR”) resulting from the tight supply of inventory and increased demand. Finance and insurance gross profit benefited from the increase in unit volume and an increase in finance and insurance gross profit PVR.
SG&A expenses increased largely due to performance-driven increases in compensation expense. With improvements in gross profit and our continued focus on cost control and prudent capital expenditures, SG&A expenses as a percentage of gross profit decreased to 62.7% during the three months ended March 31, 2021, from 73.9% in the same period in 2020.
Net income from continuing operations during the three months ended March 31, 2021, benefited from an after-tax gain of $5.7 million related to the sale of our remaining shares of Vroom, Inc. Net loss from continuing operations during the three months ended March 31, 2020, was adversely impacted by non-cash after-tax goodwill and franchise rights impairment charges totaling $308.4 million and non-cash after-tax other asset impairment charges of $6.2 million.
Strategic Initiatives
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We anticipate that the initial capital investment will be approximately $10 million to $11 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at March 31, 2021, or at December 31, 2020.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $2.9 million at March 31, 2021, and $3.4 million at December 31, 2020.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.9 million at March 31, 2021, and $6.5 million at December 31, 2020.

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
As of March 31, 2021, we have $227.2 million of goodwill related to the Domestic reporting unit, $500.4 million related to the Import reporting unit, and $457.2 million related to the Premium Luxury reporting unit.

Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Impact of the COVID-19 Pandemic on Goodwill and Other Intangible Assets
Although economic conditions have improved subsequent to the first quarter of 2020, we cannot predict the duration or scope of the COVID-19 pandemic. Negative financial impacts on our financial results and performance could be material in future periods. A change in the conditions, circumstances, or strategy, which influence determinations of fair value, including negative or declining cash flows or a decline in actual or planned revenues for our stores for a prolonged period, and, as it relates to goodwill, a significant decrease in our market capitalization or profitability, may result in a need to recognize additional goodwill and/or franchise rights impairment charges in the future.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,982.3	$2,281.9	$700.4	30.7
Retail used vehicle	1,644.1	1,162.0	482.1	41.5
Wholesale	105.0	86.7	18.3	21.1
Used vehicle	1,749.1	1,248.7	500.4	40.1
Finance and insurance, net	313.0	235.8	77.2	32.7
Total variable operations(1)	5,044.4	3,766.4	1,278.0	33.9
Parts and service	851.0	876.3	(25.3)	(2.9)
Other	8.4	24.3	(15.9)
Total revenue	$5,903.8	$4,667.0	$1,236.8	26.5
Gross profit:
New vehicle	$190.0	$96.4	$93.6	97.1
Retail used vehicle	125.2	83.5	41.7	49.9
Wholesale	15.0	7.5	7.5
Used vehicle	140.2	91.0	49.2	54.1
Finance and insurance	313.0	235.8	77.2	32.7
Total variable operations(1)	643.2	423.2	220.0	52.0
Parts and service	389.0	388.8	0.2	0.1
Other	0.6	1.2	(0.6)
Total gross profit	1,032.8	813.2	219.6	27.0
Selling, general, and administrative expenses	647.9	600.7	(47.2)	(7.9)
Depreciation and amortization	47.9	48.1	0.2
Goodwill impairment	—	318.3	318.3
Franchise rights impairment	—	57.5	57.5
Other expense, net	0.1	7.9	7.8
Operating income (loss)	336.9	(219.3)	556.2	(253.6)
Non-operating income (expense) items:
Floorplan interest expense	(9.4)	(25.5)	16.1
Other interest expense	(21.2)	(23.5)	2.3
Other income (loss), net	11.0	(2.9)	13.9
Income (loss) from continuing operations before income taxes	$317.3	$(271.2)	$588.5	(217.0)
Retail vehicle unit sales:
New vehicle	69,361	56,739	12,622	22.2
Used vehicle	71,780	56,149	15,631	27.8
	141,141	112,888	28,253	25.0
Revenue per vehicle retailed:
New vehicle	$42,997	$40,217	$2,780	6.9
Used vehicle	$22,905	$20,695	$2,210	10.7
Gross profit per vehicle retailed:
New vehicle	$2,739	$1,699	$1,040	61.2
Used vehicle	$1,744	$1,487	$257	17.3
Finance and insurance	$2,218	$2,089	$129	6.2
Total variable operations(2)	$4,451	$3,682	$769	20.9

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2021 (%)	2020 (%)
Revenue mix percentages:
New vehicle	50.5	48.9
Used vehicle	29.6	26.8
Parts and service	14.4	18.8
Finance and insurance, net	5.3	5.1
Other	0.2	0.4
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	18.4	11.9
Used vehicle	13.6	11.2
Parts and service	37.7	47.8
Finance and insurance	30.3	29.0
Other	—	0.1
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.4	4.2
Used vehicle - retail	7.6	7.2
Parts and service	45.7	44.4
Total	17.5	17.4
Selling, general, and administrative expenses	11.0	12.9
Operating income (loss)	5.7	NM
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	62.7	73.9
Operating income (loss)	32.6	NM

	March 31,
	2021	2020
Inventory days supply:
New vehicle (industry standard of selling days)	29 days	98 days
Used vehicle (trailing calendar month days)	31 days	48 days

NM - Not Meaningful

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2020 columns may differ from the same store amounts presented for 2020 in the prior year. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,982.3	$2,281.6	$700.7	30.7
Retail used vehicle	1,644.1	1,161.1	483.0	41.6
Wholesale	105.0	86.6	18.4	21.2
Used vehicle	1,749.1	1,247.7	501.4	40.2
Finance and insurance, net	313.0	235.8	77.2	32.7
Total variable operations(1)	5,044.4	3,765.1	1,279.3	34.0
Parts and service	850.9	855.4	(4.5)	(0.5)
Other	8.4	24.0	(15.6)
Total revenue	$5,903.7	$4,644.5	$1,259.2	27.1
Gross profit:
New vehicle	$190.0	$96.3	$93.7	97.3
Retail used vehicle	125.2	83.5	41.7	49.9
Wholesale	15.0	7.6	7.4
Used vehicle	140.2	91.1	49.1	53.9
Finance and insurance	313.0	235.8	77.2	32.7
Total variable operations(1)	643.2	423.2	220.0	52.0
Parts and service	389.1	386.4	2.7	0.7
Other	0.6	0.9	(0.3)
Total gross profit	$1,032.9	$810.5	$222.4	27.4
Retail vehicle unit sales:
New vehicle	69,361	56,729	12,632	22.3
Used vehicle	71,780	56,081	15,699	28.0
	141,141	112,810	28,331	25.1
Revenue per vehicle retailed:
New vehicle	$42,997	$40,219	$2,778	6.9
Used vehicle	$22,905	$20,704	$2,201	10.6
Gross profit per vehicle retailed:
New vehicle	$2,739	$1,698	$1,041	61.3
Used vehicle	$1,744	$1,489	$255	17.1
Finance and insurance	$2,218	$2,090	$128	6.1
Total variable operations(2)	$4,451	$3,684	$767	20.8

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2021 (%)	2020 (%)
Revenue mix percentages:
New vehicle	50.5	49.1
Used vehicle	29.6	26.9
Parts and service	14.4	18.4
Finance and insurance, net	5.3	5.1
Other	0.2	0.5
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	18.4	11.9
Used vehicle	13.6	11.2
Parts and service	37.7	47.7
Finance and insurance	30.3	29.1
Other	—	0.1
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.4	4.2
Used vehicle - retail	7.6	7.2
Parts and service	45.7	45.2
Total	17.5	17.5

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,982.3	$2,281.9	$700.4	30.7
Gross profit	$190.0	$96.4	$93.6	97.1
Retail vehicle unit sales	69,361	56,739	12,622	22.2
Revenue per vehicle retailed	$42,997	$40,217	$2,780	6.9
Gross profit per vehicle retailed	$2,739	$1,699	$1,040	61.2
Gross profit as a percentage of revenue	6.4%	4.2%
Inventory days supply (industry standard of selling days)	29 days	98 days

	Three Months Ended March 31,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,982.3	$2,281.6	$700.7	30.7
Gross profit	$190.0	$96.3	$93.7	97.3
Retail vehicle unit sales	69,361	56,729	12,632	22.3
Revenue per vehicle retailed	$42,997	$40,219	$2,778	6.9
Gross profit per vehicle retailed	$2,739	$1,698	$1,041	61.3
Gross profit as a percentage of revenue	6.4%	4.2%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $0.3 million in new vehicle revenue and $0.1 million in new vehicle gross profit for the three months ended March 31, 2020, is related to divestiture activity.
First Quarter 2021 compared to First Quarter 2020
Same store new vehicle revenue increased during the three months ended March 31, 2021, as compared to the same period in 2020, due to increases in same store unit volume and same store revenue PVR. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020. During the first quarter of 2021, same store unit volume benefited from an increase in customer demand, partially offset by tight inventory levels due to supply shortages, as well as a shift in mix to used vehicles. Our used-to-new vehicle unit sales ratio increased to 103.5% for the three months ended March 31, 2021, as compared to 98.9% for the prior year period.
Same store revenue PVR increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to reduced availability of new vehicle inventory and a shift in mix toward Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit PVR increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to reduced availability of new vehicle inventory and a shift in mix toward Premium Luxury vehicles, which have relatively higher average gross profit PVR.

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

	Three Months Ended March 31,
($ in millions)	2021	2020	Variance
Floorplan assistance	$32.0	$24.5	$7.5
New vehicle floorplan interest expense	(8.9)	(23.1)	14.2
Net new vehicle inventory carrying benefit	$23.1	$1.4	$21.7
First Quarter 2021 compared to First Quarter 2020
The net new vehicle inventory carrying benefit increased during the three months ended March 31, 2021, as compared to the same period 2020, due to a decrease in floorplan interest expense and an increase in floorplan assistance. Floorplan interest expense decreased due to lower average floorplan balances and lower average interest rates. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Floorplan assistance increased due to increases in unit volume and the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,644.1	$1,162.0	$482.1	41.5
Wholesale revenue	105.0	86.7	18.3	21.1
Total revenue	$1,749.1	$1,248.7	$500.4	40.1
Retail gross profit	$125.2	$83.5	$41.7	49.9
Wholesale gross profit	15.0	7.5	7.5
Total gross profit	$140.2	$91.0	$49.2	54.1
Retail vehicle unit sales	71,780	56,149	15,631	27.8
Revenue per vehicle retailed	$22,905	$20,695	$2,210	10.7
Gross profit per vehicle retailed	$1,744	$1,487	$257	17.3
Gross profit as a percentage of revenue	7.6%	7.2%
Inventory days supply (trailing calendar month days)	31 days	48 days

	Three Months Ended March 31,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,644.1	$1,161.1	$483.0	41.6
Wholesale revenue	105.0	86.6	18.4	21.2
Total revenue	$1,749.1	$1,247.7	$501.4	40.2
Retail gross profit	$125.2	$83.5	$41.7	49.9
Wholesale gross profit	15.0	7.6	7.4
Total gross profit	$140.2	$91.1	$49.1	53.9
Retail vehicle unit sales	71,780	56,081	15,699	28.0
Revenue per vehicle retailed	$22,905	$20,704	$2,201	10.6
Gross profit per vehicle retailed	$1,744	$1,489	$255	17.1
Gross profit as a percentage of revenue	7.6%	7.2%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $1.0 million in total used vehicle revenue and $0.1 million in total used vehicle gross profit for the three months ended March 31, 2020, is related to divestiture activity.
First Quarter 2021 compared to First Quarter 2020
Same store retail used vehicle revenue increased during the three months ended March 31, 2021, as compared to the same period in 2020 due to increases in same store unit volume and same store revenue PVR. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020. Market demand for used vehicles continued to increase during the first quarter of 2021 due in part to decreased availability of new vehicles. Our used-to-new vehicle unit sales ratio increased to 103.5% for the three months ended March 31, 2021, as compared to 98.9% for the prior year period.
Same store revenue PVR increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to an increase in market demand for used vehicles and reduced availability of vehicle inventory.
Same store gross profit PVR increased during the three months ended March 31, 2021, as compared to the same period in 2020, due to increases in gross profit PVR for vehicles in all three reportable segments as a result of increased demand for used vehicles and reduced availability of used vehicle inventory. In addition, gross profit PVR benefited from a shift in mix to trade-ins and used vehicles acquired through our “We’ll Buy Your Car” program, which both have relatively higher average gross profit PVR.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$851.0	$876.3	$(25.3)	(2.9)
Gross Profit	$389.0	$388.8	$0.2	0.1
Gross profit as a percentage of revenue	45.7%	44.4%
Same Store:
Revenue	$850.9	$855.4	$(4.5)	(0.5)
Gross Profit	$389.1	$386.4	$2.7	0.7
Gross profit as a percentage of revenue	45.7%	45.2%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $0.1 million and $20.9 million in parts and service revenue and $0.1 million and $2.4 million in parts and service gross profit for the three months ended March 31, 2021 and 2020, respectively, is related to the closure of our ACP business and other divestiture activity.
First Quarter 2021 compared to First Quarter 2020
During the three months ended March 31, 2021, same store parts and service gross profit increased compared to the same period in 2020, primarily due to increases in gross profit associated with the preparation of vehicles for sale of $6.3 million and customer-pay service of $4.7 million, as well as smaller increases in gross profit associated with service work outsourced to third parties and wholesale and retail counter parts sales. These increases were partially offset by decreases in gross profit associated with warranty service of $8.7 million and collision business of $5.8 million.
Gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders and improved margin performance due in part to a shift in unit volume mix from new vehicles to used vehicles, partially offset by a decrease in volume. Gross profit associated with customer-pay service benefited from higher value repair orders, partially offset by a decrease in volume. Warranty service gross profit was adversely impacted by a decrease in volume, partially offset by improved margin performance largely due to improved parts and labor rates negotiated with certain manufacturers. Collision business was adversely impacted by a decrease in volume, partially offset by improved margin performance and higher value repair orders.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$313.0	$235.8	$77.2	32.7
Gross profit per vehicle retailed	$2,218	$2,089	$129	6.2
Same Store:
Revenue and gross profit	$313.0	$235.8	$77.2	32.7
Gross profit per vehicle retailed	$2,218	$2,090	$128	6.1
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
First Quarter 2021 compared to First Quarter 2020
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2021, as compared to the same period in 2020, due to increases in vehicle unit volume and finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product. Finance and insurance gross profit PVR also benefited from increases in amounts financed per transaction and gross profit per transaction associated with arranging customer financing. Increases in finance and insurance gross profit PVR were partially offset by a shift in unit volume mix from new vehicles to used vehicles, which have lower average selling prices than new vehicles and therefore typically generate lower gross profit per transaction associated with arranging customer financing. Sales of used vehicles also have lower finance and product penetration as compared to sales of new vehicles.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income (loss), respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,846.7	$1,483.5	$363.2	24.5
Import	1,769.6	1,362.1	407.5	29.9
Premium Luxury	2,103.5	1,616.8	486.7	30.1
Total	5,719.8	4,462.4	1,257.4	28.2
Corporate and other	184.0	204.6	(20.6)	(10.1)
Total consolidated revenue	$5,903.8	$4,667.0	$1,236.8	26.5
Segment income(1):
Domestic	$118.5	$54.1	$64.4	119.0
Import	125.9	65.9	60.0	91.0
Premium Luxury	158.5	80.2	78.3	97.6
Total	402.9	200.2	202.7	101.2
Corporate and other	(75.4)	(445.0)	369.6
Floorplan interest expense	9.4	25.5	16.1
Operating income (loss)	$336.9	$(219.3)	$556.2

Retail new vehicle unit sales:
Domestic	21,669	18,327	3,342	18.2
Import	30,843	25,287	5,556	22.0
Premium Luxury	16,849	13,125	3,724	28.4
	69,361	56,739	12,622	22.2

Retail used vehicle unit sales:
Domestic	24,479	19,887	4,592	23.1
Import	25,101	19,069	6,032	31.6
Premium Luxury	19,534	15,143	4,391	29.0
	69,114	54,099	15,015	27.8

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$935.4	$738.9	$196.5	26.6
Used vehicle	563.7	404.6	159.1	39.3
Parts and service	234.1	235.6	(1.5)	(0.6)
Finance and insurance, net	109.3	83.1	26.2	31.5
Other	4.2	21.3	(17.1)
Total Revenue	$1,846.7	$1,483.5	$363.2	24.5
Segment income	$118.5	$54.1	$64.4	119.0
Retail new vehicle unit sales	21,669	18,327	3,342	18.2
Retail used vehicle unit sales	24,479	19,887	4,592	23.1
First Quarter 2021 compared to First Quarter 2020
Domestic revenue increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by tight inventory levels due to supply shortages.
Domestic segment income increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from tight supply and increased demand, and an increase in finance and insurance gross profit, which benefited from higher unit volume and an increase in finance and insurance PVR. Increases to Domestic segment income were partially offset by an increase in performance-driven SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$958.0	$733.9	$224.1	30.5
Used vehicle	484.7	334.5	150.2	44.9
Parts and service	214.1	207.5	6.6	3.2
Finance and insurance, net	109.1	84.0	25.1	29.9
Other	3.7	2.2	1.5
Total Revenue	$1,769.6	$1,362.1	$407.5	29.9
Segment income	$125.9	$65.9	$60.0	91.0
Retail new vehicle unit sales	30,843	25,287	5,556	22.0
Retail used vehicle unit sales	25,101	19,069	6,032	31.6
First Quarter 2021 compared to First Quarter 2020
Import revenue increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by tight inventory levels due to supply shortages.
Import segment income increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from tight supply and increased demand, and an increase in finance and insurance gross profit, which benefited primarily from higher unit volume. Increases to Import segment income were partially offset by an increase in performance-driven SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,088.9	$809.1	$279.8	34.6
Used vehicle	642.3	467.3	175.0	37.4
Parts and service	285.2	277.4	7.8	2.8
Finance and insurance, net	86.8	63.0	23.8	37.8
Other	0.3	—	0.3
Total Revenue	$2,103.5	$1,616.8	$486.7	30.1
Segment income	$158.5	$80.2	$78.3	97.6
Retail new vehicle unit sales	16,849	13,125	3,724	28.4
Retail used vehicle unit sales	19,534	15,143	4,391	29.0
First Quarter 2021 compared to First Quarter 2020
Premium Luxury revenue increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by tight inventory levels due to supply shortages.
Premium Luxury segment income increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from tight supply and increased demand, and an increase in finance and insurance gross profit, which benefited from higher unit volume and an increase in finance and insurance PVR. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.

Corporate and other
Corporate and other results included the following:

	Three Months Ended March 31,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$58.4	$42.3	$16.1	38.1
Parts and service	117.6	155.8	(38.2)	(24.5)
Finance and insurance, net	7.8	5.7	2.1	36.8
Other	0.2	0.8	(0.6)
Revenue	$184.0	$204.6	$(20.6)	(10.1)
Income (loss)	$(75.4)	$(445.0)	$369.6
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA used vehicle stores, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of March 31, 2021, we had 73 AutoNation-branded collision centers, 4 AutoNation-branded automotive auction operations, 5 AutoNation USA used vehicle stores, and 3 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
During the three months ended March 31, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. We also recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash goodwill impairments and franchise rights impairments are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Unaudited Condensed Consolidated Statements of Operations, and are reported in the “Corporate and other” category of our segment information. During the three months ended March 31, 2020, we recorded non-cash long-lived asset impairment charges associated with our aftermarket collision parts business of $5.8 million, and non-cash intangible asset impairment charges associated with our collision centers and aftermarket collision parts business of $2.4 million, both of which are reported in the “Corporate and other” category of our segment information.

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

	Three Months Ended March 31,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$441.6	$374.1	$(67.5)	(18.0)
Advertising	36.7	46.3	9.6	20.7
Store and corporate overhead	169.6	180.3	10.7	5.9
Total	$647.9	$600.7	$(47.2)	(7.9)

SG&A as a % of total gross profit:
Compensation	42.8	46.0	320	bps
Advertising	3.6	5.7	210	bps
Store and corporate overhead	16.3	22.2	590	bps
Total	62.7	73.9	1,120	bps
First Quarter 2021 compared to First Quarter 2020
SG&A expenses increased during the three months ended March 31, 2021, as compared to the same period in 2020, largely due to a performance-driven increase in compensation expense. Additionally, performance-based compensation expense increased $25.1 million, as compared to the first quarter of 2020, due to a shift in timing as expectations of pay-out levels in the prior year were impacted by the COVID-19 pandemic. These increases were partially offset by a decrease in store and corporate overhead expenses largely due to the cost-saving actions implemented to mitigate the financial impact of the COVID-19 pandemic. Gross advertising expenses decreased $9.8 million, partially offset by a decrease in advertising reimbursements from manufacturers of $0.2 million. As a percentage of total gross profit, SG&A expenses decreased to 62.7% during the three months ended March 31, 2021, from 73.9% in the same period in 2020, primarily due to improvements in gross profit PVRs and effective cost management.
Goodwill Impairment
During the first quarter of 2020, we recorded non-cash goodwill impairment charges of $318.3 million primarily due to the impacts to our business as well as the decrease in our stock price and market capitalization as a result of the COVID-19 pandemic.
Franchise Rights Impairment
During the first quarter of 2020, we recorded non-cash franchise rights impairment charges of $57.5 million to reduce the carrying values of certain franchise rights to their estimated fair values.
Other Expense, Net (Operating)
During the first quarter of 2020, we recognized asset impairment charges of $8.5 million.

Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2021 compared to First Quarter 2020
Floorplan interest expense was $9.4 million for the three months ended March 31, 2021, compared to $25.5 million for the same period in 2020. The decrease in floorplan interest expense of $16.1 million was the result of lower average vehicle floorplan balances and lower average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
First Quarter 2021 compared to First Quarter 2020
Other interest expense was $21.2 million for the three months ended March 31, 2021, compared to $23.5 million for the same period in 2020. The decrease of $2.3 million was driven by lower average debt balances.
Other Income (Loss), Net (included in Non-Operating Income)
In the first quarter of 2021, we sold the remaining shares of our Vroom equity investment and recorded a realized gain of $7.5 million. We recognized a total cumulative realized gain of $164.8 million on the sale of our investment in Vroom, Inc. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision (Benefit)
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 24.5% for the three months ended March 31, 2021, and 14.4% for the three months ended March 31, 2020. The tax rate for the three months ended March 31, 2020, reflects the fact that a significant portion of the goodwill impairment charges taken in the first quarter of 2020 was not deductible for income tax purposes.
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

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2021		December 31, 2020
Cash and cash equivalents	$350.0		$569.6
Revolving credit facility	$1,760.3	(1)	$1,760.3
Secured used vehicle floorplan facilities (2)	$0.5		$0.3
 (1)    At March 31, 2021, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had no commercial paper notes outstanding at March 31, 2021. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes through utilization of available funds.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At March 31, 2021, surety bonds, letters of credit, and cash deposits totaled $100.0 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2021	2020
Shares repurchased	3.8	2.5
Aggregate purchase price	$306.1	$80.0
Average purchase price per share	$79.76	$31.95

As of March 31, 2021, $891.7 million remained available for share repurchases under the program. The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as acquisitions or investments, capital investments in our current businesses, or repurchases of our debt.

Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Purchases of property and equipment, including operating lease buy-outs (1)	$44.4	$30.0
(1)Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At March 31, 2021, we owned approximately 83% of our new vehicle franchise store locations with a net book value of $2.1 billion, as well as other properties associated with our collision centers, auction operations, AutoNation USA used vehicle stores, parts distribution centers, and other excess properties with a net book value of $457.2 million. None of these properties are mortgaged or encumbered.
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We anticipate that the initial capital investment will be approximately $10 million to $11 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Cash received from (used in) business acquisitions, net	$—	$(0.4)
Cash received from (used in) business divestitures, net	$1.9	$—
We divested one collision center during the three months ended March 31, 2021. We did not purchase or divest stores during the three months ended March 31, 2020.
In April 2021, we announced that we have entered into an agreement to acquire 11 stores and 1 collision center operating in Hilton Head and Columbia, South Carolina, and Savannah, Georgia. This acquisition remains subject to customary closing conditions and is expected to be completed in the summer of 2021.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of March 31, 2021, and December 31, 2020.

			(in millions)
Debt Description	Maturity Date	Interest Payable	March 31, 2021	December 31, 2020
3.35% Senior Notes	January 15, 2021	January 15 and July 15	$—	$300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2040	Monthly	112.8	116.6
			1,812.8	2,116.6
Less: unamortized debt discounts and debt issuance costs			(14.4)	(14.8)
Less: current maturities			(7.1)	(309.2)
Long-term debt, net of current maturities			$1,791.3	$1,792.6

In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes through utilization of available funds.
We had no commercial paper notes outstanding at March 31, 2021, and no commercial paper notes outstanding at December 31, 2020.
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
As of March 31, 2021, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2021, our leverage ratio and capitalization ratio were as follows:

	March 31, 2021
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.32x
Capitalization ratio	≤ 70.0%	45.0%

Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2021	December 31, 2020
Vehicle floorplan payable - trade	$1,285.2	$1,541.7
Vehicle floorplan payable - non-trade	1,012.8	1,218.2
Vehicle floorplan payable	$2,298.0	$2,759.9

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net cash provided by operating activities	$526.3	$113.7
Net cash provided by (used in) investing activities	$70.6	$(92.2)
Net cash provided by (used in) financing activities	$(816.5)	$347.1
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
Net cash provided by operating activities increased during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in working capital requirements and an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
We had net cash provided by investing activities of $70.6 million during the three months ended March 31, 2021, and net cash used in investing activities of $92.2 million during the three months ended March 31, 2020. The change in cash from investing activities was primarily due to proceeds received from the sale of an equity security in 2021 and an investment in an equity security in 2020.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2021, we had no borrowings or repayments under our revolving credit facility. During the three months ended March 31, 2020, we borrowed $790.0 million under our revolving credit facility and had no repayments.
During the three months ended March 31, 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021. During the three months ended March 31, 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020.

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net payments of $206.1 million for the three months ended March 31, 2021, and net proceeds of $30.1 million for the three months ended March 31, 2020.
During the three months ended March 31, 2021, we repurchased 3.8 million shares of common stock for an aggregate purchase price of $306.1 million (average purchase price per share of $79.76), including repurchases for which settlement occurred subsequent to March 31, 2021. During the three months ended March 31, 2020, we repurchased 2.5 million shares of common stock for an aggregate purchase price of $80.0 million (average purchase price per share of $31.95), including repurchases for which settlement occurred subsequent to March 31, 2020.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores and our anticipated investments in connection therewith; pending acquisitions; our investments in digital and online capabilities and other brand extension strategies; the impact of the COVID-19 pandemic on our business, results of operations, and financial condition; our expectations for the future performance of our business and the automotive retail industry; as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
•The automotive retail industry is sensitive to changing economic conditions and various other factors, including, but not limited to, unemployment levels, consumer confidence, fuel prices, interest rates, and tariffs. New vehicle unit volume has recently been, and could continue to be, impacted by reduced availability of inventory partially driven by certain component shortages in the manufacturers’ supply chains. Our business and results of operations are substantially dependent on new and used vehicle sales levels in the United States and in our particular geographic markets, as well as the gross profit margins that we can achieve on our sales of vehicles, all of which are very difficult to predict.
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
•We are investing significantly in our brand extension strategy, and if our strategic initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results. The planned expansion of our AutoNation USA stores may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.

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
We had $2.3 billion of variable rate vehicle floorplan payable at March 31, 2021, and $2.8 billion at December 31, 2020. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $23.0 million at March 31, 2021, and $27.6 million at December 31, 2020. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had no commercial paper notes outstanding at March 31, 2021, or at December 31, 2020.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $1.8 billion and had a fair value of $2.0 billion as of March 31, 2021, and totaled $2.1 billion and had a fair value of $2.3 billion as of December 31, 2020.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2021 - January 31, 2021	1,043,642	$72.41	1,043,642	$122.2
February 1, 2021 - February 28, 2021	1,042,280	$76.70	1,042,280	$1,042.3
March 1, 2021 - March 31, 2021	1,751,934	$85.95	1,751,934	$891.7
Total	3,837,856		3,837,856

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2021, $891.7 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 22, 2021	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)