Form 10-Q
period 2021-06-30
AUTONATION, INC.
filed 2021-07-21
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of July 19, 2021, the registrant had 71,595,447 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59.5	$569.6
Receivables, net	773.5	845.2
Inventory	1,756.2	2,598.5
Other current assets	212.7	139.4
Total Current Assets	2,801.9	4,152.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.7 billion and $1.7 billion, respectively	3,094.7	3,138.1
OPERATING LEASE ASSETS	303.0	309.5
GOODWILL	1,187.0	1,185.0
OTHER INTANGIBLE ASSETS, NET	521.0	521.5
OTHER ASSETS	473.4	580.4
Total Assets	$8,381.0	$9,887.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$669.5	$1,541.7
Vehicle floorplan payable - non-trade	901.8	1,218.2
Accounts payable	396.1	335.2
Commercial paper	200.0	—
Current maturities of long-term debt	7.0	309.2
Accrued payroll and benefits	269.2	225.8
Other current liabilities	597.1	535.8
Total Current Liabilities	3,040.7	4,165.9
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,790.3	1,792.6
NONCURRENT OPERATING LEASE LIABILITIES	279.1	286.5
DEFERRED INCOME TAXES	75.4	95.9
OTHER LIABILITIES	338.7	310.6
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 86,562,149 shares issued at June 30, 2021, and 102,562,149 shares issued at December 31, 2020, including shares held in treasury	0.8	1.0
Additional paid-in capital	5.7	53.1
Retained earnings	3,896.4	4,069.4
Treasury stock, at cost; 13,429,134 and 19,078,620 shares held, respectively	(1,046.1)	(887.8)
Total Shareholders’ Equity	2,856.8	3,235.7
Total Liabilities and Shareholders’ Equity	$8,381.0	$9,887.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
New vehicle	$3,428.3	$2,261.3	$6,410.6	$4,543.2
Used vehicle	2,222.9	1,324.5	3,972.0	2,573.2
Parts and service	950.8	689.9	1,801.8	1,566.2
Finance and insurance, net	369.0	246.4	682.0	482.2
Other	7.4	10.9	15.8	35.2
TOTAL REVENUE	6,978.4	4,533.0	12,882.2	9,200.0
Cost of sales:
New vehicle	3,107.8	2,141.7	5,900.1	4,327.2
Used vehicle	2,020.2	1,207.5	3,629.1	2,365.2
Parts and service	518.3	378.5	980.3	866.0
Other	5.8	10.3	13.6	33.4
TOTAL COST OF SALES (excluding depreciation shown below)	5,652.1	3,738.0	10,523.1	7,591.8
Gross profit:
New vehicle	320.5	119.6	510.5	216.0
Used vehicle	202.7	117.0	342.9	208.0
Parts and service	432.5	311.4	821.5	700.2
Finance and insurance	369.0	246.4	682.0	482.2
Other	1.6	0.6	2.2	1.8
TOTAL GROSS PROFIT	1,326.3	795.0	2,359.1	1,608.2
Selling, general, and administrative expenses	748.9	547.9	1,396.8	1,148.6
Depreciation and amortization	47.9	49.1	95.8	97.2
Goodwill impairment	—	—	—	318.3
Franchise rights impairment	—	—	—	57.5
Other (income) expense, net	(0.7)	(3.4)	(0.6)	4.5
OPERATING INCOME (LOSS)	530.2	201.4	867.1	(17.9)
Non-operating income (expense) items:
Floorplan interest expense	(6.6)	(16.3)	(16.0)	(41.8)
Other interest expense	(20.9)	(23.2)	(42.1)	(46.7)
Other income, net	8.9	214.6	19.9	211.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	511.6	376.5	828.9	105.3
Income tax provision	126.7	96.6	204.5	57.6
NET INCOME FROM CONTINUING OPERATIONS	384.9	279.9	624.4	47.7
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	(0.2)	(0.2)
NET INCOME	$384.8	$279.8	$624.2	$47.5
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.88	$3.18	$7.71	$0.54
Discontinued operations	$—	$—	$—	$—
Net income	$4.88	$3.18	$7.71	$0.53
Weighted average common shares outstanding	78.9	87.9	81.0	89.0
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$4.83	$3.18	$7.63	$0.54
Discontinued operations	$—	$—	$—	$—
Net income	$4.83	$3.18	$7.63	$0.53
Weighted average common shares outstanding	79.7	88.1	81.8	89.0
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	73.1	87.2	73.1	87.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	239.4	—	239.4
Repurchases of common stock	—	—	—	—	(306.1)	(306.1)
Stock-based compensation expense	—	—	20.8	—	—	20.8
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(32.9)	—	37.0	4.1
BALANCE AT MARCH 31, 2021	102,562,149	$1.0	$41.0	$4,308.8	$(1,156.9)	$3,193.9
Net income	—	—	—	384.8	—	384.8
Repurchases of common stock	—	—	—	—	(736.1)	(736.1)
Treasury stock cancellation	(16,000,000)	(0.2)	(40.6)	(797.2)	838.0	—
Stock-based compensation expense	—	—	6.5	—	—	6.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.2)	—	8.9	7.7
BALANCE AT JUNE 30, 2021	86,562,149	$0.8	$5.7	$3,896.4	$(1,046.1)	$2,856.8

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net loss	—	—	—	(232.3)	—	(232.3)
Repurchases of common stock	—	—	—	—	(80.0)	(80.0)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(21.7)	—	14.8	(6.9)
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)	—	(0.5)
BALANCE AT MARCH 31, 2020	102,562,149	$1.0	$18.7	$3,455.5	$(628.3)	$2,846.9
Net income	—	—	—	279.8	—	279.8
Stock-based compensation expense	—	—	11.2	—	—	11.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.4)	—	0.2	(0.2)
BALANCE AT JUNE 30, 2020	102,562,149	$1.0	$29.5	$3,735.3	$(628.1)	$3,137.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$624.2	$47.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.2	0.2
Depreciation and amortization	95.8	97.2
Amortization of debt issuance costs and accretion of debt discounts	2.2	2.3
Stock-based compensation expense	27.3	15.7
Deferred income tax benefit	(20.5)	(17.1)
Net gain related to business/property dispositions	(2.4)	(1.5)
Goodwill impairment	—	318.3
Franchise rights impairment	—	57.5
Non-cash impairment charges	1.7	8.6
Gain on equity investments	(10.9)	(214.7)
Other	(8.7)	3.8
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	71.7	244.6
Inventory	849.9	873.3
Other assets	18.6	75.1
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	(880.6)	(621.5)
Accounts payable	60.2	(25.5)
Other liabilities	101.8	30.5
Net cash provided by continuing operations	930.5	894.3
Net cash used in discontinued operations	(0.2)	—
Net cash provided by operating activities	930.3	894.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(116.2)	(75.3)
Insurance recoveries on property and equipment	—	1.5
Cash received from business divestitures, net of cash relinquished	4.3	—
Cash used in business acquisitions, net of cash acquired	—	(0.4)
Proceeds from the sale of equity securities	109.4	—
Investment in equity securities	(3.3)	(50.0)
Other	(2.7)	(0.5)
Net cash used in continuing operations	(8.5)	(124.7)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(8.5)	(124.7)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2021	2020
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(1,021.1)	(80.0)
Proceeds from 4.75% Senior Notes due 2030	—	497.4
Payment of 3.35% Senior Notes due 2021	(300.0)	—
Payment of 5.5% Senior Notes due 2020	—	(350.0)
Proceeds from revolving credit facility	—	1,110.0
Payments of revolving credit facility	—	(1,110.0)
Net proceeds from (payments of) commercial paper	200.0	(170.0)
Payment of debt issuance costs	—	(10.5)
Net payments of vehicle floorplan payable - non-trade	(316.9)	(431.4)
Payments of other debt obligations	(5.6)	(3.1)
Proceeds from the exercise of stock options	28.9	1.0
Payments of tax withholdings for stock-based awards	(17.1)	(8.1)
Net cash used in continuing operations	(1,431.8)	(554.7)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(1,431.8)	(554.7)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(510.0)	214.9
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	569.7	42.5
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$59.7	$257.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2021, we owned and operated 312 new vehicle franchises from 228 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold during the six months ended June 30, 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, Stellantis (formerly FCA), BMW, and Volkswagen (including Audi and Porsche). As of June 30, 2021, we also owned and operated 72 AutoNation-branded collision centers, 6 AutoNation USA used vehicle stores, 4 automotive auction operations, and 3 parts distribution centers.
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

	Three Months Ended June 30, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$991.3	$1,184.2	$1,252.8	$—	$3,428.3
Used vehicle	749.1	604.5	788.8	80.5	2,222.9
Parts and service	257.9	248.5	317.6	126.8	950.8
Finance and insurance, net	125.8	133.2	108.0	2.0	369.0
Other	0.7	4.6	1.3	0.8	7.4
	$2,124.8	$2,175.0	$2,468.5	$210.1	$6,978.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,944.2	$1,984.7	$2,204.5	$129.0	$6,262.4
Goods and services transferred over time(2)	180.6	190.3	264.0	81.1	716.0
	$2,124.8	$2,175.0	$2,468.5	$210.1	$6,978.4

	Three Months Ended June 30, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$761.7	$712.6	$787.0	$—	$2,261.3
Used vehicle	436.8	355.8	490.3	41.6	1,324.5
Parts and service	193.3	170.4	223.2	103.0	689.9
Finance and insurance, net	88.0	82.4	64.3	11.7	246.4
Other	6.2	4.1	—	0.6	10.9
	$1,486.0	$1,325.3	$1,564.8	$156.9	$4,533.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,343.2	$1,187.0	$1,373.6	$97.4	$4,001.2
Goods and services transferred over time(2)	142.8	138.3	191.2	59.5	531.8
	$1,486.0	$1,325.3	$1,564.8	$156.9	$4,533.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,926.7	$2,142.2	$2,341.7	$—	$6,410.6
Used vehicle	1,312.8	1,089.2	1,431.1	138.9	3,972.0
Parts and service	492.0	462.6	602.8	244.4	1,801.8
Finance and insurance, net	235.1	242.3	194.8	9.8	682.0
Other	4.9	8.3	1.6	1.0	15.8
	$3,971.5	$3,944.6	$4,572.0	$394.1	$12,882.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,625.7	$3,588.8	$4,068.1	$236.3	$11,518.9
Goods and services transferred over time(2)	345.8	355.8	503.9	157.8	1,363.3
	$3,971.5	$3,944.6	$4,572.0	$394.1	$12,882.2

	Six Months Ended June 30, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,500.6	$1,446.5	$1,596.1	$—	$4,543.2
Used vehicle	841.4	690.3	957.6	83.9	2,573.2
Parts and service	428.9	377.9	500.6	258.8	1,566.2
Finance and insurance, net	171.1	166.4	127.3	17.4	482.2
Other	27.5	6.3	—	1.4	35.2
	$2,969.5	$2,687.4	$3,181.6	$361.5	$9,200.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$2,654.6	$2,387.5	$2,753.8	$206.7	$8,002.6
Goods and services transferred over time(2)	314.9	299.9	427.8	154.8	1,197.4
	$2,969.5	$2,687.4	$3,181.6	$361.5	$9,200.0
(1) “Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA used vehicle stores, auction operations, and parts distribution centers.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$91.0	$32.8	$43.2	$15.0

As a practical expedient, since automotive repair and maintenance services are performed within one year or less, we do not disclose estimated revenue expected to be recognized in the future for automotive repair and maintenance performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue.

Contract Assets and Liabilities
When the timing of our provision of goods or services is different from the timing of payments made by our customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with automotive repair and maintenance services, as well as our estimate of variable consideration that has been included in the transaction price for certain finance and insurance products (retrospective commissions). These contract assets are reclassified to receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to upfront payments received from customers for the sale of VCP contracts.
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	June 30, 2021	December 31, 2020
Receivables from contracts with customers, net	$572.1	$595.0
Contract Asset (Current)	$29.0	$25.7
Contract Asset (Long-Term)	$6.8	$10.2
Contract Liability (Current)	$33.1	$32.5
Contract Liability (Long-Term)	$58.2	$56.0
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amounts included in contract liability at the beginning of the period	$8.2	$10.3	$16.9	$18.8
Performance obligations satisfied in previous periods	$5.7	$3.9	$11.1	$3.9

Other significant changes include contract assets reclassified to receivables of $24.6 million for the six months ended June 30, 2021, and $24.4 million for the six months ended June 30, 2020.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income from continuing operations	$384.9	$279.9	$624.4	$47.7
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	(0.2)	(0.2)
Net income	$384.8	$279.8	$624.2	$47.5

Basic weighted average common shares outstanding	78.9	87.9	81.0	89.0
Dilutive effect of stock options and unvested RSUs	0.8	0.2	0.8	—
Diluted weighted average common shares outstanding	79.7	88.1	81.8	89.0

Basic EPS amounts(1):
Continuing operations	$4.88	$3.18	$7.71	$0.54
Discontinued operations	$—	$—	$—	$—
Net income	$4.88	$3.18	$7.71	$0.53

Diluted EPS amounts(1):
Continuing operations	$4.83	$3.18	$7.63	$0.54
Discontinued operations	$—	$—	$—	$—
Net income	$4.83	$3.18	$7.63	$0.53

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Anti-dilutive equity instruments excluded from the computation of diluted EPS	—	2.4	—	2.7

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	June 30, 2021	December 31, 2020
Contracts-in-transit and vehicle receivables	$397.9	$445.8
Trade receivables	160.4	138.0
Manufacturer receivables	161.9	210.0
Other	57.1	55.1
	777.3	848.9
Less: allowances for expected credit losses	(3.8)	(3.7)
Receivables, net	$773.5	$845.2

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers. Trade receivables represent amounts due for parts and services sold, excluding amounts due from manufacturers, as well as receivables from finance organizations for commissions on the sale of finance and insurance products. Manufacturer receivables represent amounts due from manufacturers for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. We evaluate our receivables for collectability based on past collection experience, current information, and reasonable and supportable forecasts.

5.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2021	December 31, 2020
New vehicles	$637.5	$1,761.9
Used vehicles	923.0	648.4
Parts, accessories, and other	195.7	188.2
Inventory	$1,756.2	$2,598.5

The components of vehicle floorplan payable are as follows:

	June 30, 2021	December 31, 2020
Vehicle floorplan payable - trade	$669.5	$1,541.7
Vehicle floorplan payable - non-trade	901.8	1,218.2
Vehicle floorplan payable	$1,571.3	$2,759.9
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the six months ended June 30, 2021, and 2.3% for the six months ended June 30, 2020. At June 30, 2021, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $1.0 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% for the six months ended June 30, 2021, and 2.6% for the six months ended June 30, 2020. At June 30, 2021, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $562.0 million, of which $537.1 million had been borrowed. The remaining borrowing capacity of $24.9 million was limited to $0.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2021	December 31, 2020
Goodwill	$1,187.0	$1,185.0

Franchise rights - indefinite-lived	$509.0	$509.0
Other intangibles	19.4	19.6
	528.4	528.6
Less: accumulated amortization	(7.4)	(7.1)
Other intangible assets, net	$521.0	$521.5
Goodwill and Other Intangible Assets
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2021, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. We elected to perform quantitative franchise rights impairment tests as of April 30, 2021, and no impairment charges resulted from these quantitative tests.

7.LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	June 30, 2021	December 31, 2020
3.35% Senior Notes	January 15, 2021	January 15 and July 15	$—	$300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2040	Monthly	111.1	116.6
			1,811.1	2,116.6
Less: unamortized debt discounts and debt issuance costs			(13.8)	(14.8)
Less: current maturities			(7.0)	(309.2)
Long-term debt, net of current maturities			$1,790.3	$1,792.6

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
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2021, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.7 million at June 30, 2021, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at June 30, 2021.
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
Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations. If guarantees of our subsidiaries were to be issued under our existing registration statement, we expect that such guarantees would be full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries would be minor.
Other Long-Term Debt
At June 30, 2021, we had finance leases and other debt obligations of $111.1 million, which are due at various dates through 2040.
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
At June 30, 2021, we had $200.0 million commercial paper notes outstanding with a weighted-average annual interest rate of 0.25% and a weighted-average remaining term of 1 day. We had no commercial paper notes outstanding at December 31, 2020.

8.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $47.3 million at June 30, 2021, and $13.3 million at December 31, 2020.
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

9.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Shares repurchased	7.5	—	11.3	2.5
Aggregate purchase price	$736.1	$—	$1,042.2	$80.0
Average purchase price per share	$98.17	$—	$91.94	$31.95

As of June 30, 2021, $155.5 million remained available for share repurchases under the program. In July 2021, our Board of Directors increased the share repurchase authorization by $1.0 billion.
Our Board of Directors authorized the retirement of 16.0 million shares of our treasury stock in April 2021, which assumed the status of authorized but unissued shares. Upon the retirement of treasury stock, it is our policy to charge the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital. Any amounts exceeding additional paid-in capital are charged to retained earnings. This retirement had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, retained earnings, and treasury stock accounts were adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Shares issued	0.2	—	0.6	0.1
Proceeds from the exercise of stock options	$7.7	$—	$28.9	$1.0
Average exercise price per share	$51.10	$—	$50.71	$18.12

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In actual number of shares)	2021	2020	2021	2020
Shares issued	7,341	7,340	639,192	502,021
Shares surrendered to AutoNation to satisfy tax withholding obligations	1,616	2,260	224,133	186,600

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$59.5	$569.6
Restricted cash included in Other Current Assets	0.2	0.1
Total cash, cash equivalents, and restricted cash	$59.7	$569.7
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $12.1 million at June 30, 2021, and $8.7 million at June 30, 2020. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing arrangements of $0.8 million during the six months ended June 30, 2020.

	Six Months Ended June 30,
	2021	2020
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$13.0	$27.8
Finance lease liabilities	$17.3	$26.6
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $63.7 million during the six months ended June 30, 2021, and $83.5 million during the six months ended June 30, 2020. We made income tax payments, net of income tax refunds, of $190.5 million during the six months ended June 30, 2021, and $3.2 million during the six months ended June 30, 2020.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities that a reporting entity can access at the measurement date

Level 2	Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly

Level 3	Unobservable inputs
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
•Investments in Equity Securities: In the first quarter of 2021, we sold the remaining shares of our Vroom equity investment for total proceeds of $109.4 million. Our remaining investments in equity securities consist of equity securities that do not have readily determinable fair values. We elected to measure these investments using the measurement alternative as permitted by accounting standards and recorded the equity interests at cost, to be subsequently adjusted for observable price changes. During the second quarter of 2021, we identified an observable transaction for the issuance of similar equity securities of the same issuer and we recorded an upward adjustment to our equity investment of $3.4 million based on the observable price change. As of June 30, 2021, the carrying amount of our equity investments was $56.7 million. We have not recorded any impairments or downward adjustments to the carrying amount of our equity investments as of June 30, 2021. Investments in equity securities are reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income, Net (non-operating) in the Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
The following is information on gains recognized during the six months ended June 30 related to equity investments:

	2021	2020
Net gains recognized during the period on equity securities	$10.9	$214.7
Less: Net gains recognized during the period on equity securities sold during the period	7.5	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$3.4	$214.7

•Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	June 30, 2021	December 31, 2020
Carrying value	$1,797.3	$2,101.8
Fair value	$2,017.5	$2,341.1

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2021 and 2020:

	2021		2020
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$—	$—	$457.5	$(318.3)
Franchise rights and other	$—	$—	$26.2	$(59.9)
Equity investment	$53.4	$3.4	$—	$—
Right-of-use assets	$—	$(0.1)	$1.4	$(0.4)
Long-lived assets held and used	$10.4	$(1.6)	$1.8	$(5.8)
Goodwill and Other Intangible Assets
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2021, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. We elected to perform quantitative franchise rights impairment tests as of April 30, 2021, and no impairment charges resulted from these quantitative tests.
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
During the six months ended June 30, 2020, we also recorded non-cash impairment charges of $2.4 million to reduce the carrying value of certain finite-lived intangible assets to estimated fair value, which are included in Other (Income) Expense,

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
Long-Lived Assets and Right-of-Use Assets
Fair value measurements for our long-lived assets and right-of-use assets are based on Level 3 inputs. Changes in fair value measurements are reviewed and assessed each quarter for long-lived assets classified as held for sale, or when an indicator of impairment exists for long-lived assets classified as held and used or for right-of-use assets. The valuation process is generally based on a combination of the market and replacement cost approaches.
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
The non-cash impairment charges related to right-of-use assets and long-lived assets held and used are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $81.3 million as of June 30, 2021, and $25.5 million as of December 31, 2020, primarily related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $1.1 million as of June 30, 2021, and $8.0 million as of December 31, 2020, related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter.
As of June 30, 2021 and 2020, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $10 million at June 30, 2021. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2021. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2021, surety bonds, letters of credit, and cash deposits totaled $100.3 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

13.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2021, approximately 64% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles sold during the six months ended June 30, 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, Stellantis (formerly FCA), BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $161.9 million at June 30, 2021, and $210.0 million at December 31, 2020. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2021, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

14.SEGMENT INFORMATION
At June 30, 2021 and 2020, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA used vehicle stores, auction operations, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$2,124.8	$2,175.0	$2,468.5	$3,971.5	$3,944.6	$4,572.0
Segment income (1)	$169.0	$203.7	$225.7	$287.5	$329.6	$384.2

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,486.0	$1,325.3	$1,564.8	$2,969.5	$2,687.4	$3,181.6
Segment income (1)	$82.1	$88.3	$89.2	$136.2	$154.2	$169.4

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total segment income for reportable segments	$598.4	$259.6	$1,001.3	$459.8
Corporate and other	(74.8)	(74.5)	(150.2)	(519.5)
Other interest expense	(20.9)	(23.2)	(42.1)	(46.7)
Other income, net	8.9	214.6	19.9	211.7
Income from continuing operations before income taxes	$511.6	$376.5	$828.9	$105.3

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

	Contract Termination Charges	Other Associated Closing Costs	Involuntary Termination Benefits	Total
Balance at December 31, 2020	$0.2	$2.4	$0.8	$3.4
Costs incurred	—	—	—	—
Costs paid or otherwise settled	(0.2)	(2.4)	(0.7)	(3.3)
Balance at June 30, 2021	$—	$—	$0.1	$0.1

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2021, we owned and operated 312 new vehicle franchises from 228 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold during the six months ended June 30, 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, Stellantis (formerly FCA), BMW, and Volkswagen (including Audi and Porsche). As of June 30, 2021, we also owned and operated 72 AutoNation-branded collision centers, 6 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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
At June 30, 2021, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2021, new vehicle sales accounted for 50% of our total revenue and 22% of our total gross profit. Used vehicle sales accounted for 31% of our total revenue and 15% of our total gross profit. Our parts and service operations, while comprising 14% of our total revenue, contributed 35% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 29% of our total gross profit.

Market Conditions
In the second quarter of 2021, U.S. industry retail new vehicle unit sales increased 44% as compared to the second quarter of 2020. Vehicle unit sales during the second quarter of 2020 were significantly adversely impacted, particularly in April 2020, by the COVID-19 pandemic and the extensive “shelter in place” and “stay at home” orders enacted by federal, state, and local governments. In the first half of 2021, the demand for vehicles was strong and exceeded supply. While market demand for new and used vehicles remains high primarily due to low interest rates and a consumer desire for personal transportation, there continues to be a shortage of available new vehicles for sale driven largely by certain component shortages in the manufacturers’ supply chains. This demand and supply imbalance has resulted in higher levels of profitability for available new and used vehicles. The reduced levels of new vehicle availability is currently expected to continue into 2022; however, there is still significant uncertainty as to when new vehicle availability will improve, as well as duration and/or degree of the higher levels of profitability being realized during this time.
Results of Operations
During the three months ended June 30, 2021, we had net income from continuing operations of $384.9 million and diluted earnings per share of $4.83, as compared to net income from continuing operations of $279.9 million and diluted earnings per share of $3.18 during the same period in 2020.
Our total gross profit increased 66.8% during the second quarter of 2021 compared to the second quarter of 2020, driven by increases in new vehicle gross profit of 168.0%, used vehicle gross profit of 73.2%, finance and insurance gross profit of

49.8%, and parts and service gross profit of 38.9%, each as compared to the second quarter of 2020. New and used vehicle gross profit benefited from an increase in unit volume and an increase in gross profit per vehicle retailed (“PVR”) resulting from strong demand and historically low inventory levels due to manufacturer supply shortages. Finance and insurance gross profit benefited from the increase in unit volume and an increase in finance and insurance gross profit PVR. Parts and service gross profit benefited primarily from increases in gross profit from customer-pay service and the preparation of vehicles for sale due to increased volume, improved margin performance, and higher value repair orders.
SG&A expenses increased largely due to performance-driven increases in compensation expense. With improvements in gross profit and our continued focus on cost control, SG&A expenses as a percentage of gross profit decreased to 56.5% during the three months ended June 30, 2021, from 68.9% in the same period in 2020.
Net income from continuing operations during the three months ended June 30, 2021 and 2020, benefited from unrealized after-tax gains of $2.6 million and $160.5 million, respectively, related to changes in the fair value of the underlying securities of our minority equity investments. Net income from continuing operations during the three months ended June 30, 2020, also benefited from an after-tax gain related to a legal settlement of $2.4 million.
Chief Executive Officer Transition
On July 14, 2020, we announced that we entered into a contract with Michael J. Jackson to serve as Chief Executive Officer of the Company until April 12, 2022, or the date that a new chief executive officer commences employment with the Company, if earlier.
Strategic Initiatives
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We opened one AutoNation USA store in the second quarter of 2021 and are on track to open four additional new stores in the second half of 2021 and 12 additional new stores in 2022. We anticipate that the initial capital investment will be approximately $10 million to $11 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at June 30, 2021 and 2020, were 14,338 and 39,262, respectively. By historical standards, our inventory unit levels were significantly lower at June 30, 2021, driven by strong demand and the component shortages in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at June 30, 2021, or at December 31, 2020.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $2.5 million at June 30, 2021, and $3.4 million at December 31, 2020.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.4 million at June 30, 2021, and $6.5 million at December 31, 2020.
Impact of the COVID-19 Pandemic
Although economic conditions have improved subsequent to the first half of 2020, we cannot predict the duration or scope of the COVID-19 pandemic. Negative financial impacts on our financial results and performance could be material in future periods.

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
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2021, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
As of June 30, 2021, we have $227.2 million of goodwill related to the Domestic reporting unit, $502.6 million related to the Import reporting unit, and $457.2 million related to the Premium Luxury reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2021, and no impairment charges resulted from these quantitative tests. The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2021, no impairment would have resulted. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,428.3	$2,261.3	$1,167.0	51.6	$6,410.6	$4,543.2	$1,867.4	41.1
Retail used vehicle	2,085.8	1,262.5	823.3	65.2	3,729.9	2,424.5	1,305.4	53.8
Wholesale	137.1	62.0	75.1	121.1	242.1	148.7	93.4	62.8
Used vehicle	2,222.9	1,324.5	898.4	67.8	3,972.0	2,573.2	1,398.8	54.4
Finance and insurance, net	369.0	246.4	122.6	49.8	682.0	482.2	199.8	41.4
Total variable operations(1)	6,020.2	3,832.2	2,188.0	57.1	11,064.6	7,598.6	3,466.0	45.6
Parts and service	950.8	689.9	260.9	37.8	1,801.8	1,566.2	235.6	15.0
Other	7.4	10.9	(3.5)		15.8	35.2	(19.4)
Total revenue	$6,978.4	$4,533.0	$2,445.4	53.9	$12,882.2	$9,200.0	$3,682.2	40.0
Gross profit:
New vehicle	$320.5	$119.6	$200.9	168.0	$510.5	$216.0	$294.5	136.3
Retail used vehicle	180.4	105.8	74.6	70.5	305.6	189.3	116.3	61.4
Wholesale	22.3	11.2	11.1		37.3	18.7	18.6
Used vehicle	202.7	117.0	85.7	73.2	342.9	208.0	134.9	64.9
Finance and insurance	369.0	246.4	122.6	49.8	682.0	482.2	199.8	41.4
Total variable operations(1)	892.2	483.0	409.2	84.7	1,535.4	906.2	629.2	69.4
Parts and service	432.5	311.4	121.1	38.9	821.5	700.2	121.3	17.3
Other	1.6	0.6	1.0		2.2	1.8	0.4
Total gross profit	1,326.3	795.0	531.3	66.8	2,359.1	1,608.2	750.9	46.7
Selling, general, and administrative expenses	748.9	547.9	(201.0)	(36.7)	1,396.8	1,148.6	(248.2)	(21.6)
Depreciation and amortization	47.9	49.1	1.2		95.8	97.2	1.4
Goodwill impairment	—	—	—		—	318.3	318.3
Franchise rights impairment	—	—	—		—	57.5	57.5
Other (income) expense, net	(0.7)	(3.4)	(2.7)		(0.6)	4.5	5.1
Operating income (loss)	530.2	201.4	328.8	163.3	867.1	(17.9)	885.0	NM
Non-operating income (expense) items:
Floorplan interest expense	(6.6)	(16.3)	9.7		(16.0)	(41.8)	25.8
Other interest expense	(20.9)	(23.2)	2.3		(42.1)	(46.7)	4.6
Other income, net	8.9	214.6	(205.7)		19.9	211.7	(191.8)
Income from continuing operations before income taxes	$511.6	$376.5	$135.1	35.9	$828.9	$105.3	$723.6	NM
Retail vehicle unit sales:
New vehicle	77,164	54,513	22,651	41.6	146,525	111,252	35,273	31.7
Used vehicle	80,589	58,920	21,669	36.8	152,369	115,069	37,300	32.4
	157,753	113,433	44,320	39.1	298,894	226,321	72,573	32.1
Revenue per vehicle retailed:
New vehicle	$44,429	$41,482	$2,947	7.1	$43,751	$40,837	$2,914	7.1
Used vehicle	$25,882	$21,427	$4,455	20.8	$24,479	$21,070	$3,409	16.2
Gross profit per vehicle retailed:
New vehicle	$4,153	$2,194	$1,959	89.3	$3,484	$1,942	$1,542	79.4
Used vehicle	$2,239	$1,796	$443	24.7	$2,006	$1,645	$361	21.9
Finance and insurance	$2,339	$2,172	$167	7.7	$2,282	$2,131	$151	7.1
Total variable operations(2)	$5,514	$4,159	$1,355	32.6	$5,012	$3,921	$1,091	27.8

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021 (%)	2020 (%)	2021 (%)	2020 (%)
Revenue mix percentages:
New vehicle	49.1	49.9	49.8	49.4
Used vehicle	31.9	29.2	30.8	28.0
Parts and service	13.6	15.2	14.0	17.0
Finance and insurance, net	5.3	5.4	5.3	5.2
Other	0.1	0.3	0.1	0.4
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	24.2	15.0	21.6	13.4
Used vehicle	15.3	14.7	14.5	12.9
Parts and service	32.6	39.2	34.8	43.5
Finance and insurance	27.8	31.0	28.9	30.0
Other	0.1	0.1	0.2	0.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	9.3	5.3	8.0	4.8
Used vehicle - retail	8.6	8.4	8.2	7.8
Parts and service	45.5	45.1	45.6	44.7
Total	19.0	17.5	18.3	17.5
Selling, general, and administrative expenses	10.7	12.1	10.8	12.5
Operating income (loss)	7.6	4.4	6.7	NM
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	56.5	68.9	59.2	71.4
Operating income (loss)	40.0	25.3	36.8	NM

	June 30,
	2021	2020
Inventory days supply:
New vehicle (industry standard of selling days)	14 days	49 days
Used vehicle (trailing calendar month days)	34 days	31 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,425.7	$2,256.8	$1,168.9	51.8	$6,403.0	$4,534.7	$1,868.3	41.2
Retail used vehicle	2,079.8	1,260.1	819.7	65.1	3,720.6	2,418.9	1,301.7	53.8
Wholesale	136.8	61.9	74.9	121.0	241.7	148.4	93.3	62.9
Used vehicle	2,216.6	1,322.0	894.6	67.7	3,962.3	2,567.3	1,395.0	54.3
Finance and insurance, net	368.6	246.0	122.6	49.8	681.2	481.4	199.8	41.5
Total variable operations(1)	6,010.9	3,824.8	2,186.1	57.2	11,046.5	7,583.4	3,463.1	45.7
Parts and service	949.9	674.8	275.1	40.8	1,799.0	1,528.4	270.6	17.7
Other	7.1	11.1	(4.0)		15.7	35.0	(19.3)
Total revenue	$6,967.9	$4,510.7	$2,457.2	54.5	$12,861.2	$9,146.8	$3,714.4	40.6
Gross profit:
New vehicle	$320.4	$119.5	$200.9	168.1	$510.0	$215.8	$294.2	136.3
Retail used vehicle	179.9	105.8	74.1	70.0	304.8	189.2	115.6	61.1
Wholesale	22.3	11.1	11.2		37.3	18.7	18.6
Used vehicle	202.2	116.9	85.3	73.0	342.1	207.9	134.2	64.6
Finance and insurance	368.6	246.0	122.6	49.8	681.2	481.4	199.8	41.5
Total variable operations(1)	891.2	482.4	408.8	84.7	1,533.3	905.1	628.2	69.4
Parts and service	432.0	307.4	124.6	40.5	820.4	693.0	127.4	18.4
Other	1.4	0.7	0.7		2.1	1.5	0.6
Total gross profit	$1,324.6	$790.5	$534.1	67.6	$2,355.8	$1,599.6	$756.2	47.3
Retail vehicle unit sales:
New vehicle	77,081	54,359	22,722	41.8	146,293	110,958	35,335	31.8
Used vehicle	80,305	58,749	21,556	36.7	151,871	114,658	37,213	32.5
	157,386	113,108	44,278	39.1	298,164	225,616	72,548	32.2
Revenue per vehicle retailed:
New vehicle	$44,443	$41,517	$2,926	7.0	$43,768	$40,869	$2,899	7.1
Used vehicle	$25,899	$21,449	$4,450	20.7	$24,498	$21,097	$3,401	16.1
Gross profit per vehicle retailed:
New vehicle	$4,157	$2,198	$1,959	89.1	$3,486	$1,945	$1,541	79.2
Used vehicle	$2,240	$1,801	$439	24.4	$2,007	$1,650	$357	21.6
Finance and insurance	$2,342	$2,175	$167	7.7	$2,285	$2,134	$151	7.1
Total variable operations(2)	$5,521	$4,167	$1,354	32.5	$5,017	$3,929	$1,088	27.7

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021 (%)	2020 (%)	2021 (%)	2020 (%)
Revenue mix percentages:
New vehicle	49.2	50.0	49.8	49.6
Used vehicle	31.8	29.3	30.8	28.1
Parts and service	13.6	15.0	14.0	16.7
Finance and insurance, net	5.3	5.5	5.3	5.3
Other	0.1	0.2	0.1	0.3
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	24.2	15.1	21.6	13.5
Used vehicle	15.3	14.8	14.5	13.0
Parts and service	32.6	38.9	34.8	43.3
Finance and insurance	27.8	31.1	28.9	30.1
Other	0.1	0.1	0.2	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	9.4	5.3	8.0	4.8
Used vehicle - retail	8.6	8.4	8.2	7.8
Parts and service	45.5	45.6	45.6	45.3
Total	19.0	17.5	18.3	17.5

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,428.3	$2,261.3	$1,167.0	51.6	$6,410.6	$4,543.2	$1,867.4	41.1
Gross profit	$320.5	$119.6	$200.9	168.0	$510.5	$216.0	$294.5	136.3
Retail vehicle unit sales	77,164	54,513	22,651	41.6	146,525	111,252	35,273	31.7
Revenue per vehicle retailed	$44,429	$41,482	$2,947	7.1	$43,751	$40,837	$2,914	7.1
Gross profit per vehicle retailed	$4,153	$2,194	$1,959	89.3	$3,484	$1,942	$1,542	79.4
Gross profit as a percentage of revenue	9.3%	5.3%			8.0%	4.8%
Inventory days supply (industry standard of selling days)	14 days	49 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,425.7	$2,256.8	$1,168.9	51.8	$6,403.0	$4,534.7	$1,868.3	41.2
Gross profit	$320.4	$119.5	$200.9	168.1	$510.0	$215.8	$294.2	136.3
Retail vehicle unit sales	77,081	54,359	22,722	41.8	146,293	110,958	35,335	31.8
Revenue per vehicle retailed	$44,443	$41,517	$2,926	7.0	$43,768	$40,869	$2,899	7.1
Gross profit per vehicle retailed	$4,157	$2,198	$1,959	89.1	$3,486	$1,945	$1,541	79.2
Gross profit as a percentage of revenue	9.4%	5.3%			8.0%	4.8%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $2.6 million and $4.5 million in new vehicle revenue and $0.1 million and $0.1 million in new vehicle gross profit for the three months ended June 30, 2021 and 2020, respectively, and $7.6 million and $8.5 million in new vehicle revenue and $0.5 million and $0.2 million in new vehicle gross profit for the six months ended June 30, 2021 and 2020, respectively, is related to divestiture activity.
Second Quarter 2021 compared to Second Quarter 2020
Same store new vehicle revenue increased during the three months ended June 30, 2021, as compared to the same period in 2020, due to increases in same store unit volume and same store revenue PVR. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly in April 2020. During the second quarter of 2021, same store unit volume benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to strong demand and reduced availability of new vehicle inventory.
First Six Months 2021 compared to First Six Months 2020
Same store new vehicle revenue increased during the six months ended June 30, 2021, as compared to the same period in 2020, due to increases in same store unit volume and same store revenue PVR. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. During the first half of 2021, same store unit volume benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to strong demand and reduced availability of new vehicle inventory.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2021	2020	Variance	2021	2020	Variance
Floorplan assistance	$34.7	$23.7	$11.0	$66.7	$48.3	$18.4
New vehicle floorplan interest expense	(6.0)	(14.1)	8.1	(14.9)	(37.2)	22.3
Net new vehicle inventory carrying benefit	$28.7	$9.6	$19.1	$51.8	$11.1	$40.7
Second Quarter 2021 compared to Second Quarter 2020
The net new vehicle inventory carrying benefit increased during the three months ended June 30, 2021, as compared to the same period in 2020, due to an increase in floorplan assistance and a decrease in floorplan interest expense. Floorplan assistance increased primarily due to increases in unit volume. Floorplan interest expense decreased primarily due to lower average floorplan balances.
First Six Months 2021 compared to First Six Months 2020
The net new vehicle inventory carrying benefit increased during the six months ended June 30, 2021, as compared to the same period in 2020, due to a decrease in floorplan interest expense and an increase in floorplan assistance. Floorplan interest expense decreased due to lower average floorplan balances and lower average interest rates. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Floorplan assistance increased due to increases in unit volume and the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$2,085.8	$1,262.5	$823.3	65.2	$3,729.9	$2,424.5	$1,305.4	53.8
Wholesale revenue	137.1	62.0	75.1	121.1	242.1	148.7	93.4	62.8
Total revenue	$2,222.9	$1,324.5	$898.4	67.8	$3,972.0	$2,573.2	$1,398.8	54.4
Retail gross profit	$180.4	$105.8	$74.6	70.5	$305.6	$189.3	$116.3	61.4
Wholesale gross profit	22.3	11.2	11.1		37.3	18.7	18.6
Total gross profit	$202.7	$117.0	$85.7	73.2	$342.9	$208.0	$134.9	64.9
Retail vehicle unit sales	80,589	58,920	21,669	36.8	152,369	115,069	37,300	32.4
Revenue per vehicle retailed	$25,882	$21,427	$4,455	20.8	$24,479	$21,070	$3,409	16.2
Gross profit per vehicle retailed	$2,239	$1,796	$443	24.7	$2,006	$1,645	$361	21.9
Gross profit as a percentage of revenue	8.6%	8.4%			8.2%	7.8%
Inventory days supply (trailing calendar month days)	34 days	31 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$2,079.8	$1,260.1	$819.7	65.1	$3,720.6	$2,418.9	$1,301.7	53.8
Wholesale revenue	136.8	61.9	74.9	121.0	241.7	148.4	93.3	62.9
Total revenue	$2,216.6	$1,322.0	$894.6	67.7	$3,962.3	$2,567.3	$1,395.0	54.3
Retail gross profit	$179.9	$105.8	$74.1	70.0	$304.8	$189.2	$115.6	61.1
Wholesale gross profit	22.3	11.1	11.2		37.3	18.7	18.6
Total gross profit	$202.2	$116.9	$85.3	73.0	$342.1	$207.9	$134.2	64.6
Retail vehicle unit sales	80,305	58,749	21,556	36.7	151,871	114,658	37,213	32.5
Revenue per vehicle retailed	$25,899	$21,449	$4,450	20.7	$24,498	$21,097	$3,401	16.1
Gross profit per vehicle retailed	$2,240	$1,801	$439	24.4	$2,007	$1,650	$357	21.6
Gross profit as a percentage of revenue	8.6%	8.4%			8.2%	7.8%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $6.3 million and $9.7 million in total used vehicle revenue and $0.5 million and $0.8 million in total used vehicle gross profit for the three and six months ended June 30, 2021, respectively, is related to divestiture activity and the opening of a new AutoNation USA store. The difference between reported amounts and same store amounts in the above tables of $2.5 million and $5.9 million in total used vehicle revenue and $0.1 million and $0.1 million in total used vehicle gross profit for the three and six months ended June 30, 2020, respectively, is related to divestiture activity.
Second Quarter 2021 compared to Second Quarter 2020
Same store retail used vehicle revenue increased during the three months ended June 30, 2021, as compared to the same period in 2020, due to increases in same store unit volume and same store revenue PVR. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly in April 2020. Market demand for used vehicles continued to increase during the second quarter of 2021 due in part to decreased availability of new vehicles.
Same store revenue PVR increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in market demand for used vehicles and reduced availability of new vehicle inventory.
Same store gross profit PVR increased during the three months ended June 30, 2021, as compared to the same period in 2020, due to increased demand for used vehicles and reduced availability of new vehicle inventory. In addition, gross profit PVR benefited from a shift in mix to trade-ins and used vehicles acquired through our “We’ll Buy Your Car” program, which both have relatively higher average gross profit PVR.

First Six Months 2021 compared to First Six Months 2020
Same store retail used vehicle revenue increased during the six months ended June 30, 2021, as compared to the same period in 2020 due to increases in same store unit volume and same store revenue PVR. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Market demand for used vehicles continued to increase during the first half of 2021 due in part to decreased availability of new vehicles.
Same store revenue PVR increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in market demand for used vehicles and reduced availability of new vehicle inventory.
Same store gross profit PVR increased during the six months ended June 30, 2021, as compared to the same period in 2020, due to increased demand for used vehicles and reduced availability of new vehicle inventory. In addition, gross profit PVR benefited from a shift in mix to trade-ins and used vehicles acquired through our “We’ll Buy Your Car” program, which both have relatively higher average gross profit PVR.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$950.8	$689.9	$260.9	37.8	$1,801.8	$1,566.2	$235.6	15.0
Gross Profit	$432.5	$311.4	$121.1	38.9	$821.5	$700.2	$121.3	17.3
Gross profit as a percentage of revenue	45.5%	45.1%			45.6%	44.7%
Same Store:
Revenue	$949.9	$674.8	$275.1	40.8	$1,799.0	$1,528.4	$270.6	17.7
Gross Profit	$432.0	$307.4	$124.6	40.5	$820.4	$693.0	$127.4	18.4
Gross profit as a percentage of revenue	45.5%	45.6%			45.6%	45.3%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $0.9 million and $2.8 million in parts and service revenue and $0.5 million and $1.1 million in parts and service gross profit for the three and six months ended June 30, 2021, respectively, is related to divestiture activity and the opening of a new AutoNation USA store. The difference between reported amounts and same store amounts in the above tables of $15.1 million and $37.8 million in parts and service revenue and $4.0 million and $7.2 million in parts and service gross profit for the three and six months ended June 30, 2020, respectively, is due to the closure of our ACP business and other divestiture activity.
Second Quarter 2021 compared to Second Quarter 2020
During the three months ended June 30, 2021, same store parts and service gross profit increased compared to the same period in 2020, primarily due to increases in gross profit associated with customer-pay service of $46.3 million, the preparation of vehicles for sale of $33.3 million, and wholesale parts sales of $10.1 million, as well as smaller increases in gross profit associated with collision business, warranty service, and service work outsourced to third parties.
Gross profit associated with customer-pay service and the preparation of vehicles for sale both benefited from an increase in volume, improved margin performance, and higher value repair orders. Gross profit associated with wholesale parts sales benefited from an increase in volume.
First Six Months 2021 compared to First Six Months 2020
During the six months ended June 30, 2021, same store parts and service gross profit increased compared to the same period in 2020, primarily due to increases in gross profit associated with customer-pay service of $51.0 million, the preparation of vehicles for sale of $39.6 million, and wholesale parts sales of $10.3 million, as well as smaller increases in gross profit associated with service work outsourced to third parties and collision business.
Gross profit associated with customer-pay service and the preparation of vehicles for sale both benefited from an increase in volume, improved margin performance, and higher value repair orders. Gross profit associated with wholesale parts sales benefited from an increase in volume.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$369.0	$246.4	$122.6	49.8	$682.0	$482.2	$199.8	41.4
Gross profit per vehicle retailed	$2,339	$2,172	$167	7.7	$2,282	$2,131	$151	7.1
Same Store:
Revenue and gross profit	$368.6	$246.0	$122.6	49.8	$681.2	$481.4	$199.8	41.5
Gross profit per vehicle retailed	$2,342	$2,175	$167	7.7	$2,285	$2,134	$151	7.1
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
The following discussion of finance and insurance results in on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $0.4 million and $0.8 million for the three and six months months ended June 30, 2021, respectively, is related to divestiture activity and the opening of a new AutoNation USA store. The difference between reported amounts and same store amounts in the above tables of $0.4 million and $0.8 million for the three and six months months ended June 30, 2020, respectively, is related to divestiture activity.
Second Quarter 2021 compared to Second Quarter 2020
Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2021, as compared to the same period in 2020, due to increases in vehicle unit volume and finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in gross profit per transaction associated with arranging customer financing and amounts financed per transaction.
First Six Months 2021 compared to First Six Months 2020
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2021, as compared to the same period in 2020, due to increases in vehicle unit volume and finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in amounts financed per transaction and gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income (loss), respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$2,124.8	$1,486.0	$638.8	43.0	$3,971.5	$2,969.5	$1,002.0	33.7
Import	2,175.0	1,325.3	849.7	64.1	3,944.6	2,687.4	1,257.2	46.8
Premium Luxury	2,468.5	1,564.8	903.7	57.8	4,572.0	3,181.6	1,390.4	43.7
Total	6,768.3	4,376.1	2,392.2	54.7	12,488.1	8,838.5	3,649.6	41.3
Corporate and other	210.1	156.9	53.2	33.9	394.1	361.5	32.6	9.0
Total consolidated revenue	$6,978.4	$4,533.0	$2,445.4	53.9	$12,882.2	$9,200.0	$3,682.2	40.0
Segment income(1):
Domestic	$169.0	$82.1	$86.9	105.8	$287.5	$136.2	$151.3	111.1
Import	203.7	88.3	115.4	130.7	329.6	154.2	175.4	113.7
Premium Luxury	225.7	89.2	136.5	153.0	384.2	169.4	214.8	126.8
Total	598.4	259.6	338.8	130.5	1,001.3	459.8	541.5	117.8
Corporate and other	(74.8)	(74.5)	(0.3)		(150.2)	(519.5)	369.3
Floorplan interest expense	6.6	16.3	9.7		16.0	41.8	25.8
Operating income (loss)	$530.2	$201.4	$328.8	163.3	$867.1	$(17.9)	$885.0	NM

Retail new vehicle unit sales:
Domestic	21,459	18,048	3,411	18.9	43,128	36,375	6,753	18.6
Import	36,136	23,605	12,531	53.1	66,979	48,892	18,087	37.0
Premium Luxury	19,569	12,860	6,709	52.2	36,418	25,985	10,433	40.2
	77,164	54,513	22,651	41.6	146,525	111,252	35,273	31.7

Retail used vehicle unit sales:
Domestic	28,056	21,043	7,013	33.3	52,535	40,930	11,605	28.4
Import	27,128	20,064	7,064	35.2	52,229	39,133	13,096	33.5
Premium Luxury	22,370	15,795	6,575	41.6	41,904	30,938	10,966	35.4
	77,554	56,902	20,652	36.3	146,668	111,001	35,667	32.1

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
NM = Not Meaningful

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$991.3	$761.7	$229.6	30.1	$1,926.7	$1,500.6	$426.1	28.4
Used vehicle	749.1	436.8	312.3	71.5	1,312.8	841.4	471.4	56.0
Parts and service	257.9	193.3	64.6	33.4	492.0	428.9	63.1	14.7
Finance and insurance, net	125.8	88.0	37.8	43.0	235.1	171.1	64.0	37.4
Other	0.7	6.2	(5.5)		4.9	27.5	(22.6)
Total Revenue	$2,124.8	$1,486.0	$638.8	43.0	$3,971.5	$2,969.5	$1,002.0	33.7
Segment income	$169.0	$82.1	$86.9	105.8	$287.5	$136.2	$151.3	111.1
Retail new vehicle unit sales	21,459	18,048	3,411	18.9	43,128	36,375	6,753	18.6
Retail used vehicle unit sales	28,056	21,043	7,013	33.3	52,535	40,930	11,605	28.4
Second Quarter 2021 compared to Second Quarter 2020
Domestic revenue increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly in April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Domestic segment income increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from higher unit volume and an increase in finance and insurance gross profit PVR. Domestic segment income also benefited from increases in parts and service gross profit associated with the preparation of vehicles for sale and customer-pay service. Increases to Domestic segment income were partially offset by an increase in performance-driven SG&A expenses.
First Six Months 2021 compared to First Six Months 2020
Domestic revenue increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Domestic segment income increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from higher unit volume and an increase in finance and insurance gross profit PVR. Increases to Domestic segment income were partially offset by an increase in performance-driven SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,184.2	$712.6	$471.6	66.2	$2,142.2	$1,446.5	$695.7	48.1
Used vehicle	604.5	355.8	248.7	69.9	1,089.2	690.3	398.9	57.8
Parts and service	248.5	170.4	78.1	45.8	462.6	377.9	84.7	22.4
Finance and insurance, net	133.2	82.4	50.8	61.7	242.3	166.4	75.9	45.6
Other	4.6	4.1	0.5		8.3	6.3	2.0
Total Revenue	$2,175.0	$1,325.3	$849.7	64.1	$3,944.6	$2,687.4	$1,257.2	46.8
Segment income	$203.7	$88.3	$115.4	130.7	$329.6	$154.2	$175.4	113.7
Retail new vehicle unit sales	36,136	23,605	12,531	53.1	66,979	48,892	18,087	37.0
Retail used vehicle unit sales	27,128	20,064	7,064	35.2	52,229	39,133	13,096	33.5
Second Quarter 2021 compared to Second Quarter 2020
Import revenue increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly in April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Import segment income increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited primarily from higher unit volume and an increase in finance and insurance gross profit PVR. Import segment income also benefited from increases in parts and service gross profit associated with the preparation of vehicles for sale and customer-pay service. Increases to Import segment income were partially offset by an increase in performance-driven SG&A expenses.
First Six Months 2021 compared to First Six Months 2020
Import revenue increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Import segment income increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited primarily from higher unit volume and an increase in finance and insurance gross profit PVR. Increases to Import segment income were partially offset by an increase in performance-driven SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,252.8	$787.0	$465.8	59.2	$2,341.7	$1,596.1	$745.6	46.7
Used vehicle	788.8	490.3	298.5	60.9	1,431.1	957.6	473.5	49.4
Parts and service	317.6	223.2	94.4	42.3	602.8	500.6	102.2	20.4
Finance and insurance, net	108.0	64.3	43.7	68.0	194.8	127.3	67.5	53.0
Other	1.3	—	1.3		1.6	—	1.6
Total Revenue	$2,468.5	$1,564.8	$903.7	57.8	$4,572.0	$3,181.6	$1,390.4	43.7
Segment income	$225.7	$89.2	$136.5	153.0	$384.2	$169.4	$214.8	126.8
Retail new vehicle unit sales	19,569	12,860	6,709	52.2	36,418	25,985	10,433	40.2
Retail used vehicle unit sales	22,370	15,795	6,575	41.6	41,904	30,938	10,966	35.4
Second Quarter 2021 compared to Second Quarter 2020
Premium Luxury revenue increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly in April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Premium Luxury segment income increased during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in parts and service gross profit associated with customer-pay service and the preparation of vehicles for sale. Premium Luxury segment income also benefited from an increase in finance and insurance gross profit due to higher unit volume and an increase in finance and insurance gross profit PVR. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.
First Six Months 2021 compared to First Six Months 2020
Premium Luxury revenue increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Premium Luxury segment income increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from higher unit volume and an increase in finance and insurance gross profit PVR. Premium Luxury segment income also benefited from an increase in parts and service gross profit associated with customer-pay service and the preparation of vehicles. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.

Corporate and other
Corporate and other results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$80.5	$41.6	$38.9	93.5	$138.9	$83.9	$55.0	65.6
Parts and service	126.8	103.0	23.8	23.1	$244.4	$258.8	$(14.4)	(5.6)
Finance and insurance, net	2.0	11.7	(9.7)	(82.9)	9.8	17.4	(7.6)	(43.7)
Other	0.8	0.6	0.2		1.0	1.4	(0.4)
Revenue	$210.1	$156.9	$53.2	33.9	$394.1	$361.5	$32.6	9.0
Income (loss)	$(74.8)	$(74.5)	$(0.3)		$(150.2)	$(519.5)	$369.3
“Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA used vehicle stores, auction operations, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of June 30, 2021, we had 72 AutoNation-branded collision centers, 6 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We opened one AutoNation USA store in the second quarter of 2021 and are on track to open four additional new stores in the second half of 2021 and 12 additional new stores in 2022. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$534.0	$356.3	$(177.7)	(49.9)	$975.6	$730.4	$(245.2)	(33.6)
Advertising	42.8	28.1	(14.7)	(52.3)	79.5	74.4	(5.1)	(6.9)
Store and corporate overhead	172.1	163.5	(8.6)	(5.3)	341.7	343.8	2.1	0.6
Total	$748.9	$547.9	$(201.0)	(36.7)	$1,396.8	$1,148.6	$(248.2)	(21.6)

SG&A as a % of total gross profit:
Compensation	40.3	44.8	450	bps	41.4	45.4	400	bps
Advertising	3.2	3.5	30	bps	3.4	4.6	120	bps
Store and corporate overhead	13.0	20.6	760	bps	14.4	21.4	700	bps
Total	56.5	68.9	1,240	bps	59.2	71.4	1,220	bps
Second Quarter 2021 compared to Second Quarter 2020
SG&A expenses increased during the three months ended June 30, 2021, as compared to the same period in 2020, largely due to a performance-driven increase in compensation expense. Additionally, gross advertising expenses increased $18.5 million, partially offset by an increase in advertising reimbursements from manufacturers of $3.8 million. As a percentage of total gross profit, SG&A expenses decreased to 56.5% during the three months ended June 30, 2021, from 68.9% in the same period in 2020, primarily due to improvements in gross profit PVR and effective cost management.
First Six Months 2021 compared to First Six Months 2020
SG&A expenses increased during the six months ended June 30, 2021, as compared to the same period in 2020, largely due to a performance-driven increase in compensation expense. Additionally, gross advertising expenses increased $8.7 million, partially offset by an increase in advertising reimbursements from manufacturers of $3.6 million. As a percentage of total gross profit, SG&A expenses decreased to 59.2% during the six months ended June 30, 2021, from 71.4% in the same period in 2020, primarily due to improvements in gross profit PVR and effective cost management.
Goodwill Impairment
During the first quarter of 2020, due to the impact of the COVID-19 pandemic on our results and the decrease in our stock price and market capitalization as of March 31, 2020, we recorded non-cash goodwill impairment charges of $318.3 million.
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

Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2021 compared to Second Quarter 2020
Floorplan interest expense was $6.6 million for the three months ended June 30, 2021, compared to $16.3 million for the same period in 2020. The decrease in floorplan interest expense of $9.7 million was the result of lower average vehicle floorplan balances.
First Six Months 2021 compared to First Six Months 2020
Floorplan interest expense was $16.0 million for the six months ended June 30, 2021, compared to $41.8 million for the same period in 2020. The decrease in floorplan interest expense of $25.8 million was the result of lower average vehicle floorplan balances and lower average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Second Quarter 2021 compared to Second Quarter 2020
Other interest expense was $20.9 million for the three months ended June 30, 2021, compared to $23.2 million for the same period in 2020. The decrease of $2.3 million was driven by lower average debt balances.
First Six Months 2021 compared to First Six Months 2020
Other interest expense was $42.1 million for the six months ended June 30, 2021, compared to $46.7 million for the same period in 2020. The decrease of $4.6 million was driven by lower average debt balances.
Other Income (Loss), Net (included in Non-Operating Income)
During the three and six months ended June 30, 2021, we recognized a gain of $5.3 million and $8.8 million, respectively, related to increases in the cash surrender value of corporate-owned life insurance (“COLI”) held in a Rabbi Trust for deferred compensation plan participants as a result of improved market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
Additionally, in the first quarter of 2021, we sold the remaining shares of our Vroom equity investment and recorded a realized gain of $7.5 million. During the second quarters of 2021 and 2020, we recorded unrealized gains of $3.4 million and $214.7 million, respectively, related to changes in the fair values of the underlying securities of our minority equity investments. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 24.8% for the three months ended June 30, 2021, and 25.7% for the three months ended June 30, 2020. Our effective income tax rate was 24.7% for the six months ended June 30, 2021, and 54.7% for the six months ended June 30, 2020. The tax rate for the six months ended June 30, 2020, reflects the fact that a significant portion of the goodwill impairment charges taken in the first quarter of 2020 was not deductible for income tax purposes.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2021		December 31, 2020
Cash and cash equivalents	$59.5		$569.6
Revolving credit facility	$1,760.3	(1)	$1,760.3
Secured used vehicle floorplan facilities (2)	$0.2		$0.3
 (1)    At June 30, 2021, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $200.0 million commercial paper notes outstanding at June 30, 2021. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes through utilization of available funds.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At June 30, 2021, surety bonds, letters of credit, and cash deposits totaled $100.3 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2019, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
Capital Allocation
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to repurchase our common stock and/or debt, to complete acquisitions or investments, and/or build facilities for newly awarded franchises and new AutoNation USA used vehicle stores. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2021	2020	2021	2020
Shares repurchased	7.5	—	11.3	2.5
Aggregate purchase price	$736.1	$—	$1,042.2	$80.0
Average purchase price per share	$98.17	$—	$91.94	$31.95

In July 2021, our Board of Directors increased the share repurchase authorization by $1.0 billion. As of July 19, 2021, $1.0 billion remained available for share repurchases under the program.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Purchases of property and equipment, including operating lease buy-outs (1)	$74.3	$24.6	$118.7	$54.6
(1)Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At June 30, 2021, we owned approximately 83% of our new vehicle franchise store locations with a net book value of $2.1 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, auction operations, parts distribution centers, and other excess properties with a net book value of $502.4 million. None of these properties are mortgaged or encumbered.
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We opened one AutoNation USA store in the second quarter of 2021 and are on track to open four additional new stores in the second half of 2021 and 12 additional new stores in 2022. We anticipate that the initial capital investment will be approximately $10 million to $11 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Cash received from (used in) business acquisitions, net	$—	$—	$—	$(0.4)
Cash received from (used in) business divestitures, net	$2.4	$—	$4.3	$—
We divested two stores and two collision centers during the six months ended June 30, 2021. We divested one store and terminated one franchise during the six months ended June 30, 2020.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of June 30, 2021, and December 31, 2020.

			(in millions)
Debt Description	Maturity Date	Interest Payable	June 30, 2021	December 31, 2020
3.35% Senior Notes	January 15, 2021	January 15 and July 15	$—	$300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2040	Monthly	111.1	116.6
			1,811.1	2,116.6
Less: unamortized debt discounts and debt issuance costs			(13.8)	(14.8)
Less: current maturities			(7.0)	(309.2)
Long-term debt, net of current maturities			$1,790.3	$1,792.6

In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes through utilization of available funds.
We had $200.0 million of commercial paper notes outstanding at June 30, 2021, and no commercial paper notes outstanding at December 31, 2020.
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
As of June 30, 2021, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2021, our leverage ratio and capitalization ratio were as follows:

	June 30, 2021
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.17x
Capitalization ratio	≤ 70.0%	43.3%

Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	June 30, 2021	December 31, 2020
Vehicle floorplan payable - trade	$669.5	$1,541.7
Vehicle floorplan payable - non-trade	901.8	1,218.2
Vehicle floorplan payable	$1,571.3	$2,759.9

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2021	2020
Net cash provided by operating activities	$930.3	$894.3
Net cash used in investing activities	$(8.5)	$(124.7)
Net cash used in financing activities	$(1,431.8)	$(554.7)
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
Net cash provided by operating activities increased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in earnings, partially offset by an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to proceeds received from the sale of an equity security in 2021 and a decrease in investments made in equity securities, partially offset by an increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the six months ended June 30, 2021, we repurchased 11.3 million shares of common stock for an aggregate purchase price of $1.0 billion (average purchase price per share of $91.94), including repurchases for which settlement occurred subsequent to June 30, 2021. During the six months ended June 30, 2020, we repurchased 2.5 million shares of common stock for an aggregate purchase price of $80.0 million (average purchase price per share of $31.95).
During the six months ended June 30, 2021, we had no borrowings or repayments under our revolving credit facility. During the six months ended June 30, 2020, we borrowed $1.1 billion and repaid $1.1 billion under our revolving credit facility.

During the six months ended June 30, 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021. During the six months ended June 30, 2020, we repaid the outstanding $350.0 million of 5.5% Senior Notes due 2020, issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2030, and amended and restated our existing unsecured credit agreement. Cash flows from financing activities during the six months ended June 30, 2020, reflect cash payments of $10.5 million for debt issuance costs associated with the senior note issuance and debt refinancing that are being amortized to interest expense over the terms of the related debt arrangements.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $200.0 million during the six months ended June 30, 2021, and net repayments of $170.0 million during the six months ended June 30, 2020, as well as changes in vehicle floorplan payable-non-trade totaling net payments of $316.9 million during the six months ended June 30, 2021, and net payments of $431.4 million during the six months ended June 30, 2020.
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
We had $1.6 billion of variable rate vehicle floorplan payable at June 30, 2021, and $2.8 billion at December 31, 2020. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $15.7 million at June 30, 2021, and $27.6 million at December 31, 2020. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $200.0 million of commercial paper notes outstanding at June 30, 2021. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $2.0 million at June 30, 2021. We had no commercial paper notes outstanding at December 31, 2020.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $1.8 billion and had a fair value of $2.0 billion as of June 30, 2021, and totaled $2.1 billion and had a fair value of $2.3 billion as of December 31, 2020.

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
The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2020, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
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
Vehicle manufacturers worldwide have recently faced production disruptions caused by a shortage of automotive microchips. The shortage is reported to be due to the overall high demand for microchips in the global economy. Prolonged shortages of new vehicle inventory could result in lower new vehicle sales volumes and a decrease in the total amount of gross profit we derive from new vehicle sales, which could adversely affect our business. Additionally, the shortage of new vehicles has increased market demand for used vehicles, raising both revenue and gross profit per used vehicle retailed, but also increasing our costs of acquiring used vehicle inventory. Resolution of the microchip shortage should lead to an increase in the supply of new vehicles, which may adversely affect levels of profitability on both new and used vehicles.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
April 1, 2021 - April 30, 2021	925,000	$101.41	925,000	$797.9
May 1, 2021 - May 31, 2021	2,410,761	$102.18	2,410,761	$551.5
June 1, 2021 - June 30, 2021	4,162,626	$95.13	4,162,626	$155.5
Total	7,498,387		7,498,387

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2021, $155.5 million remained available under our stock repurchase limit. In July 2021, our Board of Directors increased the share repurchase authorization by $1 billion. Our stock repurchase program does not have an expiration date.

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

AUTONATION, INC.

Date:	July 21, 2021	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)