Form 10-Q
period 2021-09-30
AUTONATION, INC.
filed 2021-10-21
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 20, 2021, the registrant had 65,538,144 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72.0	$569.6
Receivables, net	628.1	845.2
Inventory	1,496.6	2,598.5
Other current assets	177.7	139.4
Total Current Assets	2,374.4	4,152.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.7 billion and $1.7 billion, respectively	3,218.5	3,138.1
OPERATING LEASE ASSETS	286.0	309.5
GOODWILL	1,224.0	1,185.0
OTHER INTANGIBLE ASSETS, NET	587.1	521.5
OTHER ASSETS	450.7	580.4
Total Assets	$8,140.7	$9,887.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$466.4	$1,541.7
Vehicle floorplan payable - non-trade	782.0	1,218.2
Accounts payable	354.2	335.2
Current maturities of long-term debt	7.2	309.2
Accrued payroll and benefits	263.7	225.8
Other current liabilities	553.7	535.8
Total Current Liabilities	2,427.2	4,165.9
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,673.1	1,792.6
NONCURRENT OPERATING LEASE LIABILITIES	261.9	286.5
DEFERRED INCOME TAXES	80.8	95.9
OTHER LIABILITIES	341.2	310.6
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 86,562,149 shares issued at September 30, 2021, and 102,562,149 shares issued at December 31, 2020, including shares held in treasury	0.8	1.0
Additional paid-in capital	1.6	53.1
Retained earnings	4,258.1	4,069.4
Treasury stock, at cost; 21,024,005 and 19,078,620 shares held, respectively	(1,904.0)	(887.8)
Total Shareholders’ Equity	2,356.5	3,235.7
Total Liabilities and Shareholders’ Equity	$8,140.7	$9,887.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
New vehicle	$2,753.8	$2,748.4	$9,164.4	$7,291.6
Used vehicle	2,323.2	1,516.9	6,295.2	4,090.1
Parts and service	943.7	852.8	2,745.5	2,419.0
Finance and insurance, net	348.9	281.2	1,030.9	763.4
Other	9.9	5.6	25.7	40.8
TOTAL REVENUE	6,379.5	5,404.9	19,261.7	14,604.9
Cost of sales:
New vehicle	2,434.2	2,581.2	8,334.3	6,908.4
Used vehicle	2,146.2	1,370.0	5,775.3	3,735.2
Parts and service	518.9	477.6	1,499.2	1,343.6
Other	8.3	4.6	21.9	38.0
TOTAL COST OF SALES (excluding depreciation shown below)	5,107.6	4,433.4	15,630.7	12,025.2
Gross profit:
New vehicle	319.6	167.2	830.1	383.2
Used vehicle	177.0	146.9	519.9	354.9
Parts and service	424.8	375.2	1,246.3	1,075.4
Finance and insurance	348.9	281.2	1,030.9	763.4
Other	1.6	1.0	3.8	2.8
TOTAL GROSS PROFIT	1,271.9	971.5	3,631.0	2,579.7
Selling, general, and administrative expenses	723.7	641.4	2,120.5	1,790.0
Depreciation and amortization	47.6	51.8	143.4	149.0
Goodwill impairment	—	—	—	318.3
Franchise rights impairment	—	—	—	57.5
Other (income) expense, net	(2.7)	6.6	(3.3)	11.1
OPERATING INCOME	503.3	271.7	1,370.4	253.8
Non-operating income (expense) items:
Floorplan interest expense	(4.9)	(11.1)	(20.9)	(52.9)
Other interest expense	(24.1)	(23.6)	(66.2)	(70.3)
Other income (loss), net	(0.8)	6.5	19.1	218.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	473.5	243.5	1,302.4	348.8
Income tax provision	111.8	60.9	316.3	118.5
NET INCOME FROM CONTINUING OPERATIONS	361.7	182.6	986.1	230.3
Loss from discontinued operations, net of income taxes	—	—	(0.2)	(0.2)
NET INCOME	$361.7	$182.6	$985.9	$230.1
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$5.17	$2.07	$12.76	$2.59
Discontinued operations	$—	$—	$—	$—
Net income	$5.17	$2.07	$12.75	$2.59
Weighted average common shares outstanding	69.9	88.3	77.3	88.8
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$5.12	$2.05	$12.63	$2.59
Discontinued operations	$—	$—	$—	$—
Net income	$5.12	$2.05	$12.62	$2.59
Weighted average common shares outstanding	70.7	88.9	78.1	89.0
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	65.5	87.8	65.5	87.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	239.4	—	239.4
Repurchases of common stock	—	—	—	—	(306.1)	(306.1)
Stock-based compensation expense	—	—	20.8	—	—	20.8
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(32.9)	—	37.0	4.1
BALANCE AT MARCH 31, 2021	102,562,149	$1.0	$41.0	$4,308.8	$(1,156.9)	$3,193.9
Net income	—	—	—	384.8	—	384.8
Repurchases of common stock	—	—	—	—	(736.1)	(736.1)
Treasury stock cancellation	(16,000,000)	(0.2)	(40.6)	(797.2)	838.0	—
Stock-based compensation expense	—	—	6.5	—	—	6.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.2)	—	8.9	7.7
BALANCE AT JUNE 30, 2021	86,562,149	$0.8	$5.7	$3,896.4	$(1,046.1)	$2,856.8
Net income	—	—	—	361.7	—	361.7
Repurchases of common stock	—	—	—	—	(879.2)	(879.2)
Stock-based compensation expense	—	—	4.3	—	—	4.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(8.4)	—	21.3	12.9
BALANCE AT SEPTEMBER 30, 2021	86,562,149	$0.8	$1.6	$4,258.1	$(1,904.0)	$2,356.5

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net loss	—	—	—	(232.3)	—	(232.3)
Repurchases of common stock	—	—	—	—	(80.0)	(80.0)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(21.7)	—	14.8	(6.9)
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)	—	(0.5)
BALANCE AT MARCH 31, 2020	102,562,149	$1.0	$18.7	$3,455.5	$(628.3)	$2,846.9
Net income	—	—	—	279.8	—	279.8
Stock-based compensation expense	—	—	11.2	—	—	11.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.4)	—	0.2	(0.2)
BALANCE AT JUNE 30, 2020	102,562,149	$1.0	$29.5	$3,735.3	$(628.1)	$3,137.7
Net income	—	—	—	182.6	—	182.6
Stock-based compensation expense	—	—	7.2	—	—	7.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	4.6	—	25.8	30.4
BALANCE AT SEPTEMBER 30, 2020	102,562,149	$1.0	$41.3	$3,917.9	$(602.3)	$3,357.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$985.9	$230.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.2	0.2
Depreciation and amortization	143.4	149.0
Amortization of debt issuance costs and accretion of debt discounts	3.5	3.5
Stock-based compensation expense	31.6	22.9
Deferred income tax benefit	(15.1)	(25.0)
Net gain related to business/property dispositions	(6.3)	(2.4)
Goodwill impairment	—	318.3
Franchise rights impairment	—	57.5
Non-cash impairment charges	3.2	11.4
Gain on equity investments	(10.9)	(212.7)
Other	(8.2)	(4.0)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	215.6	232.7
Inventory	1,131.3	827.4
Other assets	70.9	81.6
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	(1,083.5)	(661.8)
Accounts payable	19.1	57.5
Other liabilities	78.7	78.1
Net cash provided by continuing operations	1,559.4	1,164.3
Net cash used in discontinued operations	(0.2)	—
Net cash provided by operating activities	1,559.2	1,164.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(161.3)	(113.1)
Proceeds from assets held for sale	34.8	8.2
Insurance recoveries on property and equipment	1.6	1.9
Cash received from business divestitures, net of cash relinquished	4.8	2.2
Cash used in business acquisitions, net of cash acquired	(209.1)	(0.4)
Proceeds from the sale of equity securities	109.4	—
Investment in equity securities	(3.3)	(50.0)
Other	(2.4)	(0.4)
Net cash used in continuing operations	(225.5)	(151.6)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(225.5)	(151.6)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2021	2020
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(1,936.5)	(80.0)
Proceeds from 1.95% Senior Notes due 2028	399.2	—
Proceeds from 2.4% Senior Notes due 2031	448.8	—
Proceeds from 4.75% Senior Notes due 2030	—	497.4
Payment of 3.35% Senior Notes due 2021	(300.0)	—
Payment of 5.5% Senior Notes due 2020	—	(350.0)
Proceeds from revolving credit facility	—	1,110.0
Payments of revolving credit facility	—	(1,110.0)
Net payments of commercial paper	—	(170.0)
Payment of debt issuance costs	(8.0)	(11.0)
Net payments of vehicle floorplan payable - non-trade	(452.0)	(609.7)
Payments of other debt obligations	(7.5)	(4.6)
Proceeds from the exercise of stock options	42.6	31.5
Payments of tax withholdings for stock-based awards	(17.9)	(8.2)
Net cash used in continuing operations	(1,831.3)	(704.6)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(1,831.3)	(704.6)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(497.6)	308.1
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	569.7	42.5
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$72.1	$350.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2021, we owned and operated 331 new vehicle franchises from 239 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold during the nine months ended September 30, 2021, are manufactured by Toyota (including Lexus), Honda, General Motors, Ford, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of September 30, 2021, we also owned and operated 72 AutoNation-branded collision centers, 7 AutoNation USA used vehicle stores, 4 automotive auction operations, and 3 parts distribution centers.
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

	Three Months Ended September 30, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$791.3	$967.9	$994.6	$—	$2,753.8
Used vehicle	789.0	638.0	810.9	85.3	2,323.2
Parts and service	257.2	243.5	312.4	130.6	943.7
Finance and insurance, net	116.7	127.1	98.7	6.4	348.9
Other	1.0	6.8	1.4	0.7	9.9
	$1,955.2	$1,983.3	$2,218.0	$223.0	$6,379.5

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,778.6	$1,800.4	$1,960.6	$139.7	$5,679.3
Goods and services transferred over time(2)	176.6	182.9	257.4	83.3	700.2
	$1,955.2	$1,983.3	$2,218.0	$223.0	$6,379.5

	Three Months Ended September 30, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$923.4	$887.7	$937.3	$—	$2,748.4
Used vehicle	478.0	415.0	576.7	47.2	1,516.9
Parts and service	233.2	220.4	278.4	120.8	852.8
Finance and insurance, net	97.8	95.2	77.5	10.7	281.2
Other	2.1	3.2	0.1	0.2	5.6
	$1,734.5	$1,621.5	$1,870.0	$178.9	$5,404.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,563.4	$1,443.2	$1,633.6	$111.3	$4,751.5
Goods and services transferred over time(2)	171.1	178.3	236.4	67.6	653.4
	$1,734.5	$1,621.5	$1,870.0	$178.9	$5,404.9

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,718.0	$3,110.1	$3,336.3	$—	$9,164.4
Used vehicle	2,101.8	1,727.2	2,242.0	224.2	6,295.2
Parts and service	749.2	706.1	915.2	375.0	2,745.5
Finance and insurance, net	351.8	369.4	293.5	16.2	1,030.9
Other	5.9	15.1	3.0	1.7	25.7
	$5,926.7	$5,927.9	$6,790.0	$617.1	$19,261.7

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,404.3	$5,389.2	$6,028.7	$376.0	$17,198.2
Goods and services transferred over time(2)	522.4	538.7	761.3	241.1	2,063.5
	$5,926.7	$5,927.9	$6,790.0	$617.1	$19,261.7

	Nine Months Ended September 30, 2020
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,424.0	$2,334.2	$2,533.4	$—	$7,291.6
Used vehicle	1,319.4	1,105.3	1,534.3	131.1	4,090.1
Parts and service	662.1	598.3	779.0	379.6	2,419.0
Finance and insurance, net	268.9	261.6	204.8	28.1	763.4
Other	29.6	9.5	0.1	1.6	40.8
	$4,704.0	$4,308.9	$5,051.6	$540.4	$14,604.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,218.0	$3,830.7	$4,387.4	$318.0	$12,754.1
Goods and services transferred over time(2)	486.0	478.2	664.2	222.4	1,850.8
	$4,704.0	$4,308.9	$5,051.6	$540.4	$14,604.9
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$92.9	$33.1	$44.0	$15.8

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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	September 30, 2021	December 31, 2020
Receivables from contracts with customers, net	$462.9	$595.0
Contract Asset (Current)	$31.0	$25.7
Contract Asset (Long-Term)	$10.1	$10.2
Contract Liability (Current)	$33.4	$32.5
Contract Liability (Long-Term)	$59.7	$56.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amounts included in contract liability at the beginning of the period	$7.9	$5.9	$24.8	$24.7
Performance obligations satisfied in previous periods	$5.2	$9.9	$16.3	$13.8

Other significant changes include contract assets reclassified to receivables of $24.6 million for the nine months ended September 30, 2021, and $24.4 million for the nine months ended September 30, 2020.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income from continuing operations	$361.7	$182.6	$986.1	$230.3
Loss from discontinued operations, net of income taxes	—	—	(0.2)	(0.2)
Net income	$361.7	$182.6	$985.9	$230.1

Basic weighted average common shares outstanding	69.9	88.3	77.3	88.8
Dilutive effect of stock options and unvested RSUs	0.8	0.6	0.8	0.2
Diluted weighted average common shares outstanding	70.7	88.9	78.1	89.0

Basic EPS amounts(1):
Continuing operations	$5.17	$2.07	$12.76	$2.59
Discontinued operations	$—	$—	$—	$—
Net income	$5.17	$2.07	$12.75	$2.59

Diluted EPS amounts(1):
Continuing operations	$5.12	$2.05	$12.63	$2.59
Discontinued operations	$—	$—	$—	$—
Net income	$5.12	$2.05	$12.62	$2.59

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Anti-dilutive equity instruments excluded from the computation of diluted EPS	—	1.4	—	2.3

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	September 30, 2021	December 31, 2020
Contracts-in-transit and vehicle receivables	$279.4	$445.8
Trade receivables	152.0	138.0
Manufacturer receivables	131.7	210.0
Other	68.3	55.1
	631.4	848.9
Less: allowances for expected credit losses	(3.3)	(3.7)
Receivables, net	$628.1	$845.2

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

5.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2021	December 31, 2020
New vehicles	$387.5	$1,761.9
Used vehicles	898.1	648.4
Parts, accessories, and other	211.0	188.2
Inventory	$1,496.6	$2,598.5

The components of vehicle floorplan payable are as follows:

	September 30, 2021	December 31, 2020
Vehicle floorplan payable - trade	$466.4	$1,541.7
Vehicle floorplan payable - non-trade	782.0	1,218.2
Vehicle floorplan payable	$1,248.4	$2,759.9
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the nine months ended September 30, 2021, and 2.0% for the nine months ended September 30, 2020. At September 30, 2021, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $0.7 billion had been borrowed.
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% for the nine months ended September 30, 2021, and 2.4% for the nine months ended September 30, 2020. At September 30, 2021, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $562.0 million, of which $528.5 million had been borrowed. The remaining borrowing capacity of $33.5 million was limited to $0.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2021	December 31, 2020
Goodwill	$1,224.0	$1,185.0

Franchise rights - indefinite-lived	$575.3	$509.0
Other intangibles	19.5	19.6
	594.8	528.6
Less: accumulated amortization	(7.7)	(7.1)
Other intangible assets, net	$587.1	$521.5
See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

7.LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2021	December 31, 2020
3.35% Senior Notes	January 15, 2021	January 15 and July 15	$—	$300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	—
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2040		153.3	116.6
			2,703.3	2,116.6
Less: unamortized debt discounts and debt issuance costs			(23.0)	(14.8)
Less: current maturities			(7.2)	(309.2)
Long-term debt, net of current maturities			$2,673.1	$1,792.6
Senior Unsecured Notes and Credit Agreement
On July 29, 2021, we issued $400.0 million aggregate principal amount of 1.95% Senior Notes due 2028 and $450.0 million aggregate principal amount of 2.4% Senior Notes due 2031, which were sold at 99.805% and 99.735% of the aggregate principal amount, respectively. In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The interest rates payable on our 3.5% Senior Notes, 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2021, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.7 million at September 30, 2021, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at September 30, 2021.
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
Other Long-Term Debt
At September 30, 2021, we had finance leases and other debt obligations of $153.3 million, which are due at various dates through 2040.
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
We had no commercial paper notes outstanding at September 30, 2021 and no commercial paper notes outstanding at December 31, 2020.

8.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $12.5 million at September 30, 2021, and $13.3 million at December 31, 2020.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Shares repurchased	7.9	—	19.2	2.5
Aggregate purchase price	$879.2	$—	$1,921.4	$80.0
Average purchase price per share	$111.96	$—	$100.13	$31.95

As of September 30, 2021, $276.3 million remained available for share repurchases under the program. In October 2021, our Board of Directors increased the share repurchase authorization by $1.0 billion.
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
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Shares issued	0.3	0.6	0.8	0.7
Proceeds from the exercise of stock options	$13.6	$30.5	$42.6	$31.5
Average exercise price per share	$54.27	$48.86	$51.80	$46.37

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2021	2020	2021	2020
Shares issued	13,610	10,896	652,802	512,917
Shares surrendered to AutoNation to satisfy tax withholding obligations	6,318	4,288	230,451	190,888

10.ACQUISITIONS AND DIVESTITURES
During the nine months ended September 30, 2021, we purchased 11 stores and 1 collision center operating in Hilton Head and Columbia, South Carolina, and Savannah, Georgia. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for this business combination is preliminary and subject to final adjustments. We did not purchase any stores during the nine months ended September 30, 2020.
The acquisition that occurred during the nine months ended September 30, 2021, was not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire nine month periods ended September 30, 2021 and 2020, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We divested two stores and three collision centers during the nine months ended September 30, 2021. We divested one store and terminated one franchise during the nine months ended September 30, 2020.
In October 2021, we announced that we have entered into an agreement to acquire Priority 1 Automotive Group in Maryland. As previously disclosed, we have also entered into an agreement to sell up to 17 collision centers. These transactions remain subject to customary closing conditions and are expected to close in the fourth quarter of 2021.

11.CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$72.0	$569.6
Restricted cash included in Other Current Assets	0.1	0.1
Total cash, cash equivalents, and restricted cash	$72.1	$569.7
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $14.5 million at September 30, 2021, and $8.1 million at September 30, 2020. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing arrangements of $0.9 million during the nine months ended September 30, 2020.

	Nine Months Ended September 30,
	2021	2020
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$5.7	$26.4
Finance lease liabilities	$63.3	$34.0
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $71.1 million during the nine months ended September 30, 2021, and $108.7 million during the nine months ended September 30, 2020. We made income tax payments, net of income tax refunds, of $331.5 million during the nine months ended September 30, 2021, and $116.0 million during the nine months ended September 30, 2020.

12.FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
•Investments in Equity Securities: In the first quarter of 2021, we sold the remaining shares of our Vroom equity investment for total proceeds of $109.4 million. Our remaining investments in equity securities consist of equity securities that do not have readily determinable fair values. We elected to measure these investments using the measurement alternative as permitted by accounting standards and recorded the equity interests at cost, to be subsequently adjusted for observable price changes. During the second quarter of 2021, we identified an observable transaction for the issuance of similar equity securities of the same issuer and we recorded an upward adjustment to our equity investment of $3.4 million based on the observable price change. As of September 30, 2021, the carrying amount of our equity investments was $56.7 million. We have not recorded any impairments or downward adjustments to the carrying amount of our equity investments as of September 30, 2021. Investments in equity securities are reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income, Net (non-operating) in the Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
The following is information on gains recognized during the nine months ended September 30, 2021 and 2020, related to equity investments:

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

•Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	September 30, 2021	December 31, 2020
Carrying value	$2,680.3	$2,101.8
Fair value	$2,885.4	$2,341.1

Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets held for sale are assessed each reporting

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s fair value less cost to sell (increase or decrease) is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale.
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2021 and 2020:

	2021		2020
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$—	$—	$457.5	$(318.3)
Franchise rights and other	$—	$—	$26.2	$(59.9)
Equity investment	$53.4	$3.4	$—	$—
Right-of-use assets	$—	$(0.1)	$5.0	$(2.0)
Long-lived assets held and used	$10.4	$(3.1)	$1.8	$(6.9)
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the nine months ended September 30, 2020, we also recorded non-cash impairment charges of $2.4 million to reduce the carrying value of certain finite-lived intangible assets to estimated fair value, which are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
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
We had assets held for sale in continuing operations of $61.6 million as of September 30, 2021, and $25.5 million as of December 31, 2020, primarily related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $1.1 million as of September 30, 2021, and $8.0 million as of December 31, 2020, related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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

13.COMMITMENTS AND CONTINGENCIES
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
As of September 30, 2021 and 2020, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $9 million at September 30, 2021. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2021. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2021, surety bonds, letters of credit, and cash deposits totaled $101.8 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

14.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2021, approximately 64% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles sold during the nine months ended September 30, 2021, are manufactured by Toyota (including Lexus), Honda, General Motors, Ford, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We had receivables from manufacturers or distributors of $131.7 million at September 30, 2021, and $210.0 million at December 31, 2020. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2021, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

15.SEGMENT INFORMATION
At September 30, 2021 and 2020, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,955.2	$1,983.3	$2,218.0	$5,926.7	$5,927.9	$6,790.0
Segment income (1)	$149.1	$200.7	$206.1	$436.6	$530.3	$590.3

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,734.5	$1,621.5	$1,870.0	$4,704.0	$4,308.9	$5,051.6
Segment income (1)	$111.9	$123.5	$143.9	$248.1	$277.7	$313.3

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total segment income for reportable segments	$555.9	$379.3	$1,557.2	$839.1
Corporate and other	(57.5)	(118.7)	(207.7)	(638.2)
Other interest expense	(24.1)	(23.6)	(66.2)	(70.3)
Other income (loss), net	(0.8)	6.5	19.1	218.2
Income from continuing operations before income taxes	$473.5	$243.5	$1,302.4	$348.8

16.EXIT OR DISPOSAL COST OBLIGATIONS
On August 17, 2020, we determined to close our aftermarket collision parts (“ACP”) business by the end of 2020. In connection with the closing of the ACP business, we incurred total charges of $36.7 million in 2020, including $36.5 million incurred during the three months ended September 30, 2020, as follows:

Cost Associated with Exit Activity	Total Costs Incurred	Costs Incurred Three Months Ended September 30, 2020	Statement of Operations Line Item
Inventory valuation adjustment	$17.6	$20.6	Parts and service cost of sales
Contract termination charges	3.2	7.3	Other (income) expense, net (operating)
Other associated closing costs	2.6	—	Selling, general, and administrative expenses
Accelerated depreciation	3.9	2.9	Depreciation and amortization
Accelerated amortization	3.2	2.1	Selling, general, and administrative expenses
Asset impairment charges	5.1	2.8	Other (income) expense, net (operating)
Involuntary termination benefits	1.1	0.8	Selling, general, and administrative expenses
	$36.7	$36.5
Charges incurred are reflected as part of the "Corporate and other" category of our segment information.
The following is a rollforward of liability balances for exit or disposal cost obligations associated with the closing of the ACP business.

	Contract Termination Charges	Other Associated Closing Costs	Involuntary Termination Benefits	Total
Balance at December 31, 2020	$0.2	$2.4	$0.8	$3.4
Costs incurred	—	—	—	—
Costs paid or otherwise settled	(0.2)	(2.4)	(0.7)	(3.3)
Balance at September 30, 2021	$—	$—	$0.1	$0.1

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2021, we owned and operated 331 new vehicle franchises from 239 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold during the nine months ended September 30, 2021, are manufactured by Toyota (including Lexus), Honda, General Motors, Ford, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of September 30, 2021, we also owned and operated 72 AutoNation-branded collision centers, 7 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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
At September 30, 2021, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2021, new vehicle sales accounted for 48% of our total revenue and 23% of our total gross profit. Used vehicle sales accounted for 33% of our total revenue and 14% of our total gross profit. Our parts and service operations, while comprising 14% of our total revenue, contributed 34% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 28% of our total gross profit.

Market Conditions
In the third quarter of 2021, U.S. industry retail new vehicle unit sales decreased 14% as compared to the third quarter of 2020, primarily as a result of the limited supply of new vehicles to sell. During 2021, the demand for vehicles has been strong and exceeded supply. While market demand for new and used vehicles remains high primarily due to low interest rates and a consumer desire for personal transportation, there continues to be a shortage of available new vehicles for sale driven largely by certain component shortages in the manufacturers’ supply chains. This demand and supply imbalance has resulted in higher levels of profitability for available new and used vehicles. The reduced levels of new vehicle availability is currently expected to continue well into 2022; however, there is still significant uncertainty as to when new vehicle availability will improve, as well as duration and/or degree of the higher levels of profitability being realized during this time.
Results of Operations
During the three months ended September 30, 2021, we had net income from continuing operations of $361.7 million and diluted earnings per share of $5.12, as compared to net income from continuing operations of $182.6 million and diluted earnings per share of $2.05 during the same period in 2020.
Our total gross profit increased 30.9% during the third quarter of 2021 compared to the third quarter of 2020, driven by increases in new vehicle gross profit of 91.1%, used vehicle gross profit of 20.5%, finance and insurance gross profit of 24.1%, and parts and service gross profit of 13.2%, each as compared to the third quarter of 2020. New and used vehicle gross profit benefited from an increase in gross profit per vehicle retailed (“PVR”) resulting from strong demand and historically low new vehicle inventory levels due to certain component shortages in the manufacturers’ supply chains. Used vehicle gross profit also benefited from an increase in used vehicle unit volume. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR and the increase in used vehicle unit volume. Parts and service gross profit benefited primarily from increases in gross profit from customer-pay service, wholesale parts sales, and collision business due to increases in repair order volume, which was adversely impacted by the COVID-19 pandemic in the prior year.
SG&A expenses increased largely due to performance-driven increases in compensation expense. With improvements in gross profit and our continued focus on cost control, SG&A expenses as a percentage of gross profit decreased to 56.9% during the three months ended September 30, 2021, from 66.0% in the same period in 2020.
Net income from continuing operations during the three months ended September 30, 2020, was adversely impacted by $27.7 million of after-tax charges in connection with the closure of our aftermarket collision parts (“ACP”) business.
Chief Executive Officer Transition
On September 9, 2021, our Board of Directors appointed Mike Manley as Chief Executive Officer and as a member of the Board of Directors, effective as of November 1, 2021. Mr. Manley, age 57, has served since January 2021 as Head of Americas and as a member of the Group Executive Council for Stellantis N.V., one of the largest automotive original equipment manufacturers in the world. Mr. Manley also previously served as Chief Executive Officer of Fiat Chrysler Automobiles N.V. (“FCA”), a predecessor to Stellantis N.V. Prior to becoming FCA’s Chief Executive Officer, he served in a number of management-level roles with increasing responsibility overseeing various aspects of FCA’s operations.
Michael J. Jackson, the current Chief Executive Officer of the Company and a member of the Board, will retire from both roles, effective November 1, 2021, in accordance with the terms of his employment agreement with the Company.
Strategic Initiatives
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We opened one AutoNation USA store in each of the second and third quarters of 2021 and one store in October 2021. We expect to open two additional new stores before the end of 2021 and 12 additional new stores in 2022. We anticipate that the initial capital investment will be approximately $10 million to $11 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at September 30, 2021 and 2020, were 8,041 and 40,615, respectively. By historical standards, our inventory unit levels were significantly lower at September 30, 2021, driven by strong demand and the component shortages in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at September 30, 2021, or at December 31, 2020.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $2.8 million at September 30, 2021, and $3.4 million at December 31, 2020.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $5.7 million at September 30, 2021, and $6.5 million at December 31, 2020.

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
As of September 30, 2021, we have $228.7 million of goodwill related to the Domestic reporting unit, $517.9 million related to the Import reporting unit, and $477.4 million related to the Premium Luxury reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2021, and no impairment charges resulted from these quantitative tests. The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2021, no impairment would have resulted. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,753.8	$2,748.4	$5.4	0.2	$9,164.4	$7,291.6	$1,872.8	25.7
Retail used vehicle	2,158.2	1,421.0	737.2	51.9	5,888.1	3,845.5	2,042.6	53.1
Wholesale	165.0	95.9	69.1	72.1	407.1	244.6	162.5	66.4
Used vehicle	2,323.2	1,516.9	806.3	53.2	6,295.2	4,090.1	2,205.1	53.9
Finance and insurance, net	348.9	281.2	67.7	24.1	1,030.9	763.4	267.5	35.0
Total variable operations(1)	5,425.9	4,546.5	879.4	19.3	16,490.5	12,145.1	4,345.4	35.8
Parts and service	943.7	852.8	90.9	10.7	2,745.5	2,419.0	326.5	13.5
Other	9.9	5.6	4.3		25.7	40.8	(15.1)
Total revenue	$6,379.5	$5,404.9	$974.6	18.0	$19,261.7	$14,604.9	$4,656.8	31.9
Gross profit:
New vehicle	$319.6	$167.2	$152.4	91.1	$830.1	$383.2	$446.9	116.6
Retail used vehicle	163.1	128.8	34.3	26.6	468.7	318.1	150.6	47.3
Wholesale	13.9	18.1	(4.2)		51.2	36.8	14.4
Used vehicle	177.0	146.9	30.1	20.5	519.9	354.9	165.0	46.5
Finance and insurance	348.9	281.2	67.7	24.1	1,030.9	763.4	267.5	35.0
Total variable operations(1)	845.5	595.3	250.2	42.0	2,380.9	1,501.5	879.4	58.6
Parts and service	424.8	375.2	49.6	13.2	1,246.3	1,075.4	170.9	15.9
Other	1.6	1.0	0.6		3.8	2.8	1.0
Total gross profit	1,271.9	971.5	300.4	30.9	3,631.0	2,579.7	1,051.3	40.8
Selling, general, and administrative expenses	723.7	641.4	(82.3)	(12.8)	2,120.5	1,790.0	(330.5)	(18.5)
Depreciation and amortization	47.6	51.8	4.2		143.4	149.0	5.6
Goodwill impairment	—	—	—		—	318.3	318.3
Franchise rights impairment	—	—	—		—	57.5	57.5
Other (income) expense, net	(2.7)	6.6	9.3		(3.3)	11.1	14.4
Operating income	503.3	271.7	231.6	85.2	1,370.4	253.8	1,116.6	440.0
Non-operating income (expense) items:
Floorplan interest expense	(4.9)	(11.1)	6.2		(20.9)	(52.9)	32.0
Other interest expense	(24.1)	(23.6)	(0.5)		(66.2)	(70.3)	4.1
Other income (loss), net	(0.8)	6.5	(7.3)		19.1	218.2	(199.1)
Income from continuing operations before income taxes	$473.5	$243.5	$230.0	94.5	$1,302.4	$348.8	$953.6	273.4
Retail vehicle unit sales:
New vehicle	58,277	65,998	(7,721)	(11.7)	204,802	177,250	27,552	15.5
Used vehicle	77,553	64,587	12,966	20.1	229,922	179,656	50,266	28.0
	135,830	130,585	5,245	4.0	434,724	356,906	77,818	21.8
Revenue per vehicle retailed:
New vehicle	$47,254	$41,644	$5,610	13.5	$44,748	$41,137	$3,611	8.8
Used vehicle	$27,829	$22,001	$5,828	26.5	$25,609	$21,405	$4,204	19.6
Gross profit per vehicle retailed:
New vehicle	$5,484	$2,533	$2,951	116.5	$4,053	$2,162	$1,891	87.5
Used vehicle	$2,103	$1,994	$109	5.5	$2,039	$1,771	$268	15.1
Finance and insurance	$2,569	$2,153	$416	19.3	$2,371	$2,139	$232	10.8
Total variable operations(2)	$6,122	$4,420	$1,702	38.5	$5,359	$4,104	$1,255	30.6

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021 (%)	2020 (%)	2021 (%)	2020 (%)
Revenue mix percentages:
New vehicle	43.2	50.9	47.6	49.9
Used vehicle	36.4	28.1	32.7	28.0
Parts and service	14.8	15.8	14.3	16.6
Finance and insurance, net	5.5	5.2	5.4	5.2
Other	0.1	—	—	0.3
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	25.1	17.2	22.9	14.9
Used vehicle	13.9	15.1	14.3	13.8
Parts and service	33.4	38.6	34.3	41.7
Finance and insurance	27.4	28.9	28.4	29.6
Other	0.2	0.2	0.1	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	11.6	6.1	9.1	5.3
Used vehicle - retail	7.6	9.1	8.0	8.3
Parts and service	45.0	44.0	45.4	44.5
Total	19.9	18.0	18.9	17.7
Selling, general, and administrative expenses	11.3	11.9	11.0	12.3
Operating income	7.9	5.0	7.1	1.7
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	56.9	66.0	58.4	69.4
Operating income	39.6	28.0	37.7	9.8

	September 30,
	2021	2020
Inventory days supply:
New vehicle (industry standard of selling days)	10 days	43 days
Used vehicle (trailing calendar month days)	35 days	39 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,753.8	$2,743.2	$10.6	0.4	$9,156.7	$7,278.0	$1,878.7	25.8
Retail used vehicle	2,146.6	1,418.3	728.3	51.4	5,867.2	3,837.2	2,030.0	52.9
Wholesale	164.6	95.7	68.9	72.0	406.3	244.1	162.2	66.4
Used vehicle	2,311.2	1,514.0	797.2	52.7	6,273.5	4,081.3	2,192.2	53.7
Finance and insurance, net	348.3	280.8	67.5	24.0	1,029.3	762.0	267.3	35.1
Total variable operations(1)	5,413.3	4,538.0	875.3	19.3	16,459.5	12,121.3	4,338.2	35.8
Parts and service	942.4	836.9	105.5	12.6	2,740.8	2,364.6	376.2	15.9
Other	10.0	5.4	4.6		25.8	40.4	(14.6)
Total revenue	$6,365.7	$5,380.3	$985.4	18.3	$19,226.1	$14,526.3	$4,699.8	32.4
Gross profit:
New vehicle	$319.6	$166.9	$152.7	91.5	$829.5	$382.7	$446.8	116.7
Retail used vehicle	162.2	128.5	33.7	26.2	466.9	317.7	149.2	47.0
Wholesale	13.9	18.1	(4.2)		51.2	36.8	14.4
Used vehicle	176.1	146.6	29.5	20.1	518.1	354.5	163.6	46.1
Finance and insurance	348.3	280.8	67.5	24.0	1,029.3	762.0	267.3	35.1
Total variable operations(1)	844.0	594.3	249.7	42.0	2,376.9	1,499.2	877.7	58.5
Parts and service	424.3	391.5	32.8	8.4	1,244.4	1,084.2	160.2	14.8
Other	1.4	0.7	0.7		3.7	2.3	1.4
Total gross profit	$1,269.7	$986.5	$283.2	28.7	$3,625.0	$2,585.7	$1,039.3	40.2
Retail vehicle unit sales:
New vehicle	58,276	65,838	(7,562)	(11.5)	204,569	176,796	27,773	15.7
Used vehicle	77,073	64,393	12,680	19.7	228,944	179,051	49,893	27.9
	135,349	130,231	5,118	3.9	433,513	355,847	77,666	21.8
Revenue per vehicle retailed:
New vehicle	$47,254	$41,666	$5,588	13.4	$44,761	$41,166	$3,595	8.7
Used vehicle	$27,852	$22,026	$5,826	26.5	$25,627	$21,431	$4,196	19.6
Gross profit per vehicle retailed:
New vehicle	$5,484	$2,535	$2,949	116.3	$4,055	$2,165	$1,890	87.3
Used vehicle	$2,104	$1,996	$108	5.4	$2,039	$1,774	$265	14.9
Finance and insurance	$2,573	$2,156	$417	19.3	$2,374	$2,141	$233	10.9
Total variable operations(2)	$6,133	$4,424	$1,709	38.6	$5,365	$4,110	$1,255	30.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021 (%)	2020 (%)	2021 (%)	2020 (%)
Revenue mix percentages:
New vehicle	43.3	51.0	47.6	50.1
Used vehicle	36.3	28.1	32.6	28.1
Parts and service	14.8	15.6	14.3	16.3
Finance and insurance, net	5.5	5.2	5.4	5.2
Other	0.1	0.1	0.1	0.3
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	25.2	16.9	22.9	14.8
Used vehicle	13.9	14.9	14.3	13.7
Parts and service	33.4	39.7	34.3	41.9
Finance and insurance	27.4	28.5	28.4	29.5
Other	0.1	—	0.1	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	11.6	6.1	9.1	5.3
Used vehicle - retail	7.6	9.1	8.0	8.3
Parts and service	45.0	46.8	45.4	45.9
Total	19.9	18.3	18.9	17.8

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,753.8	$2,748.4	$5.4	0.2	$9,164.4	$7,291.6	$1,872.8	25.7
Gross profit	$319.6	$167.2	$152.4	91.1	$830.1	$383.2	$446.9	116.6
Retail vehicle unit sales	58,277	65,998	(7,721)	(11.7)	204,802	177,250	27,552	15.5
Revenue per vehicle retailed	$47,254	$41,644	$5,610	13.5	$44,748	$41,137	$3,611	8.8
Gross profit per vehicle retailed	$5,484	$2,533	$2,951	116.5	$4,053	$2,162	$1,891	87.5
Gross profit as a percentage of revenue	11.6%	6.1%			9.1%	5.3%
Inventory days supply (industry standard of selling days)	10 days	43 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,753.8	$2,743.2	$10.6	0.4	$9,156.7	$7,278.0	$1,878.7	25.8
Gross profit	$319.6	$166.9	$152.7	91.5	$829.5	$382.7	$446.8	116.7
Retail vehicle unit sales	58,276	65,838	(7,562)	(11.5)	204,569	176,796	27,773	15.7
Revenue per vehicle retailed	$47,254	$41,666	$5,588	13.4	$44,761	$41,166	$3,595	8.7
Gross profit per vehicle retailed	$5,484	$2,535	$2,949	116.3	$4,055	$2,165	$1,890	87.3
Gross profit as a percentage of revenue	11.6%	6.1%			9.1%	5.3%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $5.2 million in new vehicle revenue and $0.3 million in new vehicle gross profit for the three months ended September 30, 2020, and $7.7 million and $13.6 million in new vehicle revenue and $0.6 million and $0.5 million in new vehicle gross profit for the nine months ended September 30, 2021 and 2020, respectively, is related to divestiture activity.
Third Quarter 2021 compared to Third Quarter 2020
Same store new vehicle revenue increased during the three months ended September 30, 2021, as compared to the same period in 2020, due to an increase in same store revenue PVR, largely offset by a decrease in same store unit volume. The decrease in same store unit volume was primarily due to historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to strong demand and reduced availability of new vehicle inventory.
First Nine Months 2021 compared to First Nine Months 2020
Same store new vehicle revenue increased during the nine months ended September 30, 2021, as compared to the same period in 2020, due to increases in same store unit volume and same store revenue PVR. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Same store unit volume in the current year benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to strong demand and reduced availability of new vehicle inventory.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2021	2020	Variance	2021	2020	Variance
Floorplan assistance	$27.1	$28.9	$(1.8)	$93.9	$77.1	$16.8
New vehicle floorplan interest expense	(3.8)	(10.4)	6.6	(18.7)	(47.6)	28.9
Net new vehicle inventory carrying benefit	$23.3	$18.5	$4.8	$75.2	$29.5	$45.7
Third Quarter 2021 compared to Third Quarter 2020
The net new vehicle inventory carrying benefit increased during the three months ended September 30, 2021, as compared to the same period in 2020, due to a decrease in floorplan interest expense, partially offset by a decrease in floorplan assistance. Floorplan interest expense decreased primarily due to lower average floorplan balances. Floorplan assistance decreased primarily due to a decrease in unit volume partially offset by an increase in the average floorplan assistance rate per unit.
First Nine Months 2021 compared to First Nine Months 2020
The net new vehicle inventory carrying benefit increased during the nine months ended September 30, 2021, as compared to the same period in 2020, due to a decrease in floorplan interest expense and an increase in floorplan assistance. Floorplan interest expense decreased due to lower average floorplan balances and lower average interest rates. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Floorplan assistance increased due to increases in unit volume and the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$2,158.2	$1,421.0	$737.2	51.9	$5,888.1	$3,845.5	$2,042.6	53.1
Wholesale revenue	165.0	95.9	69.1	72.1	407.1	244.6	162.5	66.4
Total revenue	$2,323.2	$1,516.9	$806.3	53.2	$6,295.2	$4,090.1	$2,205.1	53.9
Retail gross profit	$163.1	$128.8	$34.3	26.6	$468.7	$318.1	$150.6	47.3
Wholesale gross profit	13.9	18.1	(4.2)		51.2	36.8	14.4
Total gross profit	$177.0	$146.9	$30.1	20.5	$519.9	$354.9	$165.0	46.5
Retail vehicle unit sales	77,553	64,587	12,966	20.1	229,922	179,656	50,266	28.0
Revenue per vehicle retailed	$27,829	$22,001	$5,828	26.5	$25,609	$21,405	$4,204	19.6
Gross profit per vehicle retailed	$2,103	$1,994	$109	5.5	$2,039	$1,771	$268	15.1
Retail gross profit as a percentage of retail revenue	7.6%	9.1%			8.0%	8.3%
Inventory days supply (trailing calendar month days)	35 days	39 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$2,146.6	$1,418.3	$728.3	51.4	$5,867.2	$3,837.2	$2,030.0	52.9
Wholesale revenue	164.6	95.7	68.9	72.0	406.3	244.1	162.2	66.4
Total revenue	$2,311.2	$1,514.0	$797.2	52.7	$6,273.5	$4,081.3	$2,192.2	53.7
Retail gross profit	$162.2	$128.5	$33.7	26.2	$466.9	$317.7	$149.2	47.0
Wholesale gross profit	13.9	18.1	(4.2)		51.2	36.8	14.4
Total gross profit	$176.1	$146.6	$29.5	20.1	$518.1	$354.5	$163.6	46.1
Retail vehicle unit sales	77,073	64,393	12,680	19.7	228,944	179,051	49,893	27.9
Revenue per vehicle retailed	$27,852	$22,026	$5,826	26.5	$25,627	$21,431	$4,196	19.6
Gross profit per vehicle retailed	$2,104	$1,996	$108	5.4	$2,039	$1,774	$265	14.9
Retail gross profit as a percentage of retail revenue	7.6%	9.1%			8.0%	8.3%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $12.0 million and $21.7 million in total used vehicle revenue and $0.9 million and $1.8 million in total used vehicle gross profit for the three and nine months ended September 30, 2021, respectively, is related to divestiture activity and the opening of new AutoNation USA stores. The difference between reported amounts and same store amounts in the above tables of $2.9 million and $8.8 million in total used vehicle revenue and $0.3 million and $0.4 million in total used vehicle gross profit for the three and nine months ended September 30, 2020, respectively, is related to divestiture activity.
Third Quarter 2021 compared to Third Quarter 2020
Same store retail used vehicle revenue increased during the three months ended September 30, 2021, as compared to the same period in 2020, due to increases in same store revenue PVR and same store unit volume. The increase in same store unit volume was primarily due to an increase in market demand due in part to decreased availability of new vehicles.
Same store revenue PVR and gross profit PVR both increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increased demand for used vehicles and reduced availability of new vehicle inventory. In addition, same store gross profit PVR benefited from a shift in mix to trade-ins and used vehicles acquired through our “We’ll Buy Your Car” program, which both have relatively higher average gross profit PVR.

First Nine Months 2021 compared to First Nine Months 2020
Same store retail used vehicle revenue increased during the nine months ended September 30, 2021, as compared to the same period in 2020 due to increases in same store unit volume and same store revenue PVR. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Market demand for used vehicles in the current year continued to increase due in part to decreased availability of new vehicles.
Same store revenue PVR and gross profit PVR both increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increased demand for used vehicles and reduced availability of new vehicle inventory. In addition, same store gross profit PVR benefited from a shift in mix to trade-ins and used vehicles acquired through our “We’ll Buy Your Car” program, which both have relatively higher average gross profit PVR.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$943.7	$852.8	$90.9	10.7	$2,745.5	$2,419.0	$326.5	13.5
Gross Profit	$424.8	$375.2	$49.6	13.2	$1,246.3	$1,075.4	$170.9	15.9
Gross profit as a percentage of revenue	45.0%	44.0%			45.4%	44.5%
Same Store:
Revenue	$942.4	$836.9	$105.5	12.6	$2,740.8	$2,364.6	$376.2	15.9
Gross Profit	$424.3	$391.5	$32.8	8.4	$1,244.4	$1,084.2	$160.2	14.8
Gross profit as a percentage of revenue	45.0%	46.8%			45.4%	45.9%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $1.3 million and $4.7 million in parts and service revenue and $0.5 million and $1.9 million in parts and service gross profit for the three and nine months ended September 30, 2021, respectively, is related to divestiture activity and the opening of new AutoNation USA stores. The difference between reported amounts and same store amounts in the above tables of $15.9 million and $54.4 million in parts and service revenue and $16.3 million and $8.8 million in parts and service gross profit for the three and nine months ended September 30, 2020, respectively, is due to the closure of our ACP business and other divestiture activity.
Third Quarter 2021 compared to Third Quarter 2020
During the three months ended September 30, 2021, same store parts and service gross profit increased compared to the same period in 2020, primarily due to increases in gross profit associated with customer-pay service of $20.6 million, wholesale parts sales of $8.2 million, collision business of $6.3 million, and the preparation of vehicles for sale of $4.3 million, partially offset by a decrease in gross profit associated with warranty service of $12.1 million.
Gross profit associated with customer-pay service and collision business both benefited from an increase in repair order volume compared to the prior year, which was adversely impacted by the COVID-19 pandemic. Gross profit associated with customer-pay service and the preparation of vehicles for sale also benefited from higher value repair orders. Gross profit associated with wholesale parts sales benefited from an increase in volume. Gross profit associated with manufacturer warranty service was adversely impacted by a decrease in repair order volume, partially driven by a decline in units in our primary service base as a result of lower new vehicle unit sales in the current and prior year. To the extent that units in our primary service base continue to decline, we believe that gross profit associated with manufacturer warranty service will continue to be adversely impacted.
First Nine Months 2021 compared to First Nine Months 2020
During the nine months ended September 30, 2021, same store parts and service gross profit increased compared to the same period in 2020, primarily due to increases in gross profit associated with customer-pay service of $71.6 million, the preparation of vehicles for sale of $43.9 million, and wholesale parts sales of $18.4 million, as well as smaller increases in gross profit associated with service work outsourced to third parties and collision business, partially offset by a decrease in gross profit associated with warranty service of $13.4 million.
Gross profit associated with customer-pay service and the preparation of vehicles for sale both benefited from an increase in repair order volume compared to the prior year, which was adversely impacted by the COVID-19 pandemic, as well as improved margin performance and higher value repair orders. Gross profit associated with wholesale parts sales benefited from an increase in volume. Gross profit associated with manufacturer warranty service was adversely impacted by a decrease in repair order volume, partially driven by a decline in units in our primary service base as a result of lower new vehicle unit sales in the current and prior year.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$348.9	$281.2	$67.7	24.1	$1,030.9	$763.4	$267.5	35.0
Gross profit per vehicle retailed	$2,569	$2,153	$416	19.3	$2,371	$2,139	$232	10.8
Same Store:
Revenue and gross profit	$348.3	$280.8	$67.5	24.0	$1,029.3	$762.0	$267.3	35.1
Gross profit per vehicle retailed	$2,573	$2,156	$417	19.3	$2,374	$2,141	$233	10.9
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $0.6 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, is related to divestiture activity and the opening of new AutoNation USA stores. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $0.4 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, is related to divestiture activity.
Third Quarter 2021 compared to Third Quarter 2020
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2021, as compared to the same period in 2020, due to increases in finance and insurance gross profit PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in gross profit per transaction associated with arranging customer financing and amounts financed per transaction.
First Nine Months 2021 compared to First Nine Months 2020
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2021, as compared to the same period in 2020, due to increases in vehicle unit volume and finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts, including our AutoNation Vehicle Protection Plan product, and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in gross profit per transaction associated with arranging customer financing and amounts financed per transaction.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income (loss), respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,955.2	$1,734.5	$220.7	12.7	$5,926.7	$4,704.0	$1,222.7	26.0
Import	1,983.3	1,621.5	361.8	22.3	5,927.9	4,308.9	1,619.0	37.6
Premium Luxury	2,218.0	1,870.0	348.0	18.6	6,790.0	5,051.6	1,738.4	34.4
Total	6,156.5	5,226.0	930.5	17.8	18,644.6	14,064.5	4,580.1	32.6
Corporate and other	223.0	178.9	44.1	24.7	617.1	540.4	76.7	14.2
Total consolidated revenue	$6,379.5	$5,404.9	$974.6	18.0	$19,261.7	$14,604.9	$4,656.8	31.9
Segment income(1):
Domestic	$149.1	$111.9	$37.2	33.2	$436.6	$248.1	$188.5	76.0
Import	200.7	123.5	77.2	62.5	530.3	277.7	252.6	91.0
Premium Luxury	206.1	143.9	62.2	43.2	590.3	313.3	277.0	88.4
Total	555.9	379.3	176.6	46.6	1,557.2	839.1	718.1	85.6
Corporate and other	(57.5)	(118.7)	61.2		(207.7)	(638.2)	430.5
Floorplan interest expense	4.9	11.1	6.2		20.9	52.9	32.0
Operating income	$503.3	$271.7	$231.6	85.2	$1,370.4	$253.8	$1,116.6	440.0

Retail new vehicle unit sales:
Domestic	15,878	21,620	(5,742)	(26.6)	59,006	57,995	1,011	1.7
Import	27,968	29,356	(1,388)	(4.7)	94,947	78,248	16,699	21.3
Premium Luxury	14,431	15,022	(591)	(3.9)	50,849	41,007	9,842	24.0
	58,277	65,998	(7,721)	(11.7)	204,802	177,250	27,552	15.5

Retail used vehicle unit sales:
Domestic	26,989	22,095	4,894	22.1	79,524	63,025	16,499	26.2
Import	26,450	22,281	4,169	18.7	78,679	61,414	17,265	28.1
Premium Luxury	21,031	18,075	2,956	16.4	62,935	49,013	13,922	28.4
	74,470	62,451	12,019	19.2	221,138	173,452	47,686	27.5

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$791.3	$923.4	$(132.1)	(14.3)	$2,718.0	$2,424.0	$294.0	12.1
Used vehicle	789.0	478.0	311.0	65.1	2,101.8	1,319.4	782.4	59.3
Parts and service	257.2	233.2	24.0	10.3	749.2	662.1	87.1	13.2
Finance and insurance, net	116.7	97.8	18.9	19.3	351.8	268.9	82.9	30.8
Other	1.0	2.1	(1.1)		5.9	29.6	(23.7)
Total Revenue	$1,955.2	$1,734.5	$220.7	12.7	$5,926.7	$4,704.0	$1,222.7	26.0
Segment income	$149.1	$111.9	$37.2	33.2	$436.6	$248.1	$188.5	76.0
Retail new vehicle unit sales	15,878	21,620	(5,742)	(26.6)	59,006	57,995	1,011	1.7
Retail used vehicle unit sales	26,989	22,095	4,894	22.1	79,524	63,025	16,499	26.2
Third Quarter 2021 compared to Third Quarter 2020
Domestic revenue increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in used vehicle unit volume and new and used vehicle revenue PVR, partially offset by a decrease in new vehicle unit volume. Used vehicle unit volume and new and used vehicle revenue PVR benefited from an increase in customer demand and historically low new vehicle inventory levels due to manufacturer supply shortages, which also negatively impacted new vehicle unit volume.
Domestic segment income increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from an increase in finance and insurance gross profit PVR. Domestic segment income also benefited from an increase in parts and service gross profit associated with customer-pay service and wholesale parts sales driven by increased volume. Increases to Domestic segment income were partially offset by an increase in performance-driven SG&A expenses.
First Nine Months 2021 compared to First Nine Months 2020
Domestic revenue increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle revenue PVR and new and used vehicle unit volume. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low new vehicle inventory levels due to manufacturer supply shortages.
Domestic segment income increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from an increase in finance and insurance gross profit PVR and higher unit volume. Increases to Domestic segment income were partially offset by an increase in performance-driven SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$967.9	$887.7	$80.2	9.0	$3,110.1	$2,334.2	$775.9	33.2
Used vehicle	638.0	415.0	223.0	53.7	1,727.2	1,105.3	621.9	56.3
Parts and service	243.5	220.4	23.1	10.5	706.1	598.3	107.8	18.0
Finance and insurance, net	127.1	95.2	31.9	33.5	369.4	261.6	107.8	41.2
Other	6.8	3.2	3.6		15.1	9.5	5.6
Total Revenue	$1,983.3	$1,621.5	$361.8	22.3	$5,927.9	$4,308.9	$1,619.0	37.6
Segment income	$200.7	$123.5	$77.2	62.5	$530.3	$277.7	$252.6	91.0
Retail new vehicle unit sales	27,968	29,356	(1,388)	(4.7)	94,947	78,248	16,699	21.3
Retail used vehicle unit sales	26,450	22,281	4,169	18.7	78,679	61,414	17,265	28.1
Third Quarter 2021 compared to Third Quarter 2020
Import revenue increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume. Used vehicle unit volume and new and used vehicle revenue PVR benefited from an increase in customer demand and historically low new vehicle inventory levels due to manufacturer supply shortages, which also negatively impacted new vehicle unit volume.
Import segment income increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from an increase in finance and insurance gross profit PVR and higher used vehicle unit volume. Increases to Import segment income were partially offset by an increase in performance-driven SG&A expenses.
First Nine Months 2021 compared to First Nine Months 2020
Import revenue increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low new vehicle inventory levels due to manufacturer supply shortages.
Import segment income increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from higher unit volume and an increase in finance and insurance gross profit PVR. Increases to Import segment income were partially offset by an increase in performance-driven SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$994.6	$937.3	$57.3	6.1	$3,336.3	$2,533.4	$802.9	31.7
Used vehicle	810.9	576.7	234.2	40.6	2,242.0	1,534.3	707.7	46.1
Parts and service	312.4	278.4	34.0	12.2	915.2	779.0	136.2	17.5
Finance and insurance, net	98.7	77.5	21.2	27.4	293.5	204.8	88.7	43.3
Other	1.4	0.1	1.3		3.0	0.1	2.9
Total Revenue	$2,218.0	$1,870.0	$348.0	18.6	$6,790.0	$5,051.6	$1,738.4	34.4
Segment income	$206.1	$143.9	$62.2	43.2	$590.3	$313.3	$277.0	88.4
Retail new vehicle unit sales	14,431	15,022	(591)	(3.9)	50,849	41,007	9,842	24.0
Retail used vehicle unit sales	21,031	18,075	2,956	16.4	62,935	49,013	13,922	28.4
Third Quarter 2021 compared to Third Quarter 2020
Premium Luxury revenue increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume. Used vehicle unit volume and new and used vehicle revenue PVR benefited from an increase in customer demand and historically low new vehicle inventory levels due to manufacturer supply shortages, which also negatively impacted new vehicle unit volume.
Premium Luxury segment income increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit due to an increase in finance and insurance gross profit PVR and higher used vehicle unit volume. Premium Luxury segment income also benefited from an increase in parts and service gross profit associated with customer-pay service. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.
First Nine Months 2021 compared to First Nine Months 2020
Premium Luxury revenue increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Unit volume and vehicle revenue PVR in the current year benefited from an increase in customer demand, partially offset by historically low new vehicle inventory levels due to manufacturer supply shortages.
Premium Luxury segment income increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from higher unit volume and an increase in finance and insurance gross profit PVR. Premium Luxury segment income also benefited from an increase in parts and service gross profit associated with customer-pay service and the preparation of vehicles for sale. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.

Corporate and other
Corporate and other results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$85.3	$47.2	$38.1	80.7	$224.2	$131.1	$93.1	71.0
Parts and service	130.6	120.8	9.8	8.1	$375.0	$379.6	$(4.6)	(1.2)
Finance and insurance, net	6.4	10.7	(4.3)	(40.2)	16.2	28.1	(11.9)	(42.3)
Other	0.7	0.2	0.5		1.7	1.6	0.1
Revenue	$223.0	$178.9	$44.1	24.7	$617.1	$540.4	$76.7	14.2
Income (loss)	$(57.5)	$(118.7)	$61.2		$(207.7)	$(638.2)	$430.5
“Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA used vehicle stores, auction operations, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of September 30, 2021, we had 72 AutoNation-branded collision centers, 7 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We opened one AutoNation USA store in each of the second and third quarters of 2021 and one store in October 2021. We expect to open two additional new stores before the end of 2021 and 12 additional new stores in 2022. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
In the third quarter of 2020, as part of continued efforts to reduce costs and increase efficiencies, we determined to close our ACP business by the end of 2020. In connection with the closing of the ACP business, we incurred $36.5 million in pre-tax charges during the third quarter of 2020. The charges were comprised of inventory valuation adjustments, estimated contract termination charges, other associated closing costs, accelerated depreciation and amortization, asset impairment charges, and involuntary termination benefits. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 30, 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. We also recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash goodwill impairments and franchise rights impairments are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Unaudited Condensed Consolidated Statements of Operations, and are reported in the “Corporate and other” category of our segment information. During the nine months ended September 30, 2020, we recorded non-cash long-lived asset impairment charges associated with our aftermarket collision parts business of $8.7 million, of which $2.8 million was recorded during the third quarter of 2020 and is included in the ACP closing charges described above, and non-cash intangible asset impairment charges associated with our collision centers and aftermarket collision parts business of $2.4 million, both of which are reported in the “Corporate and other” category of our segment information.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$509.4	$427.6	$(81.8)	(19.1)	$1,485.0	$1,158.0	$(327.0)	(28.2)
Advertising	44.3	42.1	(2.2)	(5.2)	123.8	116.5	(7.3)	(6.3)
Store and corporate overhead	170.0	171.7	1.7	1.0	511.7	515.5	3.8	0.7
Total	$723.7	$641.4	$(82.3)	(12.8)	$2,120.5	$1,790.0	$(330.5)	(18.5)

SG&A as a % of total gross profit:
Compensation	40.1	44.0	390	bps	40.9	44.9	400	bps
Advertising	3.5	4.3	80	bps	3.4	4.5	110	bps
Store and corporate overhead	13.3	17.7	440	bps	14.1	20.0	590	bps
Total	56.9	66.0	910	bps	58.4	69.4	1,100	bps
Third Quarter 2021 compared to Third Quarter 2020
SG&A expenses increased during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to a performance-driven increase in compensation expense. Additionally, gross advertising expenses increased $3.0 million, partially offset by an increase in advertising reimbursements from manufacturers of $0.8 million. As a percentage of total gross profit, SG&A expenses decreased to 56.9% during the three months ended September 30, 2021, from 66.0% in the same period in 2020, primarily due to improvements in gross profit PVR and effective cost management.
First Nine Months 2021 compared to First Nine Months 2020
SG&A expenses increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to a performance-driven increase in compensation expense. Additionally, gross advertising expenses increased $11.7 million, partially offset by an increase in advertising reimbursements from manufacturers of $4.4 million. As a percentage of total gross profit, SG&A expenses decreased to 58.4% during the nine months ended September 30, 2021, from 69.4% in the same period in 2020, primarily due to improvements in gross profit PVR and effective cost management.
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
Other (Income) Expense, Net (Operating)
During the third quarter of 2021, we recognized a net gain of $3.8 million related to business/property divestitures, partially offset by asset impairments of $1.5 million.
During the third quarter of 2020, we recognized $7.3 million related to contract termination charges and $2.8 million related to long-lived asset impairment charges in connection with the closure of our ACP business, which were partially offset by a gain of $2.9 million related to a legal settlement. During the second quarter of 2020, we recognized a gain of $3.2 million related to a legal settlement. During the first quarter of 2020, we recognized asset impairment charges of $8.5 million.

Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2021 compared to Third Quarter 2020
Floorplan interest expense was $4.9 million for the three months ended September 30, 2021, compared to $11.1 million for the same period in 2020. The decrease in floorplan interest expense of $6.2 million was the result of lower average vehicle floorplan balances.
First Nine Months 2021 compared to First Nine Months 2020
Floorplan interest expense was $20.9 million for the nine months ended September 30, 2021, compared to $52.9 million for the same period in 2020. The decrease in floorplan interest expense of $32.0 million was the result of lower average vehicle floorplan balances and lower average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Third Quarter 2021 compared to Third Quarter 2020
Other interest expense of $24.1 million for the three months ended September 30, 2021, was relatively flat compared to $23.6 million for the same period in 2020.
First Nine Months 2021 compared to First Nine Months 2020
Other interest expense was $66.2 million for the nine months ended September 30, 2021, compared to $70.3 million for the same period in 2020. The decrease of $4.1 million was driven by lower average debt balances.
Other Income (Loss), Net (included in Non-Operating Income)
During the three and nine months ended September 30, 2021, we recognized a loss of $0.8 million and a net gain of $8.0 million, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) held in a Rabbi Trust for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
Additionally, in the first quarter of 2021, we sold the remaining shares of our Vroom equity investment and recorded a realized gain of $7.5 million. As a result of changes in the fair values of the underlying securities of our minority equity investments, we recorded unrealized gains of $3.4 million and $214.7 million during the second quarters of 2021 and 2020, respectively, and an unrealized loss of $2.0 million during the third quarter of 2020. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 23.6% for the three months ended September 30, 2021, and 25.0% for the three months ended September 30, 2020. Our effective income tax rate was 24.3% for the nine months ended September 30, 2021, and 34.0% for the nine months ended September 30, 2020. The tax rate for the nine months ended September 30, 2020, reflects the fact that a significant portion of the goodwill impairment charges taken in the first quarter of 2020 was not deductible for income tax purposes.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2021		December 31, 2020
Cash and cash equivalents	$72.0		$569.6
Revolving credit facility	$1,760.3	(1)	$1,760.3
Secured used vehicle floorplan facilities (2)	$0.2		$0.3
 (1)    At September 30, 2021, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had no commercial paper notes outstanding at September 30, 2021. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021 through utilization of available funds.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At September 30, 2021, surety bonds, letters of credit, and cash deposits totaled $101.8 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2021	2020	2021	2020
Shares repurchased	7.9	—	19.2	2.5
Aggregate purchase price	$879.2	$—	$1,921.4	$80.0
Average purchase price per share	$111.96	$—	$100.13	$31.95

In October 2021, our Board of Directors increased the share repurchase authorization by $1.0 billion. As of October 20, 2021, $1.3 billion remained available for share repurchases under the program.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Purchases of property and equipment, including operating lease buy-outs (1)	$47.5	$37.3	$166.2	$91.9
(1)Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At September 30, 2021, we owned approximately 84% of our new vehicle franchise store locations with a net book value of $2.1 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, auction operations, parts distribution centers, and other excess properties with a net book value of $500.0 million. None of these properties are mortgaged or encumbered.
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We opened one AutoNation USA store in each of the second and third quarters of 2021 and one store in October 2021. We expect to open two additional new stores before the end of 2021 and 12 additional new stores in 2022. We anticipate that the initial capital investment will be approximately $10 million to $11 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.

Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Cash received from (used in) business acquisitions, net	$(209.1)	$—	$(209.1)	$(0.4)
Cash received from (used in) business divestitures, net	$0.5	$2.2	$4.8	$2.2
We purchased 11 stores and 1 collision center operating in Hilton Head and Columbia, South Carolina, and Savannah, Georgia during the nine months ended September 30, 2021. We did not purchase any stores during the nine months ended September 30, 2020.
We divested two stores and three collision centers during the nine months ended September 30, 2021. We divested one store and terminated one franchise during the nine months ended September 30, 2020.
In October 2021, we announced that we have entered into an agreement to acquire Priority 1 Automotive Group in Maryland. As previously disclosed, we have also entered into an agreement to sell up to 17 collision centers. These transactions remain subject to customary closing conditions and are expected to close in the fourth quarter of 2021.
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of September 30, 2021, and December 31, 2020.

			(in millions)
Debt Description	Maturity Date	Interest Payable	September 30, 2021	December 31, 2020
3.35% Senior Notes	January 15, 2021	January 15 and July 15	$—	$300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	—
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2040		153.3	116.6
			2,703.3	2,116.6
Less: unamortized debt discounts and debt issuance costs			(23.0)	(14.8)
Less: current maturities			(7.2)	(309.2)
Long-term debt, net of current maturities			$2,673.1	$1,792.6

On July 29, 2021, we issued $400.0 million aggregate principal amount of 1.95% Senior Notes due 2028 and $450.0 million aggregate principal amount of 2.4% Senior Notes due 2031, which were sold at 99.805% and 99.735% of the aggregate principal amount, respectively. In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021.
We had no commercial paper notes outstanding at September 30, 2021, and no commercial paper notes outstanding at December 31, 2020.
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
As of September 30, 2021, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2021, our leverage ratio and capitalization ratio were as follows:

	September 30, 2021
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.40x
Capitalization ratio	≤ 70.0%	48.6%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2021	December 31, 2020
Vehicle floorplan payable - trade	$466.4	$1,541.7
Vehicle floorplan payable - non-trade	782.0	1,218.2
Vehicle floorplan payable	$1,248.4	$2,759.9

Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables. Our vehicle floorplan facilities currently utilize LIBOR-based interest rates. In connection with global reference rate reform initiatives, particularly related to LIBOR, in October 2021, we began modifying our floorplan agreements to replace the reference rate from LIBOR to an alternative reference rate. The floorplan agreement modifications will be accounted for by prospectively adjusting the effective interest rate in accordance with accounting standards. We do not expect the change from LIBOR to an alternative reference rate to have a material impact on our annual floorplan interest expense. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our vehicle floorplan payable.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Net cash provided by operating activities	$1,559.2	$1,164.3
Net cash used in investing activities	$(225.5)	$(151.6)
Net cash used in financing activities	$(1,831.3)	$(704.6)
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
Net cash provided by operating activities increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to an increase in earnings, partially offset by an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to an increase in cash used in business acquisitions and an increase in purchases of property and equipment, partially offset by proceeds received from the sale of an equity security in 2021, a decrease in investments made in equity securities, and an increase in proceeds from assets held for sale.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the nine months ended September 30, 2021, we repurchased 19.2 million shares of common stock for an aggregate purchase price of $1.9 billion (average purchase price per share of $100.13). During the nine months ended September 30, 2020, we repurchased 2.5 million shares of common stock for an aggregate purchase price of $80.0 million (average purchase price per share of $31.95).
During the nine months ended September 30, 2021, we had no borrowings or repayments under our revolving credit facility. During the nine months ended September 30, 2020, we borrowed $1.1 billion and repaid $1.1 billion under our revolving credit facility.
During the nine months ended September 30, 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021 and issued $400.0 million aggregate principal amount of 1.95% Senior Notes due 2028 and $450.0 million aggregate principal amount of 2.4% Senior Notes due 2031. Cash flows from financing activities during the nine months ended September 30, 2021, reflect cash payments of $8.0 million for debt issuance costs associated with the senior note issuances that are being amortized to interest expense over the terms of the related senior notes.
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
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net payments of $452.0 million during the nine months ended September 30, 2021 and net payments of $609.7 million during the nine months ended September 30, 2020, as well as changes in commercial paper notes outstanding totaling net repayments of $170.0 million during the nine months ended September 30, 2020.
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
Please refer to our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, for additional discussion of the foregoing risks. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have market risk exposure on various instruments that are based on variable interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions.
We had $1.2 billion of variable rate vehicle floorplan payable at September 30, 2021, and $2.8 billion at December 31, 2020. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $12.5 million at September 30, 2021, and $27.6 million at December 31, 2020. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had no commercial paper notes outstanding at September 30, 2021 or December 31, 2020.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $2.7 billion and had a fair value of $2.9 billion as of September 30, 2021, and totaled $2.1 billion and had a fair value of $2.3 billion as of December 31, 2020.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
July 1, 2021 - July 31, 2021	2,256,198	$106.53	2,256,198	$915.2
August 1, 2021 - August 31, 2021	3,554,672	$116.80	3,554,672	$500.0
September 1, 2021 - September 30, 2021	2,042,189	$109.53	2,042,189	$276.3
Total	7,853,059		7,853,059

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of September 30, 2021, $276.3 million remained available under our stock repurchase limit. In October 2021, our Board of Directors increased the share repurchase authorization by $1 billion. Our stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Supplemental Indenture, dated as of July 29, 2021, by and between AutoNation, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 29, 2021).

4.2	Form of Global 2028 Note (included in Exhibit 4.1).
4.3	Form of Global 2031 Note (included in Exhibit 4.1).
10.1
Employment Agreement, dated as of September 9, 2021, by and between AutoNation, Inc. and Michael Manley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2021).

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

AUTONATION, INC.

Date:	October 21, 2021	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)