Form 10-K
period 2021-12-31
AUTONATION, INC.
filed 2022-02-17
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.5 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2021).
As of February 15, 2022, the registrant had 61,671,559 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2021, we owned and operated 339 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold in 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of December 31, 2021, we also owned and operated 57 AutoNation-branded collision centers, 9 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2021.
For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2021, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Alfa Romeo	Lexus
Cadillac	GMC	Fiat	Subaru	Audi	Maserati
Chevrolet	Jeep	Genesis	Toyota	Bentley	Mercedes-Benz
Chrysler	Lincoln	Honda	Volkswagen	BMW	MINI
Dodge	Ram	Hyundai	Volvo	Jaguar	Porsche
		Infiniti		Land Rover	Sprinter

The following table sets forth information regarding our new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2021:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,317.1	27,475	10.5	35
Chevrolet, Buick, Cadillac, GMC	1,124.0	25,244	9.6	40
Chrysler, Dodge, Jeep, Ram	1,160.7	23,492	8.9	72
Domestic Total	3,601.8	76,211	29.0	147
Import:
Toyota	1,947.4	56,359	21.5	19
Honda	1,107.3	35,539	13.5	24
Nissan	194.3	6,642	2.5	7
Other Import	720.8	20,323	7.8	36
Import Total	3,969.8	118,863	45.3	86
Premium Luxury:
Mercedes-Benz	1,617.1	22,901	8.7	38
BMW	1,336.7	21,149	8.1	18
Lexus	378.4	7,770	3.0	3
Audi	355.5	5,887	2.2	10
Jaguar Land Rover	407.5	5,116	1.9	22
Other Premium Luxury	414.9	4,506	1.8	15
Premium Luxury Total	4,510.1	67,329	25.7	106
	$12,081.7	262,403	100.0	339
The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2021, Premium Luxury revenue represented 36% of total revenue, Domestic revenue represented 31% of total revenue, and Import revenue represented 30% of total revenue. For additional financial information regarding our three reportable segments, refer to Note 22 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.
Business Strategy
We seek to create long-term value for our stockholders by being the best-run, most profitable automotive retailer in the United States. We believe that the significant scale of our operations, our digital customer experience, and the quality of our managerial talent allow us to achieve efficiencies in our key markets. To achieve and sustain operational excellence, we are pursuing the following strategies:
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
AutoNation is a brand that connects people and places. We continue to invest in the AutoNation retail brand, promoting personal transportation for America’s drivers, leading the charge to make transformational change in the automotive industry, and driving out cancer coast to coast. We are committed to delivering easy, transparent, and customer-centric services for our customers’ personal transportation needs.
The AutoNation retail brand includes our AutoNation USA used vehicle stores. We are expanding our AutoNation USA used vehicle store footprint and plan to build over 130 stores by the end of 2026. The first phase of the AutoNation USA store expansion will include extending AutoNation’s coast to coast footprint into new markets. AutoNation USA stores will continue to leverage the AutoNation brand, scale, exceptional used vehicle sourcing capabilities, and proven customer-centric processes to differentiate our Company and capture a larger share of the used vehicle market.
We offer AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), AutoNation-branded parts and accessories, collision repair services at AutoNation-branded collision centers, and auction services at AutoNation-branded automotive auctions, as well as our One Price used vehicle centralized pricing and appraisal strategy, and our “We’ll Buy Your Car” program (under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations).
We expect that these initiatives and offerings will continue to expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
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
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2021, approximately 39% of our segment income for reportable segments was generated by Premium Luxury franchises, approximately 33% by Import franchises, and approximately 28% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises and new AutoNation USA used vehicle stores, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to complete acquisitions or investments, build facilities for newly awarded franchises, and/or repurchase our common stock and/or debt. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.
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

As of December 31, 2021, we operated stores in the following states:

State	Number of Retail Stores (1)	Number of Franchises	Number of Other Locations (2)	% of Total Revenue
Florida	49	59	20	25
Texas	44	62	18	21
California	37	49	4	19
Arizona	16	18	4	6
Colorado	15	22	1	6
Washington	14	19	3	5
Georgia	16	25	4	4
Nevada	12	13	1	4
Illinois	7	8	1	2
Tennessee	8	12	1	2
Maryland	15	17	3	1
New York	4	6	—	1
Ohio	4	4	3	1
Virginia	2	2	—	1
Alabama	3	6	—	1
Minnesota	1	1	—	1
South Carolina (3)	9	16	1	—
Total	256	339	64	100
(1)Includes franchised dealerships and AutoNation USA used vehicle stores.
(2)Includes collision centers, automotive auction operations, and parts distribution centers.
(3)Comprised of stores that were acquired at the end of the third quarter of 2021.
Agreements with Vehicle Manufacturers
Framework Agreements
We have entered into framework and related agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described below, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction or loyalty), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturers’ stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally, and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our Company (generally including certain material changes in the composition of our Board of Directors during a specified time period, the acquisition of 20% or more of the voting stock of our Company by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity, or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by such manufacturers in specified circumstances in the event of our default under certain of our debt agreements.
Franchise Agreements
We operate each of our new vehicle stores under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive store a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our stores the right to use the relevant manufacturer’s or distributor’s trademarks in connection with their operations, and they also impose numerous operational requirements and restrictions relating to inventory levels, working capital levels, the sales process, marketing and branding, showroom and service facilities, signage, personnel, changes in management, and monthly financial reporting, among other things. The contractual terms of our stores’ franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the store is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Our stores’ franchise agreements provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction or loyalty). However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult, outside of bankruptcy, for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer outside of bankruptcy. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. We generally work with these manufacturers to address the asserted performance issues. For additional information, please refer to the risk factor captioned “We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores” in Part I, Item 1A of this Form 10-K.
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
New vehicle unit volume has been impacted by reduced availability of inventory due to inventory shortages driven largely by certain component shortages and disruptions in the manufacturers’ supply chains. We expect that new vehicle inventory shortages will continue well into 2022. We have prioritized our capital expenditures towards opportunities with the greatest return potential. We plan to expand our AutoNation USA used vehicle store footprint by building over 130 new stores by the end of 2026.
According to industry sources, as of December 31, 2021, there were approximately 16,700 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We face competition from (i) several public companies that operate numerous automotive retail stores or collision centers on a regional or national basis, including franchised dealers that sell new and used vehicles, non-franchised dealers that sell only used vehicles, and manufacturers that sell directly to customers, (ii) private companies that operate automotive retail stores or collision centers in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.
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
Human Capital
Employees
At AutoNation, nothing drives our success more than how we hire, train, and retain great people. We value the dignity of all employees and are committed to maintaining a work environment where all associates are valued and treated with respect. As of December 31, 2021, we employed approximately 22,200 full-time and part-time associates, approximately 170 of whom were covered by collective bargaining agreements.
We seek to develop and foster a diverse and inclusive work environment based on ethics and integrity where all associates can devote their best efforts to their jobs. Employee feedback is core to our culture and when we understand what employees need, it creates a better workplace for everyone. From time to time, we survey the satisfaction of our employees and seek input from employees on what is working and where we have opportunities for improvement, which helps us shape the future of AutoNation.
Diversity and Inclusion
We are committed to an inclusive and welcoming environment where each individual feels valued, respected, and heard. In 2020, we launched ONE AutoNation, an employee-focused initiative designed to embrace diversity in thought and action, promote inclusion despite our differences, and foster ongoing opportunities for learning, growth, and leadership. Our ONE AutoNation mission is to keep driving forward towards a more inclusive world. Our associates are guided by our policies, procedures, and training programs to ensure everyone is treated with respect and has opportunities to reach their full potential.
Through ONE AutoNation, we established our Diversity & Inclusion Council in order to ensure a more diverse workforce and cultivate a culture of belonging at AutoNation. Through ongoing education and collaboration, the Council is dedicated to enhancing the associate experience in an atmosphere that values, respects, and celebrates our differences. In addition, we support a number of employee business resource groups (“BRGs”) that are an integral part of our diversity and inclusion strategy. Our BRGs provide employees with the opportunity to engage with colleagues based on shared interests such as ethnic backgrounds, gender, and sexual orientation.
Leadership, Training, and Development
We believe that investment in leadership, training, and development opportunities helps us to prepare our associates with the skills they need while improving engagement and retention. We provide a range of formal and informal learning programs, which are designed to help our associates continuously grow and strengthen their skills throughout their careers, including: (1) General Manager University, designed to develop existing and future leaders at our stores; (2) Leader Education and Development for high-potential Associates (LEAD) program, designed to facilitate development for our up-and-coming talent; (3) Lead & Learn webinar events, a series of training courses designed to provide fresh perspectives and relevant content to support employee growth and leadership development; and (4) AutoNation’s Mentor Program, created to offer opportunities for associates to accelerate their personal and professional development through regular interactions specific to career growth and expansion within the organization.
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

The Environment
We are committed to managing our environmental impact and continually work to reduce it where practicable. The following highlights some of our environmental stewardship initiatives:
•Driving Electrified: As America transitions increasingly toward electric vehicles (“EV”), we have added and continue to add EV charging capabilities at many of our locations. Many of these locations offer EV charging free of charge to customers. In addition, given the growing popularity of EVs, we have also created a “Driving Electrified” section of our purchasing website to help customers shop and compare different vehicles.
•Product offering: We offer a wide variety of environmentally friendly vehicles, including electric and hybrid vehicles. We expect our manufacturer partners to continue to enhance their offerings of these types of vehicles.
•Building and maintenance: As we build new facilities and expand our AutoNation USA network, we take various measures to reduce our environmental impact, such as improving energy efficiency, reducing water consumption, sourcing materials locally, improving air quality, and pursuing alternative energy sources for our facilities. Our corporate headquarters building in Fort Lauderdale, Florida, is LEED Gold Certified, and is one of several LEED certified properties that we occupy.
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
We fund national cancer research and treatment facilities from coast to coast through our philanthropic activities. Through the combined efforts of our 22,200 associates, vendors, partners, customers, and executive leadership, we have raised and donated over $30 million to support the world-class AutoNation Institute for Breast Cancer Research and Care, the Moffitt Cancer Center, the Breast Cancer Research Foundation, Cleveland Clinic, and other leading cancer facilities.
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
Our Business and Our Customers
We are proud to be America’s largest and most recognized automotive retailer, and we strive to create transparency and establish unparalleled trust with our customers or others with whom we do business.
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
•Diversity: We endeavor to attract and retain diverse and talented people throughout our Company by engaging in diversity and inclusion initiatives, including our One AutoNation Program and other programs specifically designed to develop diverse groups of leaders and to recruit current and former military personnel, among others.
Cybersecurity Risk Management
We have developed and continue to enhance our cybersecurity governance program to protect the security of our computer systems, software, networks, and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade business operations. Our cybersecurity governance program is an integrated IT risk management process that aims to (1) proactively manage cyber and information security risks at AutoNation; (2) implement the internal controls required by cybersecurity regulatory requirements as well as AutoNation’s information security control objective documents and information security standards, and (3) improve the efficiency, maturity, and effectiveness of technology functions and processes.
We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements and examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing, incident response exercises, maturity assessments and industry benchmarking. In addition, we dedicate significant resources to securing our systems and protecting confidential information such as firewalls, endpoint protection and behavior analysis tools, among others.
Despite our efforts to ensure the integrity of our computer systems, software, networks, and other technology assets, we may not be able to anticipate, detect, or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. See the risk factor “A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business” in Part I, Item 1A of this Form 10-K.
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
Information about our Executive Officers
The following sets forth certain information regarding our executive officers as of February 17, 2022.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry
Michael Manley	57	Chief Executive Officer and Director	1	34
James R. Bender	66	President and Chief Operating Officer	22	45
Joseph T. Lower	55	Executive Vice President and Chief Financial Officer	2	2
Marc Cannon	60	Executive Vice President and Chief Customer Experience Officer	24	35
C. Coleman Edmunds	57	Executive Vice President, General Counsel and Corporate Secretary	26	26
Michael Manley has served as our Chief Executive Officer and a member of our Board of Directors since November 2021. Prior to joining AutoNation, Mr. Manley served as Head of Americas and as a member of the Group Executive Council for Stellantis N.V., one of the largest automotive original equipment manufacturers in the world, from January 2021 until October 2021. From July 2018 until January 2021, he served as Chief Executive Officer of Fiat Chrysler Automobiles N.V. (“FCA”), a predecessor to Stellantis N.V. Mr. Manley joined DaimlerChrysler (a predecessor to FCA) in 2000 and, prior to becoming FCA’s Chief Executive Officer, served in a number of management-level roles with increasing responsibility overseeing various aspects of FCA’s operations, including as Executive Vice President - International Sales & Marketing, Business Development and Global Product Planning Operations, Chief Executive Officer of Jeep, Chief Executive Officer of Ram, Chief Operating Officer for the Asia Pacific region, and FCA Global Council member.
James R. Bender has served as our President since April 2020 and as our Chief Operating Officer since July 2019. In January 2022, Mr. Bender provided notice that he intends to retire from the Company, effective March 4, 2022. Mr. Bender is responsible for new and used vehicle sales, as well as Customer Financial Services, After-Sales, Human Resources,

Corporate Development, and Manufacturer Relations. From January 2019 until July 2019, he served as our Executive Vice President, Sales, and from July 2019 until April 2020, he served as our Executive Vice President and Chief Operating Officer. Prior to becoming an Executive Vice President, Mr. Bender served as Region President of our Eastern Region, with responsibility for the states of Florida, Georgia, Alabama, Virginia, Tennessee, Ohio, and Maryland from February 2015 until December 2018, and as President of our former Florida Region from April 2004 until January 2015. Mr. Bender joined AutoNation in April 2000.
Joseph T. Lower has served as our Executive Vice President and Chief Financial Officer since January 2020. Mr. Lower is responsible for overseeing the finance department and for all financial controls and external reporting, financial planning and analysis, and accounting, as well as the tax, internal audit, treasury, investor relations, and corporate real estate functions. He is also responsible for our strategy department and the Company’s shared service center in Irving, Texas. Prior to joining AutoNation, Mr. Lower served as Executive Vice President and Chief Financial Officer of Office Depot, Inc. from January 2018 until January 2020. From November 2014 until April 2017, he served as Vice President and Chief Financial Officer of B/E Aerospace. Prior to joining B/E Aerospace, Mr. Lower held a number of management-level positions at The Boeing Company. In addition, among other finance positions, Mr. Lower spent six years with Credit Suisse in various investment banking roles, including positions in mergers and acquisitions and corporate finance.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, the actions we are taking in response to the COVID-19 pandemic, our strategic initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores, our investments in digital and online capabilities, and other strategic initiatives, and other statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
Approximately 15.1 million, 14.6 million, and 17.0 million new vehicles, including retail and fleet vehicles, were sold in the United States in 2021, 2020, and 2019, respectively. Our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate.

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
The COVID-19 pandemic has led to disruptions in each of our markets and the global economy. Throughout the COVID-19 pandemic, federal, state, and local governments have implemented a number of countermeasures to mitigate the impact of the COVID-19 pandemic. As a result of the COVID-19 pandemic, we experienced significant declines in new and used vehicle unit sales and sales of our finance and insurance products, particularly during the first and second quarters of 2020. In addition, our parts and service business operated below full capacity during 2020 as a result of the countermeasures discussed above and a decrease in the average miles being driven in our markets during the COVID-19 pandemic. Since the onset of the pandemic, we have experienced a shortage of available new vehicles for sale. The reduced levels of new vehicle availability is currently expected to continue well into 2022; however, there is still significant uncertainty as to when new vehicle availability will improve.
The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, further actions that may be taken by federal, state, and local governments and third parties in response to the pandemic, the effectiveness of actions taken to contain the disease, the effect of government assistance programs, and other unforeseen factors.
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
The core brands of vehicles that we sell, representing approximately 90% of the new vehicles that we sold in 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
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
Risks Related to Strategic Initiatives
We are investing significantly in various strategic initiatives, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in our brand extension strategy, which includes AutoNation USA used vehicle stores and branded Customer Financial Services products. These strategic initiatives may be impacted by a number of variables, including customer adoption, availability of used vehicle inventory, demand for our branded products, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. In addition, we depend on sourcing our branded parts and accessories through various partnerships and third-party suppliers. Our partners and third-party suppliers may be adversely impacted by a number of factors, including supply shortages, rising raw material costs, delays in shipping, economic downturns, liquidity concerns, natural disasters, labor strikes or shortages, fluctuations in currency exchange rates, product defects, litigation, governmental laws and regulations, tariffs and export product restrictions, and adverse publicity relating to their employment, environmental, or other business practices. There can be no assurance that those initiatives will be successful or that the amount we invest in those initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results, and we may be required to incur impairment charges.
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
The carrying value of our minority equity investment that does not have a readily determinable fair value is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
We have elected to measure our minority equity investment that does not have a readily determinable fair value using a measurement alternative permitted by accounting standards, and we recorded the equity investment at cost to be subsequently adjusted for observable price changes or impairment, if any. There may be future issuances of identical or similar equity securities by the same issuer that would result in observable price changes that could result in upward or downward adjustments to this equity investment. A material downward adjustment to or impairment of this equity investment could adversely impact our results of operations and financial condition.
Risks Related to Legal, Regulatory, and Compliance Matters
New laws, regulations, or governmental policies in response to climate change, including fuel economy and greenhouse gas emission standards, or changes to existing standards, could adversely impact our business, results of operations, financial condition, cash flow, and prospects.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental initiatives aimed to mitigate those impacts. Consumers may also change their behavior as a result of these concerns. We will need to respond to new laws and regulations as well as consumer preferences resulting from climate change concerns which may affect vehicle manufacturers’ ability to produce cost effective vehicles. Laws and regulations enacted that directly or indirectly affect vehicle manufacturers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) which could materially adversely impact our business, results of operations, financial condition, cash flow, and prospects.
In addition, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas, or GHG, emission standards, which continue to change and become more stringent over time. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology.
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

As of December 31, 2021, we had $3.2 billion of total non-vehicle debt and $1.5 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:
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
•A downgrade in our credit ratings could negatively impact the interest rate payable on certain of our senior notes and could negatively impact our ability to issue, or the interest rates for, commercial paper notes;
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
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity. We recorded non-cash goodwill impairment charges of $318.3 million during 2020 and non-cash franchise rights impairment charges of $57.5 million and $9.6 million during 2020 and 2019, respectively. See Note 19 of the Notes to Consolidated Financial Statements for more information.
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
Based on filings made with the SEC through February 15, 2022, William H. Gates III beneficially owns approximately 16% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates. As a result, Cascade may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 15, 2022, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 16% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 15, 2022, William H. Gates III and ESL beneficially own approximately 32% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.
General Risk Factors
Natural disasters and adverse weather events, including the effects of climate change, can disrupt our business.
Our stores are concentrated in states and regions in the United States, including primarily Florida, Texas, and California, in which actual or threatened natural disasters and severe weather events (such as hail storms, hurricanes, earthquakes, fires, tornadoes, snow storms, and landslides) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition, and cash flows. The effects of climate change serve as a risk multiplier increasing the frequency, severity, and duration of natural disasters and adverse weather events that may affect our business operations. In addition to business interruption, the automotive retail business is subject to substantial risk of property loss due to the significant concentration of property values at store locations.
We cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, natural disasters and adverse weather events, including the effects of climate change, may adversely impact new vehicle production and the global automotive supply chain, which in turn could materially adversely impact our business, results of operations, financial conditions, and cash flows.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2029. We also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 17 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New York, Ohio, South Carolina, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, parts distribution centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.   LEGAL PROCEEDINGS
See Note 20 of the Notes to Consolidated Financial Statements for information about our legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” As of February 15, 2022, there were 1,158 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three and twelve months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2021 – October 31, 2021	400,000	$124.54	400,000	$1,226.5
November 1, 2021 – November 30, 2021	1,459,989	$123.49	1,459,989	$1,046.2
December 1, 2021 – December 31, 2021	1,271,656	$119.23	1,271,656	$894.6
Total for three months ended December 31, 2021	3,131,645		3,131,645
Total for twelve months ended December 31, 2021	22,320,947		22,320,947

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In 2021, all of our shares were repurchased under our stock repurchase program. As of February 15, 2022, $776.3 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2016 through December 31, 2021 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2016 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021
AutoNation Inc.	100.00	105.51	73.38	99.96	143.45	240.18
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Public Auto Retail Peer Group	100.00	99.61	89.69	134.92	169.54	229.02

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K includes discussion of year-to-year comparisons between 2021 and 2020. Discussion of year-to-year comparisons between 2020 and 2019 can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2021, we owned and operated 339 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold in 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of December 31, 2021, we also owned and operated 57 AutoNation-branded collision centers, 9 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources.
As of December 31, 2021, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2021, new vehicle sales accounted for 47% of our total revenue and 24% of our total gross profit. Used vehicle sales accounted for 33% of our total revenue and 14% of our total gross profit. Our parts and service operations, while comprising 14% of our total revenue, contributed 34% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 28% of our total gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 15.1 million in 2021, as compared to 14.6 million in 2020 and 17 million in 2019. During 2021, the demand for vehicles was strong and exceeded supply. While market demand for new and used vehicles remains high primarily due to low interest rates and a consumer desire for personal transportation, there continues to be a shortage of available new vehicles for sale driven largely by certain component shortages and disruptions in the manufacturers’ supply chains. This demand and supply imbalance has resulted in higher levels of profitability for available new and used vehicles. The reduced levels of new vehicle availability is currently expected to continue well into 2022; however, there is still significant uncertainty as to when new vehicle availability will improve, as well as duration and/or degree of the higher levels of profitability being realized during this time.

Results of Operations
We had net income from continuing operations of $1.4 billion and diluted earnings per share of $18.31 in 2021, as compared to net income from continuing operations of $381.8 million and diluted earnings per share of $4.30 in 2020.
Our total gross profit increased 39% during 2021, driven by increases in new vehicle gross profit of 106%, used vehicle gross profit of 50%, finance and insurance gross profit of 31%, and parts and service gross profit of 15%, each as compared to 2020. New and used vehicle gross profit benefited from an increase in unit volume and gross profit per vehicle retailed (“PVR”) resulting from strong demand and historically low new vehicle inventory levels due to certain component shortages in the manufacturers’ supply chains. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR and the increase in vehicle unit volume. Parts and service gross profit benefited primarily from increases in gross profit from customer-pay service and the preparation of vehicles for sale due to increases in repair order volume, which was adversely impacted by the COVID-19 pandemic in the prior year.
SG&A expenses increased largely due to performance-driven increases in compensation expense. With improvements in gross profit and our continued focus on cost control, SG&A expenses as a percentage of gross profit decreased to 58.1% during 2021, from 67.9% in the same period in 2020.
Net income from continuing operations during 2021 and 2020, benefited from after-tax gains of $8.3 million and $97.5 million, respectively, related to sales of a minority equity investment as well as changes in the fair value of other minority equity investments held as of the end of each respective year. During 2021, net income from continuing operations also benefited from after-tax gains related to store/property divestitures, net of asset impairments, of $10.9 million. During 2020, net income from continuing operations was adversely impacted by non-cash after-tax goodwill and franchise rights impairment charges totaling $308.4 million and after-tax charges incurred in connection with the closure of our aftermarket collision parts (“ACP”) business of $27.8 million.
Strategic Initiatives
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We are planning 17 new store openings over 2021 and 2022. We anticipate that the initial capital investment for each new store will be approximately $10 million to $12 million on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at December 31, 2021 and 2020, were 10,090 and 43,747, respectively. By historical standards, our inventory unit levels were significantly lower at December 31, 2021, driven by strong demand and the component shortages in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at December 31, 2021 or 2020.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.6 million at December 31, 2021, and $3.4 million at December 31, 2020.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $5.8 million at December 31, 2021, and $6.5 million at December 31, 2020.

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
Goodwill
Goodwill for our reporting units is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. We may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. When assessing goodwill for impairment, our decision to perform a qualitative assessment for an individual reporting unit is influenced by a number of factors, including the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, macroeconomic conditions, automotive industry and market conditions, and our operating performance.
If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average cost of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium based upon our stock price and/or average stock price over a reasonable period as of the measurement date. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
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

As a result, as of March 31, 2020, our market capitalization and, therefore, the estimated fair values of our reporting units, significantly decreased. As a measure of sensitivity, a 50 basis point increase in the discount rate would have resulted in an increase to the goodwill impairment charge of approximately $100 million. This result and discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used in determining our 2020 goodwill impairment given the number of assumptions used in determining the impairment and the degree of sensitivity to changes in such assumptions in the determination of the fair value of the Company and its assets and liabilities.
As of December 31, 2021, we have $228.7 million of goodwill related to the Domestic reporting unit, $517.9 million related to the Import reporting unit, $484.1 million related to the Premium Luxury reporting unit, and $4.6 million related to the Collision Centers reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired. The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise agreements are estimated using unobservable (Level 3) inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable.
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

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2021 vs. 2020			2020 vs. 2019
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$12,081.7	$10,418.6	$1,663.1	16.0	$11,166.5	$(747.9)	(6.7)
Retail used vehicle	8,062.4	5,260.5	2,801.9	53.3	5,160.3	100.2	1.9
Wholesale	576.4	340.8	235.6	69.1	306.2	34.6	11.3
Used vehicle	8,638.8	5,601.3	3,037.5	54.2	5,466.5	134.8	2.5
Finance and insurance, net	1,384.5	1,059.3	325.2	30.7	1,023.3	36.0	3.5
Total variable operations(1)	22,105.0	17,079.2	5,025.8	29.4	17,656.3	(577.1)	(3.3)
Parts and service	3,706.6	3,257.4	449.2	13.8	3,572.1	(314.7)	(8.8)
Other	32.4	53.4	(21.0)		107.3	(53.9)
Total revenue	$25,844.0	$20,390.0	$5,454.0	26.7	$21,335.7	$(945.7)	(4.4)
Gross profit:
New vehicle	$1,201.6	$584.1	$617.5	105.7	$503.9	$80.2	15.9
Retail used vehicle	622.3	414.5	207.8	50.1	346.8	67.7	19.5
Wholesale	65.8	44.5	21.3		21.2	23.3
Used vehicle	688.1	459.0	229.1	49.9	368.0	91.0	24.7
Finance and insurance	1,384.5	1,059.3	325.2	30.7	1,023.3	36.0	3.5
Total variable operations(1)	3,274.2	2,102.4	1,171.8	55.7	1,895.2	207.2	10.9
Parts and service	1,672.7	1,460.8	211.9	14.5	1,622.6	(161.8)	(10.0)
Other	5.7	3.2	2.5		5.2	(2.0)
Total gross profit	4,952.6	3,566.4	1,386.2	38.9	3,523.0	43.4	1.2
Selling, general, and administrative expenses	2,876.2	2,422.0	(454.2)	(18.8)	2,558.6	136.6	5.3
Depreciation and amortization	193.3	198.9	5.6		180.5	(18.4)
Goodwill impairment	—	318.3	318.3		—	(318.3)
Franchise rights impairment	—	57.5	57.5		9.6	(47.9)
Other (income) expense, net	(19.7)	6.5	26.2		(49.3)	(55.8)
Operating income	1,902.8	563.2	1,339.6	237.9	823.6	(260.4)	(31.6)
Non-operating income (expense) items:
Floorplan interest expense	(25.7)	(63.8)	38.1		(138.4)	74.6
Other interest expense	(93.0)	(93.7)	0.7		(106.7)	13.0
Other income, net	24.3	144.4	(120.1)		34.1	110.3
Income from continuing operations before income taxes	$1,808.4	$550.1	$1,258.3	228.7	$612.6	$(62.5)	(10.2)
Retail vehicle unit sales:
New vehicle	262,403	249,654	12,749	5.1	282,602	(32,948)	(11.7)
Used vehicle	304,364	241,182	63,182	26.2	246,113	(4,931)	(2.0)
	566,767	490,836	75,931	15.5	528,715	(37,879)	(7.2)
Revenue per vehicle retailed:
New vehicle	$46,043	$41,732	$4,311	10.3	$39,513	$2,219	5.6
Used vehicle	$26,489	$21,811	$4,678	21.4	$20,967	$844	4.0
Gross profit per vehicle retailed:
New vehicle	$4,579	$2,340	$2,239	95.7	$1,783	$557	31.2
Used vehicle	$2,045	$1,719	$326	19.0	$1,409	$310	22.0
Finance and insurance	$2,443	$2,158	$285	13.2	$1,935	$223	11.5
Total variable operations(2)	$5,661	$4,193	$1,468	35.0	$3,544	$649	18.3

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2021 (%)	2020 (%)	2019 (%)
Revenue mix percentages:
New vehicle	46.7	51.1	52.3
Used vehicle	33.4	27.5	25.6
Parts and service	14.3	16.0	16.7
Finance and insurance, net	5.4	5.2	4.8
Other	0.2	0.2	0.6
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	24.3	16.4	14.3
Used vehicle	13.9	12.9	10.4
Parts and service	33.8	41.0	46.1
Finance and insurance	28.0	29.7	29.0
Other	—	—	0.2
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	9.9	5.6	4.5
Used vehicle-retail	7.7	7.9	6.7
Parts and service	45.1	44.8	45.4
Total	19.2	17.5	16.5
Selling, general, and administrative expenses	11.1	11.9	12.0
Operating income	7.4	2.8	3.9
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	58.1	67.9	72.6
Operating income	38.4	15.8	23.4

	December 31,
	2021	2020
Days supply:
New vehicle (industry standard of selling days)	9 days	42 days
Used vehicle (trailing calendar month days)	40 days	39 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the year 2020 column that is being compared to the year 2021 column may differ from the amounts presented in the year 2020 column that is being compared to the year 2019 column. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,989.1	$10,400.6	$1,588.5	15.3	$10,414.3	$11,046.5	$(632.2)	(5.7)
Retail used vehicle	7,965.2	5,249.9	2,715.3	51.7	5,257.6	5,096.6	161.0	3.2
Wholesale	572.6	340.3	232.3	68.3	340.7	302.3	38.4	12.7
Used vehicle	8,537.8	5,590.2	2,947.6	52.7	5,598.3	5,398.9	199.4	3.7
Finance and insurance, net	1,374.5	1,057.4	317.1	30.0	1,059.1	1,012.9	46.2	4.6
Total variable operations(1)	21,901.4	17,048.2	4,853.2	28.5	17,071.7	17,458.3	(386.6)	(2.2)
Parts and service	3,635.0	3,149.1	485.9	15.4	3,201.1	3,457.0	(255.9)	(7.4)
Other	32.4	52.9	(20.5)		53.0	107.0	(54.0)
Total revenue	$25,568.8	$20,250.2	$5,318.6	26.3	$20,325.8	$21,022.3	$(696.5)	(3.3)
Gross profit:
New vehicle	$1,190.3	$583.2	$607.1	104.1	$583.8	$502.1	$81.7	16.3
Retail used vehicle	614.7	413.7	201.0	48.6	414.7	344.5	70.2	20.4
Wholesale	67.0	44.6	22.4		44.6	21.7	22.9
Used vehicle	681.7	458.3	223.4	48.7	459.3	366.2	93.1	25.4
Finance and insurance	1,374.5	1,057.4	317.1	30.0	1,059.1	1,012.9	46.2	4.6
Total variable operations(1)	3,246.5	2,098.9	1,147.6	54.7	2,102.2	1,881.2	221.0	11.7
Parts and service	1,641.4	1,448.6	192.8	13.3	1,469.7	1,584.4	(114.7)	(7.2)
Other	5.7	2.7	3.0		2.7	5.2	(2.5)
Total gross profit	$4,893.6	$3,550.2	$1,343.4	37.8	$3,574.6	$3,470.8	$103.8	3.0
Retail vehicle unit sales:
New vehicle	260,546	249,058	11,488	4.6	249,595	278,666	(29,071)	(10.4)
Used vehicle	300,689	240,411	60,278	25.1	241,048	242,146	(1,098)	(0.5)
Total	561,235	489,469	71,766	14.7	490,643	520,812	(30,169)	(5.8)
Revenue per vehicle retailed:
New vehicle	$46,015	$41,760	$4,255	10.2	$41,725	$39,641	$2,084	5.3
Used vehicle	$26,490	$21,837	$4,653	21.3	$21,811	$21,048	$763	3.6
Gross profit per vehicle retailed:
New vehicle	$4,568	$2,342	$2,226	95.0	$2,339	$1,802	$537	29.8
Used vehicle	$2,044	$1,721	$323	18.8	$1,720	$1,423	$297	20.9
Finance and insurance	$2,449	$2,160	$289	13.4	$2,159	$1,945	$214	11.0
Total variable operations(2)	$5,665	$4,197	$1,468	35.0	$4,194	$3,570	$624	17.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2021 (%)	2020 (%)	2020 (%)	2019 (%)
Revenue mix percentages:
New vehicle	46.9	51.4	51.2	52.5
Used vehicle	33.4	27.6	27.5	25.7
Parts and service	14.2	15.6	15.7	16.4
Finance and insurance, net	5.4	5.2	5.2	4.8
Other	0.1	0.2	0.4	0.6
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	24.3	16.4	16.3	14.5
Used vehicle	13.9	12.9	12.8	10.6
Parts and service	33.5	40.8	41.1	45.6
Finance and insurance	28.1	29.8	29.6	29.2
Other	0.2	0.1	0.2	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	9.9	5.6	5.6	4.5
Used vehicle-retail	7.7	7.9	7.9	6.8
Parts and service	45.2	46.0	45.9	45.8
Total	19.1	17.5	17.6	16.5

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2021	2020	2021 vs. 2020			2020 vs. 2019
			Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$12,081.7	$10,418.6	$1,663.1	16.0	$11,166.5	$(747.9)	(6.7)
Gross profit	$1,201.6	$584.1	$617.5	105.7	$503.9	$80.2	15.9
Retail vehicle unit sales	262,403	249,654	12,749	5.1	282,602	(32,948)	(11.7)
Revenue per vehicle retailed	$46,043	$41,732	$4,311	10.3	$39,513	$2,219	5.6
Gross profit per vehicle retailed	$4,579	$2,340	$2,239	95.7	$1,783	$557	31.2
Gross profit as a percentage of revenue	9.9%	5.6%			4.5%
Inventory days supply (industry standard of selling days)	9 days	42 days

	Years Ended December 31,
	2021	2020	2021 vs. 2020		2020	2019	2020 vs. 2019
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$11,989.1	$10,400.6	$1,588.5	15.3	$10,414.3	$11,046.5	$(632.2)	(5.7)
Gross profit	$1,190.3	$583.2	$607.1	104.1	$583.8	$502.1	$81.7	16.3
Retail vehicle unit sales	260,546	249,058	11,488	4.6	249,595	278,666	(29,071)	(10.4)
Revenue per vehicle retailed	$46,015	$41,760	$4,255	10.2	$41,725	$39,641	$2,084	5.3
Gross profit per vehicle retailed	$4,568	$2,342	$2,226	95.0	$2,339	$1,802	$537	29.8
Gross profit as a percentage of revenue	9.9%	5.6%			5.6%	4.5%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $92.6 million, $18.0 million, and $120.0 million in new vehicle revenue and $11.3 million, $0.9 million, and $1.8 million in new vehicle gross profit for 2021, 2020, and 2019, respectively, is related to acquisition and divestiture activity, as well as new add-point openings, as applicable in a given year.
2021 compared to 2020
Same store new vehicle revenue increased during 2021, as compared to 2020, due to increases in same store revenue PVR and same store unit volume. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Same store unit volume in the current year benefited from an increase in customer demand, partially offset by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during 2021, as compared to 2020, primarily due to strong demand and reduced availability of new vehicle inventory.

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

	Years Ended December 31,
($ in millions)	2021	2020	Variance 2021 vs. 2020	2019	Variance 2020 vs. 2019
Floorplan assistance	$121.4	$110.7	$10.7	$111.8	$(1.1)
New vehicle floorplan interest expense	(22.3)	(58.0)	35.7	(128.1)	70.1
Net new vehicle inventory carrying benefit (cost)	$99.1	$52.7	$46.4	$(16.3)	$69.0
2021 compared to 2020
The net new vehicle inventory carrying benefit increased during 2021, as compared to the same period in 2020, due to a decrease in floorplan interest expense and an increase in floorplan assistance. Floorplan interest expense decreased due to lower average floorplan balances and lower average interest rates. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Floorplan assistance increased due to increases in unit volume and the average floorplan assistance rate per unit.

Used Vehicle

	Years Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions, except per vehicle data)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$8,062.4	$5,260.5	$2,801.9	53.3	$5,160.3	$100.2	1.9
Wholesale revenue	576.4	340.8	235.6	69.1	306.2	34.6	11.3
Total revenue	$8,638.8	$5,601.3	$3,037.5	54.2	$5,466.5	$134.8	2.5
Retail gross profit	$622.3	$414.5	$207.8	50.1	$346.8	$67.7	19.5
Wholesale gross profit	65.8	44.5	21.3		21.2	23.3
Total gross profit	$688.1	$459.0	$229.1	49.9	$368.0	$91.0	24.7
Retail vehicle unit sales	304,364	241,182	63,182	26.2	246,113	(4,931)	(2.0)
Revenue per vehicle retailed	$26,489	$21,811	$4,678	21.4	$20,967	$844	4.0
Gross profit per vehicle retailed	$2,045	$1,719	$326	19.0	$1,409	$310	22.0
Gross profit as a percentage of retail revenue	7.7%	7.9%			6.7%
Inventory days supply (trailing calendar month days)	40 days	39 days

	Years Ended December 31,
	2021	2020	2021 vs. 2020		2020	2019	2020 vs. 2019
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$7,965.2	$5,249.9	$2,715.3	51.7	$5,257.6	$5,096.6	$161.0	3.2
Wholesale revenue	572.6	340.3	232.3	68.3	340.7	302.3	38.4	12.7
Total revenue	$8,537.8	$5,590.2	$2,947.6	52.7	$5,598.3	$5,398.9	$199.4	3.7
Retail gross profit	$614.7	$413.7	$201.0	48.6	$414.7	$344.5	$70.2	20.4
Wholesale gross profit	67.0	44.6	22.4		44.6	21.7	22.9
Total gross profit	$681.7	$458.3	$223.4	48.7	$459.3	$366.2	$93.1	25.4
Retail vehicle unit sales	300,689	240,411	60,278	25.1	241,048	242,146	(1,098)	(0.5)
Revenue per vehicle retailed	$26,490	$21,837	$4,653	21.3	$21,811	$21,048	$763	3.6
Gross profit per vehicle retailed	$2,044	$1,721	$323	18.8	$1,720	$1,423	$297	20.9
Gross profit as a percentage of retail revenue	7.7%	7.9%			7.9%	6.8%

The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $97.2 million, $10.6 million, and $63.7 million in retail used vehicle revenue and $7.6 million, $0.8 million, and $2.3 million in retail used vehicle gross profit for 2021, 2020, and 2019, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores, as applicable in a given year.

2021 compared to 2020
Same store retail used vehicle revenue increased during 2021, as compared to 2020, due to increases in same store revenue PVR and same store unit volume. Same store unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Market demand for used vehicles in the current year continued to increase due in part to decreased availability of new vehicles.
Same store revenue PVR and gross profit PVR both increased during 2021, as compared to 2020, primarily due to increased demand for used vehicles and reduced availability of new vehicle inventory. In addition, same store gross profit PVR benefited from a shift in mix to trade-ins and used vehicles acquired through our “We’ll Buy Your Car” program, which both have relatively higher average gross profit PVR.

Parts & Service

	Years Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,706.6	$3,257.4	$449.2	13.8	$3,572.1	$(314.7)	(8.8)
Gross profit	$1,672.7	$1,460.8	$211.9	14.5	$1,622.6	$(161.8)	(10.0)
Gross profit as a percentage of revenue	45.1%	44.8%			45.4%

	Years Ended December 31,
			2021 vs. 2020				2020 vs. 2019
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,635.0	$3,149.1	$485.9	15.4	$3,201.1	$3,457.0	$(255.9)	(7.4)
Gross profit	$1,641.4	$1,448.6	$192.8	13.3	$1,469.7	$1,584.4	$(114.7)	(7.2)
Gross profit as a percentage of revenue	45.2%	46.0%			45.9%	45.8%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $71.6 million, $108.3 million, and $115.1 million in parts and service revenue and $31.3 million, $12.2 million, and $38.2 million in parts and service gross profit for 2021, 2020, and 2019, respectively, is related to acquisition and divestiture activity, the closure of our ACP business, and the opening of new add-points and AutoNation USA stores, as applicable in a given year.

2021 compared to 2020
During 2021, same store parts and service gross profit increased compared to the same period in 2020, primarily due to increases in gross profit associated with customer-pay service of $91.6 million, the preparation of vehicles for sale of $51.9 million, and wholesale parts sales of $26.9 million, partially offset by a decrease in gross profit associated with warranty service of $23.1 million.
Gross profit associated with customer-pay service and the preparation of vehicles for sale both benefited from an increase in repair order volume compared to the prior year, which was adversely impacted by the COVID-19 pandemic, as well as higher value repair orders. Gross profit associated with preparation of vehicles for sale also benefited from improved margin performance. Gross profit associated with wholesale parts sales benefited from an increase in volume. Gross profit associated with manufacturer warranty service was adversely impacted by a decrease in repair order volume, partially driven by a decline in units in our primary service base as a result of lower new vehicle unit sales in the current and prior year.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2021 vs. 2020			2020 vs. 2019
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$1,384.5	$1,059.3	$325.2	30.7	$1,023.3	$36.0	3.5
Gross profit per vehicle retailed	$2,443	$2,158	$285	13.2	$1,935	$223	11.5

	Years Ended December 31,
			2021 vs. 2020				2020 vs. 2019
	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2020	2019	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$1,374.5	$1,057.4	$317.1	30.0	$1,059.1	$1,012.9	$46.2	4.6
Gross profit per vehicle retailed	$2,449	$2,160	$289	13.4	$2,159	$1,945	$214	11.0

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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $10.0 million, $1.9 million, and $10.4 million for 2021, 2020, and 2019, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores, as applicable in a given year.

2021 compared to 2020
Same store finance and insurance revenue and gross profit increased during 2021, as compared to 2020, due to increases in finance and insurance gross profit PVR and vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in gross profit per transaction associated with arranging customer financing and amounts financed per transaction.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,959.9	$6,490.6	$1,469.3	22.6	$6,671.4	$(180.8)	(2.7)
Import	7,798.5	5,988.0	1,810.5	30.2	6,468.7	(480.7)	(7.4)
Premium Luxury	9,229.9	7,202.8	2,027.1	28.1	7,434.8	(232.0)	(3.1)
Total	24,988.3	19,681.4	5,306.9	27.0	20,574.9	(893.5)	(4.3)
Corporate and other	855.7	708.6	147.1	20.8	760.8	(52.2)	(6.9)
Total consolidated revenue	$25,844.0	$20,390.0	$5,454.0	26.7	$21,335.7	$(945.7)	(4.4)
Segment income(1):
Domestic	$595.8	$355.2	$240.6	67.7	$257.6	$97.6	37.9
Import	714.7	386.4	328.3	85.0	318.6	67.8	21.3
Premium Luxury	837.4	478.2	359.2	75.1	381.1	97.1	25.5
Total	2,147.9	1,219.8	928.1	76.1	957.3	262.5	27.4
Corporate and other	(270.8)	(720.4)	449.6		(272.1)	(448.3)
Floorplan interest expense	25.7	63.8	38.1		138.4	74.6
Operating income	$1,902.8	$563.2	$1,339.6	237.9	$823.6	$(260.4)	(31.6)

Retail new vehicle unit sales:
Domestic	76,211	80,687	(4,476)	(5.5)	88,404	(7,717)	(8.7)
Import	118,863	109,077	9,786	9.0	128,183	(19,106)	(14.9)
Premium Luxury	67,329	59,890	7,439	12.4	66,015	(6,125)	(9.3)
	262,403	249,654	12,749	5.1	282,602	(32,948)	(11.7)

Retail used vehicle unit sales:
Domestic	105,031	83,406	21,625	25.9	87,344	(3,938)	(4.5)
Import	103,418	82,841	20,577	24.8	86,679	(3,838)	(4.4)
Premium Luxury	83,447	66,611	16,836	25.3	64,768	1,843	2.8
	291,896	232,858	59,038	25.4	238,791	(5,933)	(2.5)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,601.8	$3,411.1	$190.7	5.6	$3,502.5	$(91.4)	(2.6)
Used vehicle	2,875.0	1,781.4	1,093.6	61.4	1,769.5	11.9	0.7
Parts and service	1007.6	891.5	116.1	13.0	959.0	(67.5)	(7.0)
Finance and insurance, net	469.1	370.5	98.6	26.6	354.6	15.9	4.5
Other	6.4	36.1	(29.7)		85.8	(49.7)
Total Revenue	$7,959.9	$6,490.6	$1,469.3	22.6	$6,671.4	$(180.8)	(2.7)
Segment income	$595.8	$355.2	$240.6	67.7	$257.6	$97.6	37.9
Retail new vehicle unit sales	76,211	80,687	(4,476)	(5.5)	88,404	(7,717)	(8.7)
Retail used vehicle unit sales	105,031	83,406	21,625	25.9	87,344	(3,938)	(4.5)

2021 compared to 2020
Domestic revenue increased during 2021, as compared to 2020, primarily due to increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume resulting from historically low new vehicle inventory levels due to manufacturer supply shortages. New and used vehicle revenue PVR and used vehicle unit volume benefited from an increase in customer demand and reduced availability of new vehicle inventory. New and used vehicle unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020.
Domestic segment income increased during 2021, as compared to 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from an increase in finance and insurance gross profit PVR and higher used vehicle unit volume. Increases to Domestic segment income were partially offset by an increase in performance-driven SG&A expenses.

Import
The Import segment operating results included the following:

	Years Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,969.8	$3,283.7	$686.1	20.9	$3,695.6	$(411.9)	(11.1)
Used vehicle	2,370.5	1,516.5	854.0	56.3	1,501.9	14.6	1.0
Parts and service	950.0	811.3	138.7	17.1	889.7	(78.4)	(8.8)
Finance and insurance, net	489.6	361.7	127.9	35.4	368.3	(6.6)	(1.8)
Other	18.6	14.8	3.8		13.2	1.6
Total Revenue	$7,798.5	$5,988.0	$1,810.5	30.2	$6,468.7	$(480.7)	(7.4)
Segment income	$714.7	$386.4	$328.3	85.0	$318.6	$67.8	21.3
Retail new vehicle unit sales	118,863	109,077	9,786	9.0	128,183	(19,106)	(14.9)
Retail used vehicle unit sales	103,418	82,841	20,577	24.8	86,679	(3,838)	(4.4)

2021 compared to 2020
Import revenue increased during 2021, as compared to 2020, primarily due to increases in new and used vehicle revenue PVR and new and used vehicle unit volume. Vehicle revenue PVR benefited from an increase in customer demand and historically low new vehicle inventory levels due to manufacturer supply shortages. Unit volume also benefited from the increase in customer demand, partially offset by the reduced availability of new vehicle inventory. Additionally, unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020.
Import segment income increased during 2021, as compared to 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from an increase in finance and insurance gross profit PVR and higher unit volume. Increases to Import segment income were partially offset by an increase in performance-driven SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$4,510.1	$3,723.8	$786.3	21.1	$3,968.4	$(244.6)	(6.2)
Used vehicle	3,067.4	2,125.9	941.5	44.3	2,045.6	80.3	3.9
Parts and service	1,246.7	1,058.1	188.6	17.8	1,136.0	(77.9)	(6.9)
Finance and insurance, net	401.0	294.7	106.3	36.1	279.2	15.5	5.6
Other	4.7	0.3	4.4		5.6	(5.3)
Total Revenue	$9,229.9	$7,202.8	$2,027.1	28.1	$7,434.8	$(232.0)	(3.1)
Segment income	$837.4	$478.2	$359.2	75.1	$381.1	$97.1	25.5
Retail new vehicle unit sales	67,329	59,890	7,439	12.4	66,015	(6,125)	(9.3)
Retail used vehicle unit sales	83,447	66,611	16,836	25.3	64,768	1,843	2.8

2021 compared to 2020
Premium Luxury revenue increased during 2021, as compared to 2020, primarily due to increases in new and used vehicle unit volume and new and used vehicle revenue PVR. Unit volume benefited from an increase in customer demand, partially offset by historically low new vehicle inventory levels due to manufacturer supply shortages. Additionally, unit volume in the prior year was significantly adversely impacted by the COVID-19 pandemic, particularly during the last two weeks of March 2020 through April 2020. Vehicle revenue PVR benefited from the increase in customer demand and the reduced availability of new vehicle inventory.
Premium Luxury segment income increased during 2021, as compared to 2020, primarily due to increases in new and used vehicle gross profit, which both benefited from increased demand and reduced availability of new vehicle inventory, and an increase in finance and insurance gross profit, which benefited from higher unit volume and an increase in finance and insurance gross profit PVR. Premium Luxury segment income also benefited from an increase in parts and service gross profit associated with customer-pay service and the preparation of vehicles for sale. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.

Corporate and other
Corporate and other results included the following:

	Years Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$325.9	$177.5	$148.4	83.6	$149.5	$28.0	18.7
Parts and service	502.3	496.5	5.8	1.2	587.4	(90.9)	(15.5)
Finance and insurance, net	24.8	32.4	(7.6)	(23.5)	21.2	11.2	52.8
Other	2.7	2.2	0.5	22.7	2.7	(0.5)	(18.5)
Revenue	$855.7	$708.6	$147.1	20.8	$760.8	$(52.2)	(6.9)
Income (loss)	$(270.8)	$(720.4)	$449.6		$(272.1)	$(448.3)
“Corporate and other” is comprised of our other businesses, including collision centers, auction operations, AutoNation USA used vehicle stores, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of December 31, 2021, we had 57 AutoNation-branded collision centers, 9 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We are planning 17 new store openings over 2021 and 2022. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.
In the third quarter of 2020, we determined to close our aftermarket collision parts (“ACP”) business by the end of 2020. In connection with the closing of the ACP business, we incurred total pre-tax charges of $36.7 million in 2020. The charges are comprised of inventory valuation adjustments, contract termination charges, accelerated depreciation and amortization, asset impairment charges, involuntary termination benefits, and other associated closing costs. See Note 17 of the Notes to Consolidated Financial Statements for additional information.
During 2020, we recorded non-cash goodwill impairment charges totaling $318.3 million, of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. We also recorded non-cash franchise rights impairment charges of $57.5 million. The non-cash goodwill impairments and franchise rights impairments are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Consolidated Statements of Income. During 2020, we recorded non-cash long-lived asset impairment charges associated with our ACP business of $11.0 million, of which $5.1 million is included in the ACP closing charges described above, and non-cash intangible asset impairment charges associated with our collision centers and ACP business of $2.4 million.

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

	Years Ended December 31,
			2021 vs. 2020			2020 vs. 2019
($ in millions)	2021	2020	Variance Favorable / (Unfavorable)	% Variance	2019	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$2,017.1	$1,573.0	$(444.1)	(28.2)	$1,634.6	$61.6	3.8
Advertising	170.3	161.7	(8.6)	(5.3)	187.8	26.1	13.9
Store and corporate overhead	688.8	687.3	(1.5)	(0.2)	736.2	48.9	6.6
Total	$2,876.2	$2,422.0	$(454.2)	(18.8)	$2,558.6	$136.6	5.3

SG&A as a % of total gross profit:
Compensation	40.7	44.1	340	bps	46.4	230	bps
Advertising	3.5	4.5	100	bps	5.3	80	bps
Store and corporate overhead	13.9	19.3	540	bps	20.9	160	bps
Total	58.1	67.9	980	bps	72.6	470	bps
2021 compared to 2020
SG&A expenses increased in 2021, as compared to 2020, primarily due to a performance-driven increase in compensation expense. Additionally, gross advertising expenses increased $11.8 million, partially offset by an increase in advertising reimbursements from manufacturers of $3.2 million. As a percentage of total gross profit, SG&A expenses decreased to 58.1% during 2021, from 67.9% in 2020, primarily due to improvements in gross profit PVR and effective cost management.
Goodwill Impairment
During the first quarter of 2020, due to the impact of the COVID-19 pandemic on our results and the decrease in our stock price and market capitalization as of March 31, 2020, we recorded non-cash goodwill impairment charges of $318.3 million. See Note 19 of the Notes to Consolidated Financial Statements for more information.
Franchise Rights Impairment
During the first quarter of 2020, we recorded non-cash franchise rights impairment charges of $57.5 million to reduce the carrying values of certain franchise rights to their estimated fair values. See Note 19 of the Notes to Consolidated Financial Statements for more information.
Other (Income) Expense, Net (Operating)
During 2021, we recognized a gain of $5.2 million related to a legal settlement and net gains of $17.6 million related to business/property divestitures, partially offset by asset impairments of $3.2 million.
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

Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $25.7 million in 2021 and $63.8 million in 2020. The decrease in floorplan interest expense of $38.1 million in 2021, as compared to 2020, was the result of lower average vehicle floorplan balances and lower average interest rates. Floorplan interest rates are variable and therefore increase and decrease with changes in the underlying benchmark interest rates.
Other Interest Expense
Other interest expense of $93.0 million in 2021 was relatively flat compared to $93.7 million in 2020.
Other Income, Net (included in Non-Operating Income)
During 2021 and 2020, we recognized net gains of $12.7 million and $12.3 million, respectively, related to increases in the cash surrender value of corporate-owned life insurance (“COLI”) held in a Rabbi Trust for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
During 2021, we sold the remaining shares of one of our minority equity investments and recorded a realized gain of $7.5 million. Additionally, as a result of changes in the fair values of the underlying securities of our other minority equity investments, we recorded an unrealized gain of $3.4 million during 2021. During 2020, we recorded a gain of $131.5 million related to one of our minority equity investments, of which $63.4 million was realized based on the shares sold during 2020 and $68.1 million was unrealized based on changes in the fair value of the shares still held as of December 31, 2020. See Note 19 of the Notes to Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 24.1% in 2021 and 30.6% in 2020. The tax rate for 2020 reflects the fact that a significant portion of the goodwill impairment charges taken in the first quarter of 2020 was not deductible for income tax purposes. See Note 12 of the Notes to Consolidated Financial Statements for more information.
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

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2021 and 2020:

(In millions)	December 31, 2021		December 31, 2020
Cash and cash equivalents	$60.4		$569.6
Revolving credit facility	$1,760.3	(1)	$1,760.3
Secured used vehicle floorplan facilities(2)	$0.1		$0.3
(1)    At December 31, 2021, we had $39.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $340.0 million commercial paper notes outstanding at December 31, 2021. See Note 9 of the Notes to Consolidated Financial Statements for additional information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes through utilization of available funds.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At December 31, 2021, surety bonds, letters of credit, and cash deposits totaled $104.8 million, including the $39.7 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
Capital Allocation
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises and new AutoNation USA used vehicle stores, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to complete acquisitions or investments, build facilities for newly awarded franchises, and/or repurchase our common stock and/or debt. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2021	2020	2019
Shares repurchased	22.3	7.2	1.3
Aggregate purchase price	$2,303.2	$382.3	$44.7
Average purchase price per share	$103.18	$52.76	$35.51
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
As of February 15, 2022 and December 31, 2021, $776.3 million and $894.6 million, respectively, remained available under our stock repurchase limit most recently authorized by our Board of Directors.

Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2021	2020	2019
Purchases of property and equipment, including operating lease buy-outs (1)	$231.9	$137.2	$257.4

(1) Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At December 31, 2021, we owned approximately 80% of our new vehicle franchise store locations with a net book value of $2.3 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $587.9 million. None of these properties are mortgaged or encumbered.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2021	2020	2019
Cash used in business acquisitions, net(1)	$(432.7)	$(0.4)	$(4.7)
Cash received from business divestitures, net	$48.7	$9.0	$115.6

(1) Excludes finance leases.
During 2021, we purchased 20 stores and 4 collision centers. We did not purchase any stores during 2020.
During 2021, we divested 3 stores and 18 collision centers. During 2020, we divested 1 store and 2 collision centers, and terminated 1 franchise.
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We are planning 17 new store openings over 2021 and 2022. We anticipate that the initial capital investment for each new store will be approximately $10 million to $12 million on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2021 and 2020:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2021	2020
3.35% Senior Notes	January 15, 2021	January 15 and July 15	$—	$300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	—
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		330.6	116.6
			2,880.6	2,116.6
Less: unamortized debt discounts and debt issuance costs			(22.2)	(14.8)
Less: current maturities			(12.2)	(309.2)
Long-term debt, net of current maturities			$2,846.2	$1,792.6
On July 29, 2021, we issued $400.0 million aggregate principal amount of 1.95% Senior Notes due 2028 and $450.0 million aggregate principal amount of 2.4% Senior Notes due 2031, which were sold at 99.805% and 99.735% of the aggregate principal amount, respectively. In January 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021.
We had $340.0 million commercial paper notes outstanding at December 31, 2021. We had no commercial paper notes outstanding at December 31, 2020.
A downgrade in our credit ratings could negatively impact the interest rate payable on our 3.5% Senior Notes, 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes and could negatively impact our ability to issue, or the interest rates for, commercial paper notes. Additionally, an increase in our leverage ratio could negatively impact the interest rates charged for borrowings under our revolving credit facility.
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
As of December 31, 2021, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2021, our leverage ratio and capitalization ratio were as follows:

	December 31, 2021
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.48x
Capitalization ratio	≤ 70.0%	52.7%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2021	2020
Vehicle floorplan payable - trade	$489.9	$1,541.7
Vehicle floorplan payable - non-trade	967.7	1,218.2
Vehicle floorplan payable	$1,457.6	$2,759.9
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
Our vehicle floorplan facilities currently primarily utilize LIBOR-based interest rates. In connection with global reference rate reform initiatives, particularly related to LIBOR, in October 2021, we began modifying our floorplan agreements to replace the reference rate from LIBOR to an alternative reference rate. The floorplan agreement modifications will be accounted for by prospectively adjusting the effective interest rate in accordance with accounting standards. We do not expect the change from LIBOR to an alternative reference rate to have a material impact on our annual floorplan interest expense. See Note 5 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2021	2020	2019
Net cash provided by operating activities	$1,627.7	$1,207.6	$769.2
Net cash used in investing activities	$(460.3)	$(73.7)	$(115.8)
Net cash used in financing activities	$(1,676.5)	$(606.7)	$(660.3)
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
2021 compared to 2020
Net cash provided by operating activities increased during 2021, as compared to 2020, primarily due to an increase in earnings, partially offset by an increase in working capital requirements.

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
2021 compared to 2020
Net cash used in investing activities increased during 2021, as compared to 2020, primarily due to an increase in cash used in business acquisitions and an increase in purchases of property and equipment, partially offset by a decrease in investments made in equity securities, an increase in cash received from divestitures, and an increase in proceeds from assets held for sale.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and proceeds from stock option exercises.
2021 compared to 2020
During 2021, we repurchased 22.3 million shares of common stock for an aggregate purchase price of $2.3 billion (average purchase price per share of $103.18). During 2020, we repurchased 7.2 million shares of our common stock for an aggregate purchase price of $382.3 million (average purchase price per share of $52.76), including repurchases for which settlement occurred subsequent to December 31, 2020.
During 2021, we had no borrowings or repayments under our revolving credit facility. During 2020, we borrowed $1.1 billion and repaid $1.1 billion under our revolving credit facility.
During 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021 and issued $400.0 million aggregate principal amount of 1.95% Senior Notes due 2028 and $450.0 million aggregate principal amount of 2.4% Senior Notes due 2031. Cash flows from financing activities during 2021, reflect cash payments of $8.0 million for debt issuance costs associated with the senior note issuances that are being amortized to interest expense over the terms of the related senior notes.
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
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $340.0 million during 2021 compared to net repayments of $170.0 million during 2020.

Material Cash Requirements
The following table summarizes our current and long-term material cash requirements as of December 31, 2021. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2022)	1 - 3 Years (2023 and 2024)	3 - 5 Years (2025 and 2026)	More Than 5 Years (2027 and thereafter)
Vehicle floorplan payable (Note 5)(1)	$1,457.6	$1,457.6	$—	$—	$—
Long-term debt, including finance leases (Note 9)(1)(2)	2,880.6	12.2	474.2	477.3	1,916.9
Commercial paper (Note 9)(1)	340.0	340.0	—	—	—
Interest payments(3)	683.4	102.1	202.7	148.8	229.8
Operating lease and other commitments (Note 8)(1)(4)	406.4	51.7	81.5	66.9	206.3
Unrecognized tax benefits, net (Note 12)(1)	12.4	—	4.3	8.1	—
Deferred compensation obligations(5)	117.2	5.3	—	—	111.9
Estimated chargeback liability (Note 10)(1)(6)	171.0	91.6	67.8	11.3	0.3
Estimated self-insurance obligations (Note 11)(1)(7)	95.8	44.6	29.2	12.1	9.9
Purchase obligations and other commitments(8)	234.5	159.2	44.2	22.6	8.5
Total	$6,398.9	$2,264.3	$903.9	$747.1	$2,483.6
(1)See Notes to Consolidated Financial Statements.
(2)Amounts for long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $5.2 million or debt issuance costs of $17.0 million.
(3)Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes and finance leases. Estimates of future interest payments for vehicle floorplan payables and commercial paper are excluded due to the short-term nature of these facilities.
(4)Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2021, these charges totaled approximately $23 million. Additionally, operating leases that are on a month-to-month basis are not included.
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
(8)Primarily represents purchase orders and contracts in connection with real estate construction projects and information technology and communication systems.
We expect that the amounts above will be funded through cash flows from operations or borrowings under our commercial paper program or credit agreement. In the case of payments due upon the maturity of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2021, surety bonds, letters of credit, and cash deposits totaled $104.8 million, of which $39.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 12 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, the actions we are taking in response to the COVID-19 pandemic, our strategic initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores, our investments in digital and online capabilities, and other strategic initiatives, and other statements regarding our expectations for the future performance of our business and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
•We are investing significantly in various strategic initiatives, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.

•If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed.
•The carrying value of our minority equity investment that does not have a readily determinable fair value is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
•New laws, regulations, or governmental policies in response to climate change, including fuel economy and greenhouse gas emission standards, or changes to existing standards, could adversely impact our business, results of operations, financial condition, cash flow, and prospects.
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
•Natural disasters and adverse weather events, including the effects of climate change, can disrupt our business.
Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on the following social media channels:
•AutoNation’s Twitter feed (www.twitter.com/autonation)
•Mike Manley’s Twitter feed (www.twitter.com/CEOMikeManley)
The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in AutoNation to review the information that we post on these social media channels. These channels may be updated from time to time on AutoNation’s investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have market risk exposure on various instruments that are based on variable interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions.
We had $1.5 billion of variable rate vehicle floorplan payable at December 31, 2021, and $2.8 billion at December 31, 2020. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $14.6 million in 2021 and $27.6 million in 2020 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $340.0 million of commercial paper notes outstanding at December 31, 2021. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.4 million in 2021. We had no commercial paper notes outstanding at December 31, 2020.
Our fixed rate long-term debt, consisting of amounts outstanding under senior unsecured notes and finance lease and other debt obligations, totaled $2.9 billion and had a fair value of $3.0 billion as of December 31, 2021, and totaled $2.1 billion and had a fair value of $2.3 billion as of December 31, 2020.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of franchise rights
As described in Notes 7 to the consolidated financial statements, the franchise rights balance as of December 31, 2021 was $727.5 million. The Company performs franchise rights impairment testing annually or more frequently when events or changes indicate that impairment may have occurred. During the fiscal year ended December 31, 2021, the Company performed a quantitative impairment analysis of its franchise rights. As described in Note 15 to the consolidated financial statements, the Company completed its acquisitions for an aggregate purchase price of $432.7 million during the fiscal year ended December 31, 2021. As a result of the acquisitions, management was required to estimate fair values of the assets acquired and liabilities assumed, including franchise rights, which were identifiable intangible assets.

We identified the assessment of the fair values of franchise rights for (1) stores included in the annual impairment test, and (2) certain stores acquired during the fiscal year ended December 31, 2021 as a critical audit matter. We performed sensitivity analyses as a risk assessment procedure over assumptions used to estimate the fair value of the franchise rights and determined the forecasted revenue growth rates, the forecasted margin rates and the discount rates represented the significant assumptions. A higher degree of auditor judgment was required to evaluate the Company’s estimated forecasted revenue growth rates and margin rates used to determine the fair value of franchise rights. Valuation professionals with specialized skills and knowledge were required to evaluate the determination of the discount rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process to determine the fair value of the franchise rights, including controls over the:
•development of the forecasted revenue growth rates and the forecasted margin rates
•selection of the discount rate assumptions.
We evaluated the Company’s forecasted revenue growth rates by comparing the growth assumptions to market data, such as industry forecasted growth rates and historical actual growth for similar store brands in the market. We evaluated the Company’s forecasted margin rates by comparing them to historical margins for similar brand stores in the market. We compared the Company’s historical revenue growth and margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management in the valuations by comparing them against independently developed discount rates using publicly available market data for comparable entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.

Fort Lauderdale, Florida
February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired stores and collision centers during the third and fourth quarters of 2021, which management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Those stores and collision centers represented less than 6.7% of total assets and less than 0.7% of total revenue in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of those stores and collision centers.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Fort Lauderdale, Florida
February 17, 2022

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.4	$569.6
Receivables, net	730.0	845.2
Inventory	1,847.9	2,598.5
Other current assets	173.4	139.4
Total Current Assets	2,811.7	4,152.7
PROPERTY AND EQUIPMENT, NET	3,419.5	3,138.1
OPERATING LEASE ASSETS	284.0	309.5
GOODWILL	1,235.3	1,185.0
OTHER INTANGIBLE ASSETS, NET	743.5	521.5
OTHER ASSETS	449.6	580.4
Total Assets	$8,943.6	$9,887.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$489.9	$1,541.7
Vehicle floorplan payable - non-trade	967.7	1,218.2
Accounts payable	395.9	335.2
Commercial paper	340.0	—
Current maturities of long-term debt	12.2	309.2
Accrued payroll and benefits	279.9	225.8
Other current liabilities	574.2	535.8
Total Current Liabilities	3,059.8	4,165.9
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,846.2	1,792.6
NONCURRENT OPERATING LEASE LIABILITIES	260.1	286.5
DEFERRED INCOME TAXES	78.2	95.9
OTHER LIABILITIES	322.3	310.6
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 86,562,149 shares issued at December 31, 2021, and 102,562,149 shares issued at December 31, 2020, including shares held in treasury	0.8	1.0
Additional paid-in capital	3.2	53.1
Retained earnings	4,639.9	4,069.4
Treasury stock, at cost; 23,951,543 and 19,078,620 shares held, respectively	(2,266.9)	(887.8)
Total Shareholders’ Equity	2,377.0	3,235.7
Total Liabilities and Shareholders’ Equity	$8,943.6	$9,887.2

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2021	2020	2019
Revenue:
New vehicle	$12,081.7	$10,418.6	$11,166.5
Used vehicle	8,638.8	5,601.3	5,466.5
Parts and service	3,706.6	3,257.4	3,572.1
Finance and insurance, net	1,384.5	1,059.3	1,023.3
Other	32.4	53.4	107.3
TOTAL REVENUE	25,844.0	20,390.0	21,335.7
Cost of Sales:
New vehicle	10,880.1	9,834.5	10,662.6
Used vehicle	7,950.7	5,142.3	5,098.5
Parts and service	2,033.9	1,796.6	1,949.5
Other	26.7	50.2	102.1
TOTAL COST OF SALES (excluding depreciation shown below)	20,891.4	16,823.6	17,812.7
Gross Profit:
New vehicle	1,201.6	584.1	503.9
Used vehicle	688.1	459.0	368.0
Parts and service	1,672.7	1,460.8	1,622.6
Finance and insurance	1,384.5	1,059.3	1,023.3
Other	5.7	3.2	5.2
TOTAL GROSS PROFIT	4,952.6	3,566.4	3,523.0
Selling, general, and administrative expenses	2,876.2	2,422.0	2,558.6
Depreciation and amortization	193.3	198.9	180.5
Goodwill impairment	—	318.3	—
Franchise rights impairment	—	57.5	9.6
Other (income) expense, net	(19.7)	6.5	(49.3)
OPERATING INCOME	1,902.8	563.2	823.6
Non-operating income (expense) items:
Floorplan interest expense	(25.7)	(63.8)	(138.4)
Other interest expense	(93.0)	(93.7)	(106.7)
Other income, net	24.3	144.4	34.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,808.4	550.1	612.6
Income tax provision	435.1	168.3	161.8
NET INCOME FROM CONTINUING OPERATIONS	1,373.3	381.8	450.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.2)	(0.8)
NET INCOME	$1,373.0	$381.6	$450.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$18.51	$4.32	$5.00
Discontinued operations	$—	$—	$(0.01)
Net income	$18.50	$4.32	$4.99
Weighted average common shares outstanding	74.2	88.3	90.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$18.31	$4.30	$4.98
Discontinued operations	$—	$—	$(0.01)
Net income	$18.31	$4.30	$4.97
Weighted average common shares outstanding	75.0	88.7	90.5
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	62.6	83.5	89.3
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	102,562,149	$1.0	$20.8	$3,238.3	$(544.1)	$2,716.0
Net income	—	—	—	450.0	—	450.0
Repurchases of common stock	—	—	—	—	(44.7)	(44.7)
Stock-based compensation expense	—	—	31.1	—	—	31.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(16.0)	—	25.7	9.7
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net income	—	—	—	381.6		381.6
Repurchases of common stock	—	—	—	—	(382.3)	(382.3)
Stock-based compensation expense	—	—	30.2	—	—	30.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(13.0)	—	57.6	44.6
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)	—	(0.5)
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	1,373.0	—	1,373.0
Repurchases of common stock	—	—	—	—	(2,303.2)	(2,303.2)
Treasury stock cancellation	(16,000,000)	(0.2)	(40.6)	(797.2)	838.0	—
Stock-based compensation expense	—	—	35.0	—	—	35.0
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(44.3)	(5.3)	86.1	36.5
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2021	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$1,373.0	$381.6	$450.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.3	0.2	0.8
Depreciation and amortization	193.3	198.9	180.5
Amortization of debt issuance costs and accretion of debt discounts	4.9	4.7	5.2
Stock-based compensation expense	35.0	30.2	31.1
Deferred income tax provision (benefit)	(17.4)	(38.9)	45.8
Net gain on asset sales and dispositions	(18.1)	(7.9)	(44.9)
Goodwill impairment	—	318.3	—
Franchise rights impairment	—	57.5	9.6
Other non-cash impairment charges	3.2	14.7	2.2
Gain on equity investments	(10.9)	(131.5)	(25.7)
Other	(13.3)	(11.0)	(6.8)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	114.9	70.0	56.2
Inventory	800.4	703.6	296.0
Other assets	92.2	85.6	49.5
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade	(1,059.7)	(579.3)	(240.6)
Accounts payable	57.2	47.7	(17.6)
Other liabilities	73.0	63.2	(22.1)
Net cash provided by continuing operations	1,628.0	1,207.6	769.2
Net cash used in discontinued operations	(0.3)	—	—
Net cash provided by operating activities	1,627.7	1,207.6	769.2
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(215.7)	(156.0)	(269.3)
Proceeds from the disposal of assets held for sale	37.1	16.4	38.0
Insurance recoveries on property and equipment	2.0	1.9	3.5
Cash used in business acquisitions, net of cash acquired	(432.7)	(0.4)	(4.7)
Cash received from business divestitures, net of cash relinquished	48.7	9.0	115.6
Proceeds from the sale of equity securities	109.4	105.4	—
Investment in equity securities	(5.5)	(50.0)	—
Other	(3.6)	—	1.1
Net cash used in continuing operations	(460.3)	(73.7)	(115.8)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(460.3)	(73.7)	(115.8)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2021	2020	2019
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(2,318.2)	(367.2)	(44.7)
Proceeds from 1.95% Senior Notes due 2028	399.2	—	—
Proceeds from 2.4% Senior Notes due 2031	448.8	—	—
Proceeds from 4.75% Senior Notes due 2030	—	497.4	—
Payment of 3.35% Senior Notes due 2021	(300.0)	—	—
Payment of 5.5% Senior Notes due 2020	—	(350.0)	—
Proceeds from revolving credit facilities	—	1,110.0	—
Payments of revolving credit facilities	—	(1,110.0)	—
Net proceeds from (payments of) commercial paper	340.0	(170.0)	(460.0)
Payment of debt issuance costs	(8.0)	(11.0)	—
Net payments of vehicle floorplan payable - non-trade	(263.9)	(233.3)	(134.3)
Payments of other debt obligations	(10.9)	(17.2)	(31.0)
Proceeds from the exercise of stock options	54.5	52.7	12.7
Payments of tax withholdings for stock-based awards	(18.0)	(8.1)	(3.0)
Net cash used in continuing operations	(1,676.5)	(606.7)	(660.3)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	(1,676.5)	(606.7)	(660.3)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(509.1)	527.2	(6.9)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of year	569.7	42.5	49.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of year	$60.6	$569.7	$42.5

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2021, we owned and operated 339 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 90% of the new vehicles that we sold in 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). As of December 31, 2021, we also owned and operated 57 AutoNation-branded collision centers, 9 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information. We had assets held for sale in continuing operations of $53.3 million at December 31, 2021, and $25.5 million at December 31, 2020. We had assets held for sale in discontinued operations of $1.1 million at December 31, 2021, and $8.0 million at December 31, 2020.
See Note 19 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2021 and 2020.
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
During 2021, we did not record any goodwill or franchise rights impairment charges. During 2020, we recorded $318.3 million of goodwill impairment charges and $57.5 million of franchise rights impairment charges. These non-cash impairment charges are reflected as Goodwill Impairment and Franchise Rights Impairment, respectively, in the accompanying Consolidated Statements of Income.
See Note 7 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 19 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, assets held for sale in continuing operations and discontinued operations, prepaid expenses, contract assets, and deposits.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, and investments in equity securities.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for sales taxes, the current portions of finance and insurance chargeback liabilities, operating lease liabilities, contract liabilities, and deferred revenue, customer deposits, accrued expenses, and accrued interest payable.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, finance and insurance chargeback liabilities, contract liabilities, and self-insurance liabilities.
Employee Savings Plans
We offer a 401(k) plan to all of our associates and provided a matching contribution to certain associates that participate in the plan of $14.3 million in 2021, $4.5 million in 2020, and $15.0 million in 2019. Effective in April 2020, we suspended matching contributions to the 401(k) plan in light of the uncertain economic conditions resulting from the COVID-19 pandemic. A matching contribution to the 401k plan was reinstated effective January 2021. Employer matching contributions are subject to a three-year graded vesting period for associates hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for associates hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain associates and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. Effective in January 2021, we suspended matching contributions to the Plan, which were reinstated effective January 2022. We provided a matching contribution to employee participants in the Plan of $1.5 million for 2020 and $1.4 million for 2019. One-third of the matching contribution is vested and credited to participants on the first day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. The balances due to participants in the Plan were $117.2 million as of December 31, 2021, and $99.8 million as of December 31, 2020, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $170.3 million in 2021, $161.7 million in 2020, and $187.8 million in 2019, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $51.4 million in 2021, $48.2 million in 2020, and $59.8 million in 2019. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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

	Year Ended December 31, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,601.8	$3,969.8	$4,510.1	$—	$12,081.7
Used vehicle	2,875.0	2,370.5	3,067.4	325.9	8,638.8
Parts and service	1,007.6	950.0	1,246.7	502.3	3,706.6
Finance and insurance, net	469.1	489.6	401.0	24.8	1,384.5
Other	6.4	18.6	4.7	2.7	32.4
	$7,959.9	$7,798.5	$9,229.9	$855.7	$25,844.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$7,260.7	$7,079.0	$8,197.6	$535.6	$23,072.9
Goods and services transferred over time(2)	699.2	719.5	1,032.3	320.1	2,771.1
	$7,959.9	$7,798.5	$9,229.9	$855.7	$25,844.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$93.8	$33.3	$44.4	$16.1
We also recognize revenue, net of estimated chargebacks, for commissions earned by us for the transfer of financial assets when we arrange installment loans and leases with third-party lenders in connection with customer vehicle purchases.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table provides the balances at December 31 of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	2021	2020	2019
Receivables from contracts with customers, net	$539.9	$595.0	$662.0
Contract Asset (Current)	$30.4	$25.7	$26.7
Contract Asset (Long-Term)	$14.2	$10.2	$7.0
Contract Liability (Current)	$33.6	$32.5	$32.6
Contract Liability (Long-Term)	$60.5	$56.0	$57.7
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

	2021	2020	2019
Amounts included in contract liability at the beginning of the period	$32.1	$31.0	$35.1
Performance obligations satisfied in previous periods	$19.4	$19.0	$9.3
Other significant changes include contract assets reclassified to receivables of $25.0 million during 2021 and $26.1 million in 2020.
Contract Costs
For sales commissions incurred related to sales of vehicles and sales of finance and insurance products for which we act as agent, we have elected as a practical expedient to not capitalize the incremental costs to obtain those contracts since they are point-of-sale transactions and the amortization period would be immediate.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Sales commissions and third-party administrator fees incurred related to sales of VCP products are capitalized since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. We had capitalized costs incurred to obtain or fulfill a VCP contract with a customer of $9.4 million as of December 31, 2021 and $9.0 million at December 31, 2020. We amortized $3.8 million and $3.5 million of these capitalized costs during 2021 and 2020, respectively.

3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested RSU awards.
The following table presents the calculation of basic and diluted EPS:

	2021	2020	2019
Net income from continuing operations	$1,373.3	$381.8	$450.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.2)	(0.8)
Net income	$1,373.0	$381.6	$450.0

Basic weighted average common shares outstanding	74.2	88.3	90.1
Dilutive effect of stock options and unvested RSUs	0.8	0.4	0.4
Diluted weighted average common shares outstanding	75.0	88.7	90.5

Basic EPS amounts(1):
Continuing operations	$18.51	$4.32	$5.00
Discontinued operations	$—	$—	$(0.01)
Net income	$18.50	$4.32	$4.99

Diluted EPS amounts(1):
Continuing operations	$18.31	$4.30	$4.98
Discontinued operations	$—	$—	$(0.01)
Net income	$18.31	$4.30	$4.97
(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	2021	2020	2019
Anti-dilutive equity instruments excluded from the computation of diluted EPS	—	1.7	2.4

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, at December 31 are as follows:

	2021	2020
Contracts-in-transit and vehicle receivables	$347.4	$445.8
Trade receivables	162.6	138.0
Manufacturer receivables	148.4	210.0
Other	77.0	55.1
	735.4	848.9
Less: allowances for expected credit losses	(5.4)	(3.7)
Receivables, net	$730.0	$845.2

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

5. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2021	2020
New vehicles	$515.1	$1,761.9
Used vehicles	1,109.3	648.4
Parts, accessories, and other	223.5	188.2
Inventory	$1,847.9	$2,598.5

The components of vehicle floorplan payables at December 31 are as follows:

	2021	2020
Vehicle floorplan payable - trade	$489.9	$1,541.7
Vehicle floorplan payable - non-trade	967.7	1,218.2
Vehicle floorplan payable	$1,457.6	$2,759.9
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
At December 31, 2021, most of our new vehicle floorplan facilities utilized LIBOR-based interest rates and a smaller portion utilized Prime-based interest rates. Our new vehicle floorplan outstanding had a weighted-average annual interest rate of 1.6% at December 31, 2021, and 1.6% at December 31, 2020. At December 31, 2021, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $0.9 billion had been borrowed.
At December 31, 2021, our used vehicle floorplan facilities utilized LIBOR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average annual interest rate of 1.8% at December 31, 2021, and 1.8% at December 31, 2020. At December 31, 2021, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $592.0 million, of which $581.4 million had been borrowed. The remaining borrowing capacity of $10.6 million was limited to $0.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2021	2020
Land	$1,471.8	$1,417.4
Buildings and improvements	2,466.0	2,333.3
Furniture, fixtures, and equipment	1,262.9	1,040.3
	5,200.7	4,791.0
Less: accumulated depreciation and amortization	(1,781.2)	(1,652.9)
Property and equipment, net	$3,419.5	$3,138.1

We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $0.8 million in 2021, $0.6 million in 2020, and $1.3 million in 2019.

7. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2021	2020
Goodwill	$1,235.3	$1,185.0

Franchise rights - indefinite-lived	$727.5	$509.0
Other intangible assets	24.0	19.6
	751.5	528.6
Less: accumulated amortization	(8.0)	(7.1)
Intangible assets, net	$743.5	$521.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, were as follows:

	Domestic	Import	Premium Luxury	Collision Centers	Parts Centers	Corporate & Other	Consolidated
Balance as of January 1, 2020
Goodwill	$367.3	$498.9	$714.9	$41.7	$19.1	$1,470.0	$3,111.9
Accumulated impairment losses	(140.0)	—	—	—	—	(1,470.0)	(1,610.0)
	227.3	498.9	714.9	41.7	19.1	—	1501.9
Acquisitions, dispositions, and other adjustments, net (1)	(0.1)	1.7	(0.3)	(0.1)	0.2	—	1.4
Impairment	—	—	(257.4)	(41.6)	(19.3)	—	(318.3)
Balance as of December 31, 2020
Goodwill	367.2	500.6	714.6	41.6	19.3	1,470.0	3,113.3
Accumulated impairment losses	(140.0)	—	(257.4)	(41.6)	(19.3)	(1,470.0)	(1,928.3)
	227.2	500.6	457.2	—	—	—	1,185.0
Acquisitions, dispositions, and other adjustments, net (1)	1.5	17.3	26.9	4.6	—	—	50.3
Balance as of December 31, 2021
Goodwill	368.7	517.9	741.5	46.2	19.3	1,470.0	3,163.6
Accumulated impairment losses	(140.0)	—	(257.4)	(41.6)	(19.3)	(1,470.0)	(1,928.3)
	$228.7	$517.9	$484.1	$4.6	$—	$—	$1,235.3
(1)    Includes amounts reclassified to held for sale and related adjustments, which are presented in Other Current Assets in our Consolidated Balance Sheet as of period end.
See Note 19 of the Notes to Consolidated Financial Statements for more information about our goodwill impairment test.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2021, we had $727.5 million of franchise rights recorded on our Consolidated Balance Sheet, of which $137.7 million was related to Domestic stores, $143.8 million was related to Import stores, and $446.0 million was related to Premium Luxury stores.
See Note 19 of the Notes to Consolidated Financial Statements for more information about our franchise rights impairment tests.

8.     LEASES
General description
The significant majority of leases that we enter into are for real estate. We lease numerous facilities relating to our operations, including primarily for automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, offices, and our corporate headquarters. Leases for real property generally have terms ranging from 1 to 25 years. We also lease various types of equipment, including security cameras, diagnostic equipment, copiers, key-cutting machines, and postage machines, among others. Equipment leases generally have terms

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ranging from 1 to 5 years. In addition, we lease certain vehicles from vehicle manufacturers to provide our service customers with the use of a vehicle while their vehicles are being serviced at our dealerships. These service loaner vehicle leases generally have terms ranging from 6 to 18 months, and we typically purchase the service loaner vehicles at the end of the lease.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present information about our ROU assets, lease liabilities, total lease costs, cash flows arising from lease transactions, and other supplemental information for the years ended December 31, 2021 and 2020:

Leases	Classification	2021	2020
Assets
Operating	Operating Lease Assets	$284.0	$309.5
Finance	Property and Equipment, Net and Other Assets	312.3	102.9
Total right-of-use assets		$596.3	$412.4

Liabilities
Current
Operating	Other Current Liabilities	$37.8	$38.4
Finance	Current Maturities of Long-Term Debt and Vehicle Floorplan Payable - Trade	27.0	27.2
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	260.1	286.5
Finance	Long-Term Debt, Net of Current Maturities	318.6	107.1
Total lease liabilities		$643.5	$459.2

Lease Term and Discount Rate	2021	2020
Weighted average remaining lease term
Operating	12 years	12 years
Finance	17 years	14 years
Weighted-average discount rate
Operating	5.09%	5.17%
Finance	4.15%	6.46%

Lease cost	Classification	2021	2020
Operating lease cost	Selling, general, and administrative expenses	$54.8	$58.3
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	12.5	9.8
Interest on lease liabilities	Other interest expense and floorplan interest expense	8.0	6.9
Short-term lease cost (1)	Selling, general, and administrative expenses	8.8	7.3
Variable lease cost	Selling, general, and administrative expenses	10.6	7.7
Sublease income	Selling, general, and administrative expenses	(0.9)	(0.5)
Net lease cost		$93.8	$89.5

(1) Includes leases with a term of one month or less.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$55.3	$57.0
Operating cash flows from finance leases (1)	$38.1	$38.5
Financing cash flows from finance leases	$8.5	$15.0
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$13.5	$16.8
Finance lease liabilities	$249.4	$57.6

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Year ending December 31,
2022	$51.7	$39.3
2023	43.9	23.6
2024	37.6	23.7
2025	35.4	24.0
2026	31.5	24.3
Thereafter	206.3	333.0
Total lease payments	406.4	467.9
Less: interest	(108.5)	(122.3)
Present value of lease liabilities	$297.9	$345.6

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9. LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2021	2020
3.35% Senior Notes	January 15, 2021	January 15 and July 15	$—	$300.0
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	—
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		330.6	116.6
			2,880.6	2,116.6
Less: unamortized debt discounts and debt issuance costs			(22.2)	(14.8)
Less: current maturities			(12.2)	(309.2)
Long-term debt, net of current maturities			$2,846.2	$1,792.6

At December 31, 2021, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2022	$12.2
2023	11.9
2024	462.3
2025	463.2
2026	14.1
Thereafter	1,916.9
$2,880.6
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
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

cumulative amount of any outstanding letters of credit, which was $39.7 million at December 31, 2021, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2021.
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
Other Long-Term Debt
At December 31, 2021, we had finance leases and other debt obligations of $330.6 million, which are due at various dates through 2041. See Note 8 of the Notes to Consolidated Financial Statements for more information related to finance lease obligations.
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
At December 31, 2021, we had $340.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 0.47% and a weighted-average remaining term of 10 days. We had no commercial paper notes outstanding at December 31, 2020.

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

	2021	2020	2019
Balance - January 1	$142.1	$134.5	$128.1
Add: Provisions	168.9	118.1	108.6
Deduct: Chargebacks	(140.0)	(110.5)	(102.2)
Balance - December 31	$171.0	$142.1	$134.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. SELF-INSURANCE
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation.
At December 31, 2021 and 2020, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2021	2020
Self-insurance - current portion	$44.6	$35.4
Self-insurance - long-term portion	51.2	47.0
Total self-insurance liabilities	$95.8	$82.4

12. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2021	2020	2019
Current:
Federal	$374.2	$168.9	$86.0
State	78.5	37.4	29.4
Federal and state deferred	(17.2)	(39.0)	45.8
Change in valuation allowance, net	(0.2)	0.3	0.2
Adjustments and settlements	(0.2)	0.7	0.4
Income tax provision	$435.1	$168.3	$161.8

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2021	%	2020	%	2019	%
Income tax provision at statutory rate	$379.8	21.0	$115.5	21.0	$128.7	21.0
Impact of goodwill impairment	—	—	21.4	3.9	—	—
Other non-deductible expenses, net	(1.2)	(0.1)	8.2	1.5	10.3	1.7
State income taxes, net of federal benefit	60.7	3.4	24.3	4.4	25.7	4.2
	439.3	24.3	169.4	30.8	164.7	26.9
Change in valuation allowance, net	(0.2)	—	0.3	0.1	0.2	—
Adjustments and settlements	(0.2)	—	0.7	0.1	0.4	0.1
Federal and state tax credits	(1.0)	—	(0.7)	(0.1)	(0.9)	(0.2)
Other, net	(2.8)	(0.2)	(1.4)	(0.3)	(2.6)	(0.4)
Income tax provision	$435.1	24.1	$168.3	30.6	$161.8	26.4

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2021	2020
Deferred income tax assets:
Inventory	$20.8	$20.2
Receivable allowances	1.2	1.0
Warranty, chargeback, and self-insurance liabilities	61.9	53.1
Other accrued liabilities	31.5	31.5
Deferred compensation	28.7	24.4
Stock-based compensation	7.0	10.6
Lease liabilities	142.2	80.8
Loss carryforwards— state	6.2	6.8
Other, net	5.3	4.6
Total deferred income tax assets	304.8	233.0
Valuation allowance	(4.6)	(4.8)
Deferred income tax assets, net of valuation allowance	300.2	228.2
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(237.9)	(219.6)
Investments - unrealized appreciation	(0.9)	(19.5)
Right-of-use assets	(131.4)	(75.0)
Other, net	(8.2)	(10.0)
Total deferred income tax liabilities	(378.4)	(324.1)
Net deferred income tax liabilities	$(78.2)	$(95.9)
Our net deferred tax liability of $78.2 million as of December 31, 2021, and $95.9 million as of December 31, 2020, is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes payable included in Other Current Liabilities totaled $6.9 million at December 31, 2021 and $13.3 million at December 31, 2020.
At December 31, 2021, we had $94.3 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $1.6 million of state tax credits, all of which result in a deferred tax asset of $6.2 million and expire from 2022 through 2041.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2021, we had $4.6 million of valuation allowance related to state net operating loss carryforwards. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at January 1	$7.0	$5.3	$4.3
Additions based on tax positions related to the current year	—	0.4	—
Additions for tax positions of prior years	0.8	1.6	1.4
Reductions for tax positions of prior years	—	—	—
Reductions for expirations of statute of limitations	(0.9)	(0.3)	(0.4)
Settlements	—	—	—
Balance at December 31	$6.9	$7.0	$5.3
We had accumulated interest and penalties associated with these unrecognized tax benefits of $9.1 million at December 31, 2021, $8.4 million at December 31, 2020, and $7.5 million at December 31, 2019. We additionally had a deferred tax asset of $3.6 million at December 31, 2021, $3.4 million at December 31, 2020, and $2.8 million at December 31, 2019, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $12.4 million at December 31, 2021, $12.0 million at December 31, 2020, and $10.0 million at December 31, 2019, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.6 million during 2021, $0.7 million during 2020, and $0.7 million during 2019 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2022.

13. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2021	2020	2019
Shares repurchased	22.3	7.2	1.3
Aggregate purchase price	$2,303.2	$382.3	$44.7
Average purchase price per share	$103.18	$52.76	$35.51
As of December 31, 2021, $894.6 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2021	2020	2019
Shares issued	1.0	1.1	0.4
Proceeds from the exercise of stock options	$54.5	$52.7	$12.7
Average exercise price per share	$53.13	$49.91	$33.87

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	2021	2020	2019
Shares issued	0.7	0.5	0.3
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.2	0.2	0.1

14. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) provides for the grant of time-based and performance-based RSUs, restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. As of December 31, 2021, the maximum number of shares authorized for issuance under the 2014 Director Plan was 600,000.
Restricted Stock Units
On January 4, 2021, each of our non-employee directors received a grant of 3,671 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
In 2021, our Board’s Compensation Committee approved the grant of 0.5 million RSUs, which included time-based and performance-based RSUs. Time-based RSUs vest in equal installments generally over four years. The performance-based RSUs are subject to a one-year earnings performance measure. Certain performance-based RSUs vest in equal installments over four years, and others cliff vest after three years subject to the achievement of certain additional performance goals measured over a three-year period. The additional performance goals are based on an additional measure of earnings, a measure of return on invested capital, and a measure of our performance relative to certain customer satisfaction indices.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information about vested and nonvested RSUs for 2021:

	RSUs
	Shares (in actual number of shares)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	1,868,440	$41.36
Granted	536,645	$85.45
Vested	(671,926)	$43.75
Forfeited	(76,713)	$45.92
Nonvested at December 31	1,656,446	$54.31
The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2021	2020	2019
Weighted average grant-date fair value of RSUs granted	$85.45	$44.28	$35.51
Total fair value of RSUs vested (in millions)	$51.8	$23.2	$9.0
Stock Options
Prior to 2017, we granted non-qualified stock options with a term of 10 years from the date of grant that vested in equal installments over four years. Upon exercise, shares of common stock are issued from our treasury stock.
We used the Black-Scholes valuation model to determine compensation expense and amortized compensation expense on a straight-line basis over the requisite service period of the grants. All stock options were fully vested as of December 31, 2020. The following table summarizes stock option activity during 2021:

	Stock Options
	Shares (in actual number of shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	1,155,693	$52.78
Granted	—	$—
Exercised	(1,025,673)	$53.13
Forfeited	—	$—
Expired	—	$—
Options outstanding and exercisable as of December 31	130,020	$50.01	1.97	$8.7
Options available for future grants at December 31	2,667,548
The total intrinsic value of stock options exercised was $51.2 million during 2021, $9.8 million during 2020, and $5.2 million during 2019.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock
Prior to 2017, we granted restricted stock awards, which were issued from our treasury stock. All restricted stock awards were fully vested as of December 31, 2020. Compensation cost for restricted stock awards was based on the closing price of our common stock on the date of grant.
The total fair value of restricted stock awards vested was $0.7 million in 2020 and $1.7 million in 2019.
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2021	2020	2019
RSUs	$35.0	$30.0	$29.4
Stock options	—	0.1	0.9
Restricted stock	—	0.1	0.8
Total stock-based compensation expense	$35.0	$30.2	$31.1

Tax benefit related to stock-based compensation expense	$2.4	$2.6	$2.5
As of December 31, 2021, there was $30.7 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.61 years.
Tax benefits related to stock options exercised and vesting of restricted stock and RSUs were $17.2 million in 2021, $4.3 million in 2020, and $3.3 million in 2019.

15. ACQUISITIONS
During 2021, we purchased 20 stores and 4 collision centers operating in South Carolina, Georgia, and Maryland. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital amounts and residual goodwill. We did not purchase any stores during 2020 and purchased 2 parts centers in 2019.
The following table summarizes the consideration paid and estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for the stores acquired during 2021.

Inventory	$46.6
Property and equipment	282.8
Goodwill	51.6
Franchise rights - indefinite-lived	232.4
Other assets	17.7
Vehicle floorplan payable - non-trade	(15.1)
Other liabilities	(2.8)
Aggregate purchase price	$613.2
Finance lease obligations	(180.5)
Cash used in business acquisition, net of cash acquired	$432.7

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The goodwill was assigned to the Domestic, Import, Premium Luxury, and Collision Centers reporting units in the amounts of $1.5 million, $15.3 million, $30.3 million, and $4.6 million, respectively. We anticipate that substantially all of the goodwill recorded in 2021 will be deductible for federal income tax purposes.
From each acquisition date to December 31, 2021, the amounts of revenue and earnings of the stores and collision centers acquired during 2021 included in our Consolidated Statement of Income for the year ended December 31, 2021, were $176.9 million and $6.9 million, respectively. Our supplemental pro forma revenue and net income from continuing operations had the acquisition dates been January 1, 2020 are as follows:

	Years Ended December 31,
Unaudited supplemental pro forma:	2021	2020
Revenue	$26,544.2	$21,074.8
Net income from continuing operations	$1,407.0	$404.1

16. DIVESTITURES
During 2021, we divested 3 stores and 18 collision centers, of which 1 store and 17 collision centers were divested in the fourth quarter of 2021. During 2020, we divested 1 store and 2 collision centers, and terminated 1 franchise. During 2019, we divested 8 stores and 2 collision centers.
We recognized net gains related to store and collision center divestitures of $13.3 million in 2021, of which $10.6 million was recognized during the fourth quarter of 2021, and $2.5 million in 2020 and $29.7 million in 2019. The net gains on these divestitures are included in Other (Income) Expense, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

17. EXIT OR DISPOSAL COST OBLIGATIONS
On August 17, 2020, we determined to close our aftermarket collision parts (“ACP”) business by the end of 2020. In connection with the closing of the ACP business, we incurred total charges of $36.7 million in 2020 as follows:

Cost Associated with Exit Activity	Total Costs Incurred	Statement of Operations Line Item
Inventory valuation adjustment	$17.6	Parts and service cost of sales
Contract termination charges	3.2	Other (income) expense, net (operating)
Other associated closing costs	2.6	Selling, general, and administrative expenses
Accelerated depreciation	3.9	Depreciation and amortization
Accelerated amortization	3.2	Selling, general, and administrative expenses
Asset impairment charges	5.1	Other (income) expense, net (operating)
Involuntary termination benefits	1.1	Selling, general, and administrative expenses
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a rollforward of our liability balances for exit or disposal cost obligations associated with the closing of the ACP business, which are included in Other Current Liabilities in the Consolidated Balance Sheets:

	Contract Termination Charges	Other Associated Closing Costs	Involuntary Termination Benefits	Total
Balance at December 31, 2020	$0.2	$2.4	$0.8	$3.4
Costs incurred	—	—	—	—
Costs paid or otherwise settled	(0.2)	(2.4)	(0.8)	(3.4)
Balance at December 31, 2021	$—	$—	$—	$—

-

18. CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2021	2020
Cash and cash equivalents	$60.4	$569.6
Restricted cash included in Other Current Assets	0.2	0.1
Total cash, cash equivalents, and restricted cash	$60.6	$569.7
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $25.9 million at December 31, 2021, $9.6 million at December 31, 2020, and $29.4 million at December 31, 2019. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing agreements of $1.7 million during 2020 and $3.3 million during 2019. See Note 8 of the Notes to Consolidated Financial Statements for supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new lease liabilities.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $113.9 million in 2021, $164.2 million in 2020, and $243.1 million in 2019. We made income tax payments, net of income tax refunds, of $458.3 million in 2021, $190.2 million in 2020, and $107.5 million in 2019.

19. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. In the first quarter of 2021, we sold the remaining shares of one of our minority equity investments with a readily determinable fair value for total proceeds of $109.4 million. The fair value of our equity investments with readily determinable fair values totaled $2.2 million at December 31, 2021, and $101.9 million at December 31, 2020.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. During the second quarter of 2021, we identified an observable transaction for the issuance of similar equity securities of the same issuer and we recorded an upward adjustment of $3.4 million to our equity investment based on the observable price changes. We have not recorded any impairments or downward adjustments to the carrying amounts of our equity investments as of December 31, 2021. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at December 31, 2021, and $50.0 million at December 31, 2020.
Investments in equity securities are reported in Other Assets in the accompanying Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income, Net (non-operating) in the Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
The following is the portion of unrealized gains recognized during the years ended December 31, 2021 and 2020, related to equity securities still held at December 31:

	2021	2020
Net gains recognized during the period on equity securities	$10.9	$131.5
Less: Net gains recognized during the period on equity securities sold during the period	7.5	63.4
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$3.4	$68.1
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt at December 31 is as follows:

	2021	2020
Carrying value	$2,858.4	$2,101.8
Fair value	$3,017.8	$2,341.1
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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020:

	2021		2020
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$—	$—	$457.5	$(318.3)
Franchise rights and other	$—	$—	$26.2	$(59.9)
Equity investment	$53.4	$3.4	$—	$—
Right-of-use assets	$—	$(0.1)	$5.0	$(3.1)
Long-lived assets held and used	$10.4	$(3.1)	$1.8	$(9.2)
Goodwill
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual testing as of April 30, 2021, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
During the first quarter of 2020, due to the impact of the COVID-19 pandemic on our results and the decrease in our market capitalization as of March 31, 2020, we recorded goodwill impairment charges as of $318.3 million of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average cost of capital, and

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
For our April 30, 2020 annual impairment test, we chose to make a qualitative evaluation about the likelihood of goodwill impairment and we determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts.
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
During the first quarter of 2020, as a result of the impacts from the COVID-19 pandemic, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million during the three months ended March 31, 2020. For our April 30, 2020 annual impairment test, we elected to perform quantitative franchise rights impairment tests, and no additional impairment charges resulted from these quantitative tests.
For our April 30, 2019 annual impairment test, we elected to perform quantitative franchise rights impairment tests. As a result of these tests, we recorded non-cash impairment charges of $9.6 million in 2019 to reduce the carrying values of certain franchise rights to their estimated fair values.
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
The non-cash impairment charges recorded in 2021 and 2020, are included in Other (Income) Expense, Net (within Operating Income) in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $53.3 million as of December 31, 2021, and $25.5 million as of December 31, 2020, primarily related to property held for sale, as well as inventory, franchise rights, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $1.1 million as of December 31, 2021, and $8.0 million as of December 31, 2020, primarily related to property held for sale. Assets held for sale are included in Other Current Assets in our Consolidated Balance Sheets.
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

20. COMMITMENTS AND CONTINGENCIES
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
As of December 31, 2021 and 2020, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $8 million at December 31, 2021. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2021, surety bonds, letters of credit, and cash deposits totaled $104.8 million, of which $39.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

21. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2021, approximately 65% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $148.4 million at December 31, 2021, and $210.0 million at December 31, 2020. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles that we sold in 2021, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Stellantis, Mercedes-Benz, BMW, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2021, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

22. SEGMENT INFORMATION
At December 31, 2021, 2020, and 2019, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2021
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,959.9	$7,798.5	$9,229.9	$855.7	$25,844.0
Floorplan interest expense	$7.9	$5.1	$8.8	$3.9	$25.7
Depreciation and amortization	$39.3	$33.9	$64.8	$55.3	$193.3
Segment income (loss)(1)	$595.8	$714.7	$837.4	$(270.8)	$1,877.1
Capital expenditures	$15.5	$27.1	$80.0	$109.3	$231.9
Segment assets	$1,758.5	$1,424.2	$2,668.6	$3,092.3	$8,943.6

	Year Ended December 31, 2020
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$6,490.6	$5,988.0	$7,202.8	$708.6	$20,390.0
Floorplan interest expense	$23.8	$12.9	$21.8	$5.3	$63.8
Depreciation and amortization	$39.8	$33.6	$60.5	$65.0	$198.9
Segment income (loss)(1)	$355.2	$386.4	$478.2	$(720.4)	$499.4
Capital expenditures	$17.9	$25.7	$51.6	$42.0	$137.2
Segment assets	$2,130.0	$1,764.7	$2,752.5	$3,240.0	$9,887.2

	Year Ended December 31, 2019
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$6,671.4	$6,468.7	$7,434.8	$760.8	$21,335.7
Floorplan interest expense	$51.8	$30.7	$47.3	$8.6	$138.4
Depreciation and amortization	$37.2	$33.4	$53.5	$56.4	$180.5
Segment income (loss)(1)	$257.6	$318.6	$381.1	$(272.1)	$685.2
Capital expenditures	$38.6	$23.2	$145.3	$50.3	$257.4
Segment assets	$2,483.6	$1,842.1	$3,150.5	$3,067.1	$10,543.3
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

	Years Ended December 31,
	2021	2020	2019
Total external revenues for reportable segments	$24,988.3	$19,681.4	$20,574.9
Corporate and other revenues	855.7	708.6	760.8
Total consolidated revenues	$25,844.0	$20,390.0	$21,335.7

	Years Ended December 31,
	2021	2020	2019
Total segment income for reportable segments	$2,147.9	$1,219.8	$957.3
Corporate and other	(270.8)	(720.4)	(272.1)
Other interest expense	(93.0)	(93.7)	(106.7)
Other income, net	24.3	144.4	34.1
Income from continuing operations before income taxes	$1,808.4	$550.1	$612.6

23. MULTIEMPLOYER PENSION PLANS
Five of our 247 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
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
Both of the multiemployer pension plans in which we participate are designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in these plans for the year ended December 31, 2021, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2021 and 2020 is based on information that we received from the plans and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

agreements to which the plans are subject. A rehabilitation plan has been implemented for each plan. There have been no significant changes that affect the comparability of 2021, 2020, and 2019 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2021	2020	2021	2020	2019	Surcharge Imposed (2)
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.2	$1.4	$1.6	Yes	(3)
IAM National Pension Fund	51-6031295- 002	Red	Red	0.2	0.2	0.2	Yes	(4)
Other funds				0.1	0.1	0.1
Total contributions				$1.5	$1.7	$1.9
(1)    Our stores were not listed in the Automotive Industries Pension Plan’s or IAM National Pension Fund’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2020 or 2019.
(2)    We paid surcharges to the Automotive Industries Pension Plan of $0.5 million, $0.6 million, and $0.8 million in 2021, 2020, and 2019 respectively. Surcharges to the IAM National Pension Fund were de minimis.
(3)    We are party to three collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan. One agreement has an expiration date of December 31, 2022, and one agreement has an expiration date of May 31, 2024. One agreement expired on December 31, 2021, and is currently extended during collective bargaining for a new agreement.
(4)    We are party to two collective-bargaining agreements that require contributions to the IAM National Pension Fund. Both agreements have an expiration date of August 30, 2023.
In the event that we cease participating in these plans, we could be assessed withdrawal liabilities, which we estimate are approximately $16 million for the Automotive Industries Pension Plan and approximately $4 million for the IAM National Pension Fund.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
As permitted by the Securities and Exchange Commission, management elected to exclude the stores and collision centers that we acquired in the third and fourth quarters of 2021 from its assessment of internal control over financial reporting as of December 31, 2021, as there was not an adequate amount of time between the acquisition dates and the date of management’s assessment. The total assets and total revenues of these acquired stores and collision centers included in our consolidated financial statements as of and for the year ended December 31, 2021, represented less than 6.7% of our total consolidated assets and less than 0.7% of our total consolidated revenue.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION
None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2021 regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	1,922,125	(1)	$50.01(2)	2,667,548	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	1,922,125	(1)	$50.01(2)	2,667,548	(3)
(1)    Includes 1,656,446 shares granted under the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) and 135,659 shares granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Plan”) that are issuable upon settlement of outstanding restricted stock units (“RSUs”). The remaining balance consists of outstanding stock option awards.
(2)    The weighted average exercise price does not take into account the shares issuable upon settlement of outstanding RSUs, which have no exercise price.
(3)    Includes 2,403,693 shares available under the 2017 Plan and 263,855 shares available under the 2014 Plan.
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

AUTONATION, INC.
(Registrant)

By:	/S/ MICHAEL MANLEY
Michael Manley Chief Executive Officer and Director
February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL MANLEY	Chief Executive Officer and Director	February 17, 2022
Michael Manley	(Principal Executive Officer)

/S/ JOSEPH T. LOWER	Executive Vice President and Chief	February 17, 2022
Joseph T. Lower	Financial Officer (Principal Financial Officer)

/S/ CHRISTOPHER CADE	Senior Vice President and Chief Accounting	February 17, 2022
Christopher Cade	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Director	February 17, 2022
Rick L. Burdick

/S/ DAVID B. EDELSON	Director	February 17, 2022
David B. Edelson

/S/ STEVEN L. GERARD	Director	February 17, 2022
Steven L. Gerard

/S/ ROBERT R. GRUSKY	Director	February 17, 2022
Robert R. Grusky

/S/ NORMAN K. JENKINS	Director	February 17, 2022
Norman K. Jenkins

/S/ LISA LUTOFF-PERLO	Director	February 17, 2022
Lisa Lutoff-Perlo

/S/ G. MIKE MIKAN	Director	February 17, 2022
G. Mike Mikan

/S/ JACQUELINE A. TRAVISANO	Director	February 17, 2022
Jacqueline A. Travisano

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	11/18/21
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.3	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.2).	8-K	001-13107	4.3	9/21/15
4.4	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	4/22/16
4.5	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	10/28/16
4.6	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	11/2/17
4.7	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.5% Senior Notes due 2024.	8-K	001-13107	4.2	11/13/17
4.8	Form of 3.5% Senior Notes due 2024 (included in Exhibit 4.7).	8-K	001-13107	4.3	11/13/17
4.9	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.10	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.9).	8-K	001-13107	4.5	11/13/17
4.11	Supplemental Indenture to 2010 Indenture, dated May 22, 2020, relating to the Company’s 4.75% Senior Notes due 2030.	8-K	001-13107	4.2	5/22/20
4.12	Form of 4.75% Senior Notes due 2030 (included in Exhibit 4.11).	8-K	001-13107	4.2	5/22/20
4.13	Supplemental Indenture to 2010 Indenture, dated July 29, 2021, relating to the Company’s 1.95% Senior Notes due 2028 and 2.4% Senior Notes due 2031.	8-K	001-13107	4.2	7/29/21
4.14	Form of 1.95% Senior Notes due 2028 (included in Exhibit 4.13).	8-K	001-13107	4.2	7/29/21
4.15	Form of 2.4% Senior Notes due 2031 (included in Exhibit 4.13).	8-K	001-13107	4.2	7/29/21
4.16*	Description of Registrant’s Securities.
10.1	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	10-Q	001-13107	10.1	4/22/21
10.2	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.3	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.4	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.5	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.6	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14
10.7	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17
10.8	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”).	10-Q	001-13107	10.1	4/25/08
10.9	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.10	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.11	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15
10.12	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.13	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation.	8-K	001-13107	10.1	2/6/15
10.14	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17
10.15	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan for grants prior to November 2021.	10-Q	001-13107	10.3	8/2/17
10.16*	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan for grants since November 2021.
10.17	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan.	10-Q	001-13107	10.1	5/1/18
10.18*	Form of AutoNation, Inc. Retention Restricted Stock Unit Award Agreement.
10.19	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.	10-Q	001-13107	10.2	5/1/18
10.20	Restricted Stock Unit Award Agreement, dated as of January 13, 2020, by and between AutoNation, Inc. and Joseph T. Lower.	10-K	001-13107	10.37	2/18/20
10.21	Separation Agreement and General Release of All Claims, dated July 14, 2020, by and between AutoNation, Inc. and Cheryl Miller.	8-K	001-13107	10.2	7/14/20
10.22	Amended and Restated Employment Agreement, dated July 14, 2020, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	7/14/20
10.23	Employment Agreement, dated as of September 9, 2021, by and between AutoNation, Inc. and Michael Manley.	8-K	001-13107	10.1	9/21/21
10.24*	Retirement and General Release Agreement, dated as of November 1, 2021, by and between Michael J. Jackson and AutoNation, Inc.
10.25	Third Amended and Restated Credit Agreement, dated March 26, 2020, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	3/26/20

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.26	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.2	3/26/20
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith
**    Furnished herewith
Exhibits 10.1 through 10.24 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.