Form 10-Q
period 2022-03-31
AUTONATION, INC.
filed 2022-04-21
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of April 19, 2022, the registrant had 58,324,657 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$608.1	$60.4
Receivables, net	747.9	730.0
Inventory	1,698.3	1,847.9
Other current assets	195.3	173.4
Total Current Assets	3,249.6	2,811.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.8 billion and $1.8 billion, respectively	3,413.6	3,419.5
OPERATING LEASE ASSETS	283.8	284.0
GOODWILL	1,232.7	1,235.3
OTHER INTANGIBLE ASSETS, NET	743.1	743.5
OTHER ASSETS	435.1	449.6
Total Assets	$9,357.9	$8,943.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$443.6	$489.9
Vehicle floorplan payable - non-trade	952.1	967.7
Accounts payable	385.8	395.9
Commercial paper	—	340.0
Current maturities of long-term debt	11.8	12.2
Accrued payroll and benefits	255.2	279.9
Other current liabilities	756.1	574.2
Total Current Liabilities	2,804.6	3,059.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,536.5	2,846.2
NONCURRENT OPERATING LEASE LIABILITIES	261.0	260.1
DEFERRED INCOME TAXES	81.4	78.2
OTHER LIABILITIES	328.8	322.3
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 86,562,149 shares issued at March 31, 2022, and December 31, 2021, including shares held in treasury	0.8	0.8
Additional paid-in capital	2.4	3.2
Retained earnings	4,943.9	4,639.9
Treasury stock, at cost; 26,890,422 and 23,951,543 shares held, respectively	(2,601.5)	(2,266.9)
Total Shareholders’ Equity	2,345.6	2,377.0
Total Liabilities and Shareholders’ Equity	$9,357.9	$8,943.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
New vehicle	$2,807.2	$2,982.3
Used vehicle	2,572.4	1,749.1
Parts and service	1,003.9	851.0
Finance and insurance, net	363.9	313.0
Other	5.4	8.4
TOTAL REVENUE	6,752.8	5,903.8
Cost of sales:
New vehicle	2,462.2	2,792.3
Used vehicle	2,435.8	1,608.9
Parts and service	542.8	462.0
Other	3.1	7.8
TOTAL COST OF SALES (excluding depreciation shown below)	5,443.9	4,871.0
Gross profit:
New vehicle	345.0	190.0
Used vehicle	136.6	140.2
Parts and service	461.1	389.0
Finance and insurance	363.9	313.0
Other	2.3	0.6
TOTAL GROSS PROFIT	1,308.9	1,032.8
Selling, general, and administrative expenses	741.4	647.9
Depreciation and amortization	50.0	47.9
Other (income) expense, net	(1.5)	0.1
OPERATING INCOME	519.0	336.9
Non-operating income (expense) items:
Floorplan interest expense	(5.2)	(9.4)
Other interest expense	(29.6)	(21.2)
Other income (loss), net	(6.4)	11.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	477.8	317.3
Income tax provision	115.7	77.8
NET INCOME FROM CONTINUING OPERATIONS	362.1	239.5
Loss from discontinued operations, net of income taxes	—	(0.1)
NET INCOME	$362.1	$239.4
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$5.83	$2.88
Discontinued operations	$—	$—
Net income	$5.83	$2.88
Weighted average common shares outstanding	62.1	83.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$5.78	$2.85
Discontinued operations	$—	$—
Net income	$5.78	$2.85
Weighted average common shares outstanding	62.6	83.9
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	59.7	80.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0
Net income	—	—	—	362.1	—	362.1
Repurchases of common stock	—	—	—	—	(380.9)	(380.9)
Stock-based compensation expense	—	—	15.9	—	—	15.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(16.7)	(58.1)	46.3	(28.5)
BALANCE AT MARCH 31, 2022	86,562,149	$0.8	$2.4	$4,943.9	$(2,601.5)	$2,345.6

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	239.4	—	239.4
Repurchases of common stock	—	—	—	—	(306.1)	(306.1)
Stock-based compensation expense	—	—	20.8	—	—	20.8
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(32.9)	—	37.0	4.1
BALANCE AT MARCH 31, 2021	102,562,149	$1.0	$41.0	$4,308.8	$(1,156.9)	$3,193.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2022	2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$362.1	$239.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	0.1
Depreciation and amortization	50.0	47.9
Amortization of debt issuance costs and accretion of debt discounts	1.4	1.1
Stock-based compensation expense	15.9	20.8
Deferred income tax provision (benefit)	3.2	(19.6)
Net gain related to business/property dispositions	(0.3)	(0.7)
Non-cash impairment charges	0.4	1.0
Loss (gain) on equity investments	0.1	(7.5)
Other	6.7	(3.1)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	(18.2)	(38.3)
Inventory	142.6	343.9
Other assets	14.6	(8.2)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	(43.3)	(256.5)
Accounts payable	(6.6)	76.8
Other liabilities	114.6	129.3
Net cash provided by continuing operations	643.2	526.4
Net cash used in discontinued operations	—	(0.1)
Net cash provided by operating activities	643.2	526.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(56.6)	(41.3)
Insurance recoveries on property and equipment	0.3	—
Cash received from business divestitures, net of cash relinquished	—	1.9
Proceeds from the sale of equity securities	—	109.4
Other	(2.7)	0.6
Net cash provided by (used in) continuing operations	(59.0)	70.6
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) investing activities	(59.0)	70.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2022	2021
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(342.3)	(310.7)
Proceeds from 3.85% Senior Notes due 2032	698.8	—
Payment of 3.35% Senior Notes due 2021	—	(300.0)
Net payments of commercial paper	(340.0)	—
Payment of debt issuance costs	(6.4)	—
Net payments of vehicle floorplan payable - non-trade	(15.1)	(206.1)
Payments of other debt obligations	(3.0)	(3.8)
Proceeds from the exercise of stock options	0.9	21.2
Payments of tax withholdings for stock-based awards	(29.4)	(17.1)
Net cash used in continuing operations	(36.5)	(816.5)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(36.5)	(816.5)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	547.7	(219.6)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	60.6	569.7
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$608.3	$350.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2022, we owned and operated 339 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the three months ended March 31, 2022, are manufactured by Toyota (including Lexus), Honda, Ford, BMW, General Motors, Stellantis, Mercedes-Benz, and Volkswagen (including Audi and Porsche). As of March 31, 2022, we also owned and operated 56 AutoNation-branded collision centers, 11 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Such estimates and assumptions affect, among other things, our goodwill, indefinite-lived intangible asset, and long-lived asset valuations; inventory valuation; equity investment valuation; assets held for sale; assessments of variable consideration and related constraints related to retrospective commissions; accruals for chargebacks against revenue recognized from the sale of finance and insurance products; accruals related to self-insurance programs; certain legal proceedings; assessment of the annual income tax expense; valuation of deferred income taxes and income tax contingencies; the allowance for expected credit losses; and measurement of performance-based compensation costs.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$822.5	$881.6	$1,103.1	$—	$2,807.2
Used vehicle	823.1	707.6	916.1	125.6	2,572.4
Parts and service	268.7	255.5	351.9	127.8	1,003.9
Finance and insurance, net	119.2	126.4	107.2	11.1	363.9
Other	0.9	3.0	0.4	1.1	5.4
	$2,034.4	$1,974.1	$2,478.7	$265.6	$6,752.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,850.7	$1,783.8	$2,186.4	$186.5	$6,007.4
Goods and services transferred over time(2)	183.7	190.3	292.3	79.1	745.4
	$2,034.4	$1,974.1	$2,478.7	$265.6	$6,752.8

	Three Months Ended March 31, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$935.4	$958.0	$1,088.9	$—	$2,982.3
Used vehicle	563.7	484.7	642.3	58.4	1,749.1
Parts and service	234.1	214.1	285.2	117.6	851.0
Finance and insurance, net	109.3	109.1	86.8	7.8	313.0
Other	4.2	3.7	0.3	0.2	8.4
	$1,846.7	$1,769.6	$2,103.5	$184.0	$5,903.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,681.6	$1,604.1	$1,863.6	$107.3	$5,256.6
Goods and services transferred over time(2)	165.1	165.5	239.9	76.7	647.2
	$1,846.7	$1,769.6	$2,103.5	$184.0	$5,903.8
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$94.5	$33.4	$44.8	$16.3

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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	March 31, 2022	December 31, 2021
Receivables from contracts with customers, net	$566.5	$539.9
Contract Asset (Current)	$31.7	$30.4
Contract Asset (Long-Term)	$4.7	$14.2
Contract Liability (Current)	$33.7	$33.6
Contract Liability (Long-Term)	$61.1	$60.5
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

	Three Months Ended March 31,
	2022	2021
Amounts included in contract liability at the beginning of the period	$9.0	$8.7
Performance obligations satisfied in previous periods	$3.8	$5.4

Other significant changes include contract assets reclassified to receivables of $28.0 million for the three months ended March 31, 2022, and $17.6 million for the three months ended March 31, 2021.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2022	2021
Net income from continuing operations	$362.1	$239.5
Loss from discontinued operations, net of income taxes	—	(0.1)
Net income	$362.1	$239.4

Basic weighted average common shares outstanding	62.1	83.1
Dilutive effect of stock options and unvested RSUs	0.5	0.8
Diluted weighted average common shares outstanding	62.6	83.9

Basic EPS amounts(1):
Continuing operations	$5.83	$2.88
Discontinued operations	$—	$—
Net income	$5.83	$2.88

Diluted EPS amounts(1):
Continuing operations	$5.78	$2.85
Discontinued operations	$—	$—
Net income	$5.78	$2.85

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended
	March 31,
	2022	2021
Anti-dilutive equity instruments excluded from the computation of diluted EPS	0.1	—

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	March 31, 2022	December 31, 2021
Contracts-in-transit and vehicle receivables	$362.3	$347.4
Trade receivables	171.3	162.6
Manufacturer receivables	141.8	148.4
Other	76.4	77.0
	751.8	735.4
Less: allowances for expected credit losses	(3.9)	(5.4)
Receivables, net	$747.9	$730.0

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

5.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2022	December 31, 2021
New vehicles	$469.5	$515.1
Used vehicles	1,001.5	1,109.3
Parts, accessories, and other	227.3	223.5
Inventory	$1,698.3	$1,847.9

The components of vehicle floorplan payable are as follows:

	March 31, 2022	December 31, 2021
Vehicle floorplan payable - trade	$443.6	$489.9
Vehicle floorplan payable - non-trade	952.1	967.7
Vehicle floorplan payable	$1,395.7	$1,457.6
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
Our inventory costs are generally reduced by manufacturer holdbacks, incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floorplan payables are reflective of the gross cost of the vehicle. The vehicle floorplan payables, as shown in the above table, may also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
At March 31, 2022, most of our new vehicle floorplan facilities utilized LIBOR-based interest rates and a smaller portion utilized Prime-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 1.9% at March 31, 2022, and 1.6% at December 31, 2021. As of March 31, 2022, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $0.8 billion had been borrowed.
At March 31, 2022, most of our used vehicle floorplan facilities utilized LIBOR-based interest rates and a smaller portion utilized Prime-based interest rates. Our used vehicle floorplan outstanding had a weighted-average annual interest rate of 2.1% at March 31, 2022, and 1.8% at December 31, 2021. As of March 31, 2022, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $592.0 million, of which $584.7 million had been borrowed. The remaining borrowing capacity of $7.3 million was limited to $0.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2022	December 31, 2021
Goodwill	$1,232.7	$1,235.3

Franchise rights - indefinite-lived	$727.5	$727.5
Other intangibles	24.0	24.0
	751.5	751.5
Less: accumulated amortization	(8.4)	(8.0)
Other intangible assets, net	$743.1	$743.5
We are scheduled to complete our annual impairment tests of our goodwill and franchise rights as of April 30, 2022.

7.LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2022	December 31, 2021
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		327.4	330.6
			3,577.4	2,880.6
Less: unamortized debt discounts and debt issuance costs			(29.1)	(22.2)
Less: current maturities			(11.8)	(12.2)
Long-term debt, net of current maturities			$3,536.5	$2,846.2
Senior Unsecured Notes and Credit Agreement
On February 28, 2022, we issued $700 million aggregate principal amount of 3.85% Senior Notes due 2032, which were sold at 99.835% of the aggregate principal amount.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The interest rates payable on our 3.5% Senior Notes, 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2022, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.8 million at March 31, 2022, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at March 31, 2022.
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
Other Long-Term Debt
At March 31, 2022, we had finance leases and other debt obligations of $327.4 million, which are due at various dates through 2041.
Commercial Paper
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion. The interest rate for the commercial paper notes varies based on duration and market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. Proceeds from the issuance of commercial paper notes are used to repay borrowings under the revolving credit facility, to finance acquisitions, and for strategic initiatives, working capital, capital expenditures, share repurchases, and/or other general corporate purposes. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. A downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
We had no commercial paper notes outstanding at March 31, 2022. At December 31, 2021, we had $340.0 million commercial paper notes outstanding with a weighted-average annual interest rate of 0.47% and weighted-average remaining term of 10 days.

8.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $118.5 million at March 31, 2022, and $6.9 million at December 31, 2021.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2022	2021
Shares repurchased	3.5	3.8
Aggregate purchase price	$380.9	$306.1
Average purchase price per share	$110.04	$79.76

As of March 31, 2022, $513.7 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2022	2021
Shares issued (in actual number of shares)	22,396	419,069
Proceeds from the exercise of stock options	$0.9	$21.2
Average exercise price per share	$38.21	$50.57

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock and settlement of RSUs:

	Three Months Ended
	March 31,
	2022	2021
Shares issued	0.8	0.6
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.3	0.2

10.ACQUISITIONS
We did not purchase any stores during the three months ended March 31, 2022 and 2021. During the second half of 2021, we purchased 20 stores and 4 collision centers operating in South Carolina, Georgia, and Maryland.
The amounts of revenue and earnings of the stores and collision centers acquired during 2021 included in our Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 were $237.8 million and $8.2 million, respectively. Our supplemental pro forma revenue and net income from continuing operations for the three months ended March 31, 2021 had the acquisition dates been January 1, 2021 are as follows:

Three Months Ended
Unaudited supplemental pro forma:	March 31, 2021
Revenue	$6,097.1
Net income from continuing operations	$245.4

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$608.1	$60.4
Restricted cash included in Other Current Assets	0.2	0.2
Total cash, cash equivalents, and restricted cash	$608.3	$60.6
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $20.1 million at March 31, 2022, and $12.7 million at March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$9.6	$2.8
Finance lease liabilities	$4.7	$7.7
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $18.4 million during the three months ended March 31, 2022, and $17.9 million during the three months ended March 31, 2021. We made income tax payments, net of income tax refunds, of $0.5 million during the three months ended March 31, 2022, and $0.1 million during the three months ended March 31, 2021.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. In the first quarter of 2021, we sold one of our minority equity investments with a readily determinable fair value for total proceeds of $109.4 million. The fair value of our equity investments with readily determinable fair values totaled $2.1 million at March 31, 2022 and $2.2 million at December 31, 2021.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at March 31, 2022, and $56.7 million at December 31, 2021. This equity investment reflects a cumulative upward adjustment of $3.4 million based on an observable price change. We did not record any upward adjustments during the three months ended March 31, 2022. Additionally, we have not recorded any impairments or downward adjustments to the carrying amount of our equity investment as of and for the three months ended March 31, 2022.
Investments in equity securities are reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.

	Three Months Ended March 31,
	2022	2021
Net gains (losses) recognized during the period on equity securities	$(0.1)	$7.5
Less: Net gains recognized during the period on equity securities sold during the period	—	7.5
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(0.1)	$—
•Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	March 31, 2022	December 31, 2021
Carrying value	$3,548.3	$2,858.4
Fair value	$3,498.2	$3,017.8

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2022 and 2021:

	2022		2021
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Right-of-use assets	$—	$—	$—	$(0.1)
Long-lived assets held and used	$—	$(0.4)	$6.0	$(0.9)
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
We had assets held for sale in continuing operations of $72.9 million as of March 31, 2022, and $53.3 million as of December 31, 2021, primarily related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $1.1 million as of March 31, 2022, and $1.1 million as of December 31, 2021, related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of March 31, 2022 and 2021, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $8 million at March 31, 2022. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2022. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2022, surety bonds, letters of credit, and cash deposits totaled $106.1 million, of which $39.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

14.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2022, approximately 62% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles sold during the three months ended March 31, 2022, are manufactured by Toyota (including Lexus), Honda, Ford, BMW, General Motors, Stellantis, Mercedes-Benz, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $141.8 million at March 31, 2022, and $148.4 million at December 31, 2021. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2022, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

15.SEGMENT INFORMATION
At March 31, 2022 and 2021, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended
	March 31, 2022
	Domestic	Import	Premium Luxury
Revenues from external customers	$2,034.4	$1,974.1	$2,478.7
Segment income (1)	$149.4	$186.2	$229.5

	Three Months Ended
	March 31, 2021
	Domestic	Import	Premium Luxury
Revenues from external customers	$1,846.7	$1,769.6	$2,103.5
Segment income (1)	$118.5	$125.9	$158.5

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2022	2021
Total segment income for reportable segments	$565.1	$402.9
Corporate and other	(51.3)	(75.4)
Other interest expense	(29.6)	(21.2)
Other income (loss), net	(6.4)	11.0
Income from continuing operations before income taxes	$477.8	$317.3

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2022, we owned and operated 339 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the three months ended March 31, 2022, are manufactured by Toyota (including Lexus), Honda, Ford, BMW, General Motors, Stellantis, Mercedes-Benz, and Volkswagen (including Audi and Porsche). As of March 31, 2022, we also owned and operated 56 AutoNation-branded collision centers, 11 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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
At March 31, 2022, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2022, new vehicle sales accounted for 42% of our total revenue and 26% of our total gross profit. Used vehicle sales accounted for 38% of our total revenue and 10% of our total gross profit. Our parts and service operations, while comprising 15% of our total revenue, contributed 35% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 28% of our total gross profit.

Market Conditions
In the first quarter of 2022, U.S. industry retail new vehicle unit sales decreased 15% as compared to the first quarter of 2021, primarily as a result of the limited supply of new vehicles to sell. During the first quarter of 2022, the demand for vehicles continued to exceed supply. While market demand for vehicles remains high, there continues to be a shortage of available new vehicles for sale driven largely by disruptions in the manufacturers’ supply chains. This demand and supply imbalance continues to result in higher levels of profitability for available new vehicles. The reduced levels of new vehicle availability is currently expected to continue throughout 2022; however, there is still significant uncertainty as to when new vehicle availability will improve, as well as duration and/or degree of the higher levels of profitability being realized during this time.
Results of Operations
During the three months ended March 31, 2022, we had net income from continuing operations of $362.1 million and diluted earnings per share of $5.78, as compared to net income from continuing operations of $239.5 million and diluted earnings per share of $2.85 during the same period in 2021.
Our total gross profit increased 26.7% during the first quarter of 2022 compared to the first quarter of 2021, driven by increases in new vehicle gross profit of 81.6%, parts and service gross profit of 18.5%, and finance and insurance gross profit of 16.3%, each as compared to the first quarter of 2021. New vehicle gross profit benefited from an increase in gross profit per vehicle retailed (“PVR”) resulting from strong demand and historically low new vehicle inventory levels due to disruptions in the manufacturers’ supply chains. Parts and service results benefited primarily from increases in gross profit from customer-pay service, the preparation of vehicles for sale, and wholesale parts sales. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR. The increases in gross profit were partially offset by a slight decrease in used vehicle gross profit due to margin pressure as a result of a decline in used vehicle values during the first quarter of 2022.
SG&A expenses increased largely due to performance-driven increases in compensation expense, as well as newly acquired and opened stores. With improvements in gross profit and our continued focus on cost control, SG&A expenses as a percentage of gross profit decreased to 56.6% during the three months ended March 31, 2022, from 62.7% in the same period in 2021.
Net income from continuing operations during the three months ended March 31, 2021, benefited from an after-tax gain of $5.7 million related to the sale of our remaining shares in a minority equity investment.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at March 31, 2022 and 2021, were 9,055 and 33,281, respectively. By historical standards, our inventory unit levels were significantly lower at March 31, 2022, driven by strong demand and disruptions in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at March 31, 2022, or at December 31, 2021.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $3.4 million at March 31, 2022, and $3.6 million at December 31, 2021.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.3 million at March 31, 2022, and $5.8 million at December 31, 2021.
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
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual goodwill impairment test as of April 30, 2022.
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
As of March 31, 2022, we have $228.7 million of goodwill related to the Domestic reporting unit, $517.9 million related to the Import reporting unit, $481.5 million related to the Premium Luxury reporting unit, and $4.6 million related to the Collision Centers reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2022.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,807.2	$2,982.3	$(175.1)	(5.9)
Retail used vehicle	2,392.2	1,644.1	748.1	45.5
Wholesale	180.2	105.0	75.2	71.6
Used vehicle	2,572.4	1,749.1	823.3	47.1
Finance and insurance, net	363.9	313.0	50.9	16.3
Total variable operations(1)	5,743.5	5,044.4	699.1	13.9
Parts and service	1,003.9	851.0	152.9	18.0
Other	5.4	8.4	(3.0)
Total revenue	$6,752.8	$5,903.8	$849.0	14.4
Gross profit:
New vehicle	$345.0	$190.0	$155.0	81.6
Retail used vehicle	124.9	125.2	(0.3)	(0.2)
Wholesale	11.7	15.0	(3.3)
Used vehicle	136.6	140.2	(3.6)	(2.6)
Finance and insurance	363.9	313.0	50.9	16.3
Total variable operations(1)	845.5	643.2	202.3	31.5
Parts and service	461.1	389.0	72.1	18.5
Other	2.3	0.6	1.7
Total gross profit	1,308.9	1,032.8	276.1	26.7
Selling, general, and administrative expenses	741.4	647.9	(93.5)	(14.4)
Depreciation and amortization	50.0	47.9	(2.1)
Other (income) expense, net	(1.5)	0.1	1.6
Operating income	519.0	336.9	182.1	54.1
Non-operating income (expense) items:
Floorplan interest expense	(5.2)	(9.4)	4.2
Other interest expense	(29.6)	(21.2)	(8.4)
Other income (loss), net	(6.4)	11.0	(17.4)
Income from continuing operations before income taxes	$477.8	$317.3	$160.5	50.6
Retail vehicle unit sales:
New vehicle	56,442	69,361	(12,919)	(18.6)
Used vehicle	79,763	71,780	7,983	11.1
	136,205	141,141	(4,936)	(3.5)
Revenue per vehicle retailed:
New vehicle	$49,736	$42,997	$6,739	15.7
Used vehicle	$29,991	$22,905	$7,086	30.9
Gross profit per vehicle retailed:
New vehicle	$6,112	$2,739	$3,373	123.1
Used vehicle	$1,566	$1,744	$(178)	(10.2)
Finance and insurance	$2,672	$2,218	$454	20.5
Total variable operations(2)	$6,122	$4,451	$1,671	37.5

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2022 (%)	2021 (%)
Revenue mix percentages:
New vehicle	41.6	50.5
Used vehicle	38.1	29.6
Parts and service	14.9	14.4
Finance and insurance, net	5.4	5.3
Other	—	0.2
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	26.4	18.4
Used vehicle	10.4	13.6
Parts and service	35.2	37.7
Finance and insurance	27.8	30.3
Other	0.2	—
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	12.3	6.4
Used vehicle - retail	5.2	7.6
Parts and service	45.9	45.7
Total	19.4	17.5
Selling, general, and administrative expenses	11.0	11.0
Operating income	7.7	5.7
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	56.6	62.7
Operating income	39.7	32.6

	March 31,
	2022	2021
Inventory days supply:
New vehicle (industry standard of selling days)	8 days	29 days
Used vehicle (trailing calendar month days)	30 days	31 days

Same Store Operating Data
We have presented below our operating results on a same store basis, which reflect the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2021 columns may differ from the same store amounts presented for 2021 in the prior year. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,707.5	$2,977.3	$(269.8)	(9.1)
Retail used vehicle	2,281.1	1,640.8	640.3	39.0
Wholesale	172.1	104.9	67.2	64.1
Used vehicle	2,453.2	1,745.7	707.5	40.5
Finance and insurance, net	351.1	312.5	38.6	12.4
Total variable operations(1)	5,511.8	5,035.5	476.3	9.5
Parts and service	966.6	837.0	129.6	15.5
Other	5.1	8.5	(3.4)
Total revenue	$6,483.5	$5,881.0	$602.5	10.2
Gross profit:
New vehicle	$333.4	$189.6	$143.8	75.8
Retail used vehicle	119.1	124.8	(5.7)	(4.6)
Wholesale	12.0	15.0	(3.0)
Used vehicle	131.1	139.8	(8.7)	(6.2)
Finance and insurance	351.1	312.5	38.6	12.4
Total variable operations(1)	815.6	641.9	173.7	27.1
Parts and service	441.9	383.3	58.6	15.3
Other	2.1	0.8	1.3
Total gross profit	$1,259.6	$1,026.0	$233.6	22.8
Retail vehicle unit sales:
New vehicle	54,539	69,212	(14,673)	(21.2)
Used vehicle	75,941	71,566	4,375	6.1
	130,480	140,778	(10,298)	(7.3)
Revenue per vehicle retailed:
New vehicle	$49,643	$43,017	$6,626	15.4
Used vehicle	$30,038	$22,927	$7,111	31.0
Gross profit per vehicle retailed:
New vehicle	$6,113	$2,739	$3,374	123.2
Used vehicle	$1,568	$1,744	$(176)	(10.1)
Finance and insurance	$2,691	$2,220	$471	21.2
Total variable operations(2)	$6,159	$4,453	$1,706	38.3

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2022 (%)	2021 (%)
Revenue mix percentages:
New vehicle	41.8	50.6
Used vehicle	37.8	29.7
Parts and service	14.9	14.2
Finance and insurance, net	5.4	5.3
Other	0.1	0.2
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	26.5	18.5
Used vehicle	10.4	13.6
Parts and service	35.1	37.4
Finance and insurance	27.9	30.5
Other	0.1	—
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	12.3	6.4
Used vehicle - retail	5.2	7.6
Parts and service	45.7	45.8
Total	19.4	17.4

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,807.2	$2,982.3	$(175.1)	(5.9)
Gross profit	$345.0	$190.0	$155.0	81.6
Retail vehicle unit sales	56,442	69,361	(12,919)	(18.6)
Revenue per vehicle retailed	$49,736	$42,997	$6,739	15.7
Gross profit per vehicle retailed	$6,112	$2,739	$3,373	123.1
Gross profit as a percentage of revenue	12.3%	6.4%
Inventory days supply (industry standard of selling days)	8 days	29 days

	Three Months Ended March 31,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,707.5	$2,977.3	$(269.8)	(9.1)
Gross profit	$333.4	$189.6	$143.8	75.8
Retail vehicle unit sales	54,539	69,212	(14,673)	(21.2)
Revenue per vehicle retailed	$49,643	$43,017	$6,626	15.4
Gross profit per vehicle retailed	$6,113	$2,739	$3,374	123.2
Gross profit as a percentage of revenue	12.3%	6.4%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $99.7 million and $5.0 million in new vehicle revenue and $11.6 million and $0.4 million in new vehicle gross profit for the three months ended March 31, 2022 and March 31, 2021, respectively, is related to acquisition and divestiture activity.
First Quarter 2022 compared to First Quarter 2021
Same store new vehicle revenue decreased during the three months ended March 31, 2022, as compared to the same period in 2021, due to a decrease in same store unit volume, partially offset by an increase in same store revenue PVR. Same store unit volume in the current year was adversely impacted by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to strong demand and reduced availability of new vehicle inventory.
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

	Three Months Ended March 31,
($ in millions)	2022	2021	Variance
Floorplan assistance	$27.6	$32.0	$(4.4)
New vehicle floorplan interest expense	(3.7)	(8.9)	5.2
Net new vehicle inventory carrying benefit	$23.9	$23.1	$0.8
The net new vehicle inventory carrying benefit increased during the three months ended March 31, 2022, as compared to the same period in 2021, due to a decrease in floorplan interest expense, partially offset by a decrease in floorplan assistance. Floorplan interest expense decreased due to lower average floorplan balances. Floorplan assistance decreased due to decreases in unit volume, partially offset by an increase the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$2,392.2	$1,644.1	$748.1	45.5
Wholesale revenue	180.2	105.0	75.2	71.6
Total revenue	$2,572.4	$1,749.1	$823.3	47.1
Retail gross profit	$124.9	$125.2	$(0.3)	(0.2)
Wholesale gross profit	11.7	15.0	(3.3)
Total gross profit	$136.6	$140.2	$(3.6)	(2.6)
Retail vehicle unit sales	79,763	71,780	7,983	11.1
Revenue per vehicle retailed	$29,991	$22,905	$7,086	30.9
Gross profit per vehicle retailed	$1,566	$1,744	$(178)	(10.2)
Retail gross profit as a percentage of retail revenue	5.2%	7.6%
Inventory days supply (trailing calendar month days)	30 days	31 days

	Three Months Ended March 31,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$2,281.1	$1,640.8	$640.3	39.0
Wholesale revenue	172.1	104.9	67.2	64.1
Total revenue	$2,453.2	$1,745.7	$707.5	40.5
Retail gross profit	$119.1	$124.8	$(5.7)	(4.6)
Wholesale gross profit	12.0	15.0	(3.0)
Total gross profit	$131.1	$139.8	$(8.7)	(6.2)
Retail vehicle unit sales	75,941	71,566	4,375	6.1
Revenue per vehicle retailed	$30,038	$22,927	$7,111	31.0
Gross profit per vehicle retailed	$1,568	$1,744	$(176)	(10.1)
Retail gross profit as a percentage of retail revenue	5.2%	7.6%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $119.2 million and $3.4 million in total used vehicle revenue and $5.5 million and $0.4 million in total used vehicle gross profit for three months ended March 31, 2022 and March 31, 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
First Quarter 2022 compared to First Quarter 2021
Same store retail used vehicle revenue increased during the three months ended March 31, 2022, as compared to the same period in 2021, due to increases in same store revenue PVR and same store unit volume. The increase in same store unit volume was primarily due to reduced availability of new vehicles.
Same store revenue PVR increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to reduced availability of new vehicle inventory.
Same store gross profit PVR decreased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to margin pressure as a result of a decline in used vehicle values during the first quarter of 2022.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,003.9	$851.0	$152.9	18.0
Gross Profit	$461.1	$389.0	$72.1	18.5
Gross profit as a percentage of revenue	45.9%	45.7%
Same Store:
Revenue	$966.6	$837.0	$129.6	15.5
Gross Profit	$441.9	$383.3	$58.6	15.3
Gross profit as a percentage of revenue	45.7%	45.8%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $37.3 million and $14.0 million in parts and service revenue and $19.2 million and $5.7 million in parts and service gross profit for the three months ended March 31, 2022 and March 31, 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of new AutoNation USA stores.
First Quarter 2022 compared to First Quarter 2021
During the three months ended March 31, 2022, same store parts and service gross profit increased compared to the same period in 2021, primarily due to increases in gross profit associated with customer-pay service of $21.1 million, the preparation of vehicles for sale of $16.2 million, and wholesale parts sales of $8.5 million.
Gross profit associated with customer-pay service benefited from higher value repair orders. Gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders and improved margin performance, partially offset by a decrease in repair order volume. Gross profit associated with wholesale parts sales benefited from an increase in sales volume and improved margin performance.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$363.9	$313.0	$50.9	16.3
Gross profit per vehicle retailed	$2,672	$2,218	$454	20.5
Same Store:
Revenue and gross profit	$351.1	$312.5	$38.6	12.4
Gross profit per vehicle retailed	$2,691	$2,220	$471	21.2
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $12.8 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of new AutoNation USA stores.
First Quarter 2022 compared to First Quarter 2021
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2022, as compared to the same period in 2021, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to an increase in product penetration and higher realized margins on vehicle service contracts. Finance and insurance gross profit PVR also benefited from an increase in amounts financed per transaction.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$2,034.4	$1,846.7	$187.7	10.2
Import	1,974.1	1,769.6	204.5	11.6
Premium Luxury	2,478.7	2,103.5	375.2	17.8
Total	6,487.2	5,719.8	767.4	13.4
Corporate and other	265.6	184.0	81.6	44.3
Total consolidated revenue	$6,752.8	$5,903.8	$849.0	14.4
Segment income(1):
Domestic	$149.4	$118.5	$30.9	26.1
Import	186.2	125.9	60.3	47.9
Premium Luxury	229.5	158.5	71.0	44.8
Total	565.1	402.9	162.2	40.3
Corporate and other	(51.3)	(75.4)	24.1
Floorplan interest expense	5.2	9.4	4.2
Operating income	$519.0	$336.9	$182.1	54.1

Retail new vehicle unit sales:
Domestic	16,365	21,669	(5,304)	(24.5)
Import	24,536	30,843	(6,307)	(20.4)
Premium Luxury	15,541	16,849	(1,308)	(7.8)
	56,442	69,361	(12,919)	(18.6)

Retail used vehicle unit sales:
Domestic	26,596	24,479	2,117	8.6
Import	26,529	25,101	1,428	5.7
Premium Luxury	21,949	19,534	2,415	12.4
	75,074	69,114	5,960	8.6

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$822.5	$935.4	$(112.9)	(12.1)
Used vehicle	823.1	563.7	259.4	46.0
Parts and service	268.7	234.1	34.6	14.8
Finance and insurance, net	119.2	109.3	9.9	9.1
Other	0.9	4.2	(3.3)
Total Revenue	$2,034.4	$1,846.7	$187.7	10.2
Segment income	$149.4	$118.5	$30.9	26.1
Retail new vehicle unit sales	16,365	21,669	(5,304)	(24.5)
Retail used vehicle unit sales	26,596	24,479	2,117	8.6
First Quarter 2022 compared to First Quarter 2021
Domestic revenue increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in used vehicle unit volume and new and used vehicle revenue PVR, partially offset by a decrease in new vehicle unit volume resulting from historically low new vehicle inventory levels due to manufacturer supply shortages. New and used vehicle revenue PVR and used vehicle unit volume benefited from reduced availability of new vehicle inventory. Domestic revenue also benefited from increases in parts and service revenue associated with wholesale parts sales, the preparation of vehicles for sale, and customer-pay service, as well as an increase in finance and insurance revenue PVR.
Domestic segment income increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from high demand and reduced availability of new vehicle inventory. Parts and service results benefited from increases in gross profit associated with the preparation of vehicles for sale, customer-pay service, and wholesale parts sales. Finance and insurance results benefited from an increase in finance and insurance gross profit PVR. Increases to Domestic segment income were partially offset by an increase in performance-driven SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$881.6	$958.0	$(76.4)	(8.0)
Used vehicle	707.6	484.7	222.9	46.0
Parts and service	255.5	214.1	41.4	19.3
Finance and insurance, net	126.4	109.1	17.3	15.9
Other	3.0	3.7	(0.7)
Total Revenue	$1,974.1	$1,769.6	$204.5	11.6
Segment income	$186.2	$125.9	$60.3	47.9
Retail new vehicle unit sales	24,536	30,843	(6,307)	(20.4)
Retail used vehicle unit sales	26,529	25,101	1,428	5.7
First Quarter 2022 compared to First Quarter 2021
Import revenue increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume resulting from historically low new vehicle inventory levels due to manufacturer supply shortages. New and used vehicle revenue PVR and used vehicle unit volume benefited from reduced availability of new vehicle inventory. Import revenue also benefited from increases in parts and service revenue associated with wholesale parts sales, customer-pay service, and the preparation of vehicles for sale, as well as an increase in finance and insurance revenue PVR. Additionally, Import revenue benefited from the acquisitions we completed in 2021.
Import segment income increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from high demand and reduced availability of new vehicle inventory. Parts and service results benefited from increases in gross profit associated with customer-pay service, the preparation of vehicles for sale, and wholesale parts sales. Finance and insurance results benefited from an increase in finance and insurance gross profit PVR. Increases to Import segment income were partially offset by an increase in performance-driven SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,103.1	$1,088.9	$14.2	1.3
Used vehicle	916.1	642.3	273.8	42.6
Parts and service	351.9	285.2	66.7	23.4
Finance and insurance, net	107.2	86.8	20.4	23.5
Other	0.4	0.3	0.1
Total Revenue	$2,478.7	$2,103.5	$375.2	17.8
Segment income	$229.5	$158.5	$71.0	44.8
Retail new vehicle unit sales	15,541	16,849	(1,308)	(7.8)
Retail used vehicle unit sales	21,949	19,534	2,415	12.4
First Quarter 2022 compared to First Quarter 2021
Premium Luxury revenue increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume resulting from historically low new vehicle inventory levels due to manufacturer supply shortages. New and used vehicle revenue PVR and used vehicle unit volume benefited from reduced availability of new vehicle inventory. Premium Luxury revenue also benefited from increases in parts and service revenue associated with customer-pay service, wholesale parts sales, and the preparation of vehicles for sale, as well as an increase in finance and insurance revenue PVR. Additionally, Premium Luxury revenue benefited from the acquisitions we completed in 2021.
Premium Luxury segment income increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from high demand and reduced availability of new vehicle inventory. Parts and service results benefited from increases in gross profit associated with customer-pay service, the preparation of vehicles for sale, and wholesale parts sales. Finance and insurance results benefited from an increase in finance and insurance gross profit PVR. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.

Corporate and other
Corporate and other results included the following:

	Three Months Ended March 31,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$125.6	$58.4	$67.2	115.1
Parts and service	127.8	117.6	10.2	8.7
Finance and insurance, net	11.1	7.8	3.3	42.3
Other	1.1	0.2	0.9
Revenue	$265.6	$184.0	$81.6	44.3
Income (loss)	$(51.3)	$(75.4)	$24.1
“Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA used vehicle stores, auction operations, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of March 31, 2022, we had 56 AutoNation-branded collision centers, 11 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers that service our wholesale parts sales markets for the sale of original equipment manufacturer parts. We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.

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

	Three Months Ended March 31,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$515.8	$441.6	$(74.2)	(16.8)
Advertising	39.9	36.7	(3.2)	(8.7)
Store and corporate overhead	185.7	169.6	(16.1)	(9.5)
Total	$741.4	$647.9	$(93.5)	(14.4)

SG&A as a % of total gross profit:
Compensation	39.4	42.8	340	bps
Advertising	3.0	3.6	60	bps
Store and corporate overhead	14.2	16.3	210	bps
Total	56.6	62.7	610	bps
First Quarter 2022 compared to First Quarter 2021
SG&A expenses increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to a performance-driven increase in compensation expense, as well as increases in compensation expenses and store and corporate overhead expenses due in part to newly acquired and opened stores. Additionally, gross advertising expenses increased $2.8 million and advertising reimbursements from manufacturers decreased $0.4 million. As a percentage of total gross profit, SG&A expenses decreased to 56.6% during the three months ended March 31, 2022, from 62.7% in the same period in 2021, primarily due to improvements in gross profit PVR and effective cost management.
Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2022 compared to First Quarter 2021
Floorplan interest expense was $5.2 million for the three months ended March 31, 2022, compared to $9.4 million for the same period in 2021. The decrease in floorplan interest expense of $4.2 million was the result of lower average vehicle floorplan balances.
Other Interest Expense
First Quarter 2022 compared to First Quarter 2021
Other interest expense was $29.6 million for the three months ended March 31, 2022, compared to $21.2 million for the same period in 2021. The increase in interest expense of $8.4 million was driven by higher average debt balances, partially offset by lower average interest rates.

Other Income (Loss), Net (included in Non-Operating Income)
During the three months ended March 31, 2022 and 2021, we recognized a net loss of $6.7 million and a net gain of $3.5 million, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) held in a Rabbi Trust for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
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
Our effective income tax rate was 24.2% for the three months ended March 31, 2022, and 24.5% for the three months ended March 31, 2021.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2022		December 31, 2021
Cash and cash equivalents	$608.1		$60.4
Revolving credit facility	$1,760.2	(1)	$1,760.3
Secured used vehicle floorplan facilities (2)	$0.1		$0.1
 (1)    At March 31, 2022, we had $39.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had no commercial paper notes outstanding at March 31, 2022. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At March 31, 2022, surety bonds, letters of credit, and cash deposits totaled $106.1 million, of which $39.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

In February 2022, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2022	2021
Shares repurchased	3.5	3.8
Aggregate purchase price	$380.9	$306.1
Average purchase price per share	$110.04	$79.76
As of March 31, 2022, $513.7 million remained available for share repurchases under the program. The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as acquisitions or investments, capital investments in our current businesses, or repurchases of our debt.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Purchases of property and equipment, including operating lease buy-outs (1)	$50.8	$44.4
(1)Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At March 31, 2022, we owned approximately 82% of our new vehicle franchise store locations with a net book value of $2.3 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $599.2 million. None of these properties are mortgaged or encumbered.
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We anticipate that the initial capital investment will be approximately $10 million to $12 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, and our ability to identify, acquire, and build out suitable locations in a timely manner.

Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Cash received from (used in) business acquisitions, net	$—	$—
Cash received from (used in) business divestitures, net	$—	$1.9
We did not purchase or divest stores during the three months ended March 31, 2022. We divested one collision center during the three months ended March 31, 2021.
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of March 31, 2022, and December 31, 2021.

Debt Description	Maturity Date	Interest Payable	March 31, 2022	December 31, 2021
3.5% Senior Notes	November 15, 2024	May 15 and November 15	450.0	450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		327.4	330.6
			3,577.4	2,880.6
Less: unamortized debt discounts and debt issuance costs			(29.1)	(22.2)
Less: current maturities			(11.8)	(12.2)
Long-term debt, net of current maturities			$3,536.5	$2,846.2

On February 28, 2022, we issued $700 million aggregate principal amount of 3.85% Senior Notes due 2032, which were sold at 99.835% of the aggregate principal amount.
We had no commercial paper notes outstanding at March 31, 2022, and $340.0 million commercial paper notes outstanding at December 31, 2021.
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
As of March 31, 2022, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2022, our leverage ratio and capitalization ratio were as follows:

	March 31, 2022
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.53x
Capitalization ratio	≤ 70.0%	54.4%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2022	December 31, 2021
Vehicle floorplan payable - trade	$443.6	$489.9
Vehicle floorplan payable - non-trade	952.1	967.7
Vehicle floorplan payable	$1,395.7	$1,457.6

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net cash provided by operating activities	$643.2	$526.3
Net cash provided by (used in) investing activities	$(59.0)	$70.6
Net cash used in financing activities	$(36.5)	$(816.5)

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
Net cash provided by operating activities increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to an increase in earnings, partially offset by an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to a decrease in proceeds from the sale of equity securities and an increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032. Cash flows from financing activities during the three months ended March 31, 2022, reflect cash payments of $6.4 million for debt issuance costs associated with the senior note issuance that are being amortized to interest expense over the term of the senior notes. During the three months ended March 31, 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $340.0 million during the three months ended March 31, 2022, and vehicle floorplan payable-non-trade totaling net payments of $15.1 million and $206.1 million during the three months ended March 31, 2022 and 2021, respectively.
During the three months ended March 31, 2022, we repurchased 3.5 million shares of common stock for an aggregate purchase price of $380.9 million (average purchase price per share of $110.04), including repurchases for which settlement occurred subsequent to March 31, 2022. During the three months ended March 31, 2021, we repurchased 3.8 million shares of common stock for an aggregate purchase price of $306.1 million (average purchase price per share of $79.76), including repurchases for which settlement occurred subsequent to March 31, 2021.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores and our anticipated investments in connection therewith; our expectations for the future performance of our business and the automotive retail industry; our investments in digital and online capabilities; pending acquisitions; as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on AutoNation’s Twitter feed, www.twitter.com/autonation.
The information that we post on our websites and social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in AutoNation to review the information that we post on those websites and social media channels. Our social media channels may be updated from time to time on our investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have market risk exposure on various instruments that are based on variable interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions.
We had $1.4 billion of variable rate vehicle floorplan payable at March 31, 2022, and $1.5 billion at December 31, 2021. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $14.0 million at March 31, 2022, and $14.6 million at December 31, 2021. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had no commercial paper notes outstanding at March 31, 2022 and $340.0 million at December 31, 2021. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.4 million at December 31, 2021.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $3.5 billion and had a fair value of $3.5 billion as of March 31, 2022, and totaled $2.9 billion and had a fair value of $3.0 billion as of December 31, 2021.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
January 1, 2022 - January 31, 2022	1,096,648	$107.84	1,096,648	$776.3
February 1, 2022 - February 28, 2022	600,000	$110.43	600,000	$710.1
March 1, 2022 - March 31, 2022	1,764,788	$111.28	1,764,788	$513.7
Total	3,461,436		3,461,436

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2022, $513.7 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Supplemental Indenture, dated as of February 28, 2022, by and between AutoNation, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 1, 2022).

4.2	Form of Global 2032 Note (included in Exhibit 4.1).
10.1	Form of AutoNation, Inc. Stock Unit Award Agreement for grants in 2022.
10.2	Letter Agreement, dated as of February 10, 2022, by and between AutoNation, Inc. and Gianluca Camplone.
10.3	Restricted Stock Unit Award Agreement, dated as of March 1, 2022, by and between AutoNation, Inc. and Gianluca Camplone.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 21, 2022	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)