Form 10-Q
period 2022-06-30
AUTONATION, INC.
filed 2022-07-21
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of July 20, 2022, the registrant had 55,983,586 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$336.5	$60.4
Receivables, net	705.4	730.0
Inventory	1,905.3	1,847.9
Other current assets	184.1	173.4
Total Current Assets	3,131.3	2,811.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.9 billion and $1.8 billion, respectively	3,466.3	3,419.5
OPERATING LEASE ASSETS	287.1	284.0
GOODWILL	1,233.3	1,235.3
OTHER INTANGIBLE ASSETS, NET	742.8	743.5
OTHER ASSETS	446.7	449.6
Total Assets	$9,307.5	$8,943.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$556.5	$489.9
Vehicle floorplan payable - non-trade	960.9	967.7
Accounts payable	371.4	395.9
Commercial paper	—	340.0
Current maturities of long-term debt	11.8	12.2
Accrued payroll and benefits	277.5	279.9
Other current liabilities	601.9	574.2
Total Current Liabilities	2,780.0	3,059.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,534.7	2,846.2
NONCURRENT OPERATING LEASE LIABILITIES	262.8	260.1
DEFERRED INCOME TAXES	81.6	78.2
OTHER LIABILITIES	323.4	322.3
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 86,562,149 shares issued at June 30, 2022, and December 31, 2021, including shares held in treasury	0.8	0.8
Additional paid-in capital	5.2	3.2
Retained earnings	5,320.2	4,639.9
Treasury stock, at cost; 30,545,724 and 23,951,543 shares held, respectively	(3,001.2)	(2,266.9)
Total Shareholders’ Equity	2,325.0	2,377.0
Total Liabilities and Shareholders’ Equity	$9,307.5	$8,943.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
New vehicle	$2,935.8	$3,428.3	$5,743.0	$6,410.6
Used vehicle	2,520.4	2,222.9	5,092.8	3,972.0
Parts and service	1,036.3	950.8	2,040.2	1,801.8
Finance and insurance, net	367.6	369.0	731.5	682.0
Other	9.1	7.4	14.5	15.8
TOTAL REVENUE	6,869.2	6,978.4	13,622.0	12,882.2
Cost of sales:
New vehicle	2,582.3	3,107.8	5,044.5	5,900.1
Used vehicle	2,363.9	2,020.2	4,799.7	3,629.1
Parts and service	554.6	518.3	1,097.4	980.3
Other	6.7	5.8	9.8	13.6
TOTAL COST OF SALES (excluding depreciation shown below)	5,507.5	5,652.1	10,951.4	10,523.1
Gross profit:
New vehicle	353.5	320.5	698.5	510.5
Used vehicle	156.5	202.7	293.1	342.9
Parts and service	481.7	432.5	942.8	821.5
Finance and insurance	367.6	369.0	731.5	682.0
Other	2.4	1.6	4.7	2.2
TOTAL GROSS PROFIT	1,361.7	1,326.3	2,670.6	2,359.1
Selling, general, and administrative expenses	754.8	748.9	1,496.2	1,396.8
Depreciation and amortization	48.8	47.9	98.8	95.8
Other income, net	—	(0.7)	(1.5)	(0.6)
OPERATING INCOME	558.1	530.2	1,077.1	867.1
Non-operating income (expense) items:
Floorplan interest expense	(5.8)	(6.6)	(11.0)	(16.0)
Other interest expense	(34.1)	(20.9)	(63.7)	(42.1)
Other income (loss), net	(13.7)	8.9	(20.1)	19.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	504.5	511.6	982.3	828.9
Income tax provision	128.0	126.7	243.7	204.5
NET INCOME FROM CONTINUING OPERATIONS	376.5	384.9	738.6	624.4
Loss from discontinued operations, net of income taxes	(0.2)	(0.1)	(0.2)	(0.2)
NET INCOME	$376.3	$384.8	$738.4	$624.2
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$6.51	$4.88	$12.33	$7.71
Discontinued operations	$—	$—	$—	$—
Net income	$6.51	$4.88	$12.33	$7.71
Weighted average common shares outstanding	57.8	78.9	59.9	81.0
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$6.48	$4.83	$12.25	$7.63
Discontinued operations	$—	$—	$—	$—
Net income	$6.48	$4.83	$12.25	$7.63
Weighted average common shares outstanding	58.1	79.7	60.3	81.8
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	56.0	73.1	56.0	73.1
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0
Net income	—	—	—	362.1	—	362.1
Repurchases of common stock	—	—	—	—	(380.9)	(380.9)
Stock-based compensation expense	—	—	15.9	—	—	15.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(16.7)	(58.1)	46.3	(28.5)
BALANCE AT MARCH 31, 2022	86,562,149	$0.8	$2.4	$4,943.9	$(2,601.5)	$2,345.6
Net income	—	—	—	376.3	—	376.3
Repurchases of common stock	—	—	—	—	(403.9)	(403.9)
Stock-based compensation expense	—	—	5.3	—	—	5.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(2.5)	—	4.2	1.7
BALANCE AT JUNE 30, 2022	86,562,149	$0.8	$5.2	$5,320.2	$(3,001.2)	$2,325.0

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	239.4	—	239.4
Repurchases of common stock	—	—	—	—	(306.1)	(306.1)
Stock-based compensation expense	—	—	20.8	—	—	20.8
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(32.9)	—	37.0	4.1
BALANCE AT MARCH 31, 2021	102,562,149	$1.0	$41.0	$4,308.8	$(1,156.9)	$3,193.9
Net income	—	—	—	384.8	—	384.8
Repurchases of common stock	—	—	—	—	(736.1)	(736.1)
Treasury stock cancellation	(16,000,000)	(0.2)	(40.6)	(797.2)	838.0	—
Stock-based compensation expense	—	—	6.5	—	—	6.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.2)	—	8.9	7.7
BALANCE AT JUNE 30, 2021	86,562,149	$0.8	$5.7	$3,896.4	$(1,046.1)	$2,856.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2022	2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$738.4	$624.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.2	0.2
Depreciation and amortization	98.8	95.8
Amortization of debt issuance costs and accretion of debt discounts	3.0	2.2
Stock-based compensation expense	21.2	27.3
Deferred income tax provision (benefit)	3.5	(20.5)
Net gain related to business/property dispositions	(1.0)	(2.4)
Non-cash impairment charges	1.0	1.7
Loss (gain) on equity investments	0.1	(10.9)
Loss (gain) on corporate-owned life insurance asset	20.8	(8.8)
Other	—	0.1
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	24.3	71.7
Inventory	(63.5)	849.9
Other assets	(0.9)	18.6
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	71.8	(880.6)
Accounts payable	(20.8)	60.2
Other liabilities	(1.7)	101.8
Net cash provided by continuing operations	895.2	930.5
Net cash used in discontinued operations	(0.2)	(0.2)
Net cash provided by operating activities	895.0	930.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(160.3)	(116.2)
Proceeds from assets held for sale	18.0	—
Cash received from business divestitures, net of cash relinquished	—	4.3
Proceeds from the sale of equity securities	—	109.4
Investment in equity securities	—	(3.3)
Other	(6.2)	(2.7)
Net cash used in continuing operations	(148.5)	(8.5)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(148.5)	(8.5)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2022	2021
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(784.5)	(1,021.1)
Proceeds from 3.85% Senior Notes due 2032	698.8	—
Payment of 3.35% Senior Notes due 2021	—	(300.0)
Net proceeds from (payments of) commercial paper	(340.0)	200.0
Payment of debt issuance costs	(6.6)	—
Net payments of vehicle floorplan payable - non-trade	(5.5)	(316.9)
Payments of other debt obligations	(5.9)	(5.6)
Proceeds from the exercise of stock options	2.6	28.9
Payments of tax withholdings for stock-based awards	(29.4)	(17.1)
Net cash used in continuing operations	(470.5)	(1,431.8)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(470.5)	(1,431.8)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	276.0	(510.0)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	60.6	569.7
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$336.6	$59.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of June 30, 2022, we owned and operated 339 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the six months ended June 30, 2022, are manufactured by Toyota (including Lexus), Honda, Ford, Mercedes-Benz, BMW, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). As of June 30, 2022, we also owned and operated 56 AutoNation-branded collision centers, 11 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$858.1	$852.4	$1,225.3	$—	$2,935.8
Used vehicle	786.8	699.6	904.6	129.4	2,520.4
Parts and service	275.5	266.3	367.0	127.5	1,036.3
Finance and insurance, net	119.4	125.7	118.4	4.1	367.6
Other	1.1	5.7	1.3	1.0	9.1
	$2,040.9	$1,949.7	$2,616.6	$262.0	$6,869.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,848.7	$1,748.9	$2,311.4	$179.5	$6,088.5
Goods and services transferred over time(2)	192.2	200.8	305.2	82.5	780.7
	$2,040.9	$1,949.7	$2,616.6	$262.0	$6,869.2

	Three Months Ended June 30, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$991.3	$1,184.2	$1,252.8	$—	$3,428.3
Used vehicle	749.1	604.5	788.8	80.5	2,222.9
Parts and service	257.9	248.5	317.6	126.8	950.8
Finance and insurance, net	125.8	133.2	108.0	2.0	369.0
Other	0.7	4.6	1.3	0.8	7.4
	$2,124.8	$2,175.0	$2,468.5	$210.1	$6,978.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,944.2	$1,984.7	$2,204.5	$129.0	$6,262.4
Goods and services transferred over time(2)	180.6	190.3	264.0	81.1	716.0
	$2,124.8	$2,175.0	$2,468.5	$210.1	$6,978.4

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,680.6	$1,734.0	$2,328.4	$—	$5,743.0
Used vehicle	1,609.9	1,407.2	1,820.7	255.0	5,092.8
Parts and service	544.2	521.8	718.9	255.3	2,040.2
Finance and insurance, net	238.6	252.1	225.6	15.2	731.5
Other	2.0	8.7	1.7	2.1	14.5
	$4,075.3	$3,923.8	$5,095.3	$527.6	$13,622.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,699.3	$3,532.8	$4,497.7	$366.1	$12,095.9
Goods and services transferred over time(2)	376.0	391.0	597.6	161.5	1,526.1
	$4,075.3	$3,923.8	$5,095.3	$527.6	$13,622.0

	Six Months Ended June 30, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,926.7	$2,142.2	$2,341.7	$—	$6,410.6
Used vehicle	1,312.8	1,089.2	1,431.1	138.9	3,972.0
Parts and service	492.0	462.6	602.8	244.4	1,801.8
Finance and insurance, net	235.1	242.3	194.8	9.8	682.0
Other	4.9	8.3	1.6	1.0	15.8
	$3,971.5	$3,944.6	$4,572.0	$394.1	$12,882.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,625.7	$3,588.8	$4,068.1	$236.3	$11,518.9
Goods and services transferred over time(2)	345.8	355.8	503.9	157.8	1,363.3
	$3,971.5	$3,944.6	$4,572.0	$394.1	$12,882.2
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$97.4	$33.9	$46.3	$17.2

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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	June 30, 2022	December 31, 2021
Receivables from contracts with customers, net	$516.6	$539.9
Contract Asset (Current)	$31.1	$30.4
Contract Asset (Long-Term)	$8.7	$14.2
Contract Liability (Current)	$34.2	$33.6
Contract Liability (Long-Term)	$63.5	$60.5
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amounts included in contract liability at the beginning of the period	$8.8	$8.2	$17.8	$16.9
Performance obligations satisfied in previous periods	$0.9	$5.7	$4.7	$11.1
Other significant changes include contract assets reclassified to receivables of $30.5 million for the six months ended June 30, 2022, and $24.6 million for the six months ended June 30, 2021.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income from continuing operations	$376.5	$384.9	$738.6	$624.4
Loss from discontinued operations, net of income taxes	(0.2)	(0.1)	(0.2)	(0.2)
Net income	$376.3	$384.8	$738.4	$624.2

Basic weighted average common shares outstanding	57.8	78.9	59.9	81.0
Dilutive effect of stock options and unvested RSUs	0.3	0.8	0.4	0.8
Diluted weighted average common shares outstanding	58.1	79.7	60.3	81.8

Basic EPS amounts(1):
Continuing operations	$6.51	$4.88	$12.33	$7.71
Discontinued operations	$—	$—	$—	$—
Net income	$6.51	$4.88	$12.33	$7.71

Diluted EPS amounts(1):
Continuing operations	$6.48	$4.83	$12.25	$7.63
Discontinued operations	$—	$—	$—	$—
Net income	$6.48	$4.83	$12.25	$7.63

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Anti-dilutive equity instruments excluded from the computation of diluted EPS	0.1	—	0.1	—

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	June 30, 2022	December 31, 2021
Contracts-in-transit and vehicle receivables	$328.0	$347.4
Trade receivables	157.7	162.6
Manufacturer receivables	148.4	148.4
Income taxes receivable (see Note 8)	5.5	—
Other	69.4	77.0
	709.0	735.4
Less: allowances for expected credit losses	(3.6)	(5.4)
Receivables, net	$705.4	$730.0
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

5.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2022	December 31, 2021
New vehicles	$579.5	$515.1
Used vehicles	1,088.5	1,109.3
Parts, accessories, and other	237.3	223.5
Inventory	$1,905.3	$1,847.9

The components of vehicle floorplan payable are as follows:

	June 30, 2022	December 31, 2021
Vehicle floorplan payable - trade	$556.5	$489.9
Vehicle floorplan payable - non-trade	960.9	967.7
Vehicle floorplan payable	$1,517.4	$1,457.6
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
At June 30, 2022, most of our new vehicle floorplan facilities utilized LIBOR-based interest rates and a smaller portion utilized Prime-based or SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 3.2% at June 30, 2022, and 1.6% at December 31, 2021. As of June 30, 2022, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $0.9 billion had been borrowed.
At June 30, 2022, most of our used vehicle floorplan facilities utilized LIBOR-based interest rates and a smaller portion utilized Prime-based interest rates. Our used vehicle floorplan outstanding had a weighted-average annual interest rate of 3.4% at June 30, 2022, and 1.8% at December 31, 2021. As of June 30, 2022, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $592.0 million, of which $580.8 million had been borrowed. The remaining borrowing capacity of $11.2 million was limited to $0.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2022	December 31, 2021
Goodwill	$1,233.3	$1,235.3

Franchise rights - indefinite-lived	$727.5	$727.5
Other intangibles	24.0	24.0
	751.5	751.5
Less: accumulated amortization	(8.7)	(8.0)
Other intangible assets, net	$742.8	$743.5
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2022, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. We elected to perform quantitative franchise rights impairment tests as of April 30, 2022, and no impairment charges resulted from these quantitative tests.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	June 30, 2022	December 31, 2021
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		324.4	330.6
			3,574.4	2,880.6
Less: unamortized debt discounts and debt issuance costs			(27.9)	(22.2)
Less: current maturities			(11.8)	(12.2)
Long-term debt, net of current maturities			$3,534.7	$2,846.2
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
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2022, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.8 million at June 30, 2022, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at June 30, 2022.
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
Other Long-Term Debt
At June 30, 2022, we had finance leases and other debt obligations of $324.4 million, which are due at various dates through 2041.

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
We had no commercial paper notes outstanding at June 30, 2022. At December 31, 2021, we had $340.0 million commercial paper notes outstanding with a weighted-average annual interest rate of 0.47% and weighted-average remaining term of 10 days.

8.INCOME TAXES
Income taxes receivable included in Receivables, net totaled $5.5 million at June 30, 2022, and income taxes payable included in Other Current Liabilities totaled $6.9 million at December 31, 2021.
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

9.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Shares repurchased	3.7	7.5	7.2	11.3
Aggregate purchase price	$403.9	$736.1	$784.9	$1,042.2
Average purchase price per share	$109.22	$98.17	$109.62	$91.94

As of June 30, 2022, $109.7 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. In July 2022, our Board of Directors increased the share repurchase authorization by $1.0 billion.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Shares issued (in actual number of shares)	32,064	151,601	54,460	570,670
Proceeds from the exercise of stock options	$1.8	$7.7	$2.6	$28.9
Average exercise price per share	$54.63	$51.10	$47.88	$50.71
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In actual number of shares)	2022	2021	2022	2021
Shares issued	10,973	7,341	774,085	639,192
Shares surrendered to AutoNation to satisfy tax withholding obligations	—	1,616	262,951	224,133

10.ACQUISITIONS
We did not purchase any stores during the six months ended June 30, 2022 and 2021. During the second half of 2021, we purchased 20 stores and 4 collision centers operating in South Carolina, Georgia, and Maryland.
The amounts of revenue and earnings of the stores and collision centers acquired during 2021 included in our Unaudited Condensed Consolidated Statement of Operations were $261.7 million and $12.6 million, respectively, for the three months ended June 30, 2022, and $499.5 million and $20.8 million, respectively, for the six months ended June 30, 2022. Our supplemental pro forma revenue and net income from continuing operations for the three and six months ended June 30, 2021, had the acquisition dates been January 1, 2021, are as follows:

Unaudited supplemental pro forma:	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$7,209.1	$13,306.2
Net income from continuing operations	$396.5	$641.9
We entered into an agreement in July 2022 to acquire CIG Financial, an auto finance company headquartered in Irvine, California.

11.CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$336.5	$60.4
Restricted cash included in Other Current Assets	0.1	0.2
Total cash, cash equivalents, and restricted cash	$336.6	$60.6

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $22.5 million at June 30, 2022, and $12.1 million at June 30, 2021.

	Six Months Ended June 30,
	2022	2021
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$23.1	$13.0
Finance lease liabilities	$12.5	$17.3
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $62.0 million during the six months ended June 30, 2022, and $63.7 million during the six months ended June 30, 2021. We made income tax payments, net of income tax refunds, of $252.0 million during the six months ended June 30, 2022, and $190.5 million during the six months ended June 30, 2021.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. In the first quarter of 2021, we sold one of our minority equity investments with a readily determinable fair value for total proceeds of $109.4 million. The fair value of our equity investments with readily determinable fair values totaled $2.1 million at June 30, 2022 and $2.2 million at December 31, 2021.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at June 30, 2022, and $56.7 million at December 31, 2021. This equity investment reflects a cumulative upward adjustment of $3.4 million based on an observable price change. We did not record any upward adjustments during the six months ended June 30, 2022. Additionally, we have not recorded any impairments or downward adjustments to the carrying amount of our equity investment as of and for the six months ended June 30, 2022.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Investments in equity securities are reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.

	Six Months Ended June 30,
	2022	2021
Net gains (losses) recognized during the period on equity securities	$(0.1)	$10.9
Less: Net gains recognized during the period on equity securities sold during the period	—	7.5
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(0.1)	$3.4
•Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	June 30, 2022	December 31, 2021
Carrying value	$3,546.5	$2,858.4
Fair value	$3,256.5	$3,017.8

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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2022 and 2021:

	2022		2021
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Equity investment	$—	$—	$53.4	$3.4
Right-of-use assets	$—	$—	$—	$(0.1)
Long-lived assets held and used	$—	$(1.0)	$10.4	$(1.6)
Goodwill and Other Intangible Assets
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2022 and 2021, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform quantitative franchise rights impairment tests as of April 30, 2022 and 2021, and no impairment charges resulted from these quantitative tests.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The non-cash impairment charges related to right-of-use assets and long-lived assets held and used are included in Other Income, Net in our Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $59.1 million as of June 30, 2022, and $53.3 million as of December 31, 2021, primarily related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $1.1 million as of June 30, 2022, and $1.1 million as of December 31, 2021, related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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
As of June 30, 2022 and 2021, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $7 million at June 30, 2022. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2022. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2022, surety bonds, letters of credit, and cash deposits totaled $106.5 million, of which $39.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

14.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2022, approximately 62% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles sold during the six months ended June 30, 2022, are manufactured by Toyota (including Lexus), Honda, Ford, Mercedes-Benz, BMW, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $148.4 million at June 30, 2022, and $148.4 million at December 31, 2021. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2022, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15.SEGMENT INFORMATION
At June 30, 2022 and 2021, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$2,040.9	$1,949.7	$2,616.6	$4,075.3	$3,923.8	$5,095.3
Segment income (1)	$153.1	$192.5	$257.5	$302.5	$378.7	$487.0

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$2,124.8	$2,175.0	$2,468.5	$3,971.5	$3,944.6	$4,572.0
Segment income (1)	$169.0	$203.7	$225.7	$287.5	$329.6	$384.2

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total segment income for reportable segments	$603.1	$598.4	$1,168.2	$1,001.3
Corporate and other	(50.8)	(74.8)	(102.1)	(150.2)
Other interest expense	(34.1)	(20.9)	(63.7)	(42.1)
Other income (loss), net	(13.7)	8.9	(20.1)	19.9
Income from continuing operations before income taxes	$504.5	$511.6	$982.3	$828.9

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of June 30, 2022, we owned and operated 339 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the six months ended June 30, 2022, are manufactured by Toyota (including Lexus), Honda, Ford, Mercedes-Benz, BMW, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). As of June 30, 2022, we also owned and operated 56 AutoNation-branded collision centers, 11 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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
At June 30, 2022, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2022, new vehicle sales accounted for 42% of our total revenue and 26% of our total gross profit. Used vehicle sales accounted for 37% of our total revenue and 11% of our total gross profit. Our parts and service operations, while comprising 15% of our total revenue, contributed 35% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 27% of our total gross profit.

Market Conditions
In the second quarter of 2022, U.S. industry retail new vehicle unit sales decreased 15% as compared to the second quarter of 2021, primarily as a result of the limited supply of new vehicles to sell. During the second quarter of 2022, the demand for vehicles continued to exceed supply. While market demand for vehicles remains high, there continues to be a shortage of available new vehicles for sale driven largely by disruptions in the manufacturers’ supply chains. This demand and supply imbalance continues to result in higher levels of profitability for available new vehicles. The reduced levels of new vehicle availability is currently expected to continue throughout 2022; however, there is still significant uncertainty as to when new vehicle availability will improve, as well as the duration and/or degree of the higher levels of profitability being realized during this time. Additionally, rising interest rates and high levels of inflation could adversely impact consumer demand for vehicles.
Results of Operations
During the three months ended June 30, 2022, we had net income from continuing operations of $376.5 million and diluted earnings per share of $6.48, as compared to net income from continuing operations of $384.9 million and diluted earnings per share of $4.83 during the same period in 2021.
Our total gross profit increased 2.7% during the second quarter of 2022 compared to the second quarter of 2021, driven by increases in new vehicle gross profit of 10.3% and parts and service gross profit of 11.4%. each as compared to the second quarter of 2021. New vehicle gross profit benefited from an increase in gross profit per vehicle retailed (“PVR”) resulting from strong demand and historically low new vehicle inventory levels due to disruptions in the manufacturers’ supply chains. Parts and service results benefited primarily from increases in gross profit from customer-pay service and the preparation of vehicles for sale. The increases in gross profit were partially offset by a decrease in used vehicle gross profit of 22.8% due to margin pressure as a result of a decline in used vehicle values.
SG&A expenses increased largely due to newly acquired and opened stores. With improvements in gross profit and our continued focus on cost control, SG&A expenses as a percentage of gross profit decreased to 55.4% during the three months ended June 30, 2022, from 56.5% in the same period in 2021. Other interest expense increased due to higher average debt balances, partially offset by lower average interest rates.
Net income from continuing operations during the three months ended June 30, 2021, benefited from an after-tax gain of $2.6 million related to changes in the fair value of the underlying securities of our minority equity investment.
Strategic Initiatives
We entered into an agreement in July 2022 to acquire CIG Financial, an auto finance company headquartered in Irvine, California, for $85 million as well as the assumption of certain liabilities as of the acquisition date. The acquisition of CIG Financial aligns with our strategic business model and singular focus on personalized finance and mobility solutions that are easy, transparent, and customer-centric. This acquisition will further extend our relationship with our customers beyond the buying experience and throughout the vehicle ownership life cycle. The transaction remains subject to customary closing conditions and regulatory approvals and is expected to close within the next 90 days.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at June 30, 2022 and 2021, were 10,782 and 14,338, respectively. By historical standards, our inventory unit levels are significantly lower driven by strong demand and disruptions in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at June 30, 2022, or at December 31, 2021.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $4.3 million at June 30, 2022, and $3.6 million at December 31, 2021.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.3 million at June 30, 2022, and $5.8 million at December 31, 2021.
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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2022, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
As of June 30, 2022, we have $228.7 million of goodwill related to the Domestic reporting unit, $517.9 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, and $4.6 million related to the Collision Centers reporting unit.
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
We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2022, and no impairment charges resulted from these quantitative tests.
If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2022, no impairment would have resulted. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,935.8	$3,428.3	$(492.5)	(14.4)	$5,743.0	$6,410.6	$(667.6)	(10.4)
Retail used vehicle	2,362.2	2,085.8	276.4	13.3	4,754.4	3,729.9	1,024.5	27.5
Wholesale	158.2	137.1	21.1	15.4	338.4	242.1	96.3	39.8
Used vehicle	2,520.4	2,222.9	297.5	13.4	5,092.8	3,972.0	1,120.8	28.2
Finance and insurance, net	367.6	369.0	(1.4)	(0.4)	731.5	682.0	49.5	7.3
Total variable operations(1)	5,823.8	6,020.2	(196.4)	(3.3)	11,567.3	11,064.6	502.7	4.5
Parts and service	1,036.3	950.8	85.5	9.0	2,040.2	1,801.8	238.4	13.2
Other	9.1	7.4	1.7		14.5	15.8	(1.3)
Total revenue	$6,869.2	$6,978.4	$(109.2)	(1.6)	$13,622.0	$12,882.2	$739.8	5.7
Gross profit:
New vehicle	$353.5	$320.5	$33.0	10.3	$698.5	$510.5	$188.0	36.8
Retail used vehicle	147.6	180.4	(32.8)	(18.2)	272.5	305.6	(33.1)	(10.8)
Wholesale	8.9	22.3	(13.4)		20.6	37.3	(16.7)
Used vehicle	156.5	202.7	(46.2)	(22.8)	293.1	342.9	(49.8)	(14.5)
Finance and insurance	367.6	369.0	(1.4)	(0.4)	731.5	682.0	49.5	7.3
Total variable operations(1)	877.6	892.2	(14.6)	(1.6)	1,723.1	1,535.4	187.7	12.2
Parts and service	481.7	432.5	49.2	11.4	942.8	821.5	121.3	14.8
Other	2.4	1.6	0.8		4.7	2.2	2.5
Total gross profit	1,361.7	1,326.3	35.4	2.7	2,670.6	2,359.1	311.5	13.2
Selling, general, and administrative expenses	754.8	748.9	(5.9)	(0.8)	1,496.2	1,396.8	(99.4)	(7.1)
Depreciation and amortization	48.8	47.9	(0.9)		98.8	95.8	(3.0)
Other income, net	—	(0.7)	(0.7)		(1.5)	(0.6)	0.9
Operating income	558.1	530.2	27.9	5.3	1,077.1	867.1	210.0	24.2
Non-operating income (expense) items:
Floorplan interest expense	(5.8)	(6.6)	0.8		(11.0)	(16.0)	5.0
Other interest expense	(34.1)	(20.9)	(13.2)		(63.7)	(42.1)	(21.6)
Other income (loss), net	(13.7)	8.9	(22.6)		(20.1)	19.9	(40.0)
Income from continuing operations before income taxes	$504.5	$511.6	$(7.1)	(1.4)	$982.3	$828.9	$153.4	18.5
Retail vehicle unit sales:
New vehicle	57,890	77,164	(19,274)	(25.0)	114,332	146,525	(32,193)	(22.0)
Used vehicle	77,080	80,589	(3,509)	(4.4)	156,843	152,369	4,474	2.9
	134,970	157,753	(22,783)	(14.4)	271,175	298,894	(27,719)	(9.3)
Revenue per vehicle retailed:
New vehicle	$50,713	$44,429	$6,284	14.1	$50,231	$43,751	$6,480	14.8
Used vehicle	$30,646	$25,882	$4,764	18.4	$30,313	$24,479	$5,834	23.8
Gross profit per vehicle retailed:
New vehicle	$6,106	$4,153	$1,953	47.0	$6,109	$3,484	$2,625	75.3
Used vehicle	$1,915	$2,239	$(324)	(14.5)	$1,737	$2,006	$(269)	(13.4)
Finance and insurance	$2,724	$2,339	$385	16.5	$2,698	$2,282	$416	18.2
Total variable operations(2)	$6,436	$5,514	$922	16.7	$6,278	$5,012	$1,266	25.3

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022 (%)	2021 (%)	2022 (%)	2021 (%)
Revenue mix percentages:
New vehicle	42.7	49.1	42.2	49.8
Used vehicle	36.7	31.9	37.4	30.8
Parts and service	15.1	13.6	15.0	14.0
Finance and insurance, net	5.4	5.3	5.4	5.3
Other	0.1	0.1	—	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	26.0	24.2	26.2	21.6
Used vehicle	11.5	15.3	11.0	14.5
Parts and service	35.4	32.6	35.3	34.8
Finance and insurance	27.0	27.8	27.4	28.9
Other	0.1	0.1	0.1	0.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	12.0	9.3	12.2	8.0
Used vehicle - retail	6.2	8.6	5.7	8.2
Parts and service	46.5	45.5	46.2	45.6
Total	19.8	19.0	19.6	18.3
Selling, general, and administrative expenses	11.0	10.7	11.0	10.8
Operating income	8.1	7.6	7.9	6.7
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	55.4	56.5	56.0	59.2
Operating income	41.0	40.0	40.3	36.8

	June 30,
	2022	2021
Inventory days supply:
New vehicle (industry standard of selling days)	11 days	14 days
Used vehicle (trailing calendar month days)	40 days	34 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,829.5	$3,425.7	$(596.2)	(17.4)	$5,536.9	$6,403.0	$(866.1)	(13.5)
Retail used vehicle	2,245.2	2,083.4	161.8	7.8	4,526.3	3,724.2	802.1	21.5
Wholesale	151.8	136.9	14.9	10.9	323.8	241.8	82.0	33.9
Used vehicle	2,397.0	2,220.3	176.7	8.0	4,850.1	3,966.0	884.1	22.3
Finance and insurance, net	351.2	368.7	(17.5)	(4.7)	702.2	681.2	21.0	3.1
Total variable operations(1)	5,577.7	6,014.7	(437.0)	(7.3)	11,089.2	11,050.2	39.0	0.4
Parts and service	995.9	937.0	58.9	6.3	1,962.2	1,773.8	188.4	10.6
Other	8.9	7.1	1.8		14.5	15.7	(1.2)
Total revenue	$6,582.5	$6,958.8	$(376.3)	(5.4)	$13,065.9	$12,839.7	$226.2	1.8
Gross profit:
New vehicle	$341.4	$320.4	$21.0	6.6	$674.8	$510.0	$164.8	32.3
Retail used vehicle	140.3	180.2	(39.9)	(22.1)	259.3	305.0	(45.7)	(15.0)
Wholesale	9.4	22.3	(12.9)		21.4	37.3	(15.9)
Used vehicle	149.7	202.5	(52.8)	(26.1)	280.7	342.3	(61.6)	(18.0)
Finance and insurance	351.2	368.7	(17.5)	(4.7)	702.2	681.2	21.0	3.1
Total variable operations(1)	842.3	891.6	(49.3)	(5.5)	1,657.7	1,533.5	124.2	8.1
Parts and service	461.0	426.7	34.3	8.0	902.9	809.9	93.0	11.5
Other	2.3	1.4	0.9		4.5	2.2	2.3
Total gross profit	$1,305.6	$1,319.7	$(14.1)	(1.1)	$2,565.1	$2,345.6	$219.5	9.4
Retail vehicle unit sales:
New vehicle	55,889	77,081	(21,192)	(27.5)	110,428	146,293	(35,865)	(24.5)
Used vehicle	73,211	80,452	(7,241)	(9.0)	149,152	152,018	(2,866)	(1.9)
	129,100	157,533	(28,433)	(18.0)	259,580	298,311	(38,731)	(13.0)
Revenue per vehicle retailed:
New vehicle	$50,627	$44,443	$6,184	13.9	$50,140	$43,768	$6,372	14.6
Used vehicle	$30,668	$25,896	$4,772	18.4	$30,347	$24,498	$5,849	23.9
Gross profit per vehicle retailed:
New vehicle	$6,109	$4,157	$1,952	47.0	$6,111	$3,486	$2,625	75.3
Used vehicle	$1,916	$2,240	$(324)	(14.5)	$1,738	$2,006	$(268)	(13.4)
Finance and insurance	$2,720	$2,340	$380	16.2	$2,705	$2,284	$421	18.4
Total variable operations(2)	$6,452	$5,518	$934	16.9	$6,304	$5,016	$1,288	25.7

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022 (%)	2021 (%)	2022 (%)	2021 (%)
Revenue mix percentages:
New vehicle	43.0	49.2	42.4	49.9
Used vehicle	36.4	31.9	37.1	30.9
Parts and service	15.1	13.5	15.0	13.8
Finance and insurance, net	5.3	5.3	5.4	5.3
Other	0.2	0.1	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	26.1	24.3	26.3	21.7
Used vehicle	11.5	15.3	10.9	14.6
Parts and service	35.3	32.3	35.2	34.5
Finance and insurance	26.9	27.9	27.4	29.0
Other	0.2	0.2	0.2	0.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	12.1	9.4	12.2	8.0
Used vehicle - retail	6.2	8.6	5.7	8.2
Parts and service	46.3	45.5	46.0	45.7
Total	19.8	19.0	19.6	18.3

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,935.8	$3,428.3	$(492.5)	(14.4)	$5,743.0	$6,410.6	$(667.6)	(10.4)
Gross profit	$353.5	$320.5	$33.0	10.3	$698.5	$510.5	$188.0	36.8
Retail vehicle unit sales	57,890	77,164	(19,274)	(25.0)	114,332	146,525	(32,193)	(22.0)
Revenue per vehicle retailed	$50,713	$44,429	$6,284	14.1	$50,231	$43,751	$6,480	14.8
Gross profit per vehicle retailed	$6,106	$4,153	$1,953	47.0	$6,109	$3,484	$2,625	75.3
Gross profit as a percentage of revenue	12.0%	9.3%			12.2%	8.0%
Inventory days supply (industry standard of selling days)	11 days	14 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,829.5	$3,425.7	$(596.2)	(17.4)	$5,536.9	$6,403.0	$(866.1)	(13.5)
Gross profit	$341.4	$320.4	$21.0	6.6	$674.8	$510.0	$164.8	32.3
Retail vehicle unit sales	55,889	77,081	(21,192)	(27.5)	110,428	146,293	(35,865)	(24.5)
Revenue per vehicle retailed	$50,627	$44,443	$6,184	13.9	$50,140	$43,768	$6,372	14.6
Gross profit per vehicle retailed	$6,109	$4,157	$1,952	47.0	$6,111	$3,486	$2,625	75.3
Gross profit as a percentage of revenue	12.1%	9.4%			12.2%	8.0%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $106.3 million and $2.6 million in new vehicle revenue and $12.1 million and $0.1 million in new vehicle gross profit for the three months ended June 30, 2022 and 2021, respectively, and $206.1 million and $7.6 million in new vehicle revenue and $23.7 million and $0.5 million in new vehicle gross profit for the six months ended June 30, 2022 and 2021, respectively, is related to acquisition and divestiture activity.
Second Quarter 2022 compared to Second Quarter 2021
Same store new vehicle revenue decreased during the three months ended June 30, 2022, as compared to the same period in 2021, due to a decrease in same store unit volume, partially offset by an increase in same store revenue PVR. Same store unit volume in the current year was adversely impacted by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to strong demand and reduced availability of new vehicle inventory.
First Six Months 2022 compared to First Six Months 2021
Same store new vehicle revenue decreased during the six months ended June 30, 2022, as compared to the same period in 2021, due to a decrease in same store unit volume, partially offset by an increase in same store revenue PVR. Same store unit volume in the current year was adversely impacted by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to strong demand and reduced availability of new vehicle inventory.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2022	2021	Variance	2022	2021	Variance
Floorplan assistance	$27.3	$34.7	$(7.4)	$54.8	$66.7	$(11.9)
New vehicle floorplan interest expense	(5.1)	(6.0)	0.9	(8.8)	(14.9)	6.1
Net new vehicle inventory carrying benefit	$22.2	$28.7	$(6.5)	$46.0	$51.8	$(5.8)
Second Quarter 2022 compared to Second Quarter 2021
The net new vehicle inventory carrying benefit decreased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to a decrease in floorplan assistance as a result of a decrease in unit volume, partially offset by an increase in the average floorplan assistance rate per unit.
First Six Months 2022 compared to First Six Months 2021
The net new vehicle inventory carrying benefit decreased during the six months ended June 30, 2022, as compared to the same period in 2021, due to a decrease in floorplan assistance, partially offset by a decrease in floorplan interest expense. Floorplan assistance decreased due to a decrease in unit volume, partially offset by an increase in the average floorplan assistance rate per unit. Floorplan interest expense decreased due to lower average floorplan balances, partially offset by higher average interest rates. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$2,362.2	$2,085.8	$276.4	13.3	$4,754.4	$3,729.9	$1,024.5	27.5
Wholesale revenue	158.2	137.1	21.1	15.4	338.4	242.1	96.3	39.8
Total revenue	$2,520.4	$2,222.9	$297.5	13.4	$5,092.8	$3,972.0	$1,120.8	28.2
Retail gross profit	$147.6	$180.4	$(32.8)	(18.2)	$272.5	$305.6	$(33.1)	(10.8)
Wholesale gross profit	8.9	22.3	(13.4)		20.6	37.3	(16.7)
Total gross profit	$156.5	$202.7	$(46.2)	(22.8)	$293.1	$342.9	$(49.8)	(14.5)
Retail vehicle unit sales	77,080	80,589	(3,509)	(4.4)	156,843	152,369	4,474	2.9
Revenue per vehicle retailed	$30,646	$25,882	$4,764	18.4	$30,313	$24,479	$5,834	23.8
Gross profit per vehicle retailed	$1,915	$2,239	$(324)	(14.5)	$1,737	$2,006	$(269)	(13.4)
Retail gross profit as a percentage of retail revenue	6.2%	8.6%			5.7%	8.2%
Inventory days supply (trailing calendar month days)	40 days	34 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$2,245.2	$2,083.4	$161.8	7.8	$4,526.3	$3,724.2	$802.1	21.5
Wholesale revenue	151.8	136.9	14.9	10.9	323.8	241.8	82.0	33.9
Total revenue	$2,397.0	$2,220.3	$176.7	8.0	$4,850.1	$3,966.0	$884.1	22.3
Retail gross profit	$140.3	$180.2	$(39.9)	(22.1)	$259.3	$305.0	$(45.7)	(15.0)
Wholesale gross profit	9.4	22.3	(12.9)		21.4	37.3	(15.9)
Total gross profit	$149.7	$202.5	$(52.8)	(26.1)	$280.7	$342.3	$(61.6)	(18.0)
Retail vehicle unit sales	73,211	80,452	(7,241)	(9.0)	149,152	152,018	(2,866)	(1.9)
Revenue per vehicle retailed	$30,668	$25,896	$4,772	18.4	$30,347	$24,498	$5,849	23.9
Gross profit per vehicle retailed	$1,916	$2,240	$(324)	(14.5)	$1,738	$2,006	$(268)	(13.4)
Retail gross profit as a percentage of retail revenue	6.2%	8.6%			5.7%	8.2%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $123.4 million and $2.6 million in total used vehicle revenue and $6.8 million and $0.2 million in total used vehicle gross profit for the three months ended June 30, 2022 and 2021, respectively, and $242.7 million and $6.0 million in total used vehicle revenue and $12.4 million and $0.6 million in total used vehicle gross profit for the six months ended June 30, 2022 and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Second Quarter 2022 compared to Second Quarter 2021
Same store retail used vehicle revenue increased during the three months ended June 30, 2022, as compared to the same period in 2021, due to an increase in same store revenue PVR, partially offset by a decrease in same store unit volume of lower-priced entry-level vehicles.
Same store revenue PVR increased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to reduced availability of new vehicle inventory.
Same store gross profit PVR decreased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to margin pressure as a result of a decline in used vehicle values.

First Six Months 2022 compared to First Six Months 2021
Same store retail used vehicle revenue increased during the six months ended June 30, 2022, as compared to the same period in 2021, due to an increase in same store revenue PVR, partially offset by a decrease in same store unit volume of lower-priced entry-level vehicles.
Same store revenue PVR increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to reduced availability of new vehicle inventory.
Same store gross profit PVR decreased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to margin pressure as a result of a decline in used vehicle values.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,036.3	$950.8	$85.5	9.0	$2,040.2	$1,801.8	$238.4	13.2
Gross Profit	$481.7	$432.5	$49.2	11.4	$942.8	$821.5	$121.3	14.8
Gross profit as a percentage of revenue	46.5%	45.5%			46.2%	45.6%
Same Store:
Revenue	$995.9	$937.0	$58.9	6.3	$1,962.2	$1,773.8	$188.4	10.6
Gross Profit	$461.0	$426.7	$34.3	8.0	$902.9	$809.9	$93.0	11.5
Gross profit as a percentage of revenue	46.3%	45.5%			46.0%	45.7%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $40.4 million and $13.8 million in parts and service revenue and $20.7 million and $5.8 million in parts and service gross profit for the three months ended June 30, 2022 and 2021, respectively, and $78.0 million and $28.0 million in parts and service revenue and $39.9 million and $11.6 million in parts and service gross profit for the six months ended June 30, 2022 and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Second Quarter 2022 compared to Second Quarter 2021
During the three months ended June 30, 2022, same store parts and service gross profit increased compared to the same period in 2021, primarily due to increases in gross profit associated with customer-pay service of $17.3 million and the preparation of vehicles for sale of $9.1 million.
Gross profit associated with customer-pay service benefited from higher value repair orders, partially offset by a decrease in repair order volume. Gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders and improved margin performance, partially offset by a decrease in repair order volume.
First Six Months 2022 compared to First Six Months 2021
During the six months ended June 30, 2022, same store parts and service gross profit increased compared to the same period in 2021, primarily due to increases in gross profit associated with customer-pay service of $38.4 million and the preparation of vehicles for sale of $25.3 million.
Gross profit associated with customer-pay service benefited from higher value repair orders, partially offset by decreases in repair order volume and margin performance. Gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders and improved margin performance, partially offset by a decrease in repair order volume.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$367.6	$369.0	$(1.4)	(0.4)	$731.5	$682.0	$49.5	7.3
Gross profit per vehicle retailed	$2,724	$2,339	$385	16.5	$2,698	$2,282	$416	18.2
Same Store:
Revenue and gross profit	$351.2	$368.7	$(17.5)	(4.7)	$702.2	$681.2	$21.0	3.1
Gross profit per vehicle retailed	$2,720	$2,340	$380	16.2	$2,705	$2,284	$421	18.4
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $16.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $29.3 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Second Quarter 2022 compared to Second Quarter 2021
Same store finance and insurance revenue and gross profit decreased during the three months ended June 30, 2022, as compared to the same period in 2021, due to a decrease in vehicle unit volume, partially offset by an increase in finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in amounts financed per transaction and gross profit per transaction associated with arranging customer financing.
First Six Months 2022 compared to First Six Months 2021
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2022, as compared to the same period in 2021, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle service contracts and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in amounts financed per transaction and gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$2,040.9	$2,124.8	$(83.9)	(3.9)	$4,075.3	$3,971.5	$103.8	2.6
Import	1,949.7	2,175.0	(225.3)	(10.4)	3,923.8	3,944.6	(20.8)	(0.5)
Premium Luxury	2,616.6	2,468.5	148.1	6.0	5,095.3	4,572.0	523.3	11.4
Total	6,607.2	6,768.3	(161.1)	(2.4)	13,094.4	12,488.1	606.3	4.9
Corporate and other	262.0	210.1	51.9	24.7	527.6	394.1	133.5	33.9
Total consolidated revenue	$6,869.2	$6,978.4	$(109.2)	(1.6)	$13,622.0	$12,882.2	$739.8	5.7
Segment income(1):
Domestic	$153.1	$169.0	$(15.9)	(9.4)	$302.5	$287.5	$15.0	5.2
Import	192.5	203.7	(11.2)	(5.5)	378.7	329.6	49.1	14.9
Premium Luxury	257.5	225.7	31.8	14.1	487.0	384.2	102.8	26.8
Total	603.1	598.4	4.7	0.8	1,168.2	1,001.3	166.9	16.7
Corporate and other	(50.8)	(74.8)	24.0		(102.1)	(150.2)	48.1
Floorplan interest expense	5.8	6.6	0.8		11.0	16.0	5.0
Operating income	$558.1	$530.2	$27.9	5.3	$1,077.1	$867.1	$210.0	24.2

Retail new vehicle unit sales:
Domestic	16,760	21,459	(4,699)	(21.9)	33,125	43,128	(10,003)	(23.2)
Import	23,612	36,136	(12,524)	(34.7)	48,148	66,979	(18,831)	(28.1)
Premium Luxury	17,518	19,569	(2,051)	(10.5)	33,059	36,418	(3,359)	(9.2)
	57,890	77,164	(19,274)	(25.0)	114,332	146,525	(32,193)	(22.0)

Retail used vehicle unit sales:
Domestic	25,180	28,056	(2,876)	(10.3)	51,776	52,535	(759)	(1.4)
Import	25,786	27,128	(1,342)	(4.9)	52,315	52,229	86	0.2
Premium Luxury	21,381	22,370	(989)	(4.4)	43,330	41,904	1,426	3.4
	72,347	77,554	(5,207)	(6.7)	147,421	146,668	753	0.5

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$858.1	$991.3	$(133.2)	(13.4)	$1,680.6	$1,926.7	$(246.1)	(12.8)
Used vehicle	786.8	749.1	37.7	5.0	1,609.9	1,312.8	297.1	22.6
Parts and service	275.5	257.9	17.6	6.8	544.2	492.0	52.2	10.6
Finance and insurance, net	119.4	125.8	(6.4)	(5.1)	238.6	235.1	3.5	1.5
Other	1.1	0.7	0.4		2.0	4.9	(2.9)
Total Revenue	$2,040.9	$2,124.8	$(83.9)	(3.9)	$4,075.3	$3,971.5	$103.8	2.6
Segment income	$153.1	$169.0	$(15.9)	(9.4)	$302.5	$287.5	$15.0	5.2
Retail new vehicle unit sales	16,760	21,459	(4,699)	(21.9)	33,125	43,128	(10,003)	(23.2)
Retail used vehicle unit sales	25,180	28,056	(2,876)	(10.3)	51,776	52,535	(759)	(1.4)
Second Quarter 2022 compared to Second Quarter 2021
Domestic revenue decreased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to decreases in new and used vehicle unit volume, partially offset by increases in new and used vehicle revenue PVR. New vehicle unit volume was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages, which also favorably impacted new and used vehicle revenue PVR. Domestic revenue also benefited from increases in parts and service revenue associated with wholesale parts sales, the preparation of vehicles for sale, and customer-pay service.
Domestic segment income decreased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to a decrease in used vehicle gross profit due to margin pressure as a result of a decline in used vehicle values and a decrease in used vehicle unit volume. Domestic segment income was also adversely impacted by a decrease in finance and insurance gross profit due to the decrease in vehicle unit volume. Decreases in segment income were partially offset by increases in parts and service gross profit associated with the preparation of vehicles for sale, wholesale parts sales, and customer-pay service.
First Six Months 2022 compared to First Six Months 2021
Domestic revenue increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to increases in used vehicle revenue and parts and service revenue. Used vehicle revenue increased due to an increase in used vehicle revenue PVR primarily due to reduced availability of new vehicle inventory. Parts and service revenue benefited from increases in revenue associated with wholesale parts sales, the preparation of vehicles for sale, and customer-pay service. Increases in Domestic revenue were partially offset by a decrease in new vehicle revenue, which was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages.
Domestic segment income increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Parts and service results benefited from increases in gross profit associated with the preparation of vehicles for sale, customer-pay service, and wholesale parts sales. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR, partially offset by a decrease in vehicle unit volume. Increases to Domestic segment income were partially offset by a decrease in used vehicle gross profit due to margin pressure as a result of a decline in used vehicle values, as well as an increase in performance-driven SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$852.4	$1,184.2	$(331.8)	(28.0)	$1,734.0	$2,142.2	$(408.2)	(19.1)
Used vehicle	699.6	604.5	95.1	15.7	1,407.2	1,089.2	318.0	29.2
Parts and service	266.3	248.5	17.8	7.2	521.8	462.6	59.2	12.8
Finance and insurance, net	125.7	133.2	(7.5)	(5.6)	252.1	242.3	9.8	4.0
Other	5.7	4.6	1.1		8.7	8.3	0.4
Total Revenue	$1,949.7	$2,175.0	$(225.3)	(10.4)	$3,923.8	$3,944.6	$(20.8)	(0.5)
Segment income	$192.5	$203.7	$(11.2)	(5.5)	$378.7	$329.6	$49.1	14.9
Retail new vehicle unit sales	23,612	36,136	(12,524)	(34.7)	48,148	66,979	(18,831)	(28.1)
Retail used vehicle unit sales	25,786	27,128	(1,342)	(4.9)	52,315	52,229	86	0.2
Second Quarter 2022 compared to Second Quarter 2021
Import revenue decreased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to decreases in new and used vehicle unit volume, partially offset by increases in new and used vehicle revenue PVR. New vehicle unit volume was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages, which also favorably impacted new and used vehicle revenue PVR. Import revenue also benefited from an increase in parts and service revenue associated with customer-pay service. Additionally, Import revenue benefited from the acquisitions we completed in 2021.
Import segment income decreased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to decreases in used vehicle gross profit and finance and insurance gross profit. Used vehicle gross profit was adversely impacted by margin pressure as a result of a decline in used vehicle values. Finance and insurance gross profit was adversely impacted by a decrease in vehicle unit volume. Decreases to Import segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service. Additionally, Import segment income benefited from the acquisitions we completed in 2021.
First Six Months 2022 compared to First Six Months 2021
Import revenue decreased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to a decrease in new vehicle unit volume, partially offset by increases in new and used vehicle revenue PVR. New vehicle unit volume was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages, which also favorably impacted new and used vehicle revenue PVR. Import revenue also benefited from increases in parts and service revenue associated with wholesale parts sales and customer-pay service. Additionally, Import revenue benefited from the acquisitions we completed in 2021.
Import segment income increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Parts and service results benefited from increases in gross profit associated with customer-pay service and the preparation of vehicles for sale. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. Increases to Import segment income were partially offset by an increase in performance-driven SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,225.3	$1,252.8	$(27.5)	(2.2)	$2,328.4	$2,341.7	$(13.3)	(0.6)
Used vehicle	904.6	788.8	115.8	14.7	1,820.7	1,431.1	389.6	27.2
Parts and service	367.0	317.6	49.4	15.6	718.9	602.8	116.1	19.3
Finance and insurance, net	118.4	108.0	10.4	9.6	225.6	194.8	30.8	15.8
Other	1.3	1.3	—		1.7	1.6	0.1
Total Revenue	$2,616.6	$2,468.5	$148.1	6.0	$5,095.3	$4,572.0	$523.3	11.4
Segment income	$257.5	$225.7	$31.8	14.1	$487.0	$384.2	$102.8	26.8
Retail new vehicle unit sales	17,518	19,569	(2,051)	(10.5)	33,059	36,418	(3,359)	(9.2)
Retail used vehicle unit sales	21,381	22,370	(989)	(4.4)	43,330	41,904	1,426	3.4
Second Quarter 2022 compared to Second Quarter 2021
Premium Luxury revenue increased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to the acquisitions we completed in 2021. Premium Luxury revenue also benefited from increases in new and used vehicle revenue PVR, partially offset by decreases in new and used vehicle unit volume. New and used vehicle revenue PVR benefited from historically low new vehicle inventory levels due to manufacturer supply shortages, which also negatively impacted new vehicle unit volume. Additionally, Premium Luxury revenue benefited from an increase in parts and service revenue associated with customer-pay service.
Premium Luxury segment income increased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Parts and service results benefited from an increase in gross profit associated with customer-pay service. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR, partially offset by a decrease in vehicle unit volume. Additionally, Premium Luxury segment income benefited from the acquisitions we completed in 2021. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.
First Six Months 2022 compared to First Six Months 2021
Premium Luxury revenue increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to the acquisitions we completed in 2021. Premium Luxury revenue also benefited from increases in new and used vehicle revenue PVR and used vehicle unit volume, partially offset by a decrease in new vehicle unit volume. New and used vehicle revenue PVR and used vehicle unit volume benefited from historically low new vehicle inventory levels due to manufacturer supply shortages, which also negatively impacted new vehicle unit volume. Premium Luxury revenue also benefited from increases in parts and service revenue associated with customer-pay service, wholesale parts sales, and the preparation of vehicles for sale.
Premium Luxury segment income increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Parts and service results benefited from increases in gross profit associated with customer-pay service and the preparation of vehicles for sale. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR, partially offset by a decrease in vehicle unit volume. Increases to Premium Luxury segment income were partially offset by an increase in performance-driven SG&A expenses.

Corporate and other
Corporate and other results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$129.4	$80.5	$48.9	60.7	$255.0	$138.9	$116.1	83.6
Parts and service	127.5	126.8	0.7	0.6	$255.3	$244.4	$10.9	4.5
Finance and insurance, net	4.1	2.0	2.1	105.0	15.2	9.8	5.4	55.1
Other	1.0	0.8	0.2		2.1	1.0	1.1
Revenue	$262.0	$210.1	$51.9	24.7	$527.6	$394.1	$133.5	33.9
Income (loss)	$(50.8)	$(74.8)	$24.0		$(102.1)	$(150.2)	$48.1
“Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA used vehicle stores, auction operations, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of June 30, 2022, we had 56 AutoNation-branded collision centers, 11 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers. We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$523.5	$534.0	$10.5	2.0	$1,039.3	$975.6	$(63.7)	(6.5)
Advertising	44.5	42.8	(1.7)	(4.0)	84.4	79.5	(4.9)	(6.2)
Store and corporate overhead	186.8	172.1	(14.7)	(8.5)	372.5	341.7	(30.8)	(9.0)
Total	$754.8	$748.9	$(5.9)	(0.8)	$1,496.2	$1,396.8	$(99.4)	(7.1)

SG&A as a % of total gross profit:
Compensation	38.4	40.3	190	bps	38.9	41.4	250	bps
Advertising	3.3	3.2	(10)	bps	3.2	3.4	20	bps
Store and corporate overhead	13.7	13.0	(70)	bps	13.9	14.4	50	bps
Total	55.4	56.5	110	bps	56.0	59.2	320	bps
Second Quarter 2022 compared to Second Quarter 2021
SG&A expenses increased during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to newly acquired and opened stores, partially offset by divested stores as well as a decrease in deferred compensation obligations of $19.4 million as a result of changes in market performance of the underlying investments. As a percentage of total gross profit, SG&A expenses decreased to 55.4% during the three months ended June 30, 2022, from 56.5% in the same period in 2021, primarily due to improvements in gross profit PVR and effective cost management.
First Six Months 2022 compared to First Six Months 2021
SG&A expenses increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to a performance-driven increase in compensation expense, as well as newly acquired and opened stores. Increases were partially offset by divested stores as well as a decrease in deferred compensation obligations of $28.9 million as a result of changes in market performance of the underlying investments. As a percentage of total gross profit, SG&A expenses decreased to 56.0% during the six months ended June 30, 2022, from 59.2% in the same period in 2021, primarily due to improvements in gross profit PVR and effective cost management.
Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
Second Quarter 2022 compared to Second Quarter 2021
Floorplan interest expense was $5.8 million for the three months ended June 30, 2022, compared to $6.6 million for the same period in 2021. The decrease in floorplan interest expense of $0.8 million was the result of lower average vehicle floorplan balances, partially offset by higher average interest rates.
First Six Months 2022 compared to First Six Months 2021
Floorplan interest expense was $11.0 million for the six months ended June 30, 2022, compared to $16.0 million for the same period in 2021. The decrease in floorplan interest expense of $5.0 million was the result of lower average vehicle floorplan balances, partially offset by higher average interest rates.

Interest Expense
Second Quarter 2022 compared to Second Quarter 2021
Other interest expense was $34.1 million for the three months ended June 30, 2022, compared to $20.9 million for the same period in 2021. The increase in interest expense of $13.2 million was driven by higher average debt balances, partially offset by lower average interest rates.
First Six Months 2022 compared to First Six Months 2021
Other interest expense was $63.7 million for the six months ended June 30, 2022, compared to $42.1 million for the same period in 2021. The increase of $21.6 million was driven by higher average debt balances, partially offset by lower average interest rates.
Other Income (Loss), Net (included in Non-Operating Income)
We recognized a net loss of $14.1 million and a net gain of $5.3 million for the three months ended June 30, 2022 and 2021, respectively, and a net loss of $20.8 million and a net gain of $8.8 million for the six months ended June 30, 2022 and 2021, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
In the first quarter of 2021, we sold the remaining shares of one of our minority equity investments and recorded a realized gain of $7.5 million. Additionally, we recorded an unrealized gain of $3.4 million during the second quarter of 2021 related to the change in fair value of the underlying securities of our minority equity investment.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 25.4% for the three months ended June 30, 2022, and 24.8% for the three months ended June 30, 2021. Our effective income tax rate was 24.8% for the six months ended June 30, 2022, and 24.7% for the six months ended June 30, 2021.
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

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2022		December 31, 2021
Cash and cash equivalents	$336.5		$60.4
Revolving credit facility	$1,760.2	(1)	$1,760.3
Secured used vehicle floorplan facilities (2)	$0.1		$0.1
 (1)    At June 30, 2022, we had $39.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had no commercial paper notes outstanding at June 30, 2022. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance relating to insurance matters. At June 30, 2022, surety bonds, letters of credit, and cash deposits totaled $106.5 million, of which $39.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021
Shares repurchased	3.7	7.5	7.2	11.3
Aggregate purchase price	$403.9	$736.1	$784.9	$1,042.2
Average purchase price per share	$109.22	$98.17	$109.62	$91.94
In July 2022, our Board of Directors increased the share repurchase authorization by $1.0 billion. As of July 20, 2022, $1.1 billion remained available for share repurchases under the program.
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

Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Purchases of property and equipment, including operating lease buy-outs (1)	$106.1	$74.3	$156.9	$118.7
(1)Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At June 30, 2022, we owned approximately 82% of our new vehicle franchise store locations with a net book value of $2.3 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $663.5 million. None of these properties are mortgaged or encumbered.
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores by the end of 2026. We anticipate that the initial capital investment will be approximately $10 million to $12 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Cash received from (used in) business acquisitions, net	$—	$—	$—	$—
Cash received from (used in) business divestitures, net	$—	$2.4	$—	$4.3
We did not purchase or divest stores during the six months ended June 30, 2022. We divested two stores and two collision centers during the six months ended June 30, 2021.
We entered into an agreement in July 2022 to acquire CIG Financial, an auto finance company headquartered in Irvine, California.

Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of June 30, 2022, and December 31, 2021.

Debt Description	Maturity Date	Interest Payable	June 30, 2022	December 31, 2021
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		324.4	330.6
			3,574.4	2,880.6
Less: unamortized debt discounts and debt issuance costs			(27.9)	(22.2)
Less: current maturities			(11.8)	(12.2)
Long-term debt, net of current maturities			$3,534.7	$2,846.2

On February 28, 2022, we issued $700 million aggregate principal amount of 3.85% Senior Notes due 2032, which were sold at 99.835% of the aggregate principal amount.
We had no commercial paper notes outstanding at June 30, 2022, and $340.0 million commercial paper notes outstanding at December 31, 2021.
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

As of June 30, 2022, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2022, our leverage ratio and capitalization ratio were as follows:

	June 30, 2022
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.53x
Capitalization ratio	≤ 70.0%	55.1%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	June 30, 2022	December 31, 2021
Vehicle floorplan payable - trade	$556.5	$489.9
Vehicle floorplan payable - non-trade	960.9	967.7
Vehicle floorplan payable	$1,517.4	$1,457.6

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2022	2021
Net cash provided by operating activities	$895.0	$930.3
Net cash used in investing activities	$(148.5)	$(8.5)
Net cash used in financing activities	$(470.5)	$(1,431.8)
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
Net cash provided by operating activities decreased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to a decrease in proceeds from the sale of equity securities and an increase in purchases of property and equipment, partially offset by an increase in proceeds from assets held for sale.

Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the six months ended June 30, 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032. Cash flows from financing activities during the six months ended June 30, 2022, reflect cash payments of $6.6 million for debt issuance costs associated with the senior note issuance that are being amortized to interest expense over the term of the senior notes. During the six months ended June 30, 2021, we repaid the outstanding $300.0 million of 3.35% Senior Notes due 2021.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $340.0 million during the six months ended June 30, 2022, and net proceeds of $200.0 million during the six months ended June 30, 2021, and vehicle floorplan payable-non-trade totaling net payments of $5.5 million and $316.9 million during the six months ended June 30, 2022 and 2021, respectively.
During the six months ended June 30, 2022, we repurchased 7.2 million shares of common stock for an aggregate purchase price of $784.9 million (average purchase price per share of $109.62), including repurchases for which settlement occurred subsequent to June 30, 2022. During the six months ended June 30, 2021, we repurchased 11.3 million shares of common stock for an aggregate purchase price of $1.0 billion (average purchase price per share of $91.94), including repurchases for which settlement occurred subsequent to June 30, 2021.
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
•We are investing significantly in various strategic initiatives, including the planned expansion of our AutoNation USA stores and the planned acquisition of an auto finance company, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
We had $1.5 billion of variable rate vehicle floorplan payable at June 30, 2022, and $1.5 billion at December 31, 2021. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $15.2 million at June 30, 2022, and $14.6 million at December 31, 2021. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had no commercial paper notes outstanding at June 30, 2022, and $340.0 million at December 31, 2021. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.4 million at December 31, 2021.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $3.5 billion and had a fair value of $3.3 billion as of June 30, 2022, and totaled $2.9 billion and had a fair value of $3.0 billion as of December 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
April 1, 2022 - April 30, 2022	1,858,043	$104.45	1,858,043	$319.6
May 1, 2022 - May 31, 2022	1,658,948	$114.89	1,658,948	$129.0
June 1, 2022 - June 30, 2022	181,348	$106.29	181,348	$109.7
Total	3,698,339		3,698,339

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2022, $109.7 million remained available under our stock repurchase limit. In July 2022, our Board of Directors increased the share repurchase authorization by $1.0 billion. Our stock repurchase program does not have an expiration date.

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

AUTONATION, INC.

Date:	July 21, 2022	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)