Form 10-Q
period 2022-09-30
AUTONATION, INC.
filed 2022-10-27
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 25, 2022, the registrant had 49,572,352 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$442.9	$60.4
Receivables, net	649.4	730.0
Inventory	1,851.3	1,847.9
Other current assets	131.4	173.4
Total Current Assets	3,075.0	2,811.7
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1.9 billion and $1.8 billion, respectively	3,499.3	3,419.5
OPERATING LEASE ASSETS	307.1	284.0
GOODWILL	1,233.3	1,235.3
OTHER INTANGIBLE ASSETS, NET	742.4	743.5
OTHER ASSETS	558.2	449.6
Total Assets	$9,415.3	$8,943.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$609.5	$489.9
Vehicle floorplan payable - non-trade	1,015.3	967.7
Accounts payable	343.7	395.9
Commercial paper	—	340.0
Current maturities of long-term debt	11.8	12.2
Accrued payroll and benefits	295.5	279.9
Other current liabilities	659.6	574.2
Total Current Liabilities	2,935.4	3,059.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,532.8	2,846.2
NONCURRENT OPERATING LEASE LIABILITIES	282.2	260.1
DEFERRED INCOME TAXES	83.6	78.2
OTHER LIABILITIES	326.1	322.3
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 86,562,149 shares issued at September 30, 2022, and December 31, 2021, including shares held in treasury	0.8	0.8
Additional paid-in capital	9.3	3.2
Retained earnings	5,672.8	4,639.9
Treasury stock, at cost; 34,300,989 and 23,951,543 shares held, respectively	(3,427.7)	(2,266.9)
Total Shareholders’ Equity	2,255.2	2,377.0
Total Liabilities and Shareholders’ Equity	$9,415.3	$8,943.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
New vehicle	$2,863.9	$2,753.8	$8,606.9	$9,164.4
Used vehicle	2,401.7	2,323.2	7,494.5	6,295.2
Parts and service	1,032.1	943.7	3,072.3	2,745.5
Finance and insurance, net	360.7	348.9	1,092.2	1,030.9
Other	7.6	9.9	22.1	25.7
TOTAL REVENUE	6,666.0	6,379.5	20,288.0	19,261.7
Cost of sales:
New vehicle	2,534.2	2,434.2	7,578.7	8,334.3
Used vehicle	2,259.7	2,146.2	7,059.4	5,775.3
Parts and service	553.5	518.9	1,650.9	1,499.2
Other	5.8	8.3	15.6	21.9
TOTAL COST OF SALES (excluding depreciation shown below)	5,353.2	5,107.6	16,304.6	15,630.7
Gross profit:
New vehicle	329.7	319.6	1,028.2	830.1
Used vehicle	142.0	177.0	435.1	519.9
Parts and service	478.6	424.8	1,421.4	1,246.3
Finance and insurance	360.7	348.9	1,092.2	1,030.9
Other	1.8	1.6	6.5	3.8
TOTAL GROSS PROFIT	1,312.8	1,271.9	3,983.4	3,631.0
Selling, general, and administrative expenses	763.2	723.7	2,259.4	2,120.5
Depreciation and amortization	50.1	47.6	148.9	143.4
Other income, net	(23.0)	(2.7)	(24.5)	(3.3)
OPERATING INCOME	522.5	503.3	1,599.6	1,370.4
Non-operating income (expense) items:
Floorplan interest expense	(10.7)	(4.9)	(21.7)	(20.9)
Other interest expense	(33.7)	(24.1)	(97.4)	(66.2)
Other income (loss), net	(4.6)	(0.8)	(24.7)	19.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	473.5	473.5	1,455.8	1,302.4
Income tax provision	120.8	111.8	364.5	316.3
NET INCOME FROM CONTINUING OPERATIONS	352.7	361.7	1,091.3	986.1
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.3)	(0.2)
NET INCOME	$352.6	$361.7	$1,091.0	$985.9
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$6.35	$5.17	$18.65	$12.76
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$6.35	$5.17	$18.65	$12.75
Weighted average common shares outstanding	55.5	69.9	58.5	77.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$6.31	$5.12	$18.53	$12.63
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$6.31	$5.12	$18.52	$12.62
Weighted average common shares outstanding	55.9	70.7	58.9	78.1
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	52.3	65.5	52.3	65.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0
Net income	—	—	—	362.1	—	362.1
Repurchases of common stock	—	—	—	—	(380.9)	(380.9)
Stock-based compensation expense	—	—	15.9	—	—	15.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(16.7)	(58.1)	46.3	(28.5)
BALANCE AT MARCH 31, 2022	86,562,149	$0.8	$2.4	$4,943.9	$(2,601.5)	$2,345.6
Net income	—	—	—	376.3	—	376.3
Repurchases of common stock	—	—	—	—	(403.9)	(403.9)
Stock-based compensation expense	—	—	5.3	—	—	5.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(2.5)	—	4.2	1.7
BALANCE AT JUNE 30, 2022	86,562,149	$0.8	$5.2	$5,320.2	$(3,001.2)	$2,325.0
Net income	—	—	—	352.6	—	352.6
Repurchases of common stock	—	—	—	—	(428.2)	(428.2)
Stock-based compensation expense	—	—	5.1	—	—	5.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.0)	—	1.7	0.7
BALANCE AT SEPTEMBER 30, 2022	86,562,149	$0.8	$9.3	$5,672.8	$(3,427.7)	$2,255.2

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	239.4	—	239.4
Repurchases of common stock	—	—	—	—	(306.1)	(306.1)
Stock-based compensation expense	—	—	20.8	—	—	20.8
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(32.9)	—	37.0	4.1
BALANCE AT MARCH 31, 2021	102,562,149	$1.0	$41.0	$4,308.8	$(1,156.9)	$3,193.9
Net income	—	—	—	384.8	—	384.8
Repurchases of common stock	—	—	—	—	(736.1)	(736.1)
Treasury stock cancellation	(16,000,000)	(0.2)	(40.6)	(797.2)	838.0	—
Stock-based compensation expense	—	—	6.5	—	—	6.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.2)	—	8.9	7.7
BALANCE AT JUNE 30, 2021	86,562,149	$0.8	$5.7	$3,896.4	$(1,046.1)	$2,856.8
Net income	—	—	—	361.7	—	361.7
Repurchases of common stock	—	—	—	—	(879.2)	(879.2)
Stock-based compensation expense	—	—	4.3	—	—	4.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(8.4)	—	21.3	12.9
BALANCE AT SEPTEMBER 30, 2021	86,562,149	$0.8	$1.6	$4,258.1	$(1,904.0)	$2,356.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2022	2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$1,091.0	$985.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.3	0.2
Depreciation and amortization	148.9	143.4
Amortization of debt issuance costs and accretion of debt discounts	4.5	3.5
Stock-based compensation expense	26.3	31.6
Deferred income tax provision (benefit)	5.5	(15.1)
Net gain related to business/property dispositions	(17.1)	(6.3)
Non-cash impairment charges	1.0	3.2
Loss (gain) on equity investments	0.1	(10.9)
Loss (gain) on corporate-owned life insurance asset	26.0	(8.0)
Other	—	(0.2)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	80.3	215.6
Inventory	(9.1)	1,131.3
Other assets	(28.6)	70.9
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	124.0	(1,083.5)
Accounts payable	(52.2)	19.1
Other liabilities	42.7	78.7
Net cash provided by continuing operations	1,443.6	1,559.4
Net cash used in discontinued operations	(0.3)	(0.2)
Net cash provided by operating activities	1,443.3	1,559.2
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(236.2)	(161.3)
Proceeds from assets held for sale	22.8	34.8
Insurance recoveries on property and equipment	0.3	1.6
Cash received from business divestitures, net of cash relinquished	55.2	4.8
Cash used in business acquisitions, net of cash acquired	—	(209.1)
Proceeds from the sale of equity securities	—	109.4
Investment in equity securities	—	(3.3)
Deposits for investment	(81.6)	—
Other	(7.8)	(2.4)
Net cash used in continuing operations	(247.3)	(225.5)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(247.3)	(225.5)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2022	2021
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(1,177.4)	(1,936.5)
Proceeds from 1.95% Senior Notes due 2028	—	399.2
Proceeds from 2.4% Senior Notes due 2031	—	448.8
Proceeds from 3.85% Senior Notes due 2032	698.8	—
Payment of 3.35% Senior Notes due 2021	—	(300.0)
Net payments of commercial paper	(340.0)	—
Payment of debt issuance costs	(6.6)	(8.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	46.4	(452.0)
Payments of other debt obligations	(8.7)	(7.5)
Proceeds from the exercise of stock options	3.4	42.6
Payments of tax withholdings for stock-based awards	(29.5)	(17.9)
Net cash used in continuing operations	(813.6)	(1,831.3)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(813.6)	(1,831.3)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	382.4	(497.6)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	60.6	569.7
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$443.0	$72.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2022, we owned and operated 336 new vehicle franchises from 243 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the nine months ended September 30, 2022, are manufactured by Toyota (including Lexus), Ford, Honda, Mercedes-Benz, BMW, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2022, we also owned and operated 56 AutoNation-branded collision centers, 12 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$875.0	$814.1	$1,174.8	$—	$2,863.9
Used vehicle	764.3	667.4	853.0	117.0	2,401.7
Parts and service	275.8	266.2	364.5	125.6	1,032.1
Finance and insurance, net	117.1	123.1	112.5	8.0	360.7
Other	0.6	4.4	1.6	1.0	7.6
	$2,032.8	$1,875.2	$2,506.4	$251.6	$6,666.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,839.4	$1,673.0	$2,199.8	$169.9	$5,882.1
Goods and services transferred over time(2)	193.4	202.2	306.6	81.7	783.9
	$2,032.8	$1,875.2	$2,506.4	$251.6	$6,666.0

	Three Months Ended September 30, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$791.3	$967.9	$994.6	$—	$2,753.8
Used vehicle	789.0	638.0	810.9	85.3	2,323.2
Parts and service	257.2	243.5	312.4	130.6	943.7
Finance and insurance, net	116.7	127.1	98.7	6.4	348.9
Other	1.0	6.8	1.4	0.7	9.9
	$1,955.2	$1,983.3	$2,218.0	$223.0	$6,379.5

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,778.6	$1,800.4	$1,960.6	$139.7	$5,679.3
Goods and services transferred over time(2)	176.6	182.9	257.4	83.3	700.2
	$1,955.2	$1,983.3	$2,218.0	$223.0	$6,379.5

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,555.6	$2,548.1	$3,503.2	$—	$8,606.9
Used vehicle	2,374.2	2,074.6	2,673.7	372.0	7,494.5
Parts and service	820.0	788.0	1,083.4	380.9	3,072.3
Finance and insurance, net	355.7	375.2	338.1	23.2	1,092.2
Other	2.6	13.1	3.3	3.1	22.1
	$6,108.1	$5,799.0	$7,601.7	$779.2	$20,288.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,538.8	$5,205.8	$6,697.5	$536.0	$17,978.1
Goods and services transferred over time(2)	569.3	593.2	904.2	243.2	2,309.9
	$6,108.1	$5,799.0	$7,601.7	$779.2	$20,288.0

	Nine Months Ended September 30, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,718.0	$3,110.1	$3,336.3	$—	$9,164.4
Used vehicle	2,101.8	1,727.2	2,242.0	224.2	6,295.2
Parts and service	749.2	706.1	915.2	375.0	2,745.5
Finance and insurance, net	351.8	369.4	293.5	16.2	1,030.9
Other	5.9	15.1	3.0	1.7	25.7
	$5,926.7	$5,927.9	$6,790.0	$617.1	$19,261.7

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,404.3	$5,389.2	$6,028.7	$376.0	$17,198.2
Goods and services transferred over time(2)	522.4	538.7	761.3	241.1	2,063.5
	$5,926.7	$5,927.9	$6,790.0	$617.1	$19,261.7
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$99.9	$34.4	$47.6	$17.9

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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	September 30, 2022	December 31, 2021
Receivables from contracts with customers, net	$464.2	$539.9
Contract Asset (Current)	$28.9	$30.4
Contract Asset (Long-Term)	$9.2	$14.2
Contract Liability (Current)	$41.5	$33.6
Contract Liability (Long-Term)	$65.5	$60.5
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amounts included in contract liability at the beginning of the period	$8.1	$7.9	$25.9	$24.8
Performance obligations satisfied in previous periods	$(0.9)	$5.2	$3.8	$16.3
Other significant changes include contract assets reclassified to receivables of $30.5 million for the nine months ended September 30, 2022, and $24.6 million for the nine months ended September 30, 2021.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested restricted stock unit (“RSU”) awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of unvested RSU awards and stock options.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income from continuing operations	$352.7	$361.7	$1,091.3	$986.1
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.3)	(0.2)
Net income	$352.6	$361.7	$1,091.0	$985.9

Basic weighted average common shares outstanding	55.5	69.9	58.5	77.3
Dilutive effect of unvested RSUs and stock options	0.4	0.8	0.4	0.8
Diluted weighted average common shares outstanding	55.9	70.7	58.9	78.1

Basic EPS amounts(1):
Continuing operations	$6.35	$5.17	$18.65	$12.76
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$6.35	$5.17	$18.65	$12.75

Diluted EPS amounts(1):
Continuing operations	$6.31	$5.12	$18.53	$12.63
Discontinued operations	$—	$—	$(0.01)	$—
Net income	$6.31	$5.12	$18.52	$12.62

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Anti-dilutive equity instruments excluded from the computation of diluted EPS	0.1	—	0.1	—

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	September 30, 2022	December 31, 2021
Contracts-in-transit and vehicle receivables	$276.4	$347.4
Trade receivables	157.1	162.6
Manufacturer receivables	157.4	148.4
Income taxes receivable (see Note 8)	2.9	—
Other	57.1	77.0
	650.9	735.4
Less: allowances for expected credit losses	(1.5)	(5.4)
Receivables, net	$649.4	$730.0
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

5.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2022	December 31, 2021
New vehicles	$699.1	$515.1
Used vehicles	912.2	1,109.3
Parts, accessories, and other	240.0	223.5
Inventory	$1,851.3	$1,847.9

The components of vehicle floorplan payable are as follows:

	September 30, 2022	December 31, 2021
Vehicle floorplan payable - trade	$609.5	$489.9
Vehicle floorplan payable - non-trade	1,015.3	967.7
Vehicle floorplan payable	$1,624.8	$1,457.6
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
At September 30, 2022, most of our new vehicle floorplan facilities utilized LIBOR-based interest rates and a smaller portion utilized Prime-based or SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 4.7% at September 30, 2022, and 1.6% at December 31, 2021. As of September 30, 2022, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $1.1 billion had been borrowed.
At September 30, 2022, most of our used vehicle floorplan facilities utilized LIBOR-based interest rates and a smaller portion utilized Prime-based or SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 4.8% at September 30, 2022, and 1.8% at December 31, 2021. As of September 30, 2022, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $592.0 million, of which $571.9 million had been borrowed. The remaining borrowing capacity of $20.1 million was limited to $0.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.

6.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2022	December 31, 2021
Goodwill	$1,233.3	$1,235.3

Franchise rights - indefinite-lived	$727.5	$727.5
Other intangibles	24.0	24.0
	751.5	751.5
Less: accumulated amortization	(9.1)	(8.0)
Other intangible assets, net	$742.4	$743.5
See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.LONG-TERM DEBT AND COMMERCIAL PAPER
Long-term debt consists of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2022	December 31, 2021
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		321.6	330.6
			3,571.6	2,880.6
Less: unamortized debt discounts and debt issuance costs			(27.0)	(22.2)
Less: current maturities			(11.8)	(12.2)
Long-term debt, net of current maturities			$3,532.8	$2,846.2
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
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2022, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $39.8 million at September 30, 2022, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at September 30, 2022.
In September 2022, we made certain administrative amendments to our credit agreement, including the replacement of the reference rate from LIBOR to Term SOFR (“SOFR”) in connection with global reference rate reform initiatives. This modification will be accounted for by prospectively adjusting the effective interest rate in accordance with accounting standards. We do not expect the change from LIBOR to SOFR to have a material impact on our annual interest expense. Our revolving credit facility under the amended credit agreement provides for a commitment fee on undrawn amounts ranging from 0.125% to 0.20% and interest on borrowings at SOFR plus a credit spread adjustment of 0.10% or the base rate, in each case plus an applicable margin. The applicable margin ranges from 1.125% to 1.50% for SOFR borrowings and 0.125% to 0.50% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio.
Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations. If guarantees of our subsidiaries were to be issued under our existing registration statement, we expect that such guarantees would be full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries would be minor.
Other Long-Term Debt
At September 30, 2022, we had finance leases and other debt obligations of $321.6 million, which are due at various dates through 2041.

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
We had no commercial paper notes outstanding at September 30, 2022. At December 31, 2021, we had $340.0 million commercial paper notes outstanding with a weighted-average annual interest rate of 0.47% and weighted-average remaining term of 10 days.

8.INCOME TAXES
Income taxes receivable included in Receivables, net totaled $2.9 million at September 30, 2022, and income taxes payable included in Other Current Liabilities totaled $6.9 million at December 31, 2021.
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

9.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Shares repurchased	3.8	7.9	10.9	19.2
Aggregate purchase price	$428.2	$879.2	$1,213.1	$1,921.4
Average purchase price per share	$113.51	$111.96	$110.96	$100.13

As of September 30, 2022, $681.5 million remained available under our stock repurchase limit most recently authorized by our Board of Directors. In October 2022, our Board of Directors increased the share repurchase authorization by $1.0 billion.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Shares issued (in actual number of shares)	16,570	250,896	71,030	821,566
Proceeds from the exercise of stock options	$0.8	$13.6	$3.4	$42.6
Average exercise price per share	$48.15	$54.27	$47.94	$51.80
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2022	2021	2022	2021
Shares issued	1,227	13,610	775,312	652,802
Shares surrendered to AutoNation to satisfy tax withholding obligations	570	6,318	263,521	230,451

10.ACQUISITIONS
We did not purchase any stores during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we purchased 11 stores and 1 collision center operating in South Carolina and Georgia. During the fourth quarter of 2021, we purchased 9 stores and 3 collision centers operating in Maryland.
The amounts of revenue and earnings of the stores and collision centers acquired during 2021 included in our Unaudited Condensed Consolidated Statement of Operations were $258.2 million and $10.2 million, respectively, for the three months ended September 30, 2022, and $757.7 million and $31.0 million, respectively, for the nine months ended September 30, 2022. Our supplemental pro forma revenue and net income from continuing operations for the three and nine months ended September 30, 2021, had the acquisition dates been January 1, 2021, are as follows:

Unaudited supplemental pro forma:	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$6,607.7	$19,913.9
Net income from continuing operations	$373.5	$1,015.4
In October 2022, we acquired CIG Financial, an auto finance company headquartered in Irvine, California. This acquisition is not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire nine month periods ended September 30, 2022 and 2021, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
In October 2022, we also announced that we have entered into an agreement to acquire four automotive retail stores in Colorado.

11.DIVESTITURES
We divested three Premium Luxury stores during the three and nine months ended September 30, 2022. We divested two Import stores and three collision centers during the nine months ended September 30, 2021, of which one collision center was divested in the third quarter of 2021.
We recognized net gains related to divestitures of $16.1 million during the nine months ended September 30, 2022 and $2.7 million during the nine months ended September 30, 2021. The net gains on divestitures are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Operations. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents reported on our Unaudited Condensed Consolidated Balance Sheets to the total amounts, which include cash, cash equivalents, and restricted cash, reported on our Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$442.9	$60.4
Restricted cash included in Other Current Assets	0.1	0.2
Total cash, cash equivalents, and restricted cash	$443.0	$60.6
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $29.7 million at September 30, 2022, and $14.5 million at September 30, 2021.

	Nine Months Ended September 30,
	2022	2021
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$53.2	$5.7
Finance lease liabilities	$20.2	$63.3
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $96.7 million during the nine months ended September 30, 2022, and $71.1 million during the nine months ended September 30, 2021. We made income tax payments, net of income tax refunds, of $368.0 million during the nine months ended September 30, 2022, and $331.5 million during the nine months ended September 30, 2021.

13.FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. In the first quarter of 2021, we sold one of our minority equity investments with a readily determinable fair value for total proceeds of $109.4 million. The fair value of our equity investments with readily determinable fair values totaled $2.1 million at September 30, 2022 and $2.2 million at December 31, 2021.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at September 30, 2022, and $56.7 million at December 31, 2021. This equity investment reflects a cumulative upward adjustment of $3.4 million based on an observable price change. We did not record any upward adjustments during the nine months ended September 30, 2022. Additionally, we have not recorded any impairments or downward adjustments to the carrying amount of our equity investment as of and for the nine months ended September 30, 2022.
Investments in equity securities are reported in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.

	Nine Months Ended September 30,
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
•Fixed rate long-term debt: Our fixed rate long-term debt primarily consists of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our fixed rate long-term debt is as follows:

	September 30, 2022	December 31, 2021
Carrying value	$3,544.6	$2,858.4
Fair value	$3,095.6	$3,017.8

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2022 and 2021:

	2022		2021
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Equity investment	$—	$—	$53.4	$3.4
Right-of-use assets	$—	$—	$—	$(0.1)
Long-lived assets held and used	$—	$(1.0)	$10.4	$(3.1)
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
We had assets held for sale in continuing operations of $8.4 million as of September 30, 2022, and $53.3 million as of December 31, 2021 related to property held for sale. We had assets held for sale in discontinued operations of $1.1 million as of

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
September 30, 2022, and $1.1 million as of December 31, 2021, related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

14.COMMITMENTS AND CONTINGENCIES
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
As of September 30, 2022 and 2021, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2022 to 2034 are approximately $7 million at September 30, 2022. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2022. There can be no assurance that any performance by AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2022, surety bonds, letters of credit, and cash deposits totaled $105.4 million, of which $39.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

15.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2022, approximately 62% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles sold during the nine months ended September 30, 2022, are manufactured by Toyota (including Lexus), Ford, Honda, Mercedes-Benz, BMW, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $157.4 million at September 30, 2022, and $148.4 million at December 31, 2021. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2022, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

16.SEGMENT INFORMATION
At September 30, 2022 and 2021, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$2,032.8	$1,875.2	$2,506.4	$6,108.1	$5,799.0	$7,601.7
Segment income (1)	$142.7	$180.3	$235.2	$445.2	$559.0	$722.2

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,955.2	$1,983.3	$2,218.0	$5,926.7	$5,927.9	$6,790.0
Segment income (1)	$149.1	$200.7	$206.1	$436.6	$530.3	$590.3

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total segment income for reportable segments	$558.2	$555.9	$1,726.4	$1,557.2
Corporate and other	(46.4)	(57.5)	(148.5)	(207.7)
Other interest expense	(33.7)	(24.1)	(97.4)	(66.2)
Other income (loss), net	(4.6)	(0.8)	(24.7)	19.1
Income from continuing operations before income taxes	$473.5	$473.5	$1,455.8	$1,302.4

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2022, we owned and operated 336 new vehicle franchises from 243 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the nine months ended September 30, 2022, are manufactured by Toyota (including Lexus), Ford, Honda, Mercedes-Benz, BMW, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2022, we also owned and operated 56 AutoNation-branded collision centers, 12 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers.
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
At September 30, 2022, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2022, new vehicle sales accounted for 42% of our total revenue and 26% of our total gross profit. Used vehicle sales accounted for 37% of our total revenue and 11% of our total gross profit. Our parts and service operations, while comprising 15% of our total revenue, contributed 36% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 27% of our total gross profit.

Market Conditions
In the third quarter of 2022, U.S. industry retail new vehicle unit sales decreased 4% as compared to the third quarter of 2021, primarily as a result of the limited supply of new vehicles to sell. There continues to be a shortage of available new vehicles for sale as compared to historical inventory levels driven largely by disruptions in the manufacturers’ supply chains. Although new vehicle inventory levels for certain manufacturers improved slightly during the third quarter of 2022, the demand for vehicles generally continued to exceed supply. This demand and supply imbalance continues to result in higher levels of profitability for available new vehicles. The reduced levels of new vehicle availability is currently expected to continue throughout 2022; however, there is still significant uncertainty as to when new vehicle availability will improve, as well as the duration and/or degree of the higher levels of profitability being realized during this time. Additionally, worsening economic conditions could adversely impact consumer demand for vehicles.
Results of Operations
During the three months ended September 30, 2022, we had net income from continuing operations of $352.7 million and diluted earnings per share of $6.31, as compared to net income from continuing operations of $361.7 million and diluted earnings per share of $5.12 during the same period in 2021.

Our total gross profit increased 3.2% during the third quarter of 2022 compared to the third quarter of 2021, driven by increases in parts and service gross profit of 12.7%, finance and insurance gross profit of 3.4%, and new vehicle gross profit of 3.2%, each as compared to the third quarter of 2021. Parts and service results benefited primarily from increases in gross profit from customer-pay service and the preparation of vehicles for sale. Finance and insurance gross profit benefited from higher realized margins on vehicle protection products and an increase in product penetration. New vehicle gross profit benefited from an increase in gross profit per vehicle retailed (“PVR”) resulting from strong demand and historically low new vehicle inventory levels due to disruptions in the manufacturers’ supply chains. The increases in gross profit were partially offset by a decrease in used vehicle gross profit of 19.8% due to margin pressure as a result of a decline in used vehicle values and a decrease in used vehicle unit volume.
SG&A expenses increased largely due to newly acquired and opened stores. Other interest expense increased due to higher average debt balances. Floorplan interest expense increased due to higher average interest rates.
Net income from continuing operations during the three months ended September 30, 2022, benefited from after-tax gains related to store/property divestitures of $12.1 million and a legal settlement of $4.9 million.
Strategic Initiatives
On October 1, 2022, we closed on the acquisition of CIG Financial, an auto finance company headquartered in Irvine, California, for approximately $85 million and the repayment of certain obligations. The acquisition of CIG Financial aligns with our strategic business model and will further extend our relationship with our customers beyond the buying experience and throughout the vehicle ownership life cycle.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value on our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at September 30, 2022 and 2021, were 13,303 and 8,041, respectively. By historical standards, our inventory unit levels are significantly lower driven by strong demand and disruptions in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at September 30, 2022, or at December 31, 2021.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $4.4 million at September 30, 2022, and $3.6 million at December 31, 2021.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.8 million at September 30, 2022, and $5.8 million at December 31, 2021.
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
As of September 30, 2022, we have $228.7 million of goodwill related to the Domestic reporting unit, $517.9 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, and $4.6 million related to the Collision Centers reporting unit.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,863.9	$2,753.8	$110.1	4.0	$8,606.9	$9,164.4	$(557.5)	(6.1)
Retail used vehicle	2,253.1	2,158.2	94.9	4.4	7,007.5	5,888.1	1,119.4	19.0
Wholesale	148.6	165.0	(16.4)	(9.9)	487.0	407.1	79.9	19.6
Used vehicle	2,401.7	2,323.2	78.5	3.4	7,494.5	6,295.2	1,199.3	19.1
Finance and insurance, net	360.7	348.9	11.8	3.4	1,092.2	1,030.9	61.3	5.9
Total variable operations(1)	5,626.3	5,425.9	200.4	3.7	17,193.6	16,490.5	703.1	4.3
Parts and service	1,032.1	943.7	88.4	9.4	3,072.3	2,745.5	326.8	11.9
Other	7.6	9.9	(2.3)		22.1	25.7	(3.6)
Total revenue	$6,666.0	$6,379.5	$286.5	4.5	$20,288.0	$19,261.7	$1,026.3	5.3
Gross profit:
New vehicle	$329.7	$319.6	$10.1	3.2	$1,028.2	$830.1	$198.1	23.9
Retail used vehicle	140.9	163.1	(22.2)	(13.6)	413.4	468.7	(55.3)	(11.8)
Wholesale	1.1	13.9	(12.8)		21.7	51.2	(29.5)
Used vehicle	142.0	177.0	(35.0)	(19.8)	435.1	519.9	(84.8)	(16.3)
Finance and insurance	360.7	348.9	11.8	3.4	1,092.2	1,030.9	61.3	5.9
Total variable operations(1)	832.4	845.5	(13.1)	(1.5)	2,555.5	2,380.9	174.6	7.3
Parts and service	478.6	424.8	53.8	12.7	1,421.4	1,246.3	175.1	14.0
Other	1.8	1.6	0.2		6.5	3.8	2.7
Total gross profit	1,312.8	1,271.9	40.9	3.2	3,983.4	3,631.0	352.4	9.7
Selling, general, and administrative expenses	763.2	723.7	(39.5)	(5.5)	2,259.4	2,120.5	(138.9)	(6.6)
Depreciation and amortization	50.1	47.6	(2.5)		148.9	143.4	(5.5)
Other income, net	(23.0)	(2.7)	20.3		(24.5)	(3.3)	21.2
Operating income	522.5	503.3	19.2	3.8	1,599.6	1,370.4	229.2	16.7
Non-operating income (expense) items:
Floorplan interest expense	(10.7)	(4.9)	(5.8)		(21.7)	(20.9)	(0.8)
Other interest expense	(33.7)	(24.1)	(9.6)		(97.4)	(66.2)	(31.2)
Other income (loss), net	(4.6)	(0.8)	(3.8)		(24.7)	19.1	(43.8)
Income from continuing operations before income taxes	$473.5	$473.5	$—	—	$1,455.8	$1,302.4	$153.4	11.8
Retail vehicle unit sales:
New vehicle	55,565	58,277	(2,712)	(4.7)	169,897	204,802	(34,905)	(17.0)
Used vehicle	75,355	77,553	(2,198)	(2.8)	232,198	229,922	2,276	1.0
	130,920	135,830	(4,910)	(3.6)	402,095	434,724	(32,629)	(7.5)
Revenue per vehicle retailed:
New vehicle	$51,541	$47,254	$4,287	9.1	$50,660	$44,748	$5,912	13.2
Used vehicle	$29,900	$27,829	$2,071	7.4	$30,179	$25,609	$4,570	17.8
Gross profit per vehicle retailed:
New vehicle	$5,934	$5,484	$450	8.2	$6,052	$4,053	$1,999	49.3
Used vehicle	$1,870	$2,103	$(233)	(11.1)	$1,780	$2,039	$(259)	(12.7)
Finance and insurance	$2,755	$2,569	$186	7.2	$2,716	$2,371	$345	14.6
Total variable operations(2)	$6,350	$6,122	$228	3.7	$6,301	$5,359	$942	17.6

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 (%)	2021 (%)	2022 (%)	2021 (%)
Revenue mix percentages:
New vehicle	43.0	43.2	42.4	47.6
Used vehicle	36.0	36.4	36.9	32.7
Parts and service	15.5	14.8	15.1	14.3
Finance and insurance, net	5.4	5.5	5.4	5.4
Other	0.1	0.1	0.2	—
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	25.1	25.1	25.8	22.9
Used vehicle	10.8	13.9	10.9	14.3
Parts and service	36.5	33.4	35.7	34.3
Finance and insurance	27.5	27.4	27.4	28.4
Other	0.1	0.2	0.2	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	11.5	11.6	11.9	9.1
Used vehicle - retail	6.3	7.6	5.9	8.0
Parts and service	46.4	45.0	46.3	45.4
Total	19.7	19.9	19.6	18.9
Selling, general, and administrative expenses	11.4	11.3	11.1	11.0
Operating income	7.8	7.9	7.9	7.1
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	58.1	56.9	56.7	58.4
Operating income	39.8	39.6	40.2	37.7

	September 30,
	2022	2021
Inventory days supply:
New vehicle (industry standard of selling days)	15 days	10 days
Used vehicle (trailing calendar month days)	34 days	35 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,752.4	$2,747.0	$5.4	0.2	$8,275.0	$9,133.3	$(858.3)	(9.4)
Retail used vehicle	2,150.7	2,152.0	(1.3)	(0.1)	6,665.2	5,867.3	797.9	13.6
Wholesale	141.8	164.8	(23.0)	(14.0)	464.6	406.3	58.3	14.3
Used vehicle	2,292.5	2,316.8	(24.3)	(1.0)	7,129.8	6,273.6	856.2	13.6
Finance and insurance, net	347.0	348.4	(1.4)	(0.4)	1,047.8	1,028.7	19.1	1.9
Total variable operations(1)	5,391.9	5,412.2	(20.3)	(0.4)	16,452.6	16,435.6	17.0	0.1
Parts and service	993.3	928.1	65.2	7.0	2,950.3	2,697.6	252.7	9.4
Other	7.4	10.0	(2.6)		21.7	25.7	(4.0)
Total revenue	$6,392.6	$6,350.3	$42.3	0.7	$19,424.6	$19,158.9	$265.7	1.4
Gross profit:
New vehicle	$317.1	$319.0	$(1.9)	(0.6)	$990.6	$828.1	$162.5	19.6
Retail used vehicle	135.2	162.8	(27.6)	(17.0)	394.4	467.5	(73.1)	(15.6)
Wholesale	2.0	13.9	(11.9)		23.4	51.2	(27.8)
Used vehicle	137.2	176.7	(39.5)	(22.4)	417.8	518.7	(100.9)	(19.5)
Finance and insurance	347.0	348.4	(1.4)	(0.4)	1,047.8	1,028.7	19.1	1.9
Total variable operations(1)	801.3	844.1	(42.8)	(5.1)	2,456.2	2,375.5	80.7	3.4
Parts and service	458.7	418.7	40.0	9.6	1,359.2	1,226.6	132.6	10.8
Other	1.8	1.6	0.2		6.3	3.7	2.6
Total gross profit	$1,261.8	$1,264.4	$(2.6)	(0.2)	$3,821.7	$3,605.8	$215.9	6.0
Retail vehicle unit sales:
New vehicle	53,500	58,168	(4,668)	(8.0)	163,716	204,184	(40,468)	(19.8)
Used vehicle	71,946	77,350	(5,404)	(7.0)	220,766	229,069	(8,303)	(3.6)
	125,446	135,518	(10,072)	(7.4)	384,482	433,253	(48,771)	(11.3)
Revenue per vehicle retailed:
New vehicle	$51,447	$47,225	$4,222	8.9	$50,545	$44,731	$5,814	13.0
Used vehicle	$29,893	$27,822	$2,071	7.4	$30,191	$25,614	$4,577	17.9
Gross profit per vehicle retailed:
New vehicle	$5,927	$5,484	$443	8.1	$6,051	$4,056	$1,995	49.2
Used vehicle	$1,879	$2,105	$(226)	(10.7)	$1,787	$2,041	$(254)	(12.4)
Finance and insurance	$2,766	$2,571	$195	7.6	$2,725	$2,374	$351	14.8
Total variable operations(2)	$6,372	$6,126	$246	4.0	$6,327	$5,365	$962	17.9

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 (%)	2021 (%)	2022 (%)	2021 (%)
Revenue mix percentages:
New vehicle	43.1	43.3	42.6	47.7
Used vehicle	35.9	36.5	36.7	32.7
Parts and service	15.5	14.6	15.2	14.1
Finance and insurance, net	5.4	5.5	5.4	5.4
Other	0.1	0.1	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	25.1	25.2	25.9	23.0
Used vehicle	10.9	14.0	10.9	14.4
Parts and service	36.4	33.1	35.6	34.0
Finance and insurance	27.5	27.6	27.4	28.5
Other	0.1	0.1	0.2	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	11.5	11.6	12.0	9.1
Used vehicle - retail	6.3	7.6	5.9	8.0
Parts and service	46.2	45.1	46.1	45.5
Total	19.7	19.9	19.7	18.8

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,863.9	$2,753.8	$110.1	4.0	$8,606.9	$9,164.4	$(557.5)	(6.1)
Gross profit	$329.7	$319.6	$10.1	3.2	$1,028.2	$830.1	$198.1	23.9
Retail vehicle unit sales	55,565	58,277	(2,712)	(4.7)	169,897	204,802	(34,905)	(17.0)
Revenue per vehicle retailed	$51,541	$47,254	$4,287	9.1	$50,660	$44,748	$5,912	13.2
Gross profit per vehicle retailed	$5,934	$5,484	$450	8.2	$6,052	$4,053	$1,999	49.3
Gross profit as a percentage of revenue	11.5%	11.6%			11.9%	9.1%
Inventory days supply (industry standard of selling days)	15 days	10 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,752.4	$2,747.0	$5.4	0.2	$8,275.0	$9,133.3	$(858.3)	(9.4)
Gross profit	$317.1	$319.0	$(1.9)	(0.6)	$990.6	$828.1	$162.5	19.6
Retail vehicle unit sales	53,500	58,168	(4,668)	(8.0)	163,716	204,184	(40,468)	(19.8)
Revenue per vehicle retailed	$51,447	$47,225	$4,222	8.9	$50,545	$44,731	$5,814	13.0
Gross profit per vehicle retailed	$5,927	$5,484	$443	8.1	$6,051	$4,056	$1,995	49.2
Gross profit as a percentage of revenue	11.5%	11.6%			12.0%	9.1%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $111.5 million and $6.8 million in new vehicle revenue and $12.6 million and $0.6 million in new vehicle gross profit for the three months ended September 30, 2022 and 2021, respectively, and $331.9 million and $31.1 million in new vehicle revenue and $37.6 million and $2.0 million in new vehicle gross profit for the nine months ended September 30, 2022 and 2021, respectively, is related to acquisition and divestiture activity.
Third Quarter 2022 compared to Third Quarter 2021
Same store new vehicle revenue increased slightly during the three months ended September 30, 2022, as compared to the same period in 2021, due to an increase in same store revenue PVR, largely offset by a decrease in same store unit volume in our Import segment. Same store unit volume was adversely impacted by historically low inventory levels due to manufacturer supply shortages, particularly for Import manufacturers.
Same store revenue PVR and gross profit PVR both increased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to strong demand and reduced availability of new vehicle inventory. Same store revenue PVR and gross profit PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices and gross profit PVR, due to a more limited supply of these vehicles.
First Nine Months 2022 compared to First Nine Months 2021
Same store new vehicle revenue decreased during the nine months ended September 30, 2022, as compared to the same period in 2021, due to a decrease in same store unit volume, partially offset by an increase in same store revenue PVR. Same store unit volume was adversely impacted by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to strong demand and reduced availability of new vehicle inventory.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2022	2021	Variance	2022	2021	Variance
Floorplan assistance	$26.3	$27.1	$(0.8)	$81.1	$93.9	$(12.8)
New vehicle floorplan interest expense	(9.4)	(3.8)	(5.6)	(18.2)	(18.7)	0.5
Net new vehicle inventory carrying benefit	$16.9	$23.3	$(6.4)	$62.9	$75.2	$(12.3)
Third Quarter 2022 compared to Third Quarter 2021
The net new vehicle inventory carrying benefit decreased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to an increase in floorplan interest expense resulting primarily from higher average interest rates. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
First Nine Months 2022 compared to First Nine Months 2021
The net new vehicle inventory carrying benefit decreased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to a decrease in floorplan assistance as a result of a decrease in unit volume, partially offset by an increase in the average floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$2,253.1	$2,158.2	$94.9	4.4	$7,007.5	$5,888.1	$1,119.4	19.0
Wholesale revenue	148.6	165.0	(16.4)	(9.9)	487.0	407.1	79.9	19.6
Total revenue	$2,401.7	$2,323.2	$78.5	3.4	$7,494.5	$6,295.2	$1,199.3	19.1
Retail gross profit	$140.9	$163.1	$(22.2)	(13.6)	$413.4	$468.7	$(55.3)	(11.8)
Wholesale gross profit	1.1	13.9	(12.8)		21.7	51.2	(29.5)
Total gross profit	$142.0	$177.0	$(35.0)	(19.8)	$435.1	$519.9	$(84.8)	(16.3)
Retail vehicle unit sales	75,355	77,553	(2,198)	(2.8)	232,198	229,922	2,276	1.0
Revenue per vehicle retailed	$29,900	$27,829	$2,071	7.4	$30,179	$25,609	$4,570	17.8
Gross profit per vehicle retailed	$1,870	$2,103	$(233)	(11.1)	$1,780	$2,039	$(259)	(12.7)
Retail gross profit as a percentage of retail revenue	6.3%	7.6%			5.9%	8.0%
Inventory days supply (trailing calendar month days)	34 days	35 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$2,150.7	$2,152.0	$(1.3)	(0.1)	$6,665.2	$5,867.3	$797.9	13.6
Wholesale revenue	141.8	164.8	(23.0)	(14.0)	464.6	406.3	58.3	14.3
Total revenue	$2,292.5	$2,316.8	$(24.3)	(1.0)	$7,129.8	$6,273.6	$856.2	13.6
Retail gross profit	$135.2	$162.8	$(27.6)	(17.0)	$394.4	$467.5	$(73.1)	(15.6)
Wholesale gross profit	2.0	13.9	(11.9)		23.4	51.2	(27.8)
Total gross profit	$137.2	$176.7	$(39.5)	(22.4)	$417.8	$518.7	$(100.9)	(19.5)
Retail vehicle unit sales	71,946	77,350	(5,404)	(7.0)	220,766	229,069	(8,303)	(3.6)
Revenue per vehicle retailed	$29,893	$27,822	$2,071	7.4	$30,191	$25,614	$4,577	17.9
Gross profit per vehicle retailed	$1,879	$2,105	$(226)	(10.7)	$1,787	$2,041	$(254)	(12.4)
Retail gross profit as a percentage of retail revenue	6.3%	7.6%			5.9%	8.0%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $109.2 million and $6.4 million in total used vehicle revenue and $4.8 million and $0.3 million in total used vehicle gross profit for the three months ended September 30, 2022 and 2021, respectively, and $364.7 million and $21.6 million in total used vehicle revenue and $17.3 million and $1.2 million in total used vehicle gross profit for the nine months ended September 30, 2022 and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2022 compared to Third Quarter 2021
Same store retail used vehicle revenue decreased during the three months ended September 30, 2022, as compared to the same period in 2021, due to a decrease in same store unit volume of lower-priced entry-level vehicles, partially offset by an increase in same store revenue PVR.
Same store revenue PVR increased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to reduced availability of new vehicle inventory.
Same store gross profit PVR decreased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to margin pressure as a result of declining used vehicle values, which also adversely impacted used vehicle wholesale revenue and wholesale gross profit.

First Nine Months 2022 compared to First Nine Months 2021
Same store retail used vehicle revenue increased during the nine months ended September 30, 2022, as compared to the same period in 2021, due to an increase in same store revenue PVR, partially offset by a decrease in same store unit volume of lower-priced entry-level vehicles.
Same store revenue PVR increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to reduced availability of new vehicle inventory.
Same store gross profit PVR decreased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to margin pressure as a result of declining used vehicle values, which also adversely impacted used vehicle wholesale gross profit.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,032.1	$943.7	$88.4	9.4	$3,072.3	$2,745.5	$326.8	11.9
Gross Profit	$478.6	$424.8	$53.8	12.7	$1,421.4	$1,246.3	$175.1	14.0
Gross profit as a percentage of revenue	46.4%	45.0%			46.3%	45.4%
Same Store:
Revenue	$993.3	$928.1	$65.2	7.0	$2,950.3	$2,697.6	$252.7	9.4
Gross Profit	$458.7	$418.7	$40.0	9.6	$1,359.2	$1,226.6	$132.6	10.8
Gross profit as a percentage of revenue	46.2%	45.1%			46.1%	45.5%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $38.8 million and $15.6 million in parts and service revenue and $19.9 million and $6.1 million in parts and service gross profit for the three months ended September 30, 2022 and 2021, respectively, and $122.0 million and $47.9 million in parts and service revenue and $62.2 million and $19.7 million in parts and service gross profit for the nine months ended September 30, 2022 and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2022 compared to Third Quarter 2021
During the three months ended September 30, 2022, same store parts and service gross profit increased compared to the same period in 2021, primarily due to increases in gross profit associated with customer-pay service of $15.3 million and the preparation of vehicles for sale of $12.5 million.
Gross profit associated with customer-pay service benefited from higher value repair orders, partially offset by a decrease in repair order volume. Gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders and improved margin performance, partially offset by a decrease in repair order volume.
First Nine Months 2022 compared to First Nine Months 2021
During the nine months ended September 30, 2022, same store parts and service gross profit increased compared to the same period in 2021, primarily due to increases in gross profit associated with customer-pay service of $53.6 million and the preparation of vehicles for sale of $37.6 million.
Gross profit associated with customer-pay service benefited from higher value repair orders, partially offset by decreases in repair order volume. Gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders and improved margin performance, partially offset by a decrease in repair order volume.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$360.7	$348.9	$11.8	3.4	$1,092.2	$1,030.9	$61.3	5.9
Gross profit per vehicle retailed	$2,755	$2,569	$186	7.2	$2,716	$2,371	$345	14.6
Same Store:
Revenue and gross profit	$347.0	$348.4	$(1.4)	(0.4)	$1,047.8	$1,028.7	$19.1	1.9
Gross profit per vehicle retailed	$2,766	$2,571	$195	7.6	$2,725	$2,374	$351	14.8
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $13.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $44.4 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2022 compared to Third Quarter 2021
Same store finance and insurance revenue and gross profit decreased during the three months ended September 30, 2022, as compared to the same period in 2021, due to a decrease in vehicle unit volume, partially offset by an increase in finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle protection products and an increase in product penetration.
First Nine Months 2022 compared to First Nine Months 2021
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2022, as compared to the same period in 2021, due to an increase in finance and insurance gross profit PVR, partially offset by a decrease in vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle protection products and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in amounts financed per transaction and gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$2,032.8	$1,955.2	$77.6	4.0	$6,108.1	$5,926.7	$181.4	3.1
Import	1,875.2	1,983.3	(108.1)	(5.5)	5,799.0	5,927.9	(128.9)	(2.2)
Premium Luxury	2,506.4	2,218.0	288.4	13.0	7,601.7	6,790.0	811.7	12.0
Total	6,414.4	6,156.5	257.9	4.2	19,508.8	18,644.6	864.2	4.6
Corporate and other	251.6	223.0	28.6	12.8	779.2	617.1	162.1	26.3
Total consolidated revenue	$6,666.0	$6,379.5	$286.5	4.5	$20,288.0	$19,261.7	$1,026.3	5.3
Segment income(1):
Domestic	$142.7	$149.1	$(6.4)	(4.3)	$445.2	$436.6	$8.6	2.0
Import	180.3	200.7	(20.4)	(10.2)	559.0	530.3	28.7	5.4
Premium Luxury	235.2	206.1	29.1	14.1	722.2	590.3	131.9	22.3
Total	558.2	555.9	2.3	0.4	1,726.4	1,557.2	169.2	10.9
Corporate and other	(46.4)	(57.5)	11.1		(148.5)	(207.7)	59.2
Floorplan interest expense	10.7	4.9	(5.8)		21.7	20.9	(0.8)
Operating income	$522.5	$503.3	$19.2	3.8	$1,599.6	$1,370.4	$229.2	16.7

Retail new vehicle unit sales:
Domestic	16,859	15,878	981	6.2	49,984	59,006	(9,022)	(15.3)
Import	22,309	27,968	(5,659)	(20.2)	70,457	94,947	(24,490)	(25.8)
Premium Luxury	16,397	14,431	1,966	13.6	49,456	50,849	(1,393)	(2.7)
	55,565	58,277	(2,712)	(4.7)	169,897	204,802	(34,905)	(17.0)

Retail used vehicle unit sales:
Domestic	24,827	26,989	(2,162)	(8.0)	76,603	79,524	(2,921)	(3.7)
Import	25,416	26,450	(1,034)	(3.9)	77,731	78,679	(948)	(1.2)
Premium Luxury	20,677	21,031	(354)	(1.7)	64,007	62,935	1,072	1.7
	70,920	74,470	(3,550)	(4.8)	218,341	221,138	(2,797)	(1.3)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$875.0	$791.3	$83.7	10.6	$2,555.6	$2,718.0	$(162.4)	(6.0)
Used vehicle	764.3	789.0	(24.7)	(3.1)	2,374.2	2,101.8	272.4	13.0
Parts and service	275.8	257.2	18.6	7.2	820.0	749.2	70.8	9.5
Finance and insurance, net	117.1	116.7	0.4	0.3	355.7	351.8	3.9	1.1
Other	0.6	1.0	(0.4)		2.6	5.9	(3.3)
Total Revenue	$2,032.8	$1,955.2	$77.6	4.0	$6,108.1	$5,926.7	$181.4	3.1
Segment income	$142.7	$149.1	$(6.4)	(4.3)	$445.2	$436.6	$8.6	2.0
Retail new vehicle unit sales	16,859	15,878	981	6.2	49,984	59,006	(9,022)	(15.3)
Retail used vehicle unit sales	24,827	26,989	(2,162)	(8.0)	76,603	79,524	(2,921)	(3.7)
Third Quarter 2022 compared to Third Quarter 2021
Domestic revenue increased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle unit volume and new and used vehicle revenue PVR. New vehicle unit volume benefited from improving new vehicle inventory levels of Domestic manufacturers, which still remain below historical levels. New and used vehicle revenue PVR benefited from the historically low new vehicle inventory levels resulting from manufacturer supply shortages. Domestic revenue also benefited from increases in parts and service revenue associated with customer-pay service and the preparation of vehicles for sale. Additionally, Domestic revenue benefited from the acquisitions we completed in 2021. Increases in Domestic revenue were partially offset by a decrease in used vehicle unit volume.
Domestic segment income decreased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to decreases in used vehicle gross profit and new vehicle gross profit. Used vehicle gross profit was adversely impacted by margin pressure as a result of a decline in used vehicle values and a decrease in used vehicle unit volume. New vehicle gross profit was adversely impacted by margin pressure as Domestic manufacturer supply constraints eased during the third quarter of 2022. Domestic segment income was also adversely impacted by increases in SG&A expenses and floorplan interest expense. Decreases in segment income were partially offset by increases in parts and service gross profit associated with the preparation of vehicles for sale and customer-pay service. Additionally, Domestic segment income benefited from the acquisitions we completed in 2021.
First Nine Months 2022 compared to First Nine Months 2021
Domestic revenue increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to increases in used vehicle revenue and parts and service revenue. Used vehicle revenue increased due to an increase in used vehicle revenue PVR primarily due to reduced availability of new vehicle inventory. Parts and service revenue benefited from increases in revenue associated with wholesale parts sales, the preparation of vehicles for sale, and customer-pay service. Additionally, Domestic revenue benefited from the acquisitions we completed in 2021. Increases in Domestic revenue were partially offset by a decrease in new vehicle unit volume, which was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages.
Domestic segment income increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to increases in parts and service gross profit and new vehicle gross profit. Parts and service results benefited from increases in gross profit associated with the preparation of vehicles for sale, customer-pay service, and wholesale parts sales. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Additionally, Domestic segment income benefited from the acquisitions we completed in 2021. Increases in Domestic segment income were partially offset by a decrease in used vehicle gross profit due to margin pressure as a result of a decline in used vehicle values and a decrease in used vehicle unit volume, as well as an increase in SG&A expenses.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$814.1	$967.9	$(153.8)	(15.9)	$2,548.1	$3,110.1	$(562.0)	(18.1)
Used vehicle	667.4	638.0	29.4	4.6	2,074.6	1,727.2	347.4	20.1
Parts and service	266.2	243.5	22.7	9.3	788.0	706.1	81.9	11.6
Finance and insurance, net	123.1	127.1	(4.0)	(3.1)	375.2	369.4	5.8	1.6
Other	4.4	6.8	(2.4)		13.1	15.1	(2.0)
Total Revenue	$1,875.2	$1,983.3	$(108.1)	(5.5)	$5,799.0	$5,927.9	$(128.9)	(2.2)
Segment income	$180.3	$200.7	$(20.4)	(10.2)	$559.0	$530.3	$28.7	5.4
Retail new vehicle unit sales	22,309	27,968	(5,659)	(20.2)	70,457	94,947	(24,490)	(25.8)
Retail used vehicle unit sales	25,416	26,450	(1,034)	(3.9)	77,731	78,679	(948)	(1.2)
Third Quarter 2022 compared to Third Quarter 2021
Import revenue decreased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to decreases in new and used vehicle unit volume, partially offset by increases in new and used vehicle revenue PVR. New vehicle unit volume was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages, which also favorably impacted new and used vehicle revenue PVR. Import revenue also benefited from an increase in parts and service revenue associated with customer-pay service. Additionally, Import revenue benefited from the acquisitions we completed in 2021.
Import segment income decreased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to decreases in new and used vehicle gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle unit volume due to historically low new vehicle inventory levels. Used vehicle gross profit was adversely impacted by margin pressure as a result of a decline in used vehicle values and a decrease in used vehicle unit volume. Decreases in Import segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service. Additionally, Import segment income benefited from the acquisitions we completed in 2021.
First Nine Months 2022 compared to First Nine Months 2021
Import revenue decreased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to a decrease in new vehicle unit volume, partially offset by increases in new and used vehicle revenue PVR. New vehicle unit volume was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages, which also favorably impacted new and used vehicle revenue PVR. Import revenue also benefited from increases in parts and service revenue associated with customer-pay service, wholesale parts sales, and the preparation of vehicles for sale, partially offset by a decrease in gross profit associated with warranty service. Additionally, Import revenue benefited from the acquisitions we completed in 2021.
Import segment income increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to an increase in new vehicle gross profit, which benefited from reduced availability of new vehicle inventory. Import segment income also benefited from increases in parts and service gross profit associated with customer-pay service, the preparation of vehicles for sale, and wholesale parts sales, partially offset by a decrease in gross profit associated with warranty service. Increases to Import segment income were partially offset by an increase in SG&A expenses. Import segment income was also adversely impacted by used vehicle margin pressure as a result of a decline in used vehicle values.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,174.8	$994.6	$180.2	18.1	$3,503.2	$3,336.3	$166.9	5.0
Used vehicle	853.0	810.9	42.1	5.2	2,673.7	2,242.0	431.7	19.3
Parts and service	364.5	312.4	52.1	16.7	1083.4	915.2	168.2	18.4
Finance and insurance, net	112.5	98.7	13.8	14.0	338.1	293.5	44.6	15.2
Other	1.6	1.4	0.2		3.3	3.0	0.3
Total Revenue	$2,506.4	$2,218.0	$288.4	13.0	$7,601.7	$6,790.0	$811.7	12.0
Segment income	$235.2	$206.1	$29.1	14.1	$722.2	$590.3	$131.9	22.3
Retail new vehicle unit sales	16,397	14,431	1,966	13.6	49,456	50,849	(1,393)	(2.7)
Retail used vehicle unit sales	20,677	21,031	(354)	(1.7)	64,007	62,935	1,072	1.7
Third Quarter 2022 compared to Third Quarter 2021
Premium Luxury revenue increased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to the acquisitions we completed in 2021. Premium Luxury revenue also benefited from an increase in new vehicle unit volume and increases in new and used vehicle revenue PVR. New vehicle unit volume benefited from improving supply of Premium Luxury new vehicle inventory, which still remains below historical levels. New and used vehicle revenue PVR benefited from the historically low new vehicle inventory levels due to manufacturer supply shortages. Additionally, Premium Luxury revenue benefited from increases in parts and service revenue associated with customer-pay service and warranty service.
Premium Luxury segment income increased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to increases in parts and service gross profit, new vehicle gross profit, and finance and insurance gross profit. Parts and service results benefited from increases in gross profit associated with warranty service and customer-pay service. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Finance and insurance gross profit benefited from increases in finance and insurance gross profit PVR and new vehicle unit volume. Additionally, Premium Luxury segment income benefited from the acquisitions we completed in 2021. Increases to Premium Luxury segment income were partially offset by an increase in SG&A expenses.
First Nine Months 2022 compared to First Nine Months 2021
Premium Luxury revenue increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the acquisitions we completed in 2021. Premium Luxury revenue also benefited from increases in new and used vehicle revenue PVR, partially offset by a decrease in new vehicle unit volume. New and used vehicle revenue PVR benefited from historically low new vehicle inventory levels due to manufacturer supply shortages, which also negatively impacted new vehicle unit volume. Premium Luxury revenue also benefited from increases in parts and service revenue associated with customer-pay service, wholesale parts sales, and the preparation of vehicles for sale.
Premium Luxury segment income increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Parts and service results benefited from increases in gross profit associated with customer-pay service, the preparation of vehicles for sale, and warranty service. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR, partially offset by a decrease in new vehicle unit volume. Additionally, Premium Luxury segment income benefited from the acquisitions we completed in 2021. Increases to Premium Luxury segment income were partially offset by an increase in SG&A expenses.

Corporate and other
Corporate and other results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$117.0	$85.3	$31.7	37.2	$372.0	$224.2	$147.8	65.9
Parts and service	125.6	130.6	(5.0)	(3.8)	$380.9	$375.0	$5.9	1.6
Finance and insurance, net	8.0	6.4	1.6	25.0	23.2	16.2	7.0	43.2
Other	1.0	0.7	0.3		3.1	1.7	1.4
Revenue	$251.6	$223.0	$28.6	12.8	$779.2	$617.1	$162.1	26.3
Income (loss)	$(46.4)	$(57.5)	$11.1		$(148.5)	$(207.7)	$59.2
“Corporate and other” is comprised of our other businesses, including collision centers, AutoNation USA used vehicle stores, auction operations, and parts distribution centers, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of September 30, 2022, we had 56 AutoNation-branded collision centers, 12 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, and 3 parts distribution centers. We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$514.6	$509.4	$(5.2)	(1.0)	$1,553.9	$1,485.0	$(68.9)	(4.6)
Advertising	49.1	44.3	(4.8)	(10.8)	133.5	123.8	(9.7)	(7.8)
Store and corporate overhead	199.5	170.0	(29.5)	(17.4)	572.0	511.7	(60.3)	(11.8)
Total	$763.2	$723.7	$(39.5)	(5.5)	$2,259.4	$2,120.5	$(138.9)	(6.6)

SG&A as a % of total gross profit:
Compensation	39.2	40.1	90	bps	39.0	40.9	190	bps
Advertising	3.7	3.5	(20)	bps	3.4	3.4	—	bps
Store and corporate overhead	15.2	13.3	(190)	bps	14.3	14.1	(20)	bps
Total	58.1	56.9	(120)	bps	56.7	58.4	170	bps
Third Quarter 2022 compared to Third Quarter 2021
SG&A expenses increased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to newly acquired and opened stores and expenditures associated with investments in technology and strategic initiatives, combined with modest inflationary pressures. As a percentage of total gross profit, SG&A expenses increased to 58.1% during the three months ended September 30, 2022, from 56.9% in the same period in 2021, primarily due to gross margin pressure and an increase in SG&A expenses related to newly acquired and opened stores and investments in technology and strategic initiatives.
First Nine Months 2022 compared to First Nine Months 2021
SG&A expenses increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to newly acquired and opened stores, performance-driven increases in compensation expense, and expenditures associated with investments in technology and strategic initiatives, combined with modest inflationary pressures. Increases were partially offset by a decrease in deferred compensation obligations of $33.2 million as a result of changes in market performance of the underlying investments, as well as by divested stores. As a percentage of total gross profit, SG&A expenses decreased to 56.7% during the nine months ended September 30, 2022, from 58.4% in the same period in 2021, primarily due to improvements in gross profit PVR and effective cost management.
Other Income, Net (Operating)
During the third quarter of 2022, we recognized a net gain of $16.1 million related to business/property divestitures and a gain on legal settlement of $6.3 million. During the third quarter of 2021, we recognized a net gain of $3.8 million related to business/property divestitures, partially offset by asset impairments of $1.5 million.

Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
Third Quarter 2022 compared to Third Quarter 2021
Floorplan interest expense was $10.7 million for the three months ended September 30, 2022, compared to $4.9 million for the same period in 2021. The increase in floorplan interest expense of $5.8 million was primarily the result of higher average interest rates.
First Nine Months 2022 compared to First Nine Months 2021
Floorplan interest expense was $21.7 million for the nine months ended September 30, 2022, compared to $20.9 million for the same period in 2021. The increase in floorplan interest expense of $0.8 million was the result of higher average interest rates, partially offset by lower average vehicle floorplan balances.
Interest Expense
Third Quarter 2022 compared to Third Quarter 2021
Other interest expense was $33.7 million for the three months ended September 30, 2022, compared to $24.1 million for the same period in 2021. The increase in interest expense of $9.6 million was driven by higher average debt balances.
First Nine Months 2022 compared to First Nine Months 2021
Other interest expense was $97.4 million for the nine months ended September 30, 2022, compared to $66.2 million for the same period in 2021. The increase of $31.2 million was driven by higher average debt balances, partially offset by lower average interest rates.
Other Income (Loss), Net (included in Non-Operating Income)
We recognized a net loss of $5.2 million and a net loss of $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and a net loss of $26.0 million and a net gain of $8.0 million for the nine months ended September 30, 2022 and 2021, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
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
Our effective income tax rate was 25.5% for the three months ended September 30, 2022, and 23.6% for the three months ended September 30, 2021. Our effective income tax rate was 25.0% for the nine months ended September 30, 2022, and 24.3% for the nine months ended September 30, 2021.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2022		December 31, 2021
Cash and cash equivalents	$442.9		$60.4
Revolving credit facility	$1,760.2	(1)	$1,760.3
Secured used vehicle floorplan facilities (2)	$0.2		$0.1
 (1)    At September 30, 2022, we had $39.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had no commercial paper notes outstanding at September 30, 2022. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At September 30, 2022, surety bonds, letters of credit, and cash deposits totaled $105.4 million, of which $39.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2022, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
Capital Allocation
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises and new AutoNation USA used vehicle stores, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to complete acquisitions or investments, build facilities for newly awarded franchises, and/or repurchase our common stock and/or debt. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our market and vehicle brand criteria and/or return on investment threshold, and limitations set forth in our debt agreements.

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2022	2021	2022	2021
Shares repurchased	3.8	7.9	10.9	19.2
Aggregate purchase price	$428.2	$879.2	$1,213.1	$1,921.4
Average purchase price per share	$113.51	$111.96	$110.96	$100.13
In October 2022, our Board of Directors increased the share repurchase authorization by $1.0 billion. As of October 25, 2022, $1.4 billion remained available for share repurchases under the program.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Purchases of property and equipment, including operating lease buy-outs (1)	$83.1	$47.5	$240.1	$166.2
(1)Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At September 30, 2022, we owned approximately 81% of our new vehicle franchise store locations with a net book value of $2.3 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $711.7 million. None of these properties are mortgaged or encumbered.
We plan to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores. We anticipate that the initial capital investment will be approximately $10 million to $12 million for each new store on average. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Cash received from (used in) business acquisitions, net	$—	$(209.1)	$—	$(209.1)
Cash received from (used in) business divestitures, net	$55.2	$0.5	$55.2	$4.8
We did not purchase stores during the nine months ended September 30, 2022. We purchased 11 stores and 1 collision center during the nine months ended September 30, 2021.

We divested three stores during the nine months ended September 30, 2022. We divested two stores and three collision centers during the nine months ended September 30, 2021.
In October 2022, we acquired CIG Financial, an auto finance company headquartered in Irvine, California, for approximately $85 million and the repayment of certain obligations. We also announced that we have entered into an agreement to acquire four automotive retail stores in Colorado.
Long-Term Debt and Commercial Paper
The following table sets forth our non-vehicle long-term debt, net of debt issuance costs, as of September 30, 2022, and December 31, 2021.

Debt Description	Maturity Date	Interest Payable	September 30, 2022	December 31, 2021
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		321.6	330.6
			3,571.6	2,880.6
Less: unamortized debt discounts and debt issuance costs			(27.0)	(22.2)
Less: current maturities			(11.8)	(12.2)
Long-term debt, net of current maturities			$3,532.8	$2,846.2

On February 28, 2022, we issued $700 million aggregate principal amount of 3.85% Senior Notes due 2032, which were sold at 99.835% of the aggregate principal amount.
We had no commercial paper notes outstanding at September 30, 2022, and $340.0 million commercial paper notes outstanding at December 31, 2021.
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
As of September 30, 2022, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2022, our leverage ratio and capitalization ratio were as follows:

	September 30, 2022
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.54x
Capitalization ratio	≤ 70.0%	56.0%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2022	December 31, 2021
Vehicle floorplan payable - trade	$609.5	$489.9
Vehicle floorplan payable - non-trade	1,015.3	967.7
Vehicle floorplan payable	$1,624.8	$1,457.6

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Net cash provided by operating activities	$1,443.3	$1,559.2
Net cash used in investing activities	$(247.3)	$(225.5)
Net cash used in financing activities	$(813.6)	$(1,831.3)
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
Net cash provided by operating activities decreased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.

Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to a decrease in proceeds from the sale of equity securities, an increase in deposits for investment, and an increase in purchases of property and equipment, partially offset by a decrease in cash used in acquisitions and an increase in cash received from business divestitures.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the nine months ended September 30, 2022, we repurchased 10.9 million shares of common stock for an aggregate purchase price of $1.2 billion (average purchase price per share of $110.96), including repurchases for which settlement occurred subsequent to September 30, 2022. During the nine months ended September 30, 2021, we repurchased 19.2 million shares of common stock for an aggregate purchase price of $1.9 billion (average purchase price per share of $100.13).
During the nine months ended September 30, 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032. Cash flows from financing activities during the nine months ended September 30, 2022, reflect cash payments of $6.6 million for debt issuance costs associated with the senior note issuance that are being amortized to interest expense over the term of the senior notes.
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
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $340.0 million during the nine months ended September 30, 2022 and vehicle floorplan payable-non-trade totaling net proceeds of $46.4 million and net repayments of $452.0 million during the nine months ended September 30, 2022 and 2021, respectively.
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
•We are investing significantly in various strategic initiatives, including the planned expansion of our AutoNation USA stores, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
•If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed.
•We are subject to various risks associated with originating and servicing auto finance loans through indirect lending to customers, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We had $1.6 billion of variable rate vehicle floorplan payable at September 30, 2022, and $1.5 billion at December 31, 2021. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $16.2 million at September 30, 2022, and $14.6 million at December 31, 2021. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had no commercial paper notes outstanding at September 30, 2022, and $340.0 million at December 31, 2021. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.4 million at December 31, 2021.
Our fixed rate long-term debt, consisting of amounts outstanding under our senior unsecured notes and finance lease and other debt obligations, totaled $3.5 billion and had a fair value of $3.1 billion as of September 30, 2022, and totaled $2.9 billion and had a fair value of $3.0 billion as of December 31, 2021.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2021 Form 10-K:
We are subject to various risks associated with originating and servicing auto finance loans through indirect lending to customers, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Following the acquisition of CIG Financial, LLC (“CIG Financial”), an auto finance company engaged in indirect lending, in October 2022, we started to originate and service consumer auto finance loans through CIG Financial. Operating an entity that engages in this business and provides these services involves a number of risks that could have a material adverse effect on our business, financial condition, results of operations, and prospects, including but not limited to the following:
•We may experience greater credit losses in CIG Financial’s portfolio of auto loans receivable than anticipated. We are subject to the risk that our customers who finance their purchases through CIG Financial will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are an inherent risk of our auto loan portfolio and could have a material adverse effect on our results of operations.
•The growth and success of our CIG Financial business depend on obtaining sufficient capital to grow our auto loan portfolio. Changes in the availability or cost of financing to support the origination of auto loans receivable through CIG Financial could adversely affect our results of operations. We use securitized funding to fund the majority of the auto loans receivable originated by CIG Financial. Changes in the condition of the asset-backed securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance CIG Financial’s loan originations. If no immediate alternative funding sources are available, we may be forced to curtail our lending practices for some period of time. The impact of reducing or curtailing CIG Financial’s loan originations could have a material adverse effect on our business and results of operations.
•CIG Financial is subject to extensive governmental laws and regulations relating to finance companies and is highly regulated by governmental authorities in the locations in which it operates. Failure to comply with applicable laws and regulations could subject CIG Financial to regulatory enforcement actions, including consent orders or similar orders where CIG Financial may be required to revise practices, remunerate customers, or pay fines which in turn could materially adversely impact our business, operating results, and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
July 1, 2022 - July 31, 2022	333,496	$114.70	333,496	$1,071.5
August 1, 2022 - August 31, 2022	983,569	$123.10	983,569	$950.4
September 1, 2022 - September 30, 2022	2,455,427	$109.50	2,455,427	$681.5
Total	3,772,492		3,772,492

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of September 30, 2022, $681.5 million remained available under our stock repurchase limit. In October 2022, our Board of Directors increased the share repurchase authorization by $1.0 billion. Our stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
First Amendment, dated as of September 29, 2022, to the Third Amended and Restated Credit Agreement, dated March 26, 2020, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.

10.2	Letter Agreement, dated as of August 12, 2022, by and between AutoNation, Inc. and Lisa Esparza.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	October 27, 2022	By:	/s/ Christopher Cade
Christopher Cade Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)