Form 10-K
period 2022-12-31
AUTONATION, INC.
filed 2023-02-17
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2022, the last trading day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.3 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2022).
As of February 15, 2023, the registrant had 46,896,689 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2022, we owned and operated 343 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2022, are manufactured by Toyota (including Lexus), Honda, BMW, Ford, Mercedes-Benz, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2022, we also owned and operated 55 AutoNation-branded collision centers, 13 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing on certain vehicles we sell, as well as on installment contracts acquired by our captive finance company through third-party independent dealers. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2022.
For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2022, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Alfa Romeo	Lexus
Cadillac	GMC	Fiat	Subaru	Audi	Maserati
Chevrolet	Jeep	Genesis	Toyota	Bentley	Mercedes-Benz
Chrysler	Lincoln	Honda	Volkswagen	BMW	MINI
Dodge	Ram	Hyundai	Volvo	Jaguar	Porsche
		Infiniti		Land Rover	Sprinter

The following table sets forth information regarding our new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2022:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,236.1	24,048	10.5	35
Chevrolet, Buick, Cadillac, GMC	1,124.7	23,377	10.2	40
Chrysler, Dodge, Jeep, Ram	1,048.3	18,950	8.2	80
Domestic Total	3,409.1	66,375	28.9	155
Import:
Toyota	1,734.2	47,487	20.6	19
Honda	795.7	22,824	9.9	24
Nissan	154.7	4,751	2.1	7
Hyundai	247.5	7,399	3.2	9
Subaru	240.4	6,935	3.0	7
Other Import	300.5	6,490	2.9	19
Import Total	3,473.0	95,886	41.7	85
Premium Luxury:
Mercedes-Benz	1,786.4	23,878	10.4	38
BMW	1,565.6	22,803	9.9	17
Lexus	330.7	6,249	2.7	3
Audi	375.7	5,973	2.6	9
Jaguar Land Rover	361.2	4,103	1.8	21
Other Premium Luxury	452.7	4,704	2.0	15
Premium Luxury Total	4,872.3	67,710	29.4	103
	$11,754.4	229,971	100.0	343
The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2022, Premium Luxury revenue represented 38% of total revenue, Domestic revenue represented 30% of total revenue, and Import revenue represented 28% of total revenue. For additional financial information regarding our three reportable segments, refer to Note 23 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.
Business Strategy
We seek to create long-term value for our stockholders and to be the best-run, most profitable automotive retailer and provider of personalized transportation services in the United States. We believe that the significant scale of our operations, our digital customer experience, and the quality of our managerial talent allow us to achieve efficiencies in our key markets. To achieve and sustain operational excellence, we are pursuing the following strategies:
•We strive to be the nation’s most comprehensive provider of transportation solutions to meet the mobility needs of our current and future customers through a comprehensive, unique suite of transportation solutions.
We seek to maximize the performance and utilization of our assets through operational excellence and expand through the development and/or acquisition of key capabilities, products, and resources. We achieve this by both optimizing our existing business and capturing new and developing opportunities. We continue to invest in strategic partnerships and broaden our offerings to evolve with the changing automotive retail industry and to widen our access to new and expanding sales channels for vehicles, parts and service, financing, and personal transportation services.
During 2022, we acquired CIG Financial, an auto finance company engaged in indirect lending. Through this acquisition, we will further extend our relationship with our customers beyond the car-buying experience, particularly for our used vehicle business.
In January 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance that offers customers the convenience of services and repairs at their home, workplace, or on-site for fleet vehicles. RepairSmith expands AutoNation’s ability to penetrate the extensive After-Sales service market and conveniently responds to our customers’ needs by broadening the reach of our existing After-Sales network. AutoNation will also utilize RepairSmith as a resource for reconditioning and internal services to increase our speed to frontline readiness and expedite vehicle delivery to customers.
We also recently acquired a minority ownership stake in TrueCar, Inc., a leading automotive digital marketplace that lets auto buyers and sellers connect to its nationwide network of certified dealers. Our investment in TrueCar signals our continued commitment to emerging technologies and our constant focus on providing peerless customer experiences. We also have a minority ownership stake in Waymo, the self-driving technology company of Alphabet Inc., with whom we have also partnered to support Waymo’s autonomous vehicle program by providing vehicle maintenance and repairs on certain fleets in certain markets.
Additionally, we are investing in the development of mobility solutions to expand our customer offerings. We expect that these partnerships, initiatives, and offerings will continue to expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
•Hire, train, and retain the best talent available to build dynamic teams to serve our customers.
At AutoNation, nothing drives our success more than how we hire, train, and retain great people. We value the dignity of all employees and are committed to maintaining a work environment where all associates are valued and treated with respect. Our associates are at the core of our performance, by driving innovation and meeting the needs of our more than 11 million customers while protecting and enhancing AutoNation’s brand and reputation. See “Human Capital Resources” and “Corporate Social Responsibility – Our Workplace” below for more information about how we invest in our associates to help us prepare leaders with the vision, integrity, and expertise that enhance our operational excellence every day, drive store profitability, and create both positive employee and customer experiences.
•Continue to provide an industry-leading automotive retail customer experience in our stores and through our digital channels.
We seek to deliver a consistently superior customer experience by offering a broad selection of inventory, customer-friendly, transparent sales and service processes, and competitive pricing. We believe that this will benefit us by increasing customer loyalty and will encourage our customers to bring their vehicles to our stores for all of their vehicle service, maintenance, and collision repair needs and also by driving repeat and referral vehicle sales business.
We continue to make significant investments to provide a seamless, end-to-end customer experience in our stores and through our digital channels, and to improve our ability to generate business through those channels. We have enhanced the AutoNation Express experience - our integrated retailing solution that provides customers with a seamless and intuitive omnichannel vehicle shopping and purchase experience - by continuing to build omnichannel digital capabilities that provide a personalized digital customer experience online and in-store. Our customers are able to complete key automotive retail- and service-related transactions online through our digital channels such as selecting a vehicle with a guaranteed price, scheduling a test drive, calculating payment options, receiving a certified trade-in or purchase offer for a vehicle that a customer wants to sell, applying for financing, selecting vehicle protection products, scheduling in-store pick up or home delivery, arranging service appointments, receiving service updates, paying for maintenance and repair services, and signing paperwork electronically. We also utilize proprietary tools that leverage real-time customer data to guide and personalize the customer experience.
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
The AutoNation retail brand includes our AutoNation USA used vehicle stores. We continue to expand our AutoNation USA used vehicle store footprint throughout the country. These stores play an integral part of both our long-term growth plans and the achievement of scale, scope, and density in markets to better serve and meet the needs of customers. AutoNation USA stores continue to leverage the AutoNation brand, scale, exceptional used vehicle sourcing capabilities, and proven customer-centric processes to differentiate our Company and capture a larger share of the used vehicle market. Beginning in the fourth quarter of 2022, we began offering indirect vehicle financing in our AutoNation USA stores.
The AutoNation retail brand extends to other products and services, as well. We offer AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), AutoNation-branded parts and accessories, collision repair services at AutoNation-branded collision centers, and auction services at AutoNation-branded automotive auctions, as well as our One Price used vehicle centralized pricing and appraisal strategy, and our “We’ll Buy Your Car” program under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations.
•Leverage our significant scale and cost structure to improve our operating efficiency.
As one of the largest automotive retailers in the United States, we are uniquely positioned to leverage our significant scale so that we are able to achieve competitive operating margins by centralizing and streamlining various business processes. We strive to manage our new and used vehicle inventories so that our stores’ supply and mix of vehicles are in line with seasonal sales trends and also minimize our carrying costs. We are able to self-source a significant portion of our used vehicle inventory through our “We’ll Buy Your Car” program, and quickly make available such used vehicles through optimization of our reconditioning capabilities at our parts and service departments. Additionally, we are able to improve financial controls and lower servicing costs by maintaining many key store-level accounting and administrative activities in our shared service center located in Irving, Texas. We also leverage our digital capabilities to drive cost reductions and increased efficiency for the long-term success of our business. Finally, we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2022, approximately 43% of our segment income for reportable segments was generated by Premium Luxury franchises, approximately 32% by Import franchises, and approximately 25% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales. In addition, we have been able to increase our finance and insurance gross profit per vehicle retailed as we have increased the penetration of products sold per vehicle.
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
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including manufacturer recall repairs and other warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also recondition used vehicles acquired by our used vehicle departments and perform preparatory work and accessory installation on new vehicles acquired by our new vehicle departments. In addition to our retail business, we also have wholesale parts operations, which sell automotive parts to both collision repair shops and independent vehicle repair providers. We also offer AutoNation PrecisionParts and AutoNation AutoGear, product and accessory lines that are integrated into our parts and service operations.
We offer a wide variety of automotive finance and insurance products to our customers. We primarily arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, and receive a commission payable to us from the lender. Our exposure to loss in connection with financing arrangements with third-party lenders generally is limited to the commissions that we receive. Following the acquisition of CIG Financial in the fourth quarter of 2022, we also started to originate and service consumer auto finance loans.
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

As of December 31, 2022, we operated stores in the following states:

State	Number of Retail Stores (1)	Number of Franchises	Number of Other Locations (2)	% of Total Revenue
Florida	48	59	20	25
Texas	44	62	17	20
California	37	50	3	18
Arizona	16	18	4	6
Colorado	19	31	1	6
Washington	14	19	3	5
Georgia	17	24	4	4
Nevada	12	13	1	4
Maryland	14	16	3	3
Illinois	7	8	1	2
Tennessee	8	12	1	2
South Carolina	9	13	1	1
Ohio	4	4	3	1
North Carolina	1	—	—	1
Virginia	2	2	—	1
Alabama	3	6	—	1
Minnesota	1	1	—	—
New York (3)	3	5	—	—
Missouri (3)	1	—	—	—
Total	260	343	62	100
(1)Includes franchised dealerships and AutoNation USA used vehicle stores.
(2)Includes collision centers, automotive auction operations, and parts distribution centers.
(3)Revenue represented less than 1% of total revenue.
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
Regulations
We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern how we conduct our business, including those relating to our sales, operations, finance and insurance, advertising, indirect auto financing, origination and servicing of consumer auto finance loans, and employment practices. These laws and regulations include state franchise laws and regulations, federal and state consumer protection laws and regulations, privacy laws, escheatment laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers and auto finance companies, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination, and other employment practices laws. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.
Automotive and Other Laws and Regulations
Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies. In addition, automotive dealers are subject to regulation by the Federal Trade Commission (the “FTC”). The imported automobiles, parts, and accessories we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges. Further, following our acquisition of CIG Financial, our captive finance company, in October 2022, our operations are now subject to regulations and supervision by the Consumer Financial Protection Bureau (the “CFPB”). Among other things, the CFPB is authorized to take action to prevent auto finance companies from engaging in unfair, deceptive, or abusive acts and practices and to issue rules requiring enhanced disclosures concerning consumer financial products and services. In addition, state attorneys general have authority under their respective laws and regulations, and under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, to investigate and/or regulate certain aspects of our operations.

Our financing activities with customers, including our origination and servicing activities through our captive finance company, are subject to the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, federal and state prohibitions against unfair, deceptive, and abusive acts and practices, and various other federal laws and regulations, as well as state and local motor vehicle finance laws, leasing laws, collection, repossession, and installment finance laws, usury laws, and other installment sales and leasing laws and regulations. Among other things, these laws and regulations regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales and leasing, require specific disclosures to consumers, define the rights to collect payments and repossess and sell collateral, and govern the sale and terms of ancillary products. Claims arising out of actual or alleged violations of law or regulation may be asserted against us by individuals, a class of individuals, or governmental entities and may expose us to significant damages or other penalties, including fines and revocation or suspension of our licenses to conduct our operations. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K for additional information.
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
New vehicle unit volume has been impacted by a limited supply of new vehicles to sell driven largely by disruptions in the manufacturers’ supply chains. We expect that reduced levels of new vehicle availability will continue into 2023. We have prioritized our capital expenditures towards opportunities with the greatest return potential. We continue to expand our footprint and increase scope and scale through both the acquisition of new dealerships and franchises and through the expansion of our AutoNation USA used vehicle stores.
According to industry sources, as of December 31, 2022, there were approximately 16,800 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We face competition from (i) several public companies that operate numerous automotive retail stores or collision centers on a regional or national basis, including franchised dealers that sell new and used vehicles, non-franchised dealers that sell only used vehicles, and manufacturers that sell directly to customers, (ii) private companies that operate automotive retail stores or collision centers in our markets, and (iii) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, including general managers and sales and service personnel.
In general, the vehicle manufacturers have designated marketing and sales areas within which only one franchised dealer of a given vehicle brand may operate. Under most framework agreements with vehicle manufacturers, the ability to acquire multiple dealers of a given vehicle brand within a particular market is limited. Dealers are also restricted by various state franchise laws from relocating stores or establishing new stores of a particular vehicle brand within any area that is served by another dealer of the same vehicle brand, and generally need the manufacturer to approve any relocation or the grant of a new franchise. However, to the extent that a market has multiple dealers of a particular vehicle brand, as most of our key markets do with respect to most vehicle brands we sell, we face significant intra-brand competition.
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
We also operate in the auto finance sector of the consumer finance market. This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions, and independent finance companies. According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2022. Our primary competitors in this sector are banks and credit unions that offer direct and indirect financing to customers purchasing used cars.
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
The automotive retail business is also subject to substantial risk of property loss due to the significant concentration of property values at store locations. In our case in particular, our operations are concentrated in states and regions in which natural disasters and severe weather events (such as hailstorms, hurricanes, earthquakes, fires, tornadoes, snowstorms, and landslides) may subject us to substantial risk of property loss and operational disruption. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, automobile, workers’ compensation, and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We estimate the ultimate costs of these retained insurance risks based on actuarial evaluations and historical claims experience, adjusted for current trends and changes in claims-handling procedures. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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
Human Capital Resources
Purpose and Culture
At AutoNation, our associates are our greatest asset. As of December 31, 2022, we employed approximately 23,600 full-time and part-time employees, whom we refer to as “associates,” approximately 175 of whom were covered by collective bargaining agreements. We believe that our human capital management, which includes talent acquisition, development, and retention of a high-quality workforce, is critical to the success and growth of our business. Our Board of Directors and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, diversity, inclusion, compensation, and benefits.
In 2022, we launched our “Go Be Great” campaign which characterizes the collective drive, ambition, and determination of our associates to be the best each and every day, leading the way in customer service excellence. We seek to develop and foster a diverse and inclusive work environment based on ethics and integrity where all associates can devote their best efforts to their jobs and “Go Be Great!”
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

Talent Acquisition, Development, and Retention
Creating opportunities for employee recognition, mentoring, and advancement is a key initiative in our human resources efforts. We provide a range of formal and informal learning programs, which are designed to help our associates continuously grow and strengthen their skills throughout their careers, including: (1) General Manager University, designed to develop existing and future leaders at our stores; (2) Leader Education and Development for high-potential Associates (LEAD) program, designed to facilitate development for our up-and-coming talent; (3) Lead & Learn webinar events, a series of training courses designed to provide fresh perspectives and relevant content to support employee growth and leadership development; and (4) AutoNation’s Mentorship Program, created to offer opportunities for associates to accelerate their personal and professional development through regular interactions specific to career growth and expansion within the organization.
See “Corporate Social Responsibility – Our Workplace” below for more information on human capital measures and objectives that we focus on in managing the business.
Corporate Social Responsibility
As one of the largest automotive retailers in the United States and one of America’s most admired companies, AutoNation was founded on the values of honesty, respect, and responsibility, which we believe extend to our stakeholders, which include our stockholders, our customers, our associates, and the communities in which we operate. AutoNation’s dedication to fundamental principles of good corporate stewardship has been a cornerstone of our business.
The Environment
We are committed to managing our environmental impact and continually work to reduce it where practicable. The following highlights some of our environmental stewardship initiatives:
•Driving Electrified: As America transitions increasingly toward electric vehicles (“EV”), we have added and continue to add EV charging capabilities at many of our locations, many of which offer EV charging free of charge to customers. In addition, given the growing popularity of EVs, we have also created a “Driving Electrified” section of our purchasing website to help customers shop and compare different vehicles.
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
We fund national cancer research and treatment facilities from coast to coast through our philanthropic activities. Through the combined efforts of our 23,600 associates, vendors, partners, customers, and executive leadership, we have raised and donated over $35 million to support the world-class AutoNation Institute for Breast Cancer Research and Care, the Moffitt Cancer Center, the Breast Cancer Research Foundation, Cleveland Clinic, and other leading cancer facilities.

Our presence is felt at local community-based cancer events, as teams of our associates represent AutoNation at runs, walks, and other fundraisers. Yearly, AutoNation celebrates Drive Pink Across America Day by providing our associates with opportunities to deliver thousands of “Totes for Hope” bags stuffed with comfort items for children and adults undergoing cancer care at hospitals in our markets.
Vehicles sold at our AutoNation locations are fitted with a pink license plate frame as a symbol of our commitment to “driving out” cancer. Millions of pink license plate frames have been distributed to date.
Our Business and Our Customers
We are proud to be America’s most recognized automotive retailer, and we strive to create transparency and establish unparalleled trust with our customers or others with whom we do business.
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
•Customer satisfaction: We seek to deliver a consistently superior customer experience by offering a broad selection of inventory, customer-friendly, transparent sales and service processes, and competitive pricing in a clean and safe environment. We measure customer satisfaction and loyalty on a regular basis with a mission to deliver a peerless customer experience.
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
•Training: We offer job-specific training programs, such as our General Management University, which is aimed at developing our existing and future leaders, and other training programs designed for high-potential associates to facilitate development of our up-and-coming talent. We offer e-commerce training, webinar events that present opportunities for associates to learn actionable tips on innovative ways to get results on the job, and individual development plans to target the specific needs of our associates. These types of courses help foster our culture of continual learning and growth, which in turn enriches the work environment for all our associates.
•Employee benefits: We offer a variety of employee benefits, such as competitive salaries/compensation plans, incentive compensation potential, and health and welfare benefits. Many of the valuable benefits we offer are free to our associates, including an innovative “Drive Pink”-inspired, Company-paid cancer insurance plan that provides financial assistance to associates and their eligible dependents who are diagnosed with cancer. This Company-paid benefit is offered by fewer than 5% of companies nationally and it underscores our commitment to driving out cancer.

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
Cybersecurity Risk Management
We have developed and continue to enhance our cybersecurity governance program to protect the security of our computer systems, software, networks, and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade business operations. Our cybersecurity governance program is an integrated IT risk management process that aims to (1) proactively manage cyber and information security risks at AutoNation; (2) implement the internal controls required by cybersecurity regulatory requirements as well as AutoNation’s information security control objective documents and information security standards; and (3) improve the efficiency, maturity, and effectiveness of technology functions and processes.
We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements and examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing, incident response exercises, maturity assessments, and industry benchmarking. In addition, we dedicate significant resources to securing our systems and protecting confidential information such as firewalls, endpoint protection, and behavior analysis tools, among others.
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

Information about our Executive Officers
The following sets forth certain information regarding our executive officers as of February 17, 2023.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry
Michael Manley	58	Chief Executive Officer and Director	2	35
Joseph T. Lower	56	Executive Vice President and Chief Financial Officer	3	3
Gianluca Camplone	53	Chief Operating Officer Precision Parts Business, and Executive Vice President, Head of Mobility, Business Strategy, and Development	1	25
Marc Cannon	61	Executive Vice President and Chief Customer Experience Officer	25	36
C. Coleman Edmunds	58	Executive Vice President, General Counsel and Corporate Secretary	27	27
Lisa Esparza	53	Executive Vice President and Chief Human Resource Officer	1	1
Dave Koehler	54	Chief Operating Officer, Non-Franchise Business	11	30
Steve Kwak	50	Chief Operating Officer, Franchise Business	16	24
Michael Manley has served as our Chief Executive Officer and as a member of our Board since November 1, 2021. Prior to joining AutoNation, Mr. Manley served as Head of Americas and as a member of the Group Executive Council for Stellantis N.V., one of the largest automotive original equipment manufacturers in the world, from January 2021 until October 2021. From July 2018 until January 2021, he served as Chief Executive Officer of Fiat Chrysler Automobiles N.V. (“FCA”), a predecessor to Stellantis N.V. Mr. Manley joined DaimlerChrysler (a predecessor to FCA) in 2000 and, prior to becoming FCA’s Chief Executive Officer, served in a number of management-level roles with increasing responsibility overseeing various aspects of FCA’s operations, including as Executive Vice President - International Sales & Marketing, Business Development and Global Product Planning Operations, Chief Executive Officer of Jeep, Chief Executive Officer of Ram, Chief Operating Officer for the Asia Pacific region, and FCA Global Executive Council member. Mr. Manley currently serves on the Board of Directors of Rolls-Royce Holdings plc; however, Mr. Manley is not standing for re-election to such Board in 2023. On February 9, 2023, Mr. Manley was appointed to the Board of Directors of Dover Corporation (NYSE: DOV), a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions, and support services.
Joseph T. Lower has served as our Executive Vice President and Chief Financial Officer since January 2020. Mr. Lower is responsible for overseeing the finance department and for all financial controls and external reporting, financial planning and analysis, and accounting, as well as the tax, internal audit, treasury, investor relations, and corporate real estate functions. He is also responsible for our shared service center in Irving, Texas. Prior to joining AutoNation, Mr. Lower served as Executive Vice President and Chief Financial Officer of Office Depot, Inc. from January 2018 until January 2020. From November 2014 until April 2017, he served as Vice President and Chief Financial Officer of B/E Aerospace. Prior to joining B/E Aerospace, Mr. Lower held a number of management-level positions at The Boeing Company. In addition, among other finance positions, Mr. Lower spent six years with Credit Suisse in various investment banking roles, including positions in mergers and acquisitions and corporate finance.
Gianluca Camplone has served as our Chief Operating Officer Precision Parts Business, and Executive Vice President, Head of Mobility, Business Strategy, and Development since March 2022. Mr. Camplone is responsible for overseeing the Company’s business strategy, corporate development, and Precision Parts teams. Prior to joining AutoNation, Mr. Camplone was a Senior Partner at McKinsey & Company, a global management consulting firm, from December 1996 to February 2022, where he was the leader in their Advanced Industries global practice and Private Equity Industrial practice in North America.
Marc Cannon has served as our Executive Vice President since January 2017 and as our Chief Customer Experience Officer since April 2020. Mr. Cannon is responsible for marketing, communications, customer service, AutoNation.com, and public policy. From February 2016 until January 2017, he served as our Chief Marketing Officer, Senior Vice

President of Communications and Public Policy, and from February 2007 until February 2016, he served as our Senior Vice President, Corporate Communications.
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
Lisa Esparza has served as our Executive Vice President and Chief Human Resource Officer since September 2022. Prior to joining AutoNation, Ms. Esparza served as Chief Human Resources Officer of Essilor North America, part of EssilorLuxottica, the global leader in the design, manufacture, and distribution of ophthalmic lenses, frames, and sunglasses, from July 2019 to June 2022. From 2017 to 2019, Ms. Esparza served as Chief Human Resources Officer at Par Pacific Holdings, Inc. (NYSE: PARR), which owns and operates market-leading energy and infrastructure businesses. In addition, Ms. Esparza has held various human resources leadership roles at Celanese, Flowserve, Ingersoll-Rand, and Eaton with global responsibilities.
Dave Koehler has served as our Chief Operating Officer, Non-Franchised Business since March 2022. Mr. Koehler is responsible for overseeing AutoNation USA, AutoNation Auto Auctions, and the AutoNation Collision business. Previously, Mr. Koehler was the Eastern Region President for our stores located in Alabama, Florida, Georgia, Illinois, Maryland, Minnesota, New York, Ohio, Tennessee, and Virginia from May 2019 to February 2022. Prior to being promoted to Eastern Region President in May 2019, Mr. Koehler held several key positions within AutoNation, including General Manager, Market President, and Senior Vice President of Sales between 2011 to 2019.
Steve Kwak has served as our Chief Operating Officer, Franchised Business since March 2022. Mr. Kwak is responsible for overseeing all activities and teams related to the new car franchised operations, manufacturer relations, Customer Financial Services, and After-Sales operations. Previously, Mr. Kwak was the Western Region President for our stores located in Arizona, California, Colorado, Nevada, Texas, and Washington from 2017 to March 2022. Prior to being promoted to Western Region President, Mr. Kwak served as a Market President for the Los Angeles County, Northern California, Nevada, and Orange County Markets for several years.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic acquisitions, initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores and our investments in digital and online capabilities and mobility solutions; our expectations for the future performance of our business and the automotive retail industry; as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
Approximately 13.9 million, 15.1 million, and 14.6 million new vehicles, including retail and fleet vehicles, were sold in the United States in 2022, 2021, and 2020, respectively. Our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of parts and automotive repair and maintenance services and automotive finance and insurance products and our ability to approve/provide financing to customers.
The COVID-19 pandemic disrupted, and may continue to disrupt, our business, results of operations, and financial condition going forward. Future epidemics, pandemics, and other outbreaks could also disrupt our business, results of operations, and financial condition.
The COVID-19 pandemic led to disruptions in each of our markets and the global economy. Throughout the COVID-19 pandemic, federal, state, and local governments implemented a number of countermeasures to mitigate the impact of the pandemic. As a result, we experienced significant declines in new and used vehicle unit sales and sales of our finance and insurance products, particularly during the first and second quarters of 2020. In addition, our parts and service business operated below full capacity during 2020 as a result of the countermeasures discussed above and a decrease in the average miles being driven in our markets during the pandemic. Since the onset of the pandemic, we have experienced a shortage of available new vehicles for sale. The reduced levels of new vehicle availability is currently expected to continue into 2023; however, there is still significant uncertainty as to when new vehicle availability will improve.
We may continue to experience significant adverse effects to our business as a result of the economic impact of the COVID-19 pandemic, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending, rate of inflation, and credit availability. Future epidemics, pandemics, and other outbreaks could disrupt and have a similar adverse impact on our business, results of operations, and financial condition.
Risks Related to Vehicle Manufacturers
Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.
Most vehicle manufacturers from time to time establish various marketing and sales incentive programs designed to spur consumer demand for their vehicles, particularly during periods of excess supply and/or in a flat or declining new vehicle sales market. These programs impact our operations, particularly our sales of new vehicles. Since these programs are often not announced in advance, they can be difficult to plan for when ordering inventory. Furthermore, manufacturers may modify and discontinue these marketing and incentive programs from time to time, which could have a material adverse effect on our results of operations and cash flows.
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

The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2022, are manufactured by Toyota (including Lexus), Honda, BMW, Ford, Mercedes-Benz, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
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
Vehicle manufacturers worldwide have recently faced production disruptions caused by a shortage of automotive microchips. The shortage is reported to be due to the overall high demand for microchips in the global economy. Prolonged shortages of new vehicle inventory could result in lower new vehicle sales volumes and a decrease in the total amount of gross profit we derive from new vehicle sales, which could adversely affect our business. Additionally, the shortage of new vehicles has increased market demand for used vehicles, increasing our costs of acquiring used vehicle inventory. Resolution of the microchip shortage should lead to an increase in the supply of new vehicles, which may adversely affect levels of profitability on both new and used vehicles.
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
Risks Related to Strategic Initiatives
We are investing significantly in various strategic initiatives, including the planned expansion of our AutoNation USA stores, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in various strategic initiatives, including the planned expansion of our AutoNation USA used vehicle stores, our recently acquired auto finance company, and our recently acquired mobile solution for automotive repair and maintenance. These strategic initiatives may be impacted by a number of variables, including customer adoption, availability of used vehicle inventory, demand for our branded products, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. There can be no assurance that these initiatives will be successful or that the amount we invest in these initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results, and we may be required to incur impairment charges.
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
We are subject to various risks associated with originating and servicing auto finance loans through indirect lending to customers, any of which could have an adverse effect on our business.
Following our acquisition of CIG Financial in October 2022, we started to originate and service consumer auto finance loans. We are subject to various risks in this business, including the risk that our borrowers do not repay their loans and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are an inherent risk of our auto loan portfolio, and changes in the availability or cost of financing, such as our securitized funding sources or warehouse facilities, to support the origination of auto loans receivable could adversely affect our results of operations. In addition, finance companies are highly regulated by governmental authorities, as discussed in the risk factors under the heading, “Risks Related to Legal, Regulatory, and Compliance Matters.”
Risks Related to Legal, Regulatory, and Compliance Matters
New laws, regulations, or governmental policies in response to climate change, including fuel economy and greenhouse gas emission standards, or changes to existing standards, could adversely impact our business, results of operations, financial condition, cash flow, and prospects.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental initiatives aimed to mitigate those impacts. Consumers may also change their behavior as a result of these concerns. We will need to respond to new laws and regulations as well as consumer preferences resulting from climate change concerns which may affect vehicle manufacturers’ ability to produce cost effective vehicles. Laws and regulations enacted that directly or indirectly affect vehicle manufacturers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations, or demand for the products we sell) could materially adversely impact our business, results of operations, financial condition, cash flow, and prospects.
In addition, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas, or GHG, emission standards, which continue to change and become more stringent over time. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven, or the products we sell.
We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, dealers (as a result of our acquisition of CIG Financial), wage and hour and other employment-related lawsuits, and actions brought by governmental authorities. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, cash flows, or prospects. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.
The automotive retail and finance industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance products, indirect auto financing, origination and servicing of consumer auto finance loans, vehicle protection products, advertising, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, the environment, vehicle emissions and fuel economy, health and safety, and employment practices. With respect to motor vehicle sales, retail installment sales, leasing, finance and insurance products, vehicle protection products, and advertising, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to our indirect auto financing and origination and servicing of consumer auto finance loans through our captive finance company, we are subject to extensive governmental laws and regulations relating to finance companies that could subject us to regulatory enforcement actions, including consent orders or similar orders where we may be required to revise the practices of our captive finance company, remunerate customers, or pay fines. In addition, as the assignee of consumer loans originated by third-party independent dealers, our captive finance company could be named as a co-defendant in litigation initiated by consumers primarily against a specific dealer. Our captive finance company may also be involved in litigation with dealers or other third-party service providers, which could materially adversely impact our business, operating results, and prospects. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. See the risk factor “We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects” above. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations or the unfavorable resolution of one or more lawsuits, regulatory enforcement actions, or governmental investigations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
The Dodd-Frank Act established the CFPB, an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded from the Dodd-Frank Act, the CFPB could engage in additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. Further, the CFPB has supervisory authority over certain non-bank lenders, including automotive finance companies, such as our captive finance company. The CFPB can use this authority to conduct supervisory examinations or initiate enforcement actions and/or litigation to ensure compliance with various federal consumer protection laws. The CFPB, other federal agencies, state governmental authorities, and individuals could assert claims arising out of actual or alleged violations of law, which could expose us to significant damages or other penalties, including revocation or suspension of the licenses necessary to conduct business and fines, in addition to adverse publicity.
The Dodd-Frank Act also provided the FTC with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers. Regulation from the CFPB, other federal agencies, or state agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations.

Risks Related to Cybersecurity
A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.
Our business is dependent upon the efficient operation of our information systems. We rely on our information systems to manage, among other things, our sales, inventory, and service efforts, including through our digital channels, and customer information, as well as to prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could experience security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known retailers have disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such retailers had been affected notwithstanding the preventative measures such retailers had in place. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise adversely affect our results of operations.
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
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and a maximum capitalization ratio. See “Liquidity and Capital Resources — Restrictions and Covenants” in Part II, Item 7 of this Form 10-K. If our earnings decline, we may be unable to comply with the financial ratios required by our credit agreement. In such case, we would seek an amendment or waiver of a covenant of our credit agreement or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to an amendment or waiver of a covenant of our credit agreement. In the event we obtain an amendment or waiver of a covenant of our credit agreement, we would likely incur additional fees and higher interest expense.
As of December 31, 2022, we had $3.6 billion of total non-vehicle long-term debt, $2.1 billion of vehicle floorplan financing, and $181.8 million of non-recourse debt under our warehouse facilities. Our substantial indebtedness could have important consequences. For example:
•We may have difficulty satisfying our debt service obligations and, if we fail to comply with these requirements, an event of default could result;

•We may be required to dedicate a substantial portion of our cash flow from operations to make required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions, strategic initiatives, investments, and other general corporate activities;
•A downgrade in our credit ratings could negatively impact the interest rate payable on certain of our senior notes and could negatively impact our ability to issue, or the interest rates for, commercial paper notes;
•Covenants relating to our indebtedness may limit our ability to obtain financing for working capital, capital expenditures, acquisitions, investments, originating auto loans receivable, and other general corporate activities;
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
We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, commercial paper program, and warehouse facilities that could have a material adverse effect on our profitability.
Our vehicle floorplan payables, revolving credit facility, and warehouse facilities are subject to variable interest rates, and the interest rate for our commercial paper notes varies based on duration and market conditions. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise. Instability or disruptions of the capital markets, including credit markets, or the deterioration of our financial condition due to internal or external factors, could restrict or prohibit our access to capital markets and increase our financing costs. In addition, our net new vehicle inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. We cannot assure you that a significant increase in interest rates or decrease in manufacturer floorplan assistance would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Risks Relating to Accounting Matters
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity. During 2020, we recorded non-cash goodwill impairment charges of $318.3 million and non-cash franchise rights impairment charges of $57.5 million. See Note 20 of the Notes to Consolidated Financial Statements for more information.

Our minority equity investments with readily determinable fair values are required to be measured at fair value each reporting period, which could adversely impact our results of operations and financial condition. The carrying value of our minority equity investment that does not have a readily determinable fair value is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
Our minority equity investments with readily determinable fair values are required to be measured at fair value each reporting period. Changes in the fair values of the underlying equity securities could result in unrealized gains or losses related to these investments. A material decrease in the fair values of these equity investments could adversely impact our results of operations and financial condition.
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
Based on filings made with the SEC through February 15, 2023, William H. Gates III beneficially owns approximately 21% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates. As a result, Cascade may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 15, 2023, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 12% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 15, 2023, William H. Gates III and ESL beneficially own approximately 33% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.
General Risk Factors
Natural disasters and adverse weather events, including the effects of climate change, can disrupt our business.
Our stores are concentrated in states and regions in the United States, including primarily Florida, Texas, and California, in which actual or threatened natural disasters and severe weather events (such as hailstorms, hurricanes, earthquakes, fires, tornadoes, snowstorms, and landslides) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition, and cash flows. The effects of climate change may serve as a risk multiplier increasing the frequency, severity, and duration of natural disasters and adverse weather events that may affect our business operations. In addition to business interruption, the automotive retail business is subject to substantial risk of property loss due to the significant concentration of property values at store locations.

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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2029. We also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 19 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Missouri, Nevada, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, parts distribution centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.   LEGAL PROCEEDINGS
See Note 21 of the Notes to Consolidated Financial Statements for information about our legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” As of February 15, 2023, there were 1,108 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three and twelve months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2022 – October 31, 2022	2,788,808	$102.57	2,788,808	$1,395.5
November 1, 2022 – November 30, 2022	1,096,350	$116.20	1,096,350	$1,268.1
December 1, 2022 – December 31, 2022	750,000	$111.60	750,000	$1,184.4
Total for three months ended December 31, 2022	4,635,158		4,635,158
Total for twelve months ended December 31, 2022	15,567,425		15,567,425

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In 2022, all of our shares were repurchased under our stock repurchase program. As of February 15, 2023, $1.1 billion remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2017 through December 31, 2022 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2017 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
AutoNation Inc.
S&P 500
Peer Group

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/2017	12/2018	12/2019	12/2020	12/2021	12/2022
AutoNation Inc.	100.00	69.55	94.74	135.96	227.64	209.04
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Public Auto Retail Peer Group	100.00	90.04	135.45	170.20	229.91	166.50

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K includes discussion of year-to-year comparisons between 2022 and 2021. Discussion of year-to-year comparisons between 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2022, we owned and operated 343 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2022, are manufactured by Toyota (including Lexus), Honda, BMW, Ford, Mercedes-Benz, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2022, we also owned and operated 55 AutoNation-branded collision centers, 13 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing on certain vehicles we sell, as well as on installment contracts acquired by our captive finance company through third-party independent dealers.
As of December 31, 2022, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2022, new vehicle sales accounted for 44% of our total revenue and 26% of our total gross profit. Used vehicle sales accounted for 36% of our total revenue and 11% of our total gross profit. Our parts and service operations, while comprising 15% of our total revenue, contributed 36% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 27% of our total gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 13.9 million in 2022, as compared to 15.1 million in 2021, and 14.6 million in 2020. There continues to be a shortage of available new vehicles for sale as compared to historical inventory levels driven largely by disruptions in the manufacturers’ supply chains. Although new vehicle inventory levels for certain manufacturers improved slightly during the second half of 2022, the demand for vehicles generally continued to exceed supply throughout the year. This demand and supply imbalance continues to result in higher levels of profitability for available new vehicles. The reduced levels of total new vehicle availability is currently expected to continue into 2023; however, there is still significant uncertainty as to the extent to which new vehicle availability will improve, as well as duration and/or degree of the higher levels of profitability being realized during this time. In addition, the decline in new vehicle unit volume could adversely impact the availability of nearly new vehicle inventory, which could have an adverse impact on our used vehicle sales volume. Additionally, worsening economic conditions could adversely impact consumer demand for vehicles.
Results of Operations
We had net income of $1.4 billion and diluted earnings per share of $24.29 in 2022, as compared to net income of $1.4 billion and diluted earnings per share of $18.31 in 2021.
Our total gross profit increased 6% during 2022, driven by increases in new vehicle gross profit of 14%, parts and service gross profit of 14%, and finance and insurance gross profit of 4%, each as compared to 2021. New vehicle gross profit benefited from an increase in gross profit per vehicle retailed (“PVR”) resulting from strong demand and historically low new vehicle inventory levels. Parts and service results benefited primarily from increases in gross profit from customer-pay service and the preparation of vehicles for sale. Finance and insurance gross profit benefited from higher realized margins on vehicle protection products and an increase in product penetration. The increases in gross profit were partially offset by a decrease in used vehicle gross profit of 20% due to margin pressure as a result of a decline in used vehicle values from historically high levels and a decrease in used vehicle unit volume.
SG&A expenses increased largely due to newly acquired and opened stores and expenditures associated with investments in technology and strategic initiatives. Other interest expense increased due to higher average debt balances. Floorplan interest expense increased due to higher average interest rates.
Net income during 2022 was adversely impacted by the recognition of an initial credit loss expense of $25.8 million (after-tax) associated with the auto loans receivable acquired as part of our acquisition of CIG Financial. During 2022 and 2021, net income benefited from after-tax gains related to business/property divestitures, net of asset impairments, of $11.1 million and $10.9 million, respectively. Net income during 2021 also benefited from after-tax gains of $8.3 million related to sales of a minority equity investment as well as changes in the fair value of other minority equity investments held as of the end of the year.
Strategic Initiatives
To better service the personal transportation needs of our customers, we continue to expand our footprint through dealership acquisitions and the expansion of our AutoNation USA stores. We also continue to invest in various strategic partnerships and initiatives to expand the scope and scale of our business, broaden our product offerings, expand our reach to customers, and continue to provide a peerless customer experience.
On October 1, 2022, we closed on the acquisition of CIG Financial, an auto finance company headquartered in Irvine, California, for $83 million and the repayment of certain obligations totaling $21 million. The acquisition of CIG Financial aligns with our strategic business model and will further extend our relationship with our customers beyond the buying experience and throughout the vehicle ownership life cycle.
On November 4, 2022, we acquired a minority ownership stake in TrueCar, Inc., a leading automotive digital marketplace that lets auto buyers and sellers connect to its nationwide network of certified dealers. Our investment in TrueCar signals our continued commitment to emerging technologies and our constant focus on providing peerless customer experiences.
On January 26, 2023, we closed on the acquisition of RepairSmith, a mobile solution for automotive repair and maintenance, headquartered in Los Angeles, California, for approximately $190 million. With a significant operational footprint in the southern and western United States, RepairSmith expands AutoNation’s ability to penetrate the extensive After-Sales service market and conveniently responds to our customers’ needs by broadening the reach of our existing After-Sales network.
We expect that these initiatives will expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets. The roll-out of these strategic initiatives may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner. See “Risk Factors” in Part I, Item 1A of this Form 10–K.

Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at December 31, 2022 and 2021, were 18,136 and 10,090, respectively. By historical standards, our inventory unit levels are significantly lower, driven by strong demand and disruptions in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at December 31, 2022 or 2021.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $7.4 million at December 31, 2022, and $3.6 million at December 31, 2021.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $7.4 million at December 31, 2022, and $5.8 million at December 31, 2021.
Critical Accounting Estimates
We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Consolidated Financial Statements. Set forth below are the accounting estimates that we have identified as critical to our business operations and an understanding of our results of operations, based on the high degree of judgment or complexity in their application. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of other significant accounting policies.
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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2022 and 2021, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. As of December 31, 2022, we have $236.3 million of goodwill related to the Domestic reporting unit, $518.7 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.
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
We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2022 and 2021, and no impairment charges resulted from these quantitative tests.
If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation dates of April 30, 2022 and 2021, no impairment would have resulted. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2022 vs. 2021			2021 vs. 2020
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,754.4	$12,081.7	$(327.3)	(2.7)	$10,418.6	$1,663.1	16.0
Retail used vehicle	9,020.9	8,062.4	958.5	11.9	5,260.5	2,801.9	53.3
Wholesale	640.9	576.4	64.5	11.2	340.8	235.6	69.1
Used vehicle	9,661.8	8,638.8	1,023.0	11.8	5,601.3	3,037.5	54.2
Finance and insurance, net	1,437.3	1,384.5	52.8	3.8	1,059.3	325.2	30.7
Total variable operations(1)	22,853.5	22,105.0	748.5	3.4	17,079.2	5,025.8	29.4
Parts and service	4,100.6	3,706.6	394.0	10.6	3,257.4	449.2	13.8
Other	30.9	32.4	(1.5)		53.4	(21.0)
Total revenue	$26,985.0	$25,844.0	$1,141.0	4.4	$20,390.0	$5,454.0	26.7
Gross profit:
New vehicle	$1,366.6	$1,201.6	$165.0	13.7	$584.1	$617.5	105.7
Retail used vehicle	538.3	622.3	(84.0)	(13.5)	414.5	207.8	50.1
Wholesale	14.8	65.8	(51.0)		44.5	21.3
Used vehicle	553.1	688.1	(135.0)	(19.6)	459.0	229.1	49.9
Finance and insurance	1,437.3	1,384.5	52.8	3.8	1,059.3	325.2	30.7
Total variable operations(1)	3,357.0	3,274.2	82.8	2.5	2,102.4	1,171.8	55.7
Parts and service	1,900.3	1,672.7	227.6	13.6	1,460.8	211.9	14.5
Other	8.0	5.7	2.3		3.2	2.5
Total gross profit	5,265.3	4,952.6	312.7	6.3	3,566.4	1,386.2	38.9
Selling, general, and administrative expenses	3,026.1	2,876.2	(149.9)	(5.2)	2,422.0	(454.2)	(18.8)
Depreciation and amortization	200.3	193.3	(7.0)		198.9	5.6
Goodwill impairment	—	—	—		318.3	318.3
Franchise rights impairment	—	—	—		57.5	57.5
Other (income) expense, net	14.4	(19.7)	(34.1)		6.5	26.2
Operating income	2,024.5	1,902.8	121.7	6.4	563.2	1,339.6	237.9
Non-operating income (expense) items:
Floorplan interest expense	(41.4)	(25.7)	(15.7)		(63.8)	38.1
Other interest expense	(134.9)	(93.0)	(41.9)		(93.7)	0.7
Other income (loss), net	(14.7)	24.3	(39.0)		144.4	(120.1)
Income from continuing operations before income taxes	$1,833.5	$1,808.4	$25.1	1.4	$550.1	$1,258.3	228.7
Retail vehicle unit sales:
New vehicle	229,971	262,403	(32,432)	(12.4)	249,654	12,749	5.1
Used vehicle	299,806	304,364	(4,558)	(1.5)	241,182	63,182	26.2
	529,777	566,767	(36,990)	(6.5)	490,836	75,931	15.5
Revenue per vehicle retailed:
New vehicle	$51,113	$46,043	$5,070	11.0	$41,732	$4,311	10.3
Used vehicle	$30,089	$26,489	$3,600	13.6	$21,811	$4,678	21.4
Gross profit per vehicle retailed:
New vehicle	$5,942	$4,579	$1,363	29.8	$2,340	$2,239	95.7
Used vehicle	$1,795	$2,045	$(250)	(12.2)	$1,719	$326	19.0
Finance and insurance	$2,713	$2,443	$270	11.1	$2,158	$285	13.2
Total variable operations(2)	$6,309	$5,661	$648	11.4	$4,193	$1,468	35.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2022 (%)	2021 (%)	2020 (%)
Revenue mix percentages:
New vehicle	43.6	46.7	51.1
Used vehicle	35.8	33.4	27.5
Parts and service	15.2	14.3	16.0
Finance and insurance, net	5.3	5.4	5.2
Other	0.1	0.2	0.2
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	26.0	24.3	16.4
Used vehicle	10.5	13.9	12.9
Parts and service	36.1	33.8	41.0
Finance and insurance	27.3	28.0	29.7
Other	0.1	—	—
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	11.6	9.9	5.6
Used vehicle-retail	6.0	7.7	7.9
Parts and service	46.3	45.1	44.8
Total	19.5	19.2	17.5
Selling, general, and administrative expenses	11.2	11.1	11.9
Operating income	7.5	7.4	2.8
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	57.5	58.1	67.9
Operating income	38.4	38.4	15.8

	December 31,
	2022	2021
Days supply:
New vehicle (industry standard of selling days)	19 days	9 days
Used vehicle (trailing calendar month days)	31 days	40 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the year 2021 column that is being compared to the year 2022 column may differ from the amounts presented in the year 2021 column that is being compared to the year 2020 column. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$11,400.6	$12,034.9	$(634.3)	(5.3)	$11,989.1	$10,400.6	$1,588.5	15.3
Retail used vehicle	8,637.9	8,027.7	610.2	7.6	7,965.2	5,249.9	2,715.3	51.7
Wholesale	616.3	574.9	41.4	7.2	572.6	340.3	232.3	68.3
Used vehicle	9,254.2	8,602.6	651.6	7.6	8,537.8	5,590.2	2,947.6	52.7
Finance and insurance, net	1,388.3	1,380.7	7.6	0.6	1,374.5	1,057.4	317.1	30.0
Total variable operations(1)	22,043.1	22,018.2	24.9	0.1	21,901.4	17,048.2	4,853.2	28.5
Parts and service	3,966.0	3,644.6	321.4	8.8	3,635.0	3,149.1	485.9	15.4
Other	30.3	32.5	(2.2)		32.4	52.9	(20.5)
Total revenue	$26,039.4	$25,695.3	$344.1	1.3	$25,568.8	$20,250.2	$5,318.6	26.3
Gross profit:
New vehicle	$1,326.9	$1,198.0	$128.9	10.8	$1,190.3	$583.2	$607.1	104.1
Retail used vehicle	516.8	620.0	(103.2)	(16.6)	614.7	413.7	201.0	48.6
Wholesale	17.1	65.8	(48.7)		67.0	44.6	22.4
Used vehicle	533.9	685.8	(151.9)	(22.1)	681.7	458.3	223.4	48.7
Finance and insurance	1,388.3	1,380.7	7.6	0.6	1,374.5	1,057.4	317.1	30.0
Total variable operations(1)	3,249.1	3,264.5	(15.4)	(0.5)	3,246.5	2,098.9	1,147.6	54.7
Parts and service	1,832.0	1,647.1	184.9	11.2	1,641.4	1,448.6	192.8	13.3
Other	7.6	5.7	1.9		5.7	2.7	3.0
Total gross profit	$5,088.7	$4,917.3	$171.4	3.5	$4,893.6	$3,550.2	$1,343.4	37.8
Retail vehicle unit sales:
New vehicle	223,479	261,556	(38,077)	(14.6)	260,546	249,058	11,488	4.6
Used vehicle	286,908	303,082	(16,174)	(5.3)	300,689	240,411	60,278	25.1
Total	510,387	564,638	(54,251)	(9.6)	561,235	489,469	71,766	14.7
Revenue per vehicle retailed:
New vehicle	$51,014	$46,013	$5,001	10.9	$46,015	$41,760	$4,255	10.2
Used vehicle	$30,107	$26,487	$3,620	13.7	$26,490	$21,837	$4,653	21.3
Gross profit per vehicle retailed:
New vehicle	$5,937	$4,580	$1,357	29.6	$4,568	$2,342	$2,226	95.0
Used vehicle	$1,801	$2,046	$(245)	(12.0)	$2,044	$1,721	$323	18.8
Finance and insurance	$2,720	$2,445	$275	11.2	$2,449	$2,160	$289	13.4
Total variable operations(2)	$6,332	$5,665	$667	11.8	$5,665	$4,197	$1,468	35.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2022 (%)	2021 (%)	2021 (%)	2020 (%)
Revenue mix percentages:
New vehicle	43.8	46.8	46.9	51.4
Used vehicle	35.5	33.5	33.4	27.6
Parts and service	15.2	14.2	14.2	15.6
Finance and insurance, net	5.3	5.4	5.4	5.2
Other	0.2	0.1	0.1	0.2
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	26.1	24.4	24.3	16.4
Used vehicle	10.5	13.9	13.9	12.9
Parts and service	36.0	33.5	33.5	40.8
Finance and insurance	27.3	28.1	28.1	29.8
Other	0.1	0.1	0.2	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	11.6	10.0	9.9	5.6
Used vehicle-retail	6.0	7.7	7.7	7.9
Parts and service	46.2	45.2	45.2	46.0
Total	19.5	19.1	19.1	17.5

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2022	2021	2022 vs. 2021			2021 vs. 2020
			Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$11,754.4	$12,081.7	$(327.3)	(2.7)	$10,418.6	$1,663.1	16.0
Gross profit	$1,366.6	$1,201.6	$165.0	13.7	$584.1	$617.5	105.7
Retail vehicle unit sales	229,971	262,403	(32,432)	(12.4)	249,654	12,749	5.1
Revenue per vehicle retailed	$51,113	$46,043	$5,070	11.0	$41,732	$4,311	10.3
Gross profit per vehicle retailed	$5,942	$4,579	$1,363	29.8	$2,340	$2,239	95.7
Gross profit as a percentage of revenue	11.6%	9.9%			5.6%
Inventory days supply (industry standard of selling days)	19 days	9 days

	Years Ended December 31,
	2022	2021	2022 vs. 2021		2021	2020	2021 vs. 2020
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$11,400.6	$12,034.9	$(634.3)	(5.3)	$11,989.1	$10,400.6	$1,588.5	15.3
Gross profit	$1,326.9	$1,198.0	$128.9	10.8	$1,190.3	$583.2	$607.1	104.1
Retail vehicle unit sales	223,479	261,556	(38,077)	(14.6)	260,546	249,058	11,488	4.6
Revenue per vehicle retailed	$51,014	$46,013	$5,001	10.9	$46,015	$41,760	$4,255	10.2
Gross profit per vehicle retailed	$5,937	$4,580	$1,357	29.6	$4,568	$2,342	$2,226	95.0
Gross profit as a percentage of revenue	11.6%	10.0%			9.9%	5.6%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $353.8 million, $46.8 million, and $18.0 million in new vehicle revenue and $39.7 million, $3.6 million, and $0.9 million in new vehicle gross profit for 2022, 2021, and 2020, respectively, is related to acquisition and divestiture activity, as applicable in a given year.
2022 compared to 2021
Same store new vehicle revenue decreased during 2022, as compared to 2021, due to a decrease in same store unit volume, partially offset by an increase in same store revenue PVR. Same store unit volume was adversely impacted by historically low inventory levels due to manufacturer supply shortages.
Same store revenue PVR and gross profit PVR both increased during 2022, as compared to 2021, primarily due to strong demand and reduced availability of new vehicle inventory. Same store revenue PVR and gross profit PVR also benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices and gross profit PVR, due to a more limited supply of these vehicles.

Net New Vehicle Inventory Carrying Benefit
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit in accordance with U.S. GAAP.

	Years Ended December 31,
($ in millions)	2022	2021	Variance 2022 vs. 2021	2020	Variance 2021 vs. 2020
Floorplan assistance	$108.9	$121.4	$(12.5)	$110.7	$10.7
New vehicle floorplan interest expense	(35.5)	(22.3)	(13.2)	(58.0)	35.7
Net new vehicle inventory carrying benefit	$73.4	$99.1	$(25.7)	$52.7	$46.4
2022 compared to 2021
The net new vehicle inventory carrying benefit decreased during 2022, as compared to the same period in 2021, due to an increase in floorplan interest expense and a decrease in floorplan assistance. Floorplan interest expense increased due to higher average interest rates, partially offset by lower average vehicle floorplan balances. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Floorplan assistance decreased due to a decrease in unit volume, partially offset by an increase in the average floorplan assistance rate per unit.

Used Vehicle

	Years Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions, except per vehicle data)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$9,020.9	$8,062.4	$958.5	11.9	$5,260.5	$2,801.9	53.3
Wholesale revenue	640.9	576.4	64.5	11.2	340.8	235.6	69.1
Total revenue	$9,661.8	$8,638.8	$1,023.0	11.8	$5,601.3	$3,037.5	54.2
Retail gross profit	$538.3	$622.3	$(84.0)	(13.5)	$414.5	$207.8	50.1
Wholesale gross profit	14.8	65.8	(51.0)		44.5	21.3
Total gross profit	$553.1	$688.1	$(135.0)	(19.6)	$459.0	$229.1	49.9
Retail vehicle unit sales	299,806	304,364	(4,558)	(1.5)	241,182	63,182	26.2
Revenue per vehicle retailed	$30,089	$26,489	$3,600	13.6	$21,811	$4,678	21.4
Gross profit per vehicle retailed	$1,795	$2,045	$(250)	(12.2)	$1,719	$326	19.0
Gross profit as a percentage of retail revenue	6.0%	7.7%			7.9%
Inventory days supply (trailing calendar month days)	31 days	40 days

	Years Ended December 31,
	2022	2021	2022 vs. 2021		2021	2020	2021 vs. 2020
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$8,637.9	$8,027.7	$610.2	7.6	$7,965.2	$5,249.9	$2,715.3	51.7
Wholesale revenue	616.3	574.9	41.4	7.2	572.6	340.3	232.3	68.3
Total revenue	$9,254.2	$8,602.6	$651.6	7.6	$8,537.8	$5,590.2	$2,947.6	52.7
Retail gross profit	$516.8	$620.0	$(103.2)	(16.6)	$614.7	$413.7	$201.0	48.6
Wholesale gross profit	17.1	65.8	(48.7)		67.0	44.6	22.4
Total gross profit	$533.9	$685.8	$(151.9)	(22.1)	$681.7	$458.3	$223.4	48.7
Retail vehicle unit sales	286,908	303,082	(16,174)	(5.3)	300,689	240,411	60,278	25.1
Revenue per vehicle retailed	$30,107	$26,487	$3,620	13.7	$26,490	$21,837	$4,653	21.3
Gross profit per vehicle retailed	$1,801	$2,046	$(245)	(12.0)	$2,044	$1,721	$323	18.8
Gross profit as a percentage of retail revenue	6.0%	7.7%			7.7%	7.9%

The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $383.0 million, $34.7 million, and $10.6 million in retail used vehicle revenue and $21.5 million, $2.3 million, and $0.8 million in retail used vehicle gross profit for 2022, 2021, and 2020, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores, as applicable in a given year.

2022 compared to 2021
Same store retail used vehicle revenue increased during 2022, as compared to 2021, due to an increase in same store revenue PVR, partially offset by a decrease in same store unit volume of lower-priced entry-level vehicles.
Same store revenue PVR increased during 2022, as compared to 2021, primarily due to reduced availability of new vehicle inventory.
Same store gross profit PVR decreased during 2022, as compared to 2021, primarily due to margin pressure as a result of declining used vehicle values, which also adversely impacted used vehicle wholesale gross profit.

Parts & Service

	Years Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$4,100.6	$3,706.6	$394.0	10.6	$3,257.4	$449.2	13.8
Gross profit	$1,900.3	$1,672.7	$227.6	13.6	$1,460.8	$211.9	14.5
Gross profit as a percentage of revenue	46.3%	45.1%			44.8%

	Years Ended December 31,
			2022 vs. 2021				2021 vs. 2020
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,966.0	$3,644.6	$321.4	8.8	$3,635.0	$3,149.1	$485.9	15.4
Gross profit	$1,832.0	$1,647.1	$184.9	11.2	$1,641.4	$1,448.6	$192.8	13.3
Gross profit as a percentage of revenue	46.2%	45.2%			45.2%	46.0%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $134.6 million, $62.0 million, and $108.3 million in parts and service revenue and $68.3 million, $25.6 million, and $12.2 million in parts and service gross profit for 2022, 2021, and 2020, respectively, is related to acquisition and divestiture activity and the opening of AutoNation USA stores, as applicable in a given year.

2022 compared to 2021
During 2022, same store parts and service gross profit increased compared to the same period in 2021, primarily due to increases in gross profit associated with customer-pay service of $76.5 million and the preparation of vehicles for sale of $46.6 million.
Gross profit associated with customer-pay service and the preparation of vehicles for sale both benefited from higher value repair orders, partially offset by decreases in repair order volume. Gross profit associated with the preparation of vehicles for sale also benefited from improved margin performance.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2022 vs. 2021			2021 vs. 2020
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$1,437.3	$1,384.5	$52.8	3.8	$1,059.3	$325.2	30.7
Gross profit per vehicle retailed	$2,713	$2,443	$270	11.1	$2,158	$285	13.2

	Years Ended December 31,
			2022 vs. 2021				2021 vs. 2020
	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2021	2020	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$1,388.3	$1,380.7	$7.6	0.6	$1,374.5	$1,057.4	$317.1	30.0
Gross profit per vehicle retailed	$2,720	$2,445	$275	11.2	$2,449	$2,160	$289	13.4

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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $49.0 million, $3.8 million, and $1.9 million for 2022, 2021, and 2020, respectively, is related to acquisition and divestiture activity, as well as the opening of new add-points and AutoNation USA stores, as applicable in a given year.

2022 compared to 2021
Same store finance and insurance revenue and gross profit was relatively flat during 2022, as compared to 2021, due to an increase in finance and insurance gross profit PVR, largely offset by a decrease in vehicle unit volume. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle protection products and an increase in product penetration. Finance and insurance gross profit PVR also benefited from increases in amounts financed per transaction and gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,987.5	$7,959.9	$27.6	0.3	$6,490.6	$1,469.3	22.6
Import	7,690.3	7,798.5	(108.2)	(1.4)	5,988.0	1,810.5	30.2
Premium Luxury	10,278.1	9,229.9	1,048.2	11.4	7,202.8	2,027.1	28.1
Total	25,955.9	24,988.3	967.6	3.9	19,681.4	5,306.9	27.0
Corporate and other	1,029.1	855.7	173.4	20.3	708.6	147.1	20.8
Total consolidated revenue	$26,985.0	$25,844.0	$1,141.0	4.4	$20,390.0	$5,454.0	26.7
Segment income(1):
Domestic	$565.3	$595.8	$(30.5)	(5.1)	$355.2	$240.6	67.7
Import	734.2	714.7	19.5	2.7	386.4	328.3	85.0
Premium Luxury	969.1	837.4	131.7	15.7	478.2	359.2	75.1
Total	2,268.6	2,147.9	120.7	5.6	1,219.8	928.1	76.1
Corporate and other	(285.5)	(270.8)	(14.7)		(720.4)	449.6
Floorplan interest expense	41.4	25.7	(15.7)		63.8	38.1
Operating income	$2,024.5	$1,902.8	$121.7	6.4	$563.2	$1,339.6	237.9

Retail new vehicle unit sales:
Domestic	66,375	76,211	(9,836)	(12.9)	80,687	(4,476)	(5.5)
Import	95,886	118,863	(22,977)	(19.3)	109,077	9,786	9.0
Premium Luxury	67,710	67,329	381	0.6	59,890	7,439	12.4
	229,971	262,403	(32,432)	(12.4)	249,654	12,749	5.1

Retail used vehicle unit sales:
Domestic	97,642	105,031	(7,389)	(7.0)	83,406	21,625	25.9
Import	100,131	103,418	(3,287)	(3.2)	82,841	20,577	24.8
Premium Luxury	83,858	83,447	411	0.5	66,611	16,836	25.3
	281,631	291,896	(10,265)	(3.5)	232,858	59,038	25.4

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,409.1	$3,601.8	$(192.7)	(5.4)	$3,411.1	$190.7	5.6
Used vehicle	3,022.3	2,875.0	147.3	5.1	1,781.4	1,093.6	61.4
Parts and service	1092.7	1007.6	85.1	8.4	891.5	116.1	13.0
Finance and insurance, net	460.3	469.1	(8.8)	(1.9)	370.5	98.6	26.6
Other	3.1	6.4	(3.3)		36.1	(29.7)
Total Revenue	$7,987.5	$7,959.9	$27.6	0.3	$6,490.6	$1,469.3	22.6
Segment income	$565.3	$595.8	$(30.5)	(5.1)	$355.2	$240.6	67.7
Retail new vehicle unit sales	66,375	76,211	(9,836)	(12.9)	80,687	(4,476)	(5.5)
Retail used vehicle unit sales	97,642	105,031	(7,389)	(7.0)	83,406	21,625	25.9

2022 compared to 2021
Domestic revenue increased slightly during 2022, as compared to 2021, primarily due to increases in used vehicle revenue and parts and service revenue. Used vehicle revenue increased due to an increase in used vehicle revenue PVR primarily due to reduced availability of new vehicle inventory, partially offset by a decrease in used vehicle unit volume. Parts and service revenue benefited from increases in revenue associated with customer-pay service, wholesale parts sales, and the preparation of vehicles for sale. Additionally, Domestic revenue benefited from the acquisitions we completed in 2021 and 2022. Increases in Domestic revenue were partially offset by a decrease in new vehicle unit volume, which was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages.
Domestic segment income decreased during 2022, as compared to 2021, primarily due to a decrease in used vehicle gross profit due to margin pressure as a result of a decline in used vehicle values and a decrease in used vehicle unit volume. Domestic segment income was also adversely impacted by a decrease in finance and insurance gross profit due to a decrease in vehicle unit volume, as well as increases in SG&A expenses and floorplan interest expense. Decreases in segment income were partially offset by increases in parts and service gross profit associated with the preparation of vehicles for sale, customer-pay service, and wholesale parts sales. Additionally, Domestic segment income benefited from the acquisitions we completed in 2021 and 2022.

Import
The Import segment operating results included the following:

	Years Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,473.0	$3,969.8	$(496.8)	(12.5)	$3,283.7	$686.1	20.9
Used vehicle	2,652.7	2,370.5	282.2	11.9	1,516.5	854.0	56.3
Parts and service	1,050.9	950.0	100.9	10.6	811.3	138.7	17.1
Finance and insurance, net	494.1	489.6	4.5	0.9	361.7	127.9	35.4
Other	19.6	18.6	1.0		14.8	3.8
Total Revenue	$7,690.3	$7,798.5	$(108.2)	(1.4)	$5,988.0	$1,810.5	30.2
Segment income	$734.2	$714.7	$19.5	2.7	$386.4	$328.3	85.0
Retail new vehicle unit sales	95,886	118,863	(22,977)	(19.3)	109,077	9,786	9.0
Retail used vehicle unit sales	100,131	103,418	(3,287)	(3.2)	82,841	20,577	24.8

2022 compared to 2021
Import revenue decreased during 2022, as compared to 2021, primarily due to a decrease in new and used vehicle unit volume, partially offset by increases in new and used vehicle revenue PVR. New vehicle unit volume was adversely impacted by historically low new vehicle inventory levels due to manufacturer supply shortages, which also favorably impacted new and used vehicle revenue PVR. Decreases in Import revenue were partially offset by increases in parts and service revenue associated with customer-pay service, the preparation of vehicles for sale, and wholesale parts sales. Additionally, Import revenue benefited from the acquisitions we completed in 2021 and 2022.
Import segment income increased during 2022, as compared to 2021, primarily due to increases in parts and service gross profit and new vehicle gross profit. Parts and service results benefited from increases in gross profit associated with customer-pay service and the preparation of vehicles for sale, partially offset by a decrease in gross profit associated with warranty service. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Import segment income also benefited from the acquisitions we completed in 2021 and 2022. Increases to Import segment income were partially offset by a decrease in used vehicle gross profit due to margin pressure as a result of a decline in used vehicle values, as well as an increase in SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$4,872.3	$4,510.1	$362.2	8.0	$3,723.8	$786.3	21.1
Used vehicle	3,499.8	3,067.4	432.4	14.1	2,125.9	941.5	44.3
Parts and service	1,448.6	1,246.7	201.9	16.2	1,058.1	188.6	17.8
Finance and insurance, net	453.8	401.0	52.8	13.2	294.7	106.3	36.1
Other	3.6	4.7	(1.1)		0.3	4.4
Total Revenue	$10,278.1	$9,229.9	$1,048.2	11.4	$7,202.8	$2,027.1	28.1
Segment income	$969.1	$837.4	$131.7	15.7	$478.2	$359.2	75.1
Retail new vehicle unit sales	67,710	67,329	381	0.6	59,890	7,439	12.4
Retail used vehicle unit sales	83,858	83,447	411	0.5	66,611	16,836	25.3

2022 compared to 2021
Premium Luxury revenue increased during 2022, as compared to 2021, primarily due to the acquisitions we completed in 2021. Premium Luxury revenue also benefited from increases in new and used vehicle revenue PVR, which benefited from historically low new vehicle inventory levels due to manufacturer supply shortages. Additionally, Premium Luxury revenue benefited from increases in parts and service revenue associated with customer-pay service, warranty service, and the preparation of vehicles for sale.
Premium Luxury segment income increased during 2022, as compared to 2021, primarily due to increases in new vehicle gross profit, parts and service gross profit, and finance and insurance gross profit. New vehicle gross profit benefited from reduced availability of new vehicle inventory. Parts and service results benefited from increases in gross profit associated with customer-pay service, warranty service, and the preparation of vehicles for sale. Finance and insurance gross profit benefited from an increase in finance and insurance gross profit PVR. Additionally, Premium Luxury segment income benefited from the acquisitions we completed in 2021. Increases to Premium Luxury segment income were partially offset by an increase in SG&A expenses.

Corporate and other
Corporate and other results included the following:

	Years Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$487.0	$325.9	$161.1	49.4	$177.5	$148.4	83.6
Parts and service	508.4	502.3	6.1	1.2	496.5	5.8	1.2
Finance and insurance, net	29.1	24.8	4.3	17.3	32.4	(7.6)	(23.5)
Other	4.6	2.7	1.9	70.4	2.2	0.5	22.7
Revenue	$1,029.1	$855.7	$173.4	20.3	$708.6	$147.1	20.8
Income (loss)	$(285.5)	$(270.8)	$(14.7)		$(720.4)	$449.6
“Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, and auction operations, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as the results of our auto finance company, unallocated corporate overhead expenses, and other income items.
As of December 31, 2022, we had 55 AutoNation-branded collision centers, 13 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, and an auto finance company that we acquired in the fourth quarter of 2022, referred to as AutoNation Finance.
AutoNation USA Stores
During 2022, we opened four AutoNation USA used vehicle stores and currently have over 20 stores under development. These stores play an integral part of both our long-term growth plans and the achievement of scale, scope, and density in markets to better serve and meet the needs of customers. We are targeting to have over 130 stores throughout the country. A number of variables may impact the implementation of our expansion plans, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
AutoNation Finance
AutoNation Finance, our captive finance company, provides financing to qualified retail customers on certain vehicles we sell, as well as on installment contracts acquired through third-party independent dealers. AutoNation Finance operating results include the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, and direct expenses. During the fourth quarter of 2022, we recognized an initial credit loss expense of $34.2 million associated with the auto loans receivable portfolio we acquired as part of the acquisition of the auto finance company. AutoNation Finance results are included in Other (Income) Expense, Net in our Consolidated Income Statement. See Notes 5 and 10 of the Notes to Consolidated Financial Statements for more information on auto loans receivable, the related allowance for credit losses, and the related debt of our captive finance company.

Selling, General, and Administrative Expenses
Our SG&A expenses consist primarily of compensation, including store and corporate salaries, commissions, and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), and store and corporate overhead expenses, which include occupancy costs, outside service costs, information technology expenses, service loaner and rental inventory expenses, legal, accounting, and professional services, and general corporate expenses. The following table presents the major components of our SG&A.

	Years Ended December 31,
			2022 vs. 2021			2021 vs. 2020
($ in millions)	2022	2021	Variance Favorable / (Unfavorable)	% Variance	2020	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$2,061.3	$2,017.1	$(44.2)	(2.2)	$1,573.0	$(444.1)	(28.2)
Advertising	184.3	170.3	(14.0)	(8.2)	161.7	(8.6)	(5.3)
Store and corporate overhead	780.5	688.8	(91.7)	(13.3)	687.3	(1.5)	(0.2)
Total	$3,026.1	$2,876.2	$(149.9)	(5.2)	$2,422.0	$(454.2)	(18.8)

SG&A as a % of total gross profit:
Compensation	39.1	40.7	160	bps	44.1	340	bps
Advertising	3.6	3.5	(10)	bps	4.5	100	bps
Store and corporate overhead	14.8	13.9	(90)	bps	19.3	540	bps
Total	57.5	58.1	60	bps	67.9	980	bps
2022 compared to 2021
SG&A expenses increased in 2022, as compared to 2021, primarily due to newly acquired and opened stores, expenditures associated with investments in technology and strategic initiatives, and performance-driven increases in compensation expense, combined with modest inflationary pressures. Increases were partially offset by a decrease in deferred compensation obligations of $31.0 million as a result of changes in market performance of the underlying investments, as well as by divested stores. Additionally, gross advertising expenses increased $20.8 million, partially offset by an increase in advertising reimbursements from manufacturers of $6.8 million. As a percentage of total gross profit, SG&A expenses decreased to 57.5% during 2022, from 58.1% in 2021, primarily due to improvements in gross profit PVR and effective cost management.
Other (Income) Expense, Net (Operating)
Other (Income) Expense, Net includes the gains or losses associated with business/property divestitures, legal settlements, and asset impairments, among other items, and for 2022, the results of our recently acquired auto finance company, including net interest margin, the provision for expected credit losses, and direct expenses. See “Segment - Results - Corporate and other” above and Notes 5 and 10 of the Notes to Consolidated Financial Statements for more information about our auto finance company.
During 2022, we recognized an initial credit loss expense of $34.2 million associated with the acquired loan portfolio of CIG Financial, the auto finance company we acquired in the fourth quarter of 2022. We also recognized a net gain of $16.3 million related to business/property divestitures and a gain on a legal settlement of $6.3 million.
During 2021, we recognized a gain of $5.2 million related to a legal settlement and net gains of $17.6 million related to business/property divestitures, partially offset by asset impairments of $3.2 million.

Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
Floorplan interest expense was $41.4 million in 2022 and $25.7 million in 2021. The increase in floorplan interest expense of $15.7 million in 2022, as compared to 2021, was the result of higher average interest rates, partially offset by lower average vehicle floorplan balances.
Interest Expense
Interest expense includes the interest related to non-vehicle long-term debt and finance lease obligations. Other interest expense was $134.9 million in 2022 compared to $93.0 million in 2021. The increase of $41.9 million was driven by higher average debt balances.
Other Income (Loss), Net
During 2022 and 2021, we recognized a net loss of $19.4 million and a net gain of $12.7 million, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants primarily as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
During 2022, we recorded an unrealized gain of $2.9 million related to changes in fair value of the underlying securities of certain of our minority equity investments. In the first quarter of 2021, we sold the remaining shares of one of our minority equity investments and recorded a realized gain of $7.5 million. Additionally, we recorded an unrealized gain of $3.4 million during the second quarter of 2021 based on an observable price change of our minority equity investment that does not have a readily determinable fair value. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 20 of the Notes to Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. Our effective income tax rate was 24.9% in 2022 and 24.1% in 2021.
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

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2022 and 2021:

(In millions)	December 31, 2022		December 31, 2021
Cash and cash equivalents	$72.6		$60.4
Revolving credit facility	$1,799.6	(1)	$1,760.3
Secured used vehicle floorplan facilities(2)	$0.3		$0.1
(1)    At December 31, 2022, we had $0.4 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $50.0 million of commercial paper notes outstanding at December 31, 2022. See Note 10 of the Notes to Consolidated Financial Statements for additional information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 6 of the Notes to Consolidated Financial Statements for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At December 31, 2022, surety bonds, letters of credit, and cash deposits totaled $109.6 million, including the $0.4 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
In February 2022, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2022	2021	2020
Shares repurchased	15.6	22.3	7.2
Aggregate purchase price	$1,710.2	$2,303.2	$382.3
Average purchase price per share	$109.86	$103.18	$52.76
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

As of February 15, 2023, and December 31, 2022, $1.1 billion and $1.2 billion, respectively, remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2022	2021	2020
Purchases of property and equipment, including operating lease buy-outs (1)	$336.2	$231.9	$137.2

(1) Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At December 31, 2022, we owned approximately 80% of our new vehicle franchise store locations with a net book value of $2.3 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $697.2 million. None of these properties are mortgaged or encumbered.
We continue to expand our AutoNation USA used vehicle stores and are targeting to have over 130 stores. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2022	2021	2020
Cash used in business acquisitions, net(1)	$(191.6)	$(432.7)	$(0.4)
Cash received from business divestitures, net	$55.2	$48.7	$9.0

(1) Excludes finance leases.
During 2022, we acquired CIG Financial, an auto finance company, and we also purchased four stores. During 2021, we purchased 20 stores and four collision centers. We did not purchase any stores during 2020.
During 2022, we divested three stores and terminated two franchises. During 2021, we divested three stores and 18 collision centers.
On January 26, 2023, we closed on the acquisition of RepairSmith, a mobile solution for automotive repair and maintenance for approximately $190 million.

Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2022 and 2021:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2022	2021
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		375.5	330.6
			3,625.5	2,880.6
Less: unamortized debt discounts and debt issuance costs			(26.0)	(22.2)
Less: current maturities			(12.6)	(12.2)
Long-term debt, net of current maturities			$3,586.9	$2,846.2
On February 28, 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032, which were sold at 99.835% of the aggregate principal amount.
We had $50.0 million and $340.0 million of commercial paper notes outstanding as of December 31, 2022 and 2021, respectively. We also had $181.8 million of non-recourse debt outstanding under our warehouse facilities and $146.9 million of non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) as of December 31, 2022.
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
See Note 10 of the Notes to Consolidated Financial Statements for more information on our non-vehicle long-term debt, commercial paper, and non-recourse debt.
Restrictions and Covenants
Our credit agreement and the indentures for our senior unsecured notes contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
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
In addition, our failure to comply with the covenants contained in our credit agreement and the indentures for our senior unsecured notes could result in the acceleration of other indebtedness of AutoNation.

As of December 31, 2022, we were in compliance with the requirements of the financial covenants under our credit agreement and the indentures for our senior unsecured notes. Under the terms of our credit agreement, at December 31, 2022, our leverage ratio and capitalization ratio were as follows:

	December 31, 2022
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.62x
Capitalization ratio	≤ 70.0%	59.9%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2022	2021
Vehicle floorplan payable - trade	$946.6	$489.9
Vehicle floorplan payable - non-trade	1,162.7	967.7
Vehicle floorplan payable	$2,109.3	$1,457.6
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
Prior to October 2021, our vehicle floorplan facilities utilized LIBOR-based interest rates. In connection with global reference rate reform initiatives, particularly related to LIBOR, in October 2021, we began modifying our floorplan agreements to replace the reference rate from LIBOR to an alternative reference rate. The floorplan agreement modifications will be accounted for by prospectively adjusting the effective interest rate in accordance with accounting standards. We do not expect the change from LIBOR to an alternative reference rate to have a material impact on our annual floorplan interest expense. See Note 6 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2022	2021	2020
Net cash provided by operating activities	$1,668.1	$1,627.7	$1,207.6
Net cash used in investing activities	$(479.3)	$(460.3)	$(73.7)
Net cash used in financing activities	$(1,154.0)	$(1,676.5)	$(606.7)
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
2022 compared to 2021
Net cash provided by operating activities increased during 2022, as compared to 2021, primarily due to an increase in earnings, partially offset by an increase in working capital requirements.

Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, originations and collections of auto loans receivable acquired through third-party dealers, and other transactions.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return.
2022 compared to 2021
Net cash used in investing activities increased during 2022, as compared to 2021, primarily due to an increase in purchases of property and equipment, a decrease in proceeds from the sale of equity securities, an increase in net cash outflows related to auto loans receivable due to our recently acquired captive finance company, and a decrease in proceeds from the disposal of assets held for sale, partially offset by a decrease in cash used in acquisitions, net of cash acquired.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, payments of tax withholdings for stock-based awards, and proceeds from stock option exercises.
2022 compared to 2021
During 2022, we repurchased 15.6 million shares of common stock for an aggregate purchase price of $1.7 billion (average purchase price per share of $109.86), including repurchases for which settlement occurred subsequent to December 31, 2022. During 2021, we repurchased 22.3 million shares of our common stock for an aggregate purchase price of $2.3 billion (average purchase price per share of $103.18).
During 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032. Cash flows from financing activities during 2022, reflect cash payments of $6.6 million for debt issuance costs associated with the senior notes issuance that are being amortized to interest expense over the term of the related senior notes.
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
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $290.0 million during 2022 compared to net proceeds of $340.0 million during 2021 and vehicle floorplan payable-non-trade totaling net proceeds of $178.6 million during 2022 compared to net repayments of $263.9 million during 2021.

Material Cash Requirements
The following table summarizes our current and long-term material cash requirements as of December 31, 2022. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2023)	1 - 3 Years (2024 and 2025)	3 - 5 Years (2026 and 2027)	More Than 5 Years (2028 and thereafter)
Vehicle floorplan payable (Note 6 )(1)	$2,109.3	$2,109.3	$—	$—	$—
Non-vehicle long-term debt, including finance leases (Note 10)(1)(2)	3,625.5	12.6	982.0	330.0	2,300.9
Commercial paper (Note 10)(1)	50.0	50.0	—	—	—
Interest payments(3)	848.2	132.3	246.9	181.2	287.8
Operating lease and other commitments (Note 9)(1)(4)	453.7	55.9	95.1	79.0	223.7
Unrecognized tax benefits, net (Note 13)(1)	11.7	—	3.0	8.7	—
Deferred compensation obligations(5)	107.8	5.3	—	—	102.5
Estimated chargeback liability (Note 11)(1)(6)	197.0	107.3	76.6	12.6	0.5
Estimated self-insurance obligations (Note 12)(1)(7)	94.5	37.6	31.6	12.1	13.2
Purchase obligations and other commitments(8)	274.0	209.5	45.6	13.9	5.0
Total	$7,771.7	$2,719.8	$1,480.8	$637.5	$2,933.6
(1)See Notes to Consolidated Financial Statements.
(2)Amounts for non-vehicle long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $5.5 million or debt issuance costs of $20.5 million.
(3)Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes and finance leases. Estimates of future interest payments for vehicle floorplan payables and commercial paper are excluded due to the short-term nature of these facilities.
(4)Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2022, these charges totaled approximately $26 million. Additionally, operating leases that are on a month-to-month basis are not included.
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

The table above excludes the non-recourse debt that relates to auto loans receivable funded through asset-backed term securitizations and/or warehouse facilities. These receivables can only be used as collateral to settle obligations of this non-recourse debt. In addition, the investors and/or creditors in the non-recourse debt have no recourse to our assets for payment of the debt beyond the related receivables, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable. Non-recourse debt, net of unamortized debt discounts and issuance costs, totaled $323.6 million at December 31, 2022. See Note 5 and Note 10 to the Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2022, surety bonds, letters of credit, and cash deposits totaled $109.6 million, of which $0.4 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 13 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic acquisitions, initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores and our investments in digital and online capabilities and mobility solutions; our expectations for the future performance of our business and the automotive retail industry; as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
•The COVID-19 pandemic disrupted, and may continue to disrupt, our business, results of operations, and financial condition going forward. Future epidemics, pandemics, and other outbreaks could also disrupt our business, results of operations, and financial condition.
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
•We are subject to various risks associated with originating and servicing auto finance loans through indirect lending to customers, any of which could have an adverse effect on our business.
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
•We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, commercial paper program, and warehouse facilities that could have a material adverse effect on our profitability.
•Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
•Our minority equity investments with readily determinable fair values are required to be measured at fair value each reporting period, which could adversely impact our results of operations and financial condition. The carrying value of our minority equity investment that does not have a readily determinable fair value is required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
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

Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on AutoNation’s Twitter feed (www.twitter.com/autonation).
The information that we post on our website and social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in AutoNation to review the information that we post on those websites and social media channels. Our social media channels may be updated from time to time on our investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have market risk exposure on various instruments that are based on variable interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions.
We had $2.1 billion of variable rate vehicle floorplan payable at December 31, 2022, and $1.5 billion at December 31, 2021. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $21.1 million in 2022 and $14.6 million in 2021. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $50.0 million of commercial paper notes outstanding at December 31, 2022, and $340.0 million at December 31, 2021. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $0.5 million in 2022 and $3.4 million in 2021.
Our fixed rate senior unsecured notes totaled $3.2 billion and had a fair value of $2.8 billion as of December 31, 2022, and totaled $2.5 billion and had a fair value of $2.7 billion as of December 31, 2021.
As of December 31, 2022, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $15.4 million at December 31, 2022. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $1.5 million. We also have a minority equity investment without a readily determinable fair value. This equity investment is measured using a measurement alternative as permitted by accounting standards and was initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold this investment, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at December 31, 2022. A hypothetical 10% observable price change for this equity investment would result in an approximate change to gain or loss of $5.7 million. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of franchise rights
As described in Note 8 to the consolidated financial statements, the franchise rights balance as of December 31, 2022 was $816.2 million. The Company performs franchise rights impairment testing annually or more frequently when events or changes indicate that impairment may have occurred. During the fiscal year ended December 31, 2022, the Company performed a quantitative impairment analysis of its franchise rights.
We identified the assessment of the fair values of franchise rights as a critical audit matter. We performed sensitivity analyses as a risk assessment procedure over assumptions used to estimate the fair value of the franchise rights and determined the forecasted revenue growth rates, the forecasted margin rates and the discount rates represented the significant assumptions. A higher degree of auditor judgment was required to evaluate the Company’s estimated forecasted revenue growth rates and margin rates used to determine the fair value of franchise rights. Valuation professionals with specialized skills and knowledge were required to evaluate the determination of the discount rates.
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
We evaluated the Company’s forecasted revenue growth rates by comparing the growth assumptions to market data, such as industry forecasted growth rates. We evaluated the Company’s forecasted margin rates by comparing the rate assumptions to historical actual margins. We compared the Company’s historical revenue growth and margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management in the valuations by comparing them against independently developed discount rates using publicly available market data for comparable entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.

Fort Lauderdale, Florida
February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired CIG Financial and four automotive dealership stores during the fourth quarter of 2022 (the Acquired Entities), which management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The Acquired Entities represented less than 3.70% of total assets and less than 0.04% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Entities.
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

/s/ KPMG LLP
Fort Lauderdale, Florida
February 17, 2023

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72.6	$60.4
Receivables, net of allowance for credit losses of $1.7 million and $5.4 million, respectively	858.8	730.0
Inventory	2,048.3	1,847.9
Other current assets	158.3	173.4
Total Current Assets	3,138.0	2,811.7
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $57.5 million at December 31, 2022	303.1	—
PROPERTY AND EQUIPMENT, NET	3,607.2	3,419.5
OPERATING LEASE ASSETS	323.5	284.0
GOODWILL	1,320.1	1,235.3
OTHER INTANGIBLE ASSETS, NET	837.0	743.5
OTHER ASSETS	530.8	449.6
Total Assets	$10,059.7	$8,943.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$946.6	$489.9
Vehicle floorplan payable - non-trade	1,162.7	967.7
Accounts payable	327.6	395.9
Commercial paper	50.0	340.0
Current maturities of long-term debt	12.6	12.2
Current portion of non-recourse debt	10.7	—
Accrued payroll and benefits	238.0	279.9
Other current liabilities	657.5	574.2
Total Current Liabilities	3,405.7	3,059.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,586.9	2,846.2
NON-RECOURSE DEBT, NET OF CURRENT PORTION	312.9	—
NONCURRENT OPERATING LEASE LIABILITIES	296.9	260.1
DEFERRED INCOME TAXES	76.5	78.2
OTHER LIABILITIES	333.0	322.3
COMMITMENTS AND CONTINGENCIES (Note 21)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at December 31, 2022, and 86,562,149 shares issued at December 31, 2021, including shares held in treasury	0.6	0.8
Additional paid-in capital	3.1	3.2
Retained earnings	3,663.7	4,639.9
Treasury stock, at cost; 15,915,358 and 23,951,543 shares held, respectively	(1,619.6)	(2,266.9)
Total Shareholders’ Equity	2,047.8	2,377.0
Total Liabilities and Shareholders’ Equity	$10,059.7	$8,943.6
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2022	2021	2020
Revenue:
New vehicle	$11,754.4	$12,081.7	$10,418.6
Used vehicle	9,661.8	8,638.8	5,601.3
Parts and service	4,100.6	3,706.6	3,257.4
Finance and insurance, net	1,437.3	1,384.5	1,059.3
Other	30.9	32.4	53.4
TOTAL REVENUE	26,985.0	25,844.0	20,390.0
Cost of Sales:
New vehicle	10,387.8	10,880.1	9,834.5
Used vehicle	9,108.7	7,950.7	5,142.3
Parts and service	2,200.3	2,033.9	1,796.6
Other	22.9	26.7	50.2
TOTAL COST OF SALES	21,719.7	20,891.4	16,823.6
Gross Profit:
New vehicle	1,366.6	1,201.6	584.1
Used vehicle	553.1	688.1	459.0
Parts and service	1,900.3	1,672.7	1,460.8
Finance and insurance	1,437.3	1,384.5	1,059.3
Other	8.0	5.7	3.2
TOTAL GROSS PROFIT	5,265.3	4,952.6	3,566.4
Selling, general, and administrative expenses	3,026.1	2,876.2	2,422.0
Depreciation and amortization	200.3	193.3	198.9
Goodwill impairment	—	—	318.3
Franchise rights impairment	—	—	57.5
Other (income) expense, net	14.4	(19.7)	6.5
OPERATING INCOME	2,024.5	1,902.8	563.2
Non-operating income (expense) items:
Floorplan interest expense	(41.4)	(25.7)	(63.8)
Other interest expense	(134.9)	(93.0)	(93.7)
Other income (loss), net	(14.7)	24.3	144.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,833.5	1,808.4	550.1
Income tax provision	455.8	435.1	168.3
NET INCOME FROM CONTINUING OPERATIONS	1,377.7	1,373.3	381.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.3)	(0.2)
NET INCOME	$1,377.4	$1,373.0	$381.6
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$24.47	$18.51	$4.32
Discontinued operations	$(0.01)	$—	$—
Net income	$24.47	$18.50	$4.32
Weighted average common shares outstanding	56.3	74.2	88.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$24.30	$18.31	$4.30
Discontinued operations	$(0.01)	$—	$—
Net income	$24.29	$18.31	$4.30
Weighted average common shares outstanding	56.7	75.0	88.7
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	47.6	62.6	83.5
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	102,562,149	$1.0	$35.9	$3,688.3	$(563.1)	$3,162.1
Net income	—	—	—	381.6	—	381.6
Repurchases of common stock	—	—	—	—	(382.3)	(382.3)
Stock-based compensation expense	—	—	30.2	—	—	30.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(13.0)	—	57.6	44.6
Cumulative effect of change in accounting principle - current expected credit losses	—	—	—	(0.5)	—	(0.5)
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	1,373.0		1,373.0
Repurchases of common stock	—	—	—	—	(2,303.2)	(2,303.2)
Treasury stock cancellation	(16,000,000)	(0.2)	(40.6)	(797.2)	838.0	—
Stock-based compensation expense	—	—	35.0	—	—	35.0
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(44.3)	(5.3)	86.1	36.5
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0
Net income	—	—	—	1,377.4	—	1,377.4
Repurchases of common stock	—	—	—	—	(1,710.2)	(1,710.2)
Treasury stock cancellation	(23,000,000)	(0.2)	(7.8)	(2,295.5)	2,303.5	—
Stock-based compensation expense	—	—	31.5	—	—	31.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(23.8)	(58.1)	54.0	(27.9)
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2022	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$1,377.4	$1,373.0	$381.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.3	0.3	0.2
Depreciation and amortization	200.3	193.3	198.9
Amortization of debt issuance costs and accretion of debt discounts	7.2	4.9	4.7
Stock-based compensation expense	31.5	35.0	30.2
Provision for credit losses on auto loans receivable	43.8	—	—
Deferred income tax provision (benefit)	1.3	(17.4)	(38.9)
Net gain on asset sales and dispositions	(16.3)	(18.1)	(7.9)
Goodwill impairment	—	—	318.3
Franchise rights impairment	—	—	57.5
Other non-cash impairment charges	1.6	3.2	14.7
Gain on equity investments	(2.9)	(10.9)	(131.5)
Loss (gain) on corporate-owned life insurance asset	19.4	(12.7)	(12.3)
Other	—	(0.6)	1.3
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(129.2)	114.9	70.0
Inventory	(175.5)	800.4	703.6
Other assets	(58.4)	92.2	85.6
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade	461.1	(1,059.7)	(579.3)
Accounts payable	(68.9)	57.2	47.7
Other liabilities	(24.3)	73.0	63.2
Net cash provided by continuing operations	1,668.4	1,628.0	1,207.6
Net cash used in discontinued operations	(0.3)	(0.3)	—
Net cash provided by operating activities	1,668.1	1,627.7	1,207.6
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(329.0)	(215.7)	(156.0)
Proceeds from the disposal of assets held for sale	22.8	37.1	16.4
Cash used in business acquisitions, net of cash acquired	(191.6)	(432.7)	(0.4)
Cash received from business divestitures, net of cash relinquished	55.2	48.7	9.0
Originations of auto loans receivable acquired through third-party dealers	(56.0)	—	—
Collections on auto loans receivable acquired through third-party dealers	36.4	—	—
Proceeds from the sale of equity securities	1.8	109.4	105.4
Investment in equity securities	(12.0)	(5.5)	(50.0)
Other	(6.9)	(1.6)	1.9
Net cash used in continuing operations	(479.3)	(460.3)	(73.7)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(479.3)	(460.3)	(73.7)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2022	2021	2020
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(1,699.5)	(2,318.2)	(367.2)
Proceeds from 3.85% Senior Notes due 2032	698.8	—	—
Proceeds from 1.95% Senior Notes due 2028	—	399.2	—
Proceeds from 2.4% Senior Notes due 2031	—	448.8	—
Proceeds from 4.75% Senior Notes due 2030	—	—	497.4
Payment of 3.35% Senior Notes due 2021	—	(300.0)	—
Payment of 5.5% Senior Notes due 2020	—	—	(350.0)
Proceeds from revolving credit facilities	—	—	1,110.0
Payments of revolving credit facilities	—	—	(1,110.0)
Net proceeds from (payments of) commercial paper	(290.0)	340.0	(170.0)
Proceeds from non-recourse debt	40.7	—	—
Payments of non-recourse debt	(35.6)	—	—
Payment of debt issuance costs	(7.1)	(8.0)	(11.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	178.6	(263.9)	(233.3)
Payments of other debt obligations	(12.0)	(10.9)	(17.2)
Proceeds from the exercise of stock options	3.4	54.5	52.7
Payments of tax withholdings for stock-based awards	(31.3)	(18.0)	(8.1)
Net cash used in continuing operations	(1,154.0)	(1,676.5)	(606.7)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	(1,154.0)	(1,676.5)	(606.7)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	34.8	(509.1)	527.2
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of year	60.6	569.7	42.5
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of year	$95.4	$60.6	$569.7

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2022, we owned and operated 343 new vehicle franchises from 247 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2022, are manufactured by Toyota (including Lexus), Honda, BMW, Ford, Mercedes-Benz, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2022, we also owned and operated 55 AutoNation-branded collision centers, 13 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing on certain vehicles we sell, as well as on installment contracts acquired by our captive finance company through third-party independent dealers. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of our automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. Intercompany accounts and transactions have been eliminated in the consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Such estimates and assumptions affect, among other things, our goodwill, indefinite-lived intangible asset, and long-lived asset valuations; inventory valuation; equity investment valuation; assets held for sale; assessments of variable consideration and related constraints related to retrospective commissions; accruals for chargebacks against revenue recognized from the sale of finance and insurance products; accruals related to self-insurance programs; the allowance for expected credit losses; certain legal proceedings; assessment of the annual income tax expense; deferred income taxes and income tax contingencies; and measurement of performance-based compensation costs.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. Under our cash management system, outstanding checks that are in excess of the cash balances at certain banks are included in Accounts

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Payable in the Consolidated Balance Sheets and changes in these amounts are reflected in operating cash flows in the accompanying Consolidated Statements of Cash Flows.
Auto Loans Receivable
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through our recently acquired captive auto finance company (“CIG” or “AutoNation Finance”), as well as retail vehicle installment sales contracts acquired through third-party independent dealers. Auto loans receivable are presented net of an allowance for expected credit losses. See Note 5 of the Notes to Consolidated Financial Statements for additional information on our significant accounting policies related to auto loans receivable and the allowance for expected credit losses.
Financing and Securitization Transactions
Through wholly-owned, bankruptcy-remote, special purpose entities, we utilize warehouse facilities to fund auto loans receivable originated by our auto finance company. Prior to our acquisition, CIG put in place term securitizations to provide long-term funding for certain auto loans receivable initially funded through the warehouse facilities. These securitizations remain in place following the acquisition. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables. We are required to evaluate the term securitization trusts for consolidation. See Note 10 of the Notes to Consolidated Financial Statements for more information on our non-recourse debt and consolidation of variable interest entities.
Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or net realizable value using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Our new vehicle inventory costs are generally reduced by manufacturer holdbacks (percentage of either the manufacturer’s suggested retail price or invoice price of a new vehicle that the manufacturer repays to the dealer), incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising assistance. Parts, accessories, and other inventory are valued at the lower of cost or net realizable value. See Note 6 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Leased property meeting certain criteria is capitalized as a finance lease right-of-use asset and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other (Income) Expense, Net (within Operating Income) in the Consolidated Statements of Income. See Note 7 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We continually evaluate property and equipment, including leasehold improvements, to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. Such events or changes in circumstances may include a significant decrease in market value, a significant change in the business climate in a particular market, a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or a current-period operating or cash flow loss combined with historical losses or projected future losses. We use an estimate of the related undiscounted cash flows over the remaining life of the asset (asset group) in assessing whether an asset (asset group) is recoverable. If the asset (asset group) is not recoverable, we determine the fair value of the asset (asset group) based on Level 3 inputs, and measure impairment losses based upon the amount by which the carrying amount of the asset (asset group) exceeds the fair value. If we recognize an impairment loss on a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis, which is depreciated over the remaining useful life of that asset.
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
Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information. We had assets held for sale in continuing operations of $5.7 million at December 31, 2022, and $53.3 million at December 31, 2021. We had assets held for sale in discontinued operations of $1.1 million at December 31, 2022, and $1.1 million at December 31, 2021.
See Note 20 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2022, 2021, and 2020.
Leases
We lease numerous facilities and various types of equipment relating to our operations. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies related to leases.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

terminated or not renewed by the manufacturer outside of bankruptcy. Accordingly, we believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives. Other intangible assets are amortized using a straight-line method over their useful lives, generally ranging from three to thirty years.
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. During 2022 and 2021, we did not record any goodwill or franchise rights impairment charges.
See Note 8 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 20 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, prepaid expenses, contract assets, and deposits. Other current assets also includes restricted cash on deposit in reserve accounts for the benefit of holders of certain non-recourse debt. These funds are not expected to be available to the company or its creditors.
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
Employee Savings Plans
We offer a 401(k) plan to all of our associates and provided a matching contribution to certain associates that participate in the plan of $19.9 million in 2022, $14.3 million in 2021, and $4.5 million in 2020. Effective in April 2020, we suspended matching contributions to the 401(k) plan in light of the uncertain economic conditions resulting from the COVID-19 pandemic. A matching contribution to the 401k plan was reinstated effective January 2021. Employer matching are fully vested immediately upon contribution.
We offer a deferred compensation plan (the “Plan”) to provide certain associates and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. Effective in January 2021, we suspended matching contributions to the Plan, which were reinstated effective January 2022. We provided a matching contribution to employee participants in the Plan of $1.3 million for 2022 and $1.5 million for 2020. One-third of the matching contribution is vested and credited to participants on the first day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. The balances due to participants in the Plan were

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

$107.8 million as of December 31, 2022, and $117.2 million as of December 31, 2021, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
We grant stock-based awards in the form of time-based and performance-based restricted stock units (“RSUs”), which are issued from our treasury stock upon vesting. Compensation cost for RSUs is based on the closing price of our common stock on the date of grant. Prior to 2017, we also granted stock options and restricted stock, which were fully vested as of December 31, 2020.
Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for time-based RSUs is, and for restricted stock awards and stock options was, recognized on a straight-line basis over the shorter of the stated vesting period or the period until associates become retirement-eligible. Compensation cost for performance-based RSUs is recognized over the requisite service period based on the expected achievement level of the performance goals, which is evaluated over the performance period. We account for forfeitures of stock-based awards as they occur. See Note 15 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.
Revenue Recognition
Revenue consists of the sales of new and used vehicles, sales of parts and automotive services, commissions for the placement of finance and insurance products, and sales of other products. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies related to revenue recognition.
Insurance
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, automobile, workers’ compensation, and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. See Note 12 of the Notes to Consolidated Financial Statements for more information on our self-insurance liabilities.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

$184.3 million in 2022, $170.3 million in 2021, and $161.7 million in 2020, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $58.2 million in 2022, $51.4 million in 2021, and $48.2 million in 2020. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
Parts and Service Internal Profit
Our parts and service departments recondition the majority of used vehicles acquired by our used vehicle departments and perform preparatory work and accessory installation on new vehicles acquired by our new vehicle departments. The parts and service departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. Revenues and costs of sales associated with the internal work performed by our parts and service departments are reflected in our parts and service results in our Consolidated Statements of Income. New and used vehicle revenues and costs of sales are reduced by the amount of the intracompany charge. As a result, the revenues and costs of sales associated with the internal work performed by our parts and service departments are eliminated in consolidation. We also defer internal profit associated with the internal work performed by our parts and service departments on our vehicle inventory until such vehicles have been sold.
Income Taxes
We file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. See Note 13 of the Notes to Consolidated Financial Statements for more detailed information related to income taxes.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended December 31, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,409.1	$3,473.0	$4,872.3	$—	$11,754.4
Used vehicle	3,022.3	2,652.7	3,499.8	487.0	9,661.8
Parts and service	1,092.7	1,050.9	1,448.6	508.4	4,100.6
Finance and insurance, net	460.3	494.1	453.8	29.1	1,437.3
Other	3.1	19.6	3.6	4.6	30.9
	$7,987.5	$7,690.3	$10,278.1	$1,029.1	$26,985.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$7,226.9	$6,896.2	$9,063.1	$703.7	$23,889.9
Goods and services transferred over time(2)	760.6	794.1	1,215.0	325.4	3,095.1
	$7,987.5	$7,690.3	$10,278.1	$1,029.1	$26,985.0

	Year Ended December 31, 2021
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,601.8	$3,969.8	$4,510.1	$—	$12,081.7
Used vehicle	2,875.0	2,370.5	3,067.4	325.9	8,638.8
Parts and service	1,007.6	950.0	1,246.7	502.3	3,706.6
Finance and insurance, net	469.1	489.6	401.0	24.8	1,384.5
Other	6.4	18.6	4.7	2.7	32.4
	$7,959.9	$7,798.5	$9,229.9	$855.7	$25,844.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$7,260.7	$7,079.0	$8,197.6	$535.6	$23,072.9
Goods and services transferred over time(2)	699.2	719.5	1,032.3	320.1	2,771.1
	$7,959.9	$7,798.5	$9,229.9	$855.7	$25,844.0

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

(1) “Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, and auction operations.
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
When we sell a new or used vehicle, we typically transfer control at a point in time upon delivery of the vehicle to the customer, which is generally at time of sale, as the customer is able to direct the use of, and obtain substantially all of the benefits from, the vehicle at such time. We do not directly finance our customers’ vehicle purchases or leases. We offer indirect financing on certain vehicles we sell, and income from such financing is reflected in our AutoNation Finance results within Other (Income) Expense, Net in our Consolidated Statements of Income. In many cases, we arrange third-party financing for the retail sale or lease of vehicles to our customers in exchange for a fee paid to us by the third-party financial institution. We receive payment directly from the customer at the time of sale, from the third-party financial institution (referred to as contracts-in-transit or vehicle receivables, which are part of our receivables from contracts with customers), or from our captive finance company within a short period of time following the sale. We establish provisions, which are not significant, for estimated returns and warranties on the basis of both historical information and current trends.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Additionally, we may be charged back for commissions related to finance and insurance products in the event of early termination, default, or prepayment of the contracts by end-customers (“chargebacks”). An estimated refund liability for chargebacks against the revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized and is based primarily on our historical chargeback experience. We update our measurement of the chargeback liability at each reporting date for changes in expectations about the amount of chargebacks. See Note 11 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
We also sell a vehicle maintenance program (the Vehicle Care Program or “VCP”) where we act as the principal in the sale since we have the primary responsibility to provide the specified services to the customer under the VCP contract. When a VCP product is sold in conjunction with the sale of a vehicle to the same customer, the stand-alone selling prices of each product are based on observable selling prices. Under a VCP contract, a customer purchases a specific number of maintenance services to be redeemed at an AutoNation location over a five-year term from the date of purchase. We satisfy our performance obligations and recognize revenue as maintenance services are rendered, since the customer benefits when we have completed the maintenance service. Although payment is due from the customer at the time of sale and services are rendered at points in time during a five-year contract term, these contracts do not contain a significant financing component as the transfer of services is at the discretion of the customer. The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$101.4	$34.8	$48.6	$18.0
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the balances at December 31 of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	2022	2021	2020
Receivables from contracts with customers, net	$634.5	$539.9	$595.0
Contract Asset (Current)	$27.7	$30.4	$25.7
Contract Asset (Long-Term)	$8.6	$14.2	$10.2
Contract Liability (Current)	$41.8	$33.6	$32.5
Contract Liability (Long-Term)	$66.6	$60.5	$56.0
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

	2022	2021	2020
Amounts included in contract liability at the beginning of the period	$33.6	$32.1	$31.0
Performance obligations satisfied in previous periods	$2.1	$19.4	$19.0
Other significant changes include contract assets reclassified to receivables of $30.5 million during 2022 and $25.0 million in 2021.
Contract Costs
For sales commissions incurred related to sales of vehicles and sales of finance and insurance products for which we act as agent, we have elected as a practical expedient to not capitalize the incremental costs to obtain those contracts since they are point-of-sale transactions and the amortization period would be immediate.
Sales commissions and third-party administrator fees incurred related to sales of VCP products are capitalized since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. We had capitalized costs incurred to obtain or fulfill a VCP contract with a customer of $10.1 million as of December 31, 2022 and $9.4 million at December 31, 2021. We amortized $3.8 million and $3.8 million of these capitalized costs during 2022 and 2021, respectively.

3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of unvested RSU awards and stock options.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	2022	2021	2020
Net income from continuing operations	$1,377.7	$1,373.3	$381.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.3)	(0.2)
Net income	$1,377.4	$1,373.0	$381.6

Basic weighted average common shares outstanding	56.3	74.2	88.3
Dilutive effect of unvested RSUs and stock options	0.4	0.8	0.4
Diluted weighted average common shares outstanding	56.7	75.0	88.7

Basic EPS amounts(1):
Continuing operations	$24.47	$18.51	$4.32
Discontinued operations	$(0.01)	$—	$—
Net income	$24.47	$18.50	$4.32

Diluted EPS amounts(1):
Continuing operations	$24.30	$18.31	$4.30
Discontinued operations	$(0.01)	$—	$—
Net income	$24.29	$18.31	$4.30
(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	2022	2021	2020
Anti-dilutive equity instruments excluded from the computation of diluted EPS	0.1	—	1.7

4. RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, at December 31 are as follows:

	2022	2021
Contracts-in-transit and vehicle receivables	$441.1	$347.4
Trade receivables	156.6	162.6
Manufacturer receivables	174.4	148.4
Income taxes receivable (see Note 13)	20.2	—
Other	68.2	77.0
	860.5	735.4
Less: allowances for expected credit losses	(1.7)	(5.4)
Receivables, net	$858.8	$730.0

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

rebates, incentives, floorplan assistance, and warranty claims. We evaluate our receivables for collectability based on past collection experience, current information, and reasonable and supportable forecasts.

5. AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through our recently acquired auto finance company (referred to as AutoNation Finance), as well as retail vehicle installment sales contracts acquired through third-party independent dealers. Auto loans receivable are presented net of an allowance for expected credit losses. Auto loans receivable represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for expected credit losses.
Interest income and expenses related to auto loans represent AutoNation Finance income (loss), which is included as a component of Other Income (Expense), Net (within Operating Income). Interest income on auto loans receivable is recognized when earned based on contractual loan terms. Direct costs associated with loan originations are capitalized and amortized using the effective interest method.
Auto Loans Receivable, Net
The components of auto loans receivable, net of unearned discounts and allowances for expected credit losses, at December 31, 2022 are as follows:

2022
Total auto loans receivable	$377.0
Accrued interest and fees	4.4
Deferred loan origination costs	0.5
Less: unearned discounts	(21.3)
Less: allowances for expected credit losses	(57.5)
Auto loans receivable, net	$303.1
Credit Quality
We utilize proprietary credit scoring models to rate the risk of default for customers that apply for financing by evaluating customer credit history and certain credit application information. Our evaluation considers information such as payment history for prior or existing credit accounts, as well as application information such as income, collateral, and down payment. The scoring models yield credit program tiers that represent the relative likelihood of repayment. Customers with the highest probability of repayment are “Platinum” customers. Customers assigned a lower credit tier are determined to have a lower probability of repayment. For loans that are approved, the assigned credit tier influences the terms of the agreement, such as the required loan-to-value ratio and interest rate. After origination, credit tier assignments by customer are generally not updated.
We monitor the credit quality of the auto loans receivable on an ongoing basis and also validate the accuracy of the credit scoring models periodically. Loan performance is reviewed on a recurring basis to identify whether the assigned credit tier adequately reflect the customers’ likelihood of repayment, and if needed, adjustments are made to the scoring models on a prospective basis.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Auto Loans Receivable by Major Credit Program
The following table presents auto loans receivable, as of December 31, 2022, disaggregated by major credit program tier:

	Fiscal Year of Origination (1)
	2022	2021	2020	2019	2018	Prior to 2018	Total
Credit Program Tier:
Platinum	$21.9	$12.9	$6.4	$7.4	$2.2	$0.2	$51.0
Gold	53.7	30.0	12.9	10.6	3.2	0.4	110.8
Silver	61.9	29.8	10.4	8.0	1.9	0.1	112.1
Bronze	41.4	17.1	7.4	3.7	1.0	0.1	70.7
Copper	19.2	8.0	2.6	1.8	0.7	0.1	32.4
Total auto loans receivable	$198.1	$97.8	$39.7	$31.5	$9.0	$0.9	$377.0

Current-period gross write-offs	$5.3	$5.9	$1.4	$1.1	$0.2	$—	$13.9

(1)    Classified based on credit grade assigned when customer was initially approved for financing.
Allowance for Credit Losses
The allowance for credit losses represents the net credit losses expected over the remaining contractual life of our auto loans receivable. The allowance for credit losses is determined using a vintage-level statistical model that captures the relationship between historical changes in gross losses and the lifetime loss curves by month on book, credit tiers at origination, and seasonality, adjusted for expected recoveries based on historical recovery trends. The credit loss model also incorporates reasonable and supportable forecasts about the future utilizing a forecast of a macroeconomic variable, specifically, the change in U.S. disposable personal income, which we believe is most strongly correlated to evaluating and predicting expected credit losses of our auto loans receivable. We utilize a reasonable and supportable forecast period of one year, after which we immediately revert to historical experience.
We periodically consider whether the use of alternative variables would result in improved credit loss model accuracy and revise the model when appropriate. We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the expectations of the impact of recent economic trends on customer behavior.
The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans receivable. The change in the allowance for credit losses is recognized through an adjustment to the provision for credit losses.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the year ended December 31, 2022:

2022
Balance as of beginning of year	$—
Provision for credit losses(1)	43.8
Initial allowance for purchased credit-deteriorated loans	21.7
Write-offs	(13.9)
Recoveries(2)	5.9
Balance as of end of year	$57.5

(1) Includes initial credit loss expense of $34.2 million associated with the auto loan portfolio acquired in the acquisition of CIG Financial on October 1, 2022.
(2) Net of costs incurred to recover vehicle collateral.
Purchased Financial Assets with Credit Deterioration
Upon the acquisition of CIG Financial on October 1, 2022, we purchased certain auto loans receivable for which there was evidence of more than insignificant deterioration of credit quality since origination (purchased credit-deteriorated or “PCD” assets). The following is a reconciliation of the difference between the purchase price of the financial assets and the par value of the assets on the acquisition date:

Purchase price of PCD loans at acquisition	$103.2
Initial allowance for credit losses of PCD loans at acquisition	21.7
Noncredit premium of PCD loans at acquisition	(3.0)
Par value of acquired PCD loans at acquisition	$121.9

Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of December 31, 2022:

	Age Analysis of Past-Due Financial Assets as of December 31, 2022
	31-60 Days	61-90 Days	Greater than 90 Days	Total Past Due	Current	Total
Auto loans receivable	$13.0	$4.1	$2.6	$19.7	$357.3	$377.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2022	2021
New vehicles	$1,009.7	$515.1
Used vehicles	789.1	1,109.3
Parts, accessories, and other	249.5	223.5
Inventory	$2,048.3	$1,847.9

The components of vehicle floorplan payable at December 31 are as follows:

	2022	2021
Vehicle floorplan payable - trade	$946.6	$489.9
Vehicle floorplan payable - non-trade	1,162.7	967.7
Vehicle floorplan payable	$2,109.3	$1,457.6
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
At December 31, 2022, our new vehicle floorplan facilities utilized LIBOR-based, Prime-based, and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 5.9% at December 31, 2022, and 1.6% at December 31, 2021. At December 31, 2022, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $1.5 billion had been borrowed.
At December 31, 2022, our used vehicle floorplan facilities utilized LIBOR-based, Prime-based, and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.9% at December 31, 2022, and 1.8% at December 31, 2021. At December 31, 2022, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $683.6 million, of which $575.8 million had been borrowed. The remaining borrowing capacity of $107.8 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2022	2021
Land	$1,507.8	$1,471.8
Buildings and improvements	2,671.6	2,466.0
Furniture, fixtures, and equipment	1,362.9	1,262.9
	5,542.3	5,200.7
Less: accumulated depreciation and amortization	(1,935.1)	(1,781.2)
Property and equipment, net	$3,607.2	$3,419.5

We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $2.2 million in 2022, $0.8 million in 2021, and $0.6 million in 2020.

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2022	2021
Goodwill	$1,320.1	$1,235.3

Franchise rights - indefinite-lived	$816.2	$727.5
Other intangible assets	30.7	24.0
	846.9	751.5
Less: accumulated amortization	(9.9)	(8.0)
Intangible assets, net	$837.0	$743.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, were as follows:

	Domestic	Import	Premium Luxury	Other	Consolidated
Balance as of January 1, 2021
Goodwill (1)	$367.2	$500.6	$714.6	$1,530.9	$3,113.3
Accumulated impairment losses (1)	(140.0)	—	(257.4)	(1,530.9)	(1,928.3)
	227.2	500.6	457.2	—	1185.0
Acquisitions, dispositions, and other adjustments, net (2)	1.5	17.3	26.9	4.6	50.3
Balance as of December 31, 2021
Goodwill (1)	368.7	517.9	741.5	1,535.5	3,163.6
Accumulated impairment losses (1)	(140.0)	—	(257.4)	(1,530.9)	(1,928.3)
	228.7	517.9	484.1	4.6	1,235.3
Acquisitions, dispositions, and other adjustments, net (2)	7.6	0.8	(2.0)	78.4	84.8
Balance as of December 31, 2022
Goodwill (1)(3)	376.3	518.7	739.5	1,613.9	3,248.4
Accumulated impairment losses (1)	(140.0)	—	(257.4)	(1,530.9)	(1,928.3)
	$236.3	$518.7	$482.1	$83.0	$1,320.1
(1)    Gross goodwill balance and accumulated impairment losses reflected in “Other” include$1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit reporting structure was comprised of a single reporting unit), as well as amounts associated with the Collision Center and Parts Center reporting units.
(2)    Includes amounts reclassified to held for sale and related adjustments, which are presented in Other Current Assets in our Consolidated Balance Sheet as of period end.
(3)    Gross goodwill balance reflected in “Other” includes amounts associated with the AutoNation Finance reporting unit.
See Note 20 of the Notes to Consolidated Financial Statements for more information about our goodwill impairment test.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2022, we had $816.2 million of franchise rights recorded on our Consolidated Balance Sheet, of which $220.1 million was related to Domestic stores, $150.1 million was related to Import stores, and $446.0 million was related to Premium Luxury stores.
See Note 20 of the Notes to Consolidated Financial Statements for more information about our franchise rights impairment tests.

9.     LEASES
General description
The significant majority of leases that we enter into are for real estate. We lease numerous facilities relating to our operations, including primarily for automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, offices, and our corporate headquarters. Leases for real property generally

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

have terms ranging from 1 to 25 years. We also lease various types of equipment, including security cameras, diagnostic equipment, copiers, key-cutting machines, and postage machines, among others. Equipment leases generally have terms ranging from 1 to 5 years. In addition, we lease certain vehicles from vehicle manufacturers to provide our service customers with the use of a vehicle while their vehicles are being serviced at our dealerships. These service loaner vehicle leases generally have terms ranging from 6 to 18 months, and we typically purchase the service loaner vehicles at the end of the lease.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present information about our ROU assets, lease liabilities, total lease costs, cash flows arising from lease transactions, and other supplemental information for the years ended December 31, 2022 and 2021:

Leases	Classification	2022	2021
Assets
Operating	Operating Lease Assets	$323.5	$284.0
Finance	Property and Equipment, Net and Other Assets	361.4	312.3
Total right-of-use assets		$684.9	$596.3

Liabilities
Current
Operating	Other Current Liabilities	$39.5	$37.8
Finance	Current Maturities of Long-Term Debt and Vehicle Floorplan Payable - Trade	39.0	27.0
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	296.9	260.1
Finance	Long-Term Debt, Net of Current Maturities	363.2	318.6
Total lease liabilities		$738.6	$643.5

Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term
Operating	11 years	12 years
Finance	14 years	17 years
Weighted-average discount rate
Operating	5.25%	5.09%
Finance	4.47%	4.15%

Lease cost	Classification	2022	2021
Operating lease cost	Selling, general, and administrative expenses	$56.0	$54.8
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	20.9	12.5
Interest on lease liabilities	Other interest expense and floorplan interest expense	13.3	8.0
Short-term lease cost (1)	Selling, general, and administrative expenses	10.6	8.8
Variable lease cost	Selling, general, and administrative expenses	10.5	10.6
Sublease income	Selling, general, and administrative expenses	(3.6)	(0.9)
Net lease cost		$107.7	$93.8

(1) Includes leases with a term of one month or less.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$56.8	$55.3
Operating cash flows from finance leases (1)	$36.2	$38.1
Financing cash flows from finance leases	$11.3	$8.5
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$78.7	$13.5
Finance lease liabilities	$90.8	$249.4

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Year ending December 31,
2023	$55.9	$54.6
2024	49.6	28.1
2025	45.5	83.2
2026	40.7	24.3
2027	38.3	25.5
Thereafter	223.7	307.4
Total lease payments	453.7	523.1
Less: interest	(117.3)	(120.9)
Present value of lease liabilities	$336.4	$402.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10. DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2022	2021
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	—
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		375.5	330.6
			3,625.5	2,880.6
Less: unamortized debt discounts and debt issuance costs			(26.0)	(22.2)
Less: current maturities			(12.6)	(12.2)
Long-term debt, net of current maturities			$3,586.9	$2,846.2

At December 31, 2022, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2023	$12.6
2024	463.0
2025	519.0
2026	14.1
2027	315.9
Thereafter	2,300.9
$3,625.5
Senior Unsecured Notes and Credit Agreement
On February 28, 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032, which were sold at 99.835%of the aggregate principal amount.
The interest rates payable on our 3.5% Senior Notes, 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2022, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.4 million at December 31, 2022, leaving an additional borrowing capacity under the revolving credit facility of $1.8 billion at December 31, 2022.
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
Other Long-Term Debt
At December 31, 2022, we had finance leases and other debt obligations of $375.5 million, which are due at various dates through 2041. See Note 9 of the Notes to Consolidated Financial Statements for more information related to finance lease obligations.
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
At December 31, 2022, we had $50.0 million of commercial paper notes outstanding with a weighted-average annual, interest rate of 4.30% and a weighted-average remaining term of 1 day. We had $340.0 million commercial paper notes outstanding at December 31, 2021, with a weighted-average annual interest rate of 0.47% and a weighted-average remaining term of 10 days.
Non-Recourse Debt
The non-recourse debt relates to auto loans receivable of our recently acquired captive auto finance company (“CIG”) funded through non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions.
Prior to our acquisition, CIG put in place two warehouse facility agreements with certain banking institutions through wholly-owned, bankruptcy-remote, special purpose entities, primarily to finance the purchase and origination of auto loans receivable. These warehouse facilities are secured by eligible auto loans receivable, which are pledged as collateral. We continue to fund auto loans receivable through the warehouse facilities.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Additionally, prior to our acquisition, CIG put in place term securitizations to provide long-term funding for certain auto loans receivable initially funded through the warehouse facilities. These securitizations remain in place following the acquisition. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust (“term securitization trust”). The term securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.
We are required to evaluate the term securitization trusts for consolidation. CIG retained the servicing rights for the auto loans receivable that were funded through the term securitizations. In our capacity as servicer of the underlying auto loans receivable, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the trusts. In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant. Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them.
We recognize transfers of auto loans receivable into the warehouse facilities and term securitizations (together, “non-recourse debt”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse debt on our Consolidated Balance Sheet. The non-recourse debt is structured to legally isolate the auto loans receivable, which can only be used as collateral to settle obligations of the related non-recourse debt. The term securitization trusts and investors and the creditors of the warehouse facilities have no recourse to our assets for payment of the debt beyond the related receivables, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable.
Non-recourse debt outstanding at December 31, 2022, consisted of the following:

2022
Warehouse facilities	$181.8
Term securitization debt of consolidated VIEs	146.9
328.7
Less: unamortized debt discounts and debt issuance costs	(5.1)
Less: current maturities	(10.7)
Non-recourse debt, net of current maturities	$312.9
The timing of principal payments on the non-recourse debt is based on the timing of principal collections and defaults on the related auto loans receivable. The current portion of non-recourse debt represents the portion of the payments received from the auto loans receivable that are due to be distributed as principal payments on the non-recourse debt in the following period.
One of the warehouse facilities matures on October 1, 2023, and the other matures on December 17, 2023. Aggregate commitments under the warehouse facilities total $350.0 million.
The term securitization debt of consolidated VIEs consists of various notes with interest rates ranging from 0.69% to 4.85% and maturity dates ranging from August 2024 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $14.9 million as of December 31, 2022, and is included in Other Current Assets and Other Assets in our Consolidated Balance Sheet. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $151.4 million as of December 31, 2022.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. CHARGEBACK LIABILITY
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

	2022	2021	2020
Balance - January 1	$171.0	$142.1	$134.5
Add: Provisions	192.3	168.9	118.1
Deduct: Chargebacks	(166.3)	(140.0)	(110.5)
Balance - December 31	$197.0	$171.0	$142.1

12. SELF-INSURANCE
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation.
At December 31, 2022 and 2021, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2022	2021
Self-insurance - current portion	$37.6	$44.6
Self-insurance - long-term portion	56.9	51.2
Total self-insurance liabilities	$94.5	$95.8

13. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2022	2021	2020
Current:
Federal	$368.7	$374.2	$168.9
State	87.4	78.5	37.4
Federal and state deferred	0.8	(17.2)	(39.0)
Change in valuation allowance, net	0.2	(0.2)	0.3
Adjustments and settlements	(1.3)	(0.2)	0.7
Income tax provision	$455.8	$435.1	$168.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2022	%	2021	%	2020	%
Income tax provision at statutory rate	$385.0	21.0	$379.8	21.0	$115.5	21.0
Impact of goodwill impairment	—	—	—	—	21.4	3.9
Other non-deductible expenses, net	7.9	0.4	(1.2)	(0.1)	8.2	1.5
State income taxes, net of federal benefit	72.8	4.0	60.7	3.4	24.3	4.4
	465.7	25.4	439.3	24.3	169.4	30.8
Change in valuation allowance, net	0.2	—	(0.2)	—	0.3	0.1
Adjustments and settlements	(1.3)	(0.1)	(0.2)	—	0.7	0.1
Federal and state tax credits	(4.5)	(0.2)	(1.0)	—	(0.7)	(0.1)
Other, net	(4.3)	(0.2)	(2.8)	(0.2)	(1.4)	(0.3)
Income tax provision	$455.8	24.9	$435.1	24.1	$168.3	30.6

Deferred income tax asset and liability components at December 31 are as follows:

	2022	2021
Deferred income tax assets:
Inventory	$23.7	$20.8
Receivable allowances	12.0	1.2
Warranty, chargeback, and self-insurance liabilities	70.2	61.9
Other accrued liabilities	27.7	31.5
Deferred compensation	26.5	28.7
Stock-based compensation	7.7	7.0
Lease liabilities	148.9	142.2
Loss carryforwards— state	5.8	6.2
Other, net	11.5	5.3
Total deferred income tax assets	334.0	304.8
Valuation allowance	(4.6)	(4.6)
Deferred income tax assets, net of valuation allowance	329.4	300.2
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(258.4)	(237.9)
Investments - unrealized appreciation	(1.6)	(0.9)
Right-of-use assets	(137.2)	(131.4)
Other, net	(8.7)	(8.2)
Total deferred income tax liabilities	(405.9)	(378.4)
Net deferred income tax liabilities	$(76.5)	$(78.2)
Our net deferred tax liability of $76.5 million as of December 31, 2022, and $78.2 million as of December 31, 2021, is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes receivable included in Receivables, net totaled $20.2 million at December 31, 2022 and income taxes payable included in Other Current Liabilities totaled $6.9 million at December 31, 2021.
At December 31, 2022, we had $93.5 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $1.6 million of state tax credits, all of which result in a deferred tax asset of $5.8 million and expire from 2023 through 2042.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2022, we had $4.6 million of valuation allowance related to state net operating loss carryforwards. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2018. Currently, no tax years are under examination by the IRS and tax years from 2018 to 2019 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at January 1	$6.9	$7.0	$5.3
Additions based on tax positions related to the current year	—	—	0.4
Additions for tax positions of prior years	0.6	0.8	1.6
Reductions for tax positions of prior years	—	—	—
Reductions for expirations of statute of limitations	(1.4)	(0.9)	(0.3)
Settlements	(0.6)	—	—
Balance at December 31	$5.5	$6.9	$7.0
We had accumulated interest and penalties associated with these unrecognized tax benefits of $9.6 million at December 31, 2022, $9.1 million at December 31, 2021, and $8.4 million at December 31, 2020. We additionally had a deferred tax asset of $3.4 million at December 31, 2022, $3.6 million at December 31, 2021, and $3.4 million at December 31, 2020, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $11.7 million at December 31, 2022, $12.4 million at December 31, 2021, and $12.0 million at December 31, 2020, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.4 million during 2022, $0.6 million during 2021, and $0.7 million during 2020 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2023.

14. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2022	2021	2020
Shares repurchased	15.6	22.3	7.2
Aggregate purchase price	$1,710.2	$2,303.2	$382.3
Average purchase price per share	$109.86	$103.18	$52.76
As of December 31, 2022, $1.2 billion remained available under our stock repurchase limit most recently authorized by our Board of Directors.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our Board of Directors authorized the retirement of 23.0 million and 16.0 million shares of our treasury stock in November 2022 and April 2021, respectively, which assumed the status of authorized but unissued shares. Upon the retirement of treasury stock, it is our policy to charge the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital. Any amounts exceeding additional paid-in capital are charged to retained earnings. These retirements had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, retained earnings, and treasury stock accounts were adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2022	2021	2020
Shares issued	0.1	1.0	1.1
Proceeds from the exercise of stock options	$3.4	$54.5	$52.7
Average exercise price per share	$47.94	$53.13	$49.91

The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	2022	2021	2020
Shares issued	0.8	0.7	0.5
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.3	0.2	0.2

15. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) provides for the grant of time-based and performance-based RSUs, restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. As of December 31, 2022, the maximum number of shares authorized for issuance under the 2014 Director Plan was 600,000.
Restricted Stock Units
On January 3, 2022, each of our non-employee directors received a grant of 2,192 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
In 2022, our Board’s Compensation Committee approved the grant to employees of 0.4 million RSUs, which included time-based and performance-based RSUs. Time-based RSUs vest in equal installments generally over three or four years.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, certain time-based RSUs are also subject to a one-year earnings performance measure. Performance-based RSUs cliff vest after three years subject to the achievement of certain performance goals measured over a three-year period. The performance goals are based on a measure of earnings, a measure of return on invested capital, and a measure of our performance relative to certain customer satisfaction indices.
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
The following table summarizes information about vested and nonvested RSUs for 2022:

	RSUs
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1	1.7	$54.31
Granted	0.4	$112.66
Vested	(0.8)	$51.68
Forfeited	(0.1)	$82.41
Nonvested at December 31	1.2	$75.14
The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2022	2021	2020
Weighted average grant-date fair value of RSUs granted	$112.66	$85.45	$44.28
Total fair value of RSUs vested (in millions)	$85.7	$51.8	$23.2
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
Upon exercise, shares of common stock are issued from our treasury stock. The total intrinsic value of stock options exercised was $5.0 million during 2022, $51.2 million during 2021, and $9.8 million during 2020.
As of December 31, 2022, we had 0.1 million of stock options outstanding and exercisable with a weighted average exercise price of $52.50, a weighted average contractual term of 1.39 years, and an aggregate intrinsic value of $3.2 million. As of December 31, 2021, we had 0.1 million of stock options outstanding with a weighted average exercise price of $50.01.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock
Prior to 2017, we granted restricted stock awards, which were issued from our treasury stock. All restricted stock awards were fully vested as of December 31, 2020. Compensation cost for restricted stock awards was based on the closing price of our common stock on the date of grant and was recognized on a straight-line basis over the requisite service period of the grants. The total fair value of restricted stock awards vested was $0.7 million in 2020.
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2022	2021	2020
RSUs	$31.5	$35.0	$30.0
Stock options	—	—	0.1
Restricted stock	—	—	0.1
Total stock-based compensation expense	$31.5	$35.0	$30.2

Tax benefit related to stock-based compensation expense	$4.0	$2.4	$2.6
As of December 31, 2022, there was $31.0 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.58 years.
Tax benefits related to stock options exercised and vesting of restricted stock and RSUs were $9.7 million in 2022, $17.2 million in 2021, and $4.3 million in 2020.

16. ACQUISITIONS
During the fourth quarter of 2022, we acquired four stores operating in Colorado and CIG Financial, an auto finance company headquartered in Irvine, California. These acquisitions were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the full year ended December 31, 2022 and 2021, revenue and net income would not have been materially different from our reported revenue and net income for these periods. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital amounts and residual goodwill.
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

On January 26, 2023, we closed on the acquisition of RepairSmith, a mobile solution for automotive repair and maintenance, headquartered in Los Angeles, California, for approximately $190 million.

17. DIVESTITURES
During 2022, we divested three stores and terminated two franchises. During 2021, we divested three stores and 18 collision centers. During 2020, we divested one store and two collision centers, and terminated one franchise.
We recognized net gains related to divestitures of $16.0 million in 2022, $13.3 million in 2021, and $2.5 million in 2020. The net gains on divestitures are included in Other (Income) Expense, Net (within Operating Income) in our Consolidated Statements of Operations. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

18. EXIT OR DISPOSAL COST OBLIGATIONS
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

19. CASH FLOW INFORMATION
Cash, Cash Equivalents, and Restricted Cash
The total amounts presented on our statements of cash flows include cash, cash equivalents, and restricted cash. Restricted cash includes additional collateral for non-recourse debt borrowings and collections on auto loans receivable that are due to be distributed to non-recourse debt holders in the following period. The following table provides a reconciliation

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of cash and cash equivalents reported on our Consolidated Balance Sheets to the total amounts reported on our Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2022	2021
Cash and cash equivalents	$72.6	$60.4
Restricted cash included in Other Current Assets	15.6	0.2
Restricted cash included in Other Assets	7.2	—
Total cash, cash equivalents, and restricted cash	$95.4	$60.6
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $33.0 million at December 31, 2022, $25.9 million at December 31, 2021 and $9.6 million at December 31, 2020. We had non-cash investing and financing activities related to increases in property and equipment acquired under financing agreements of $1.7 million during 2020.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $153.7 million in 2022, $113.9 million in 2021, and $164.2 million in 2020. We made income tax payments, net of income tax refunds, of $482.5 million in 2022, $458.3 million in 2021, and $190.2 million in 2020.

20. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

•Cash and cash equivalents, receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, commercial paper, warehouse credit facilities, and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.
•Auto loans receivable, net: Auto loans receivable are presented net of an allowance for expected credit losses, which we believe approximates fair value.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. In the first quarter of 2021, we sold one of our minority equity investments with a readily determinable fair value for total proceeds of $109.4 million. The fair value of our equity investments with readily determinable fair values totaled $15.4 million at December 31, 2022, and $2.2 million at December 31, 2021.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at December 31, 2022, and $56.7 million at December 31, 2021. This equity investment reflects a cumulative upward adjustment of $3.4 million based on an observable price change. We did not record any upward adjustments during the year ended December 31, 2022. Additionally, we have not recorded any impairments or downward adjustments to the carrying amounts of our equity investment as of and for the year ended December 31, 2022.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
The following is the portion of unrealized gains recognized during the years ended December 31, 2022 and 2021, related to equity securities still held at December 31:

	2022	2021
Net gains (losses) recognized during the period on equity securities	$2.9	$10.9
Less: Net gains recognized during the period on equity securities sold during the period	—	7.5
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$2.9	$3.4
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes at December 31 is as follows:

	2022	2021
Carrying value	$3,224.0	$2,527.8
Fair value	$2,803.6	$2,687.2
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021:

	2022		2021
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Equity investment	$—	$—	$53.4	$3.4
Right-of-use assets	$—	$—	$—	$(0.1)
Long-lived assets held and used	$—	$(1.6)	$10.4	$(3.1)
Goodwill
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual testing as of April 30, 2022 and 2021, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
During the first quarter of 2020, due to the impact of the COVID-19 pandemic on our results and the decrease in our market capitalization as of March 31, 2020, we determined that a triggering event had occurred and we performed a quantitative impairment test. As a result, we recorded goodwill impairment charges as of $318.3 million of which $257.4 million related to our Premium Luxury reporting unit, $41.6 million related to our Collision Centers reporting unit, and $19.3 million related to our Parts Centers reporting unit. The non-cash impairment charges are reflected as Goodwill Impairment in the accompanying Consolidated Statements of Operations and in the “Corporate and other” category of our segment information.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
During the first quarter of 2020, as a result of the impacts from the COVID-19 pandemic, we determined that a triggering event had occurred and we performed quantitative impairment tests as of March 31, 2020. As a result, we identified eight stores with franchise rights carrying values that exceeded their estimated fair values, and we recorded non-cash franchise rights impairment charges of $57.5 million during the three months ended March 31, 2020. The non-cash impairment charges are reflected as Franchise Rights Impairment in the accompanying Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
To validate the fair values determined under the valuation process noted above, we also obtain independent third-party appraisals for our properties and/or third-party brokers’ opinions of value, which are generally developed using the same valuation approaches described above, and we evaluate any recent negotiations or discussions with third-party real estate brokers related to a specific long-lived asset or
We recorded non-cash impairment charges related to long-lived assets held and used of $1.6 million in 2022, $3.1 million in 2021, and $9.2 million in 2020. We recorded non-cash impairment charges related to right-of-use assets of $0.1 million in 2021 and $3.1 million in 2020. The non-cash impairment charges recorded in are included in Other (Income) Expense, Net in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We had assets held for sale in continuing operations of $5.7 million as of December 31, 2022, related to property held for sale, and $53.3 million as of December 31, 2021, related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had assets held for sale in discontinued operations of $1.1 million as of December 31, 2022, and $1.1 million as of December 31, 2021, related to property held for sale. Assets held for sale are included in Other Current Assets in our Consolidated Balance Sheets.
Repossessed assets
Repossessed assets consists of vehicles repossessed in the event of non-payment of the related auto loans receivable. Repossessed assets are recorded at their estimated fair values, based on Level 3 inputs, less estimated costs to sell. The fair value is determined based on comparable recent sales and adjusted for various factors, including the age of the vehicle and known changes in the market and in the collateral. We had repossessed assets of $2.7 million as of December 31, 2022. Repossessed assets are included in Other Assets in our Consolidated Balance Sheets.

21. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, dealers (as a result of our acquisition of CIG Financial), wage and hour and other employment-related lawsuits, and actions brought by governmental authorities. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if material or if such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material or a statement that such an estimate cannot be made. Our evaluation of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter.
As of December 31, 2022 and 2021, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2023 to 2034 are approximately $6 million at December 31, 2022. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2022, surety bonds, letters of credit, and cash deposits totaled $109.6 million, of which $0.4 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

22. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2022, approximately 63% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $174.4 million at December 31, 2022, and $148.4 million at December 31, 2021. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Additionally, we finance a large portion of our new vehicle inventory with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2022, are manufactured by Toyota (including Lexus), Honda, BMW, Ford, Mercedes-Benz, General Motors, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2022, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

23. SEGMENT INFORMATION
At December 31, 2022, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, and auction operations, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as the results of our auto finance company, unallocated corporate overhead expenses, and other income items.
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

	Year Ended December 31, 2022
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,987.5	$7,690.3	$10,278.1	$1,029.1	$26,985.0
Floorplan interest expense	$14.4	$4.8	$15.0	$7.2	$41.4
Depreciation and amortization	$39.1	$35.6	$74.9	$50.7	$200.3
Segment income (loss)(1)	$565.3	$734.2	$969.1	$(285.5)	$1,983.1
Capital expenditures	$32.8	$70.1	$126.5	$106.8	$336.2
Segment assets	$1,974.3	$1,555.6	$2,996.8	$3,533.0	$10,059.7

	Year Ended December 31, 2021
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,959.9	$7,798.5	$9,229.9	$855.7	$25,844.0
Floorplan interest expense	$7.9	$5.1	$8.8	$3.9	$25.7
Depreciation and amortization	$39.3	$33.9	$64.8	$55.3	$193.3
Segment income (loss)(1)	$595.8	$714.7	$837.4	$(270.8)	$1,877.1
Capital expenditures	$15.5	$27.1	$80.0	$109.3	$231.9
Segment assets	$1,758.5	$1,424.2	$2,668.6	$3,092.3	$8,943.6

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

	Years Ended December 31,
	2022	2021	2020
Total external revenues for reportable segments	$25,955.9	$24,988.3	$19,681.4
Corporate and other revenues	1,029.1	855.7	708.6
Total consolidated revenues	$26,985.0	$25,844.0	$20,390.0

	Years Ended December 31,
	2022	2021	2020
Total segment income for reportable segments	$2,268.6	$2,147.9	$1,219.8
Corporate and other	(285.5)	(270.8)	(720.4)
Other interest expense	(134.9)	(93.0)	(93.7)
Other income (loss), net	(14.7)	24.3	144.4
Income from continuing operations before income taxes	$1,833.5	$1,808.4	$550.1

24. MULTIEMPLOYER PENSION PLANS
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
Both of the multiemployer pension plans in which we participate are designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in these plans for the year ended December 31, 2022, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2022 and 2021 is based on

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

information that we received from the plans and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plans are subject. A rehabilitation plan has been implemented for each plan. There have been no significant changes that affect the comparability of 2022, 2021, and 2020 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2022	2021	2022	2021	2020	Surcharge Imposed (2)
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.3	$1.2	$1.4	Yes	(3)
IAM National Pension Fund	51-6031295- 002	Red	Red	0.2	0.2	0.2	Yes	(4)
Other funds				0.1	0.1	0.1
Total contributions				$1.6	$1.5	$1.7
(1)    Our stores were not listed in the Automotive Industries Pension Plan’s or IAM National Pension Fund’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2021 or 2020.
(2)    We paid surcharges to the Automotive Industries Pension Plan of $0.6 million, $0.5 million, and $0.6 million in 2022, 2021, and 2020 respectively. Surcharges to the IAM National Pension Fund were de minimis.
(3)    We are party to three collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan with expirations dates of April 30, 2024, May 31, 2024, and December 31, 2025.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
As permitted by the Securities and Exchange Commission, management elected to exclude CIG Financial and the four automotive dealership stores acquired in the fourth quarter of 2022 (collectively, the “Acquired Entities”) from its assessment of internal control over financial reporting as of December 31, 2022, as there was not an adequate amount of time between the acquisition dates and the date of management’s assessment. The aggregate total assets and total revenue of the Acquired Entities included in our consolidated financial statements as of and for the year ended December 31, 2022, represented less than 3.70% of our consolidated total assets and less than 0.04% of our consolidated total revenue.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2022, regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	1,333,631	(1)	$52.50(2)	2,372,471	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	1,333,631	(1)	$52.50(2)	2,372,471	(3)
(1)    Includes 1,186,588 shares granted under the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) and 88,053 shares granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Plan”) that are issuable upon settlement of outstanding restricted stock units (“RSUs”). The remaining balance consists of outstanding stock option awards.
(2)    The weighted average exercise price does not take into account the shares issuable upon settlement of outstanding RSUs, which have no exercise price.
(3)    Includes 2,126,152 shares available under the 2017 Plan and 246,319 shares available under the 2014 Plan.
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Financial Statements: The Consolidated Financial Statements of AutoNation are set forth in Part II, Item 8 of this Form 10-K.
2.Financial Statement Schedules: Not applicable.
3.Exhibits: The exhibits listed in the accompanying Exhibit Index are filed, furnished, or incorporated by reference as part of this Form 10-K.
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
February 17, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL MANLEY	Chief Executive Officer and Director	February 17, 2023
Michael Manley	(Principal Executive Officer)

/S/ JOSEPH T. LOWER	Executive Vice President and Chief	February 17, 2023
Joseph T. Lower	Financial Officer (Principal Financial Officer)

/S/ KIMBERLY R. DEES	Senior Vice President and Chief Accounting	February 17, 2023
Kimberly R. Dees	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Chairman of the Board	February 17, 2023
Rick L. Burdick

/S/ DAVID B. EDELSON	Director	February 17, 2023
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 17, 2023
Robert R. Grusky

/S/ NORMAN K. JENKINS	Director	February 17, 2023
Norman K. Jenkins

/S/ LISA LUTOFF-PERLO	Director	February 17, 2023
Lisa Lutoff-Perlo

/S/ G. MIKE MIKAN	Director	February 17, 2023
G. Mike Mikan

/S/ JACQUELINE A. TRAVISANO	Director	February 17, 2023
Jacqueline A. Travisano

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	11/18/21
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.3	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.2).	8-K	001-13107	4.3	9/21/15
4.4	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	4/22/16
4.5	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	10/28/16
4.6	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	11/2/17
4.7	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.5% Senior Notes due 2024.	8-K	001-13107	4.2	11/13/17
4.8	Form of 3.5% Senior Notes due 2024 (included in Exhibit 4.7).	8-K	001-13107	4.2	11/13/17
4.9	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.10	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.9).	8-K	001-13107	4.4	11/13/17
4.11	Supplemental Indenture to 2010 Indenture, dated May 22, 2020, relating to the Company’s 4.75% Senior Notes due 2030.	8-K	001-13107	4.2	5/22/20
4.12	Form of 4.75% Senior Notes due 2030 (included in Exhibit 4.11).	8-K	001-13107	4.2	5/22/20
4.13	Supplemental Indenture to 2010 Indenture, dated July 29, 2021, relating to the Company’s 1.95% Senior Notes due 2028 and 2.4% Senior Notes due 2031.	8-K	001-13107	4.2	7/29/21
4.14	Form of 1.95% Senior Notes due 2028 (included in Exhibit 4.13).	8-K	001-13107	4.2	7/29/21
4.15	Form of 2.4% Senior Notes due 2031 (included in Exhibit 4.13).	8-K	001-13107	4.2	7/29/21
4.16	Supplemental Indenture to 2010 Indenture, dated February 28, 2022, relating to the Company’s 3.85% Senior Notes due 2032.	8-K	001-13107	4.2	3/1/22
4.17	Form of 3.85% Senior Notes due 2032 (included in Exhibit 4.16).	8-K	001-13107	4.3	3/1/22
4.18	Description of Registrant’s Securities.	10-K	001-13107	4.16	2/17/22
10.1*	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.
10.2	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.3	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.4	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.5	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.6	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14
10.7	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17
10.8	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”).	10-Q	001-13107	10.1	4/25/08
10.9	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.10	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.11	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15
10.12	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.13	AutoNation, Inc. Policy Regarding Recoupment of Certain Incentive Compensation.	8-K	001-13107	10.1	2/6/15
10.14	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17
10.15	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan for grants prior to November 2021.	10-Q	001-13107	10.3	8/2/17
10.16	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan for grants in November 2021.	10-K	001-13107	10.16	2/17/22
10.17	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan prior to 2022.	10-Q	001-13107	10.1	5/1/18
10.18	Form of AutoNation, Inc. Retention Restricted Stock Unit Award Agreement.	10-K	001-13107	10.18	2/17/22
10.19	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2022.	10-Q	001-13107	10.1	4/21/22
10.19	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.	10-Q	001-13107	10.2	5/1/18
10.20	Restricted Stock Unit Award Agreement, dated as of January 13, 2020, by and between AutoNation, Inc. and Joseph T. Lower.	10-K	001-13107	10.37	2/18/20
10.21	Separation Agreement and General Release of All Claims, dated July 14, 2020, by and between AutoNation, Inc. and Cheryl Miller.	8-K	001-13107	10.2	7/14/20
10.22	Amended and Restated Employment Agreement, dated July 14, 2020, by and between AutoNation, Inc. and Michael J. Jackson.	8-K	001-13107	10.1	7/14/20
10.23	Employment Agreement, dated as of September 9, 2021, by and between AutoNation, Inc. and Michael Manley.	8-K	001-13107	10.1	9/21/21

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.24	Retirement and General Release Agreement, dated as of November 1, 2021, by and between Michael J. Jackson and AutoNation, Inc.	10-K	001-13107	10.24	2/17/22
10.25	Letter Agreement, dated as of February 10, 2022, by and between AutoNation, Inc. and Gianluca Camplone.	10-Q	001-13107	10.2	4/21/22
10.26	Restricted Stock Unit Award Agreement, dated as of March 1, 2022, by and between AutoNation, Inc. and Gianluca Camplone.	10-Q	001-13107	10.3	4/21/22
10.27	Letter Agreement, dated as of August 12, 2022, by and between AutoNation, Inc. and Lisa Esparza.	10-Q	001-13107	10.2	10/27/22
10.28	First Amendment, dated as of September 29, 2022, to the Third Amended and Restated Credit Agreement, dated March 26, 2020, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	10-Q	001-13107	10.1	10/27/22
10.29	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.2	3/26/20
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith
**    Furnished herewith
Exhibits 10.1 through 10.27 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.