Form 10-Q
period 2023-03-31
AUTONATION, INC.
filed 2023-04-20
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of April 18, 2023, the registrant had 45,608,396 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58.3	$72.6
Receivables, net	742.7	858.8
Inventory	2,196.2	2,048.3
Other current assets	155.8	158.3
Total Current Assets	3,153.0	3,138.0
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $61.3 million and $57.5 million respectively.	326.9	303.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.0 billion and $1.9 billion, respectively	3,656.0	3,607.2
OPERATING LEASE ASSETS	328.8	323.5
GOODWILL	1,450.2	1,320.1
OTHER INTANGIBLE ASSETS, NET	880.3	837.0
OTHER ASSETS	565.6	530.8
Total Assets	$10,360.8	$10,059.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,088.6	$946.6
Vehicle floorplan payable - non-trade	1,097.1	1,162.7
Accounts payable	347.1	327.6
Commercial paper	285.0	50.0
Current maturities of long-term debt	12.7	12.6
Current portion of non-recourse debt	12.0	10.7
Accrued payroll and benefits	228.0	238.0
Other current liabilities	710.3	657.5
Total Current Liabilities	3,780.8	3,405.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,584.7	3,586.9
NON-RECOURSE DEBT, NET OF CURRENT PORTION	271.4	312.9
NONCURRENT OPERATING LEASE LIABILITIES	300.1	296.9
DEFERRED INCOME TAXES	58.1	76.5
OTHER LIABILITIES	345.4	333.0
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at March 31, 2023, and December 31, 2022, including shares held in treasury	0.6	0.6
Additional paid-in capital	3.0	3.1
Retained earnings	3,910.6	3,663.7
Treasury stock, at cost; 17,953,753 and 15,915,358 shares held, respectively	(1,893.9)	(1,619.6)
Total Shareholders’ Equity	2,020.3	2,047.8
Total Liabilities and Shareholders’ Equity	$10,360.8	$10,059.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
New vehicle	$2,931.9	$2,807.2
Used vehicle	2,032.6	2,572.4
Parts and service	1,089.8	1,003.9
Finance and insurance, net	332.4	363.9
Other	12.0	5.4
TOTAL REVENUE	6,398.7	6,752.8
Cost of sales:
New vehicle	2,645.0	2,462.2
Used vehicle	1,878.2	2,435.8
Parts and service	578.7	542.8
Other	10.4	3.1
TOTAL COST OF SALES	5,112.3	5,443.9
Gross profit:
New vehicle	286.9	345.0
Used vehicle	154.4	136.6
Parts and service	511.1	461.1
Finance and insurance	332.4	363.9
Other	1.6	2.3
TOTAL GROSS PROFIT	1,286.4	1,308.9
Selling, general, and administrative expenses	782.7	741.4
Depreciation and amortization	52.8	50.0
Other (income) expense, net	7.6	(1.5)
OPERATING INCOME	443.3	519.0
Non-operating income (expense) items:
Floorplan interest expense	(27.1)	(5.2)
Other interest expense	(41.1)	(29.6)
Other income (loss), net	5.2	(6.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	380.3	477.8
Income tax provision	92.5	115.7
NET INCOME FROM CONTINUING OPERATIONS	287.8	362.1
Income from discontinued operations, net of income taxes	0.9	—
NET INCOME	$288.7	$362.1
BASIC EARNINGS PER SHARE:
Continuing operations	$6.10	$5.83
Discontinued operations	$0.02	$—
Net income	$6.12	$5.83
Weighted average common shares outstanding	47.2	62.1
DILUTED EARNINGS PER SHARE:
Continuing operations	$6.05	$5.78
Discontinued operations	$0.02	$—
Net income	$6.07	$5.78
Weighted average common shares outstanding	47.6	62.6
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	45.6	59.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8
Net income	—	—	—	288.7	—	288.7
Repurchases of common stock, including excise tax	—	—	—	—	(307.5)	(307.5)
Stock-based compensation expense	—	—	15.1	—	—	15.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(15.2)	(41.8)	33.2	(23.8)
BALANCE AT MARCH 31, 2023	63,562,149	$0.6	$3.0	$3,910.6	$(1,893.9)	$2,020.3

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0
Net income	—	—	—	362.1	—	362.1
Repurchases of common stock	—	—	—	—	(380.9)	(380.9)
Stock-based compensation expense	—	—	15.9	—	—	15.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(16.7)	(58.1)	46.3	(28.5)
BALANCE AT MARCH 31, 2022	86,562,149	$0.8	$2.4	$4,943.9	$(2,601.5)	$2,345.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$288.7	$362.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.9)	—
Depreciation and amortization	52.8	50.0
Amortization of debt issuance costs and accretion of debt discounts	2.5	1.4
Stock-based compensation expense	15.1	15.9
Provision for credit losses on auto loans receivable	12.8	—
Deferred income tax provision	2.8	3.2
Net gain related to business/property dispositions	(1.0)	(0.3)
Non-cash impairment charges	1.4	0.4
Loss on equity investments	1.1	0.1
Loss (gain) on corporate-owned life insurance asset	(4.7)	6.7
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	119.5	(18.2)
Inventory	(147.5)	142.6
Other assets	(28.6)	14.6
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	142.0	(43.3)
Accounts payable	12.6	(6.6)
Other liabilities	41.7	114.6
Net cash provided by continuing operations	510.3	643.2
Net cash used in discontinued operations	(0.3)	—
Net cash provided by operating activities	510.0	643.2
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(95.3)	(56.6)
Proceeds from the sale of property and equipment	1.8	—
Proceeds from the disposal of assets held for sale	2.5	—
Insurance recoveries on property and equipment	—	0.3
Cash used in business acquisitions, net of cash acquired	(191.0)	—
Originations of auto loans receivable acquired through third-party dealers	(55.3)	—
Collections on auto loans receivable acquired through third-party dealers	39.3	—
Other	(7.9)	(2.7)
Net cash used in continuing operations	(305.9)	(59.0)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(305.9)	(59.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2023	2022
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(315.7)	(342.3)
Proceeds from 3.85% Senior Notes due 2032	—	698.8
Net proceeds from (payments of) commercial paper	235.0	(340.0)
Proceeds from non-recourse debt	39.3	—
Payments of non-recourse debt	(80.5)	—
Payment of debt issuance costs	—	(6.4)
Net payments of vehicle floorplan payable - non-trade	(67.3)	(15.1)
Payments of other debt obligations	(3.1)	(3.0)
Proceeds from the exercise of stock options	1.3	0.9
Payments of tax withholdings for stock-based awards	(25.1)	(29.4)
Net cash used in continuing operations	(216.1)	(36.5)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(216.1)	(36.5)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(12.0)	547.7
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	95.4	60.6
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$83.4	$608.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of March 31, 2023, we owned and operated 344 new vehicle franchises from 248 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the three months ended March 31, 2023, are manufactured by Toyota (including Lexus), Honda, Ford, BMW, General Motors, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of March 31, 2023, we also owned and operated 53 AutoNation-branded collision centers, 15 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, an auto finance company, and a mobile automotive repair and maintenance business.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing on certain vehicles we sell, as well as on installment contracts acquired by our captive finance company through third-party independent dealers. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store and other operations are conducted by our subsidiaries.
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

	Three Months Ended March 31, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$828.0	$856.4	$1,247.5	$—	$2,931.9
Used vehicle	612.3	542.1	745.8	132.4	2,032.6
Parts and service	287.6	268.4	386.2	147.6	1,089.8
Finance and insurance, net	102.3	112.4	105.0	12.7	332.4
Other	0.9	10.0	0.4	0.7	12.0
	$1,831.1	$1,789.3	$2,484.9	$293.4	$6,398.7

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,629.3	$1,586.9	$2,159.3	$194.8	$5,570.3
Goods and services transferred over time(2)	201.8	202.4	325.6	98.6	828.4
	$1,831.1	$1,789.3	$2,484.9	$293.4	$6,398.7

	Three Months Ended March 31, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$822.5	$881.6	$1,103.1	$—	$2,807.2
Used vehicle	823.1	707.6	916.1	125.6	2,572.4
Parts and service	268.7	255.5	351.9	127.8	1,003.9
Finance and insurance, net	119.2	126.4	107.2	11.1	363.9
Other	0.9	3.0	0.4	1.1	5.4
	$2,034.4	$1,974.1	$2,478.7	$265.6	$6,752.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,850.7	$1,783.8	$2,186.4	$186.5	$6,007.4
Goods and services transferred over time(2)	183.7	190.3	292.3	79.1	745.4
	$2,034.4	$1,974.1	$2,478.7	$265.6	$6,752.8

(1) “Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and RepairSmith, our mobile automotive repair and maintenance business.

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

The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$102.2	$35.1	$49.3	$17.8

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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	March 31, 2023	December 31, 2022
Receivables from contracts with customers, net	$541.8	$634.5
Contract Asset (Current)	$21.0	$27.7
Contract Asset (Long-Term)	$4.4	$8.6
Contract Liability (Current)	$41.2	$41.8
Contract Liability (Long-Term)	$67.1	$66.6
The change in the balances of our contract assets and contract liabilities primarily result from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration for performance obligations satisfied in previous periods. The following table presents revenue recognized during

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the period from amounts included in the contract liability balance at the beginning of the period and adjustments to revenue related to performance obligations satisfied in previous periods:

	Three Months Ended March 31,
	2023	2022
Amounts included in contract liability at the beginning of the period	$9.4	$9.0
Performance obligations satisfied in previous periods	$(2.3)	$3.8
Other significant changes include contract assets reclassified to receivables of $25.7 million for the three months ended March 31, 2023, and $28.0 million for the three months ended March 31, 2022.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2023	2022
Net income from continuing operations	$287.8	$362.1
Income from discontinued operations, net of income taxes	0.9	—
Net income	$288.7	$362.1

Basic weighted average common shares outstanding	47.2	62.1
Dilutive effect of unvested RSUs and stock options	0.4	0.5
Diluted weighted average common shares outstanding	47.6	62.6

Basic EPS amounts(1):
Continuing operations	$6.10	$5.83
Discontinued operations	$0.02	$—
Net income	$6.12	$5.83

Diluted EPS amounts(1):
Continuing operations	$6.05	$5.78
Discontinued operations	$0.02	$—
Net income	$6.07	$5.78

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended
	March 31,
	2023	2022
Anti-dilutive equity instruments excluded from the computation of diluted EPS	0.1	0.1

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	March 31, 2023	December 31, 2022
Contracts-in-transit and vehicle receivables	$334.7	$441.1
Trade receivables	167.3	156.6
Manufacturer receivables	179.6	174.4
Income taxes receivable (see Note 9)	—	20.2
Other	62.8	68.2
	744.4	860.5
Less: allowances for expected credit losses	(1.7)	(1.7)
Receivables, net	$742.7	$858.8
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

5.AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through our auto finance company (referred to as AutoNation Finance), as well as retail vehicle installment sales contracts acquired through third-party independent dealers. Auto loans receivable are presented net of an allowance for expected credit losses. Auto loans receivable represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for expected credit losses.
Interest income and expenses related to auto loans represent AutoNation Finance income (loss), which is included as a component of Other (Income) Expense, Net (within Operating Income). Interest income on auto loans receivable is recognized when earned based on contractual loan terms. Direct costs associated with loan originations are capitalized and amortized using the effective interest method.
Auto Loans Receivable, Net
The components of auto loans receivable, net of unearned discounts and allowances for expected credit losses, at March 31, 2023, and December 31, 2022, are as follows:

	March 31, 2023	December 31, 2022
Total auto loans receivable	$403.2	$377.0
Accrued interest and fees	4.4	4.4
Deferred loan origination costs	0.7	0.5
Less: unearned discounts	(20.1)	(21.3)
Less: allowances for expected credit losses	(61.3)	(57.5)
Auto loans receivable, net	$326.9	$303.1
Credit Quality
We utilize proprietary credit scoring models to rate the risk of default for customers that apply for financing by evaluating customer credit history and certain credit application information. Our evaluation considers information such as payment history for prior or existing credit accounts, as well as application information such as income, collateral, and down payment.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
We monitor the credit quality of the auto loans receivable on an ongoing basis and also validate the accuracy of the credit scoring models periodically. Loan performance is reviewed on a recurring basis to identify whether the assigned credit tiers adequately reflect the customers’ likelihood of repayment, and if needed, adjustments are made to the scoring models on a prospective basis.
Auto Loans Receivable by Major Credit Program
The following table presents auto loans receivable as of March 31, 2023, disaggregated by major credit program tier:

	Fiscal Year of Origination(1)
	2023	2022	2021	2020	2019	Prior to 2019	Total
Credit Program Tier:
Platinum	$13.0	$19.9	$11.6	$5.4	$6.2	$1.6	$57.7
Gold	18.1	49.1	26.4	11.1	8.8	2.6	116.1
Silver	22.7	54.9	26.2	8.8	6.4	1.4	120.4
Bronze	14.6	36.3	14.7	6.3	3.0	0.7	75.6
Copper	6.3	16.4	6.6	2.1	1.5	0.5	33.4
Total auto loans receivable	$74.7	$176.6	$85.5	$33.7	$25.9	$6.8	$403.2

Current-period gross write-offs	$—	$8.0	$5.4	$1.4	$0.9	$0.3	$16.0

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Balance as of beginning of year	$57.5
Provision for credit losses	12.8
Write-offs	(16.0)
Recoveries(1)	7.0
Balance as of March 31, 2023	$61.3

(1) Net of costs incurred to recover vehicle collateral.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following tables present past due auto loans receivable, as of March 31, 2023, and December 31, 2022:

	Age Analysis of Past-Due Auto Loans Receivable as of
	March 31, 2023	December 31, 2022
31-60 Days	$13.8	$13.0
61-90 Days	4.0	4.1
Greater than 90 Days	2.2	2.6
Total Past Due	$20.0	$19.7

Current	383.2	357.3
Total	$403.2	$377.0

6.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2023	December 31, 2022
New vehicles	$1,248.3	$1,009.7
Used vehicles	693.3	789.1
Parts, accessories, and other	254.6	249.5
Inventory	$2,196.2	$2,048.3

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of vehicle floorplan payable are as follows:

	March 31, 2023	December 31, 2022
Vehicle floorplan payable - trade	$1,088.6	$946.6
Vehicle floorplan payable - non-trade	1,097.1	1,162.7
Vehicle floorplan payable	$2,185.7	$2,109.3
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
At March 31, 2023, our new vehicle floorplan facilities utilized LIBOR-based, Prime-based, and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 6.5% at March 31, 2023, and 5.9% at December 31, 2022. As of March 31, 2023, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.6 billion, of which $1.7 billion had been borrowed.
At March 31, 2023, our used vehicle floorplan facilities utilized LIBOR-based, Prime-based, and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 6.5% at March 31, 2023, and 5.9% at December 31, 2022. As of March 31, 2023, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $683.6 million, of which $443.7 million had been borrowed. The remaining borrowing capacity of $239.9 million was limited to $0.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.

7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2023	December 31, 2022
Goodwill (1)	$1,450.2	$1,320.1

Franchise rights - indefinite-lived	$821.0	$816.2
Other intangibles	70.8	30.7
	891.8	846.9
Less: accumulated amortization	(11.5)	(9.9)
Other intangible assets, net	$880.3	$837.0

(1) The change in goodwill from the prior period is due to the acquisition of the mobile repair and maintenance business we acquired in January 2023. Such goodwill is reflected in our Mobile Service reporting unit.

See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.DEBT
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2023	December 31, 2022
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		372.4	375.5
			3,622.4	3,625.5
Less: unamortized debt discounts and debt issuance costs			(25.0)	(26.0)
Less: current maturities			(12.7)	(12.6)
Long-term debt, net of current maturities			$3,584.7	$3,586.9
Senior Unsecured Notes and Credit Agreement
The interest rates payable on our 3.5% Senior Notes, 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.8 billion revolving credit facility that matures on March 26, 2025. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2023, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.7 million at March 31, 2023, leaving a borrowing capacity under the revolving credit facility of $1.8 billion at March 31, 2023.
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
Other Long-Term Debt
At March 31, 2023, we had finance leases and other debt obligations of $372.4 million, which are due at various dates through 2041.
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
At March 31, 2023, we had $285.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 5.55% and a weighted-average remaining term of 3 days. At December 31, 2022, we had $50.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.30% and a weighted-average remaining term of 1 day.
Non-Recourse Debt
Non-recourse debt relates to auto loans receivable of our captive auto finance company funded through non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions.
We have two warehouse facility agreements with certain banking institutions through wholly-owned, bankruptcy-remote, special purpose entities, primarily to finance the purchase and origination of auto loans receivable. We fund auto loans receivable through these warehouse facilities, which are secured by the eligible auto loans receivable pledged as collateral.
Additionally, we have term securitizations that were put in place to provide long-term funding for certain auto loans receivable initially funded through the warehouse facilities. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust (“term securitization trust”). The term securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.
We are required to evaluate the term securitization trusts for consolidation. We retain the servicing rights for the auto loans receivable that were funded through the term securitizations. In our capacity as servicer of the underlying auto loans receivable, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the trusts. In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant. Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them.
We recognize transfers of auto loans receivable into the warehouse facilities and term securitizations (together, “non-recourse debt”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse debt on our Unaudited Condensed Consolidated Balance Sheets. The non-recourse debt is structured to legally isolate the auto loans receivable, which can only be used as collateral to settle obligations of the related non-recourse debt. The term securitization trusts and investors and the creditors of the warehouse facilities have no recourse to our assets for payment of the debt beyond the related receivables, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable.
Non-recourse debt outstanding at March 31, 2023, and December 31, 2022, consisted of the following:

	March 31, 2023	December 31, 2022
Warehouse facilities	$162.3	$181.8
Term securitization debt of consolidated VIEs	125.3	146.9
	287.6	328.7
Less: unamortized debt discounts and debt issuance costs	(4.2)	(5.1)
Less: current maturities	(12.0)	(10.7)
Non-recourse debt, net of current maturities	$271.4	$312.9
The timing of principal payments on the non-recourse debt is based on the timing of principal collections and defaults on the related auto loans receivable. The current portion of non-recourse debt represents the portion of the payments received from the auto loans receivable that are due to be distributed as principal payments on the non-recourse debt in the following period.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
One of the warehouse facilities matures on October 1, 2023, and the other matures on December 17, 2023. Aggregate commitments under the warehouse facilities total $350.0 million.
The term securitization debt of consolidated VIEs consists of various notes with interest rates ranging from 0.69% to 4.85% and maturity dates ranging from August 2024 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $15.5 million as of March 31, 2023, and $14.9 million as of December 31, 2022, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $127.9 million as of March 31, 2023, and $151.4 million as of December 31, 2022.

9.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $68.8 million at March 31, 2023, and income taxes receivable included in Receivables, net totaled $20.2 million at December 31, 2022.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2018. Currently, no tax years are under examination by the IRS, and tax years from 2019 to 2021 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Statements of Income.

10.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2023	2022
Shares repurchased	2.4	3.5
Aggregate purchase price (1)	$305.0	$380.9
Average purchase price per share	$126.37	$110.04
(1) Excludes excise tax accrual imposed under the Inflation Reduction Act of $2.5 million for the three months ended March 31, 2023.

As of March 31, 2023, $879.4 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2023	2022
Shares issued (in actual number of shares)	27,135	22,396
Proceeds from the exercise of stock options	$1.3	$0.9
Average exercise price per share	$47.57	$38.21

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	Three Months Ended
	March 31,
	2023	2022
Shares issued	0.5	0.8
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.2	0.3

11. ACQUISITIONS
During the three months ended March 31, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, and we also purchased one store. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital, deferred tax assets and liabilities, and residual goodwill. We did not purchase any stores during the three months ended March 31, 2022.
The acquisitions that occurred during the three months ended March 31, 2023, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire three month periods ended March 31, 2023 and 2022, revenue and net income would not have been materially different from our reported revenue and net income for these periods.

12.CASH FLOW INFORMATION
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

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$58.3	$72.6
Restricted cash included in Other Current Assets	17.8	15.6
Restricted cash included in Other Assets	7.3	7.2
Total cash, cash equivalents, and restricted cash	$83.4	$95.4
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $33.7 million at March 31, 2023, and $20.1 million at March 31, 2022.

	Three Months Ended
	March 31,
	2023	2022
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$15.8	$9.6
Finance lease liabilities	$13.5	$4.7

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $58.1 million during the three months ended March 31, 2023, and $18.4 million during the three months ended March 31, 2022. We made income tax payments, net of income tax refunds, of $0.7 million during the three months ended March 31, 2023, and $0.5 million during the three months ended March 31, 2022.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. The fair value of our equity investments with readily determinable fair values totaled $14.3 million at March 31, 2023, and $15.4 million at December 31, 2022.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at March 31, 2023, and $56.7 million at December 31, 2022. This equity investment reflects a cumulative upward adjustment of $3.4 million based on an observable price change. We did not record any upward adjustments during the three months ended March 31, 2023. Additionally, we have not recorded any impairments or downward adjustments to the carrying amount of this equity investment as of and for the three months ended March 31, 2023.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31,
	2023	2022
Net losses recognized during the period on equity securities	$(1.1)	$(0.1)
Less: Net losses recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(1.1)	$(0.1)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	March 31, 2023	December 31, 2022
Carrying value	$3,225.0	$3,224.0
Fair value	$2,907.2	$2,803.6

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used, are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets or disposal groups held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s or disposal group's fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale.
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2023 and 2022:

	2023		2022
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$(1.4)	$—	$(0.4)
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The non-cash impairment charges related to right-of-use assets and long-lived assets held and used are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $5.7 million as of March 31, 2023, and $5.7 million as of December 31, 2022, related to property held for sale. We had no assets held for sale in discontinued operations as of March 31, 2023, and $1.1 million as of December 31, 2022, which was related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
Repossessed assets
Repossessed assets consists of vehicles repossessed in the event of non-payment of the related auto loans receivable. Repossessed assets are recorded at their estimated fair values, based on Level 3 inputs, less estimated costs to sell. The fair value is determined based on comparable recent sales and adjusted for various factors, including the age of the vehicle and known changes in the market and in the collateral. We had repossessed assets of $3.2 million as of March 31, 2023, and $2.7 million as of December 31, 2022. Repossessed assets are included in Other Assets in our Consolidated Balance Sheets.

14.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, third-party dealers, wage and hour and other employment-related lawsuits, and actions brought by governmental authorities. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if material or if such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material or a statement that such an estimate cannot be made. Our evaluation of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter.
As of March 31, 2023 and 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
subsidiaries in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2024 to 2034 are approximately $6 million at March 31, 2023. There can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2023, surety bonds, letters of credit, and cash deposits totaled $111.2 million, of which $0.7 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

15.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2023, approximately 63% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the three months ended March 31, 2023, are manufactured by Toyota (including Lexus), Honda, Ford, BMW, General Motors, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $179.6 million at March 31, 2023, and $174.4 million at December 31, 2022. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2023, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

16.SEGMENT INFORMATION
At March 31, 2023 and 2022, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and RepairSmith, our mobile automotive repair and maintenance business, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as the results of our auto finance company, unallocated corporate overhead expenses, and other income items.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended
	March 31, 2023
	Domestic	Import	Premium Luxury
Revenues from external customers	$1,831.1	$1,789.3	$2,484.9
Segment income (1)	$118.5	$160.4	$226.8

	Three Months Ended
	March 31, 2022
	Domestic	Import	Premium Luxury
Revenues from external customers	$2,034.4	$1,974.1	$2,478.7
Segment income (1)	$149.4	$186.2	$229.5

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2023	2022
Total segment income for reportable segments	$505.7	$565.1
Corporate and other	(89.5)	(51.3)
Other interest expense	(41.1)	(29.6)
Other income (loss), net	5.2	(6.4)
Income from continuing operations before income taxes	$380.3	$477.8

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of March 31, 2023, we owned and operated 344 new vehicle franchises from 248 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the three months ended March 31, 2023, are manufactured by Toyota (including Lexus), Honda, Ford, BMW, General Motors, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of March 31, 2023, we also owned and operated 53 AutoNation-branded collision centers, 15 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, an auto finance company, and a mobile automotive repair and maintenance business.
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
At March 31, 2023, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2023, new vehicle sales accounted for 46% of our total revenue and 22% of our total gross profit. Used vehicle sales accounted for 32% of our total revenue and 12% of our total gross profit. Our parts and service operations, while comprising 17% of our total revenue, contributed 40% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 26% of our total gross profit.

Market Conditions
In the first quarter of 2023, U.S. industry retail new vehicle unit sales increased 2% as compared to the first quarter of 2022, primarily as a result of increasing supply of new vehicle inventory. Although new vehicle inventory levels for certain manufacturers and models improved slightly during the first quarter of 2023, there continues to be a shortage of available new vehicles for sale as compared to historical inventory levels, particularly for certain models, driven largely by disruptions in the manufacturers’ supply chains. The decline in new vehicle unit volume in recent periods has adversely impacted the availability of nearly new vehicle inventory, which has had an adverse impact on our used vehicle sales volume. Additionally, worsening economic conditions, including rising interest rates, could adversely impact consumer demand for vehicles.
Results of Operations
During the three months ended March 31, 2023, we had net income of $288.7 million and diluted earnings per share of $6.07, as compared to net income of $362.1 million and diluted earnings per share of $5.78 during the same period in 2022.
Our total gross profit decreased 1.7% during the first quarter of 2023 compared to the first quarter of 2022, driven by decreases in new vehicle gross profit of 16.8% and finance and insurance gross profit of 8.7%, each as compared to the first quarter of 2022. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”)

resulting from improving supply of new vehicle inventory. Finance and insurance gross profit was adversely impacted by a decrease in new and used vehicle unit volume. The decreases in gross profit were partially offset by increases in used vehicle gross profit of 13.0% and parts and service gross profit of 10.8%, each as compared to the first quarter of 2022. Used vehicle gross profit increased due to an increase in gross profit PVR, partially offset by a decrease in used vehicle unit volume. Used vehicle gross profit PVR benefited from a disciplined sourcing and pricing strategy as we focused on efficient internal sourcing of our used vehicle inventory and balancing gross profit PVR and unit volume. Parts and service results benefited primarily from increases in gross profit from customer-pay service and warranty service.
SG&A expenses increased largely due to acquisitions and newly opened stores and expenditures associated with investments in technology and strategic initiatives. Floorplan interest expense increased due to higher average interest rates and higher average floorplan balances. Other interest expense increased due to higher average interest rates and higher average debt balances.
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
On January 26, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance. RepairSmith expands AutoNation’s ability to penetrate the extensive After-Sales service market and conveniently responds to our customers’ needs by broadening the reach of our existing After-Sales network.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at March 31, 2023 and 2022, were 21,176 and 9,055, respectively. While our new vehicle inventory units have increased compared to the prior year, by historical standards, our inventory unit levels are significantly lower driven largely by disruptions in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values, and had no new vehicle inventory write-downs at March 31, 2023, or at December 31, 2022.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $5.1 million at March 31, 2023, and $7.4 million at December 31, 2022.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $7.2 million at March 31, 2023, and $7.4 million at December 31, 2022.
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

Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual goodwill impairment test as of April 30, 2023.
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
As of March 31, 2023, we have $236.3 million of goodwill related to the Domestic reporting unit, $518.7 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, $130.1 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2023.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,931.9	$2,807.2	$124.7	4.4
Retail used vehicle	1,884.1	2,392.2	(508.1)	(21.2)
Wholesale	148.5	180.2	(31.7)	(17.6)
Used vehicle	2,032.6	2,572.4	(539.8)	(21.0)
Finance and insurance, net	332.4	363.9	(31.5)	(8.7)
Total variable operations(1)	5,296.9	5,743.5	(446.6)	(7.8)
Parts and service	1,089.8	1,003.9	85.9	8.6
Other	12.0	5.4	6.6
Total revenue	$6,398.7	$6,752.8	$(354.1)	(5.2)
Gross profit:
New vehicle	$286.9	$345.0	$(58.1)	(16.8)
Retail used vehicle	143.0	124.9	18.1	14.5
Wholesale	11.4	11.7	(0.3)
Used vehicle	154.4	136.6	17.8	13.0
Finance and insurance	332.4	363.9	(31.5)	(8.7)
Total variable operations(1)	773.7	845.5	(71.8)	(8.5)
Parts and service	511.1	461.1	50.0	10.8
Other	1.6	2.3	(0.7)
Total gross profit	1,286.4	1,308.9	(22.5)	(1.7)
Selling, general, and administrative expenses	782.7	741.4	(41.3)	(5.6)
Depreciation and amortization	52.8	50.0	(2.8)
Other (income) expense, net	7.6	(1.5)	(9.1)
Operating income	443.3	519.0	(75.7)	(14.6)
Non-operating income (expense) items:
Floorplan interest expense	(27.1)	(5.2)	(21.9)
Other interest expense	(41.1)	(29.6)	(11.5)
Other income (loss), net	5.2	(6.4)	11.6
Income from continuing operations before income taxes	$380.3	$477.8	$(97.5)	(20.4)
Retail vehicle unit sales:
New vehicle	55,065	56,442	(1,377)	(2.4)
Used vehicle	67,539	79,763	(12,224)	(15.3)
	122,604	136,205	(13,601)	(10.0)
Revenue per vehicle retailed:
New vehicle	$53,244	$49,736	$3,508	7.1
Used vehicle	$27,896	$29,991	$(2,095)	(7.0)
Gross profit per vehicle retailed:
New vehicle	$5,210	$6,112	$(902)	(14.8)
Used vehicle	$2,117	$1,566	$551	35.2
Finance and insurance	$2,711	$2,672	$39	1.5
Total variable operations(2)	$6,218	$6,122	$96	1.6

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2023 (%)	2022 (%)
Revenue mix percentages:
New vehicle	45.8	41.6
Used vehicle	31.8	38.1
Parts and service	17.0	14.9
Finance and insurance, net	5.2	5.4
Other	0.2	—
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	22.3	26.4
Used vehicle	12.0	10.4
Parts and service	39.7	35.2
Finance and insurance	25.8	27.8
Other	0.2	0.2
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	9.8	12.3
Used vehicle - retail	7.6	5.2
Parts and service	46.9	45.9
Total	20.1	19.4
Selling, general, and administrative expenses	12.2	11.0
Operating income	6.9	7.7
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	60.8	56.6
Operating income	34.5	39.7

	March 31,
	2023	2022
Inventory days supply:
New vehicle (industry standard of selling days)	25 days	8 days
Used vehicle (trailing calendar month days)	29 days	30 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2022 columns may differ from the same store amounts presented for 2022 in the prior year. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,909.8	$2,792.1	$117.7	4.2
Retail used vehicle	1,832.3	2,378.1	(545.8)	(23.0)
Wholesale	146.3	179.5	(33.2)	(18.5)
Used vehicle	1,978.6	2,557.6	(579.0)	(22.6)
Finance and insurance, net	326.4	362.5	(36.1)	(10.0)
Total variable operations(1)	5,214.8	5,712.2	(497.4)	(8.7)
Parts and service	1,072.9	997.4	75.5	7.6
Other	11.9	5.3	6.6
Total revenue	$6,299.6	$6,714.9	$(415.3)	(6.2)
Gross profit:
New vehicle	$284.8	$343.5	$(58.7)	(17.1)
Retail used vehicle	139.0	124.3	14.7	11.8
Wholesale	11.5	11.8	(0.3)
Used vehicle	150.5	136.1	14.4	10.6
Finance and insurance	326.4	362.5	(36.1)	(10.0)
Total variable operations(1)	761.7	842.1	(80.4)	(9.5)
Parts and service	503.1	457.9	45.2	9.9
Other	1.3	2.2	(0.9)
Total gross profit	$1,266.1	$1,302.2	$(36.1)	(2.8)
Retail vehicle unit sales:
New vehicle	54,654	56,224	(1,570)	(2.8)
Used vehicle	65,474	79,375	(13,901)	(17.5)
	120,128	135,599	(15,471)	(11.4)
Revenue per vehicle retailed:
New vehicle	$53,240	$49,660	$3,580	7.2
Used vehicle	$27,985	$29,960	$(1,975)	(6.6)
Gross profit per vehicle retailed:
New vehicle	$5,211	$6,109	$(898)	(14.7)
Used vehicle	$2,123	$1,566	$557	35.6
Finance and insurance	$2,717	$2,673	$44	1.6
Total variable operations(2)	$6,245	$6,123	$122	2.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2023 (%)	2022 (%)
Revenue mix percentages:
New vehicle	46.2	41.6
Used vehicle	31.4	38.1
Parts and service	17.0	14.9
Finance and insurance, net	5.2	5.4
Other	0.2	—
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	22.5	26.4
Used vehicle	11.9	10.5
Parts and service	39.7	35.2
Finance and insurance	25.8	27.8
Other	0.1	0.1
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	9.8	12.3
Used vehicle - retail	7.6	5.2
Parts and service	46.9	45.9
Total	20.1	19.4

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,931.9	$2,807.2	$124.7	4.4
Gross profit	$286.9	$345.0	$(58.1)	(16.8)
Retail vehicle unit sales	55,065	56,442	(1,377)	(2.4)
Revenue per vehicle retailed	$53,244	$49,736	$3,508	7.1
Gross profit per vehicle retailed	$5,210	$6,112	$(902)	(14.8)
Gross profit as a percentage of revenue	9.8%	12.3%
Inventory days supply (industry standard of selling days)	25 days	8 days

	Three Months Ended March 31,
	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,909.8	$2,792.1	$117.7	4.2
Gross profit	$284.8	$343.5	$(58.7)	(17.1)
Retail vehicle unit sales	54,654	56,224	(1,570)	(2.8)
Revenue per vehicle retailed	$53,240	$49,660	$3,580	7.2
Gross profit per vehicle retailed	$5,211	$6,109	$(898)	(14.7)
Gross profit as a percentage of revenue	9.8%	12.3%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $22.1 million and $15.1 million in new vehicle revenue and $2.1 million and $1.5 million in new vehicle gross profit for the three months ended March 31, 2023 and 2022, respectively, is related to acquisition and divestiture activity.
First Quarter 2023 compared to First Quarter 2022
Same store new vehicle revenue increased during the three months ended March 31, 2023, as compared to the same period in 2022, due to an increase in same store revenue PVR, partially offset by a decrease in same store unit volume in our Domestic and Import segments. Same store unit volume was adversely impacted by historically low inventory levels due to manufacturer supply shortages for certain vehicle models, particularly for Import manufacturers.
Same store revenue PVR increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increases in the manufacturers’ suggested retail prices for Domestic and Premium Luxury vehicles and a shift in mix to Premium Luxury vehicles, which have relatively higher average selling prices.
Same store gross profit PVR decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increasing supply of new vehicle inventory. The decrease in gross profit PVR was partially offset by a shift in mix to Premium Luxury vehicles, which have relatively higher average gross profit PVR.
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

	Three Months Ended March 31,
($ in millions)	2023	2022	Variance
Floorplan assistance	$28.3	$27.6	$0.7
New vehicle floorplan interest expense	(24.4)	(3.7)	(20.7)
Net new vehicle inventory carrying benefit	$3.9	$23.9	$(20.0)

First Quarter 2023 compared to First Quarter 2022
The net new vehicle inventory carrying benefit decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to an increase in floorplan interest expense resulting from higher average interest rates and higher average floorplan balances. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,884.1	$2,392.2	$(508.1)	(21.2)
Wholesale revenue	148.5	180.2	(31.7)	(17.6)
Total revenue	$2,032.6	$2,572.4	$(539.8)	(21.0)
Retail gross profit	$143.0	$124.9	$18.1	14.5
Wholesale gross profit	11.4	11.7	(0.3)
Total gross profit	$154.4	$136.6	$17.8	13.0
Retail vehicle unit sales	67,539	79,763	(12,224)	(15.3)
Revenue per vehicle retailed	$27,896	$29,991	$(2,095)	(7.0)
Gross profit per vehicle retailed	$2,117	$1,566	$551	35.2
Retail gross profit as a percentage of retail revenue	7.6%	5.2%
Inventory days supply (trailing calendar month days)	29 days	30 days

	Three Months Ended March 31,
	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,832.3	$2,378.1	$(545.8)	(23.0)
Wholesale revenue	146.3	179.5	(33.2)	(18.5)
Total revenue	$1,978.6	$2,557.6	$(579.0)	(22.6)
Retail gross profit	$139.0	$124.3	$14.7	11.8
Wholesale gross profit	11.5	11.8	(0.3)
Total gross profit	$150.5	$136.1	$14.4	10.6
Retail vehicle unit sales	65,474	79,375	(13,901)	(17.5)
Revenue per vehicle retailed	$27,985	$29,960	$(1,975)	(6.6)
Gross profit per vehicle retailed	$2,123	$1,566	$557	35.6
Retail gross profit as a percentage of retail revenue	7.6%	5.2%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $54.0 million and $14.8 million in total used vehicle revenue and $3.9 million and $0.5 million in total used vehicle gross profit for the three months ended March 31, 2023 and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
First Quarter 2023 compared to First Quarter 2022
Same store retail used vehicle revenue decreased during the three months ended March 31, 2023, as compared to the same period in 2022, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is due in part to lower availability and levels of nearly new vehicle inventory.
Same store revenue PVR decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a shift in mix towards lower-priced entry-level vehicles.
Same store gross profit PVR increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a disciplined sourcing and pricing strategy as we focused on efficient internal sourcing of our used vehicle inventory and balancing gross profit PVR and unit volume.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,089.8	$1,003.9	$85.9	8.6
Gross Profit	$511.1	$461.1	$50.0	10.8
Gross profit as a percentage of revenue	46.9%	45.9%
Same Store:
Revenue	$1,072.9	$997.4	$75.5	7.6
Gross Profit	$503.1	$457.9	$45.2	9.9
Gross profit as a percentage of revenue	46.9%	45.9%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $16.9 million and $6.5 million in parts and service revenue and $8.0 million and $3.2 million in parts and service gross profit for the three months ended March 31, 2023 and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
First Quarter 2023 compared to First Quarter 2022
During the three months ended March 31, 2023, same store parts and service gross profit increased compared to the same period in 2022, primarily due to increases in gross profit associated with customer-pay service of $27.2 million and warranty service of $11.7 million. Gross profit associated with customer-pay service benefited from higher value repair orders. Warranty service gross profit benefited from higher value repair orders and improved margin performance largely due to improved parts and labor rates negotiated with certain manufacturers.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$332.4	$363.9	$(31.5)	(8.7)
Gross profit per vehicle retailed	$2,711	$2,672	$39	1.5
Same Store:
Revenue and gross profit	$326.4	$362.5	$(36.1)	(10.0)
Gross profit per vehicle retailed	$2,717	$2,673	$44	1.6
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $6.0 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
First Quarter 2023 compared to First Quarter 2022
Same store finance and insurance revenue and gross profit decreased during the three months ended March 31, 2023, as compared to the same period in 2022, due to a decrease in new and used vehicle unit volume, partially offset by an increase in finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to higher realized margins on vehicle protection products, partially offset by a decrease in gross profit per transaction associated with arranging customer financing and decreases in finance and product penetration.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,831.1	$2,034.4	$(203.3)	(10.0)
Import	1,789.3	1,974.1	(184.8)	(9.4)
Premium Luxury	2,484.9	2,478.7	6.2	0.3
Total	6,105.3	6,487.2	(381.9)	(5.9)
Corporate and other	293.4	265.6	27.8	10.5
Total consolidated revenue	$6,398.7	$6,752.8	$(354.1)	(5.2)
Segment income(1):
Domestic	$118.5	$149.4	$(30.9)	(20.7)
Import	160.4	186.2	(25.8)	(13.9)
Premium Luxury	226.8	229.5	(2.7)	(1.2)
Total	505.7	565.1	(59.4)	(10.5)
Corporate and other	(89.5)	(51.3)	(38.2)
Floorplan interest expense	27.1	5.2	(21.9)
Operating income	$443.3	$519.0	$(75.7)	(14.6)

Retail new vehicle unit sales:
Domestic	15,849	16,365	(516)	(3.2)
Import	23,098	24,536	(1,438)	(5.9)
Premium Luxury	16,118	15,541	577	3.7
	55,065	56,442	(1,377)	(2.4)

Retail used vehicle unit sales:
Domestic	21,203	26,596	(5,393)	(20.3)
Import	22,063	26,529	(4,466)	(16.8)
Premium Luxury	18,768	21,949	(3,181)	(14.5)
	62,034	75,074	(13,040)	(17.4)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$828.0	$822.5	$5.5	0.7
Used vehicle	612.3	823.1	(210.8)	(25.6)
Parts and service	287.6	268.7	18.9	7.0
Finance and insurance, net	102.3	119.2	(16.9)	(14.2)
Other	0.9	0.9	—
Total Revenue	$1,831.1	$2,034.4	$(203.3)	(10.0)
Segment income	$118.5	$149.4	$(30.9)	(20.7)
Retail new vehicle unit sales	15,849	16,365	(516)	(3.2)
Retail used vehicle unit sales	21,203	26,596	(5,393)	(20.3)
First Quarter 2023 compared to First Quarter 2022
Domestic revenue decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to decreases in used vehicle unit volume and used vehicle revenue PVR. The decrease in used vehicle unit volume is due in part to lower availability and levels of nearly new vehicle inventory. The decrease in used vehicle revenue PVR is primarily due to a shift in mix towards lower-priced entry-level vehicles.
Domestic segment income decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to decreases in new vehicle gross profit and finance and insurance gross profit. New vehicle gross profit was adversely impacted by increasing supply of new vehicle inventory. Finance and insurance gross profit was adversely impacted by the decrease in vehicle unit volume. Domestic segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by increases in parts and service gross profit associated with customer-pay service and warranty service and used vehicle gross profit due to improvements in used vehicle gross profit PVR as we focused on efficient internal sourcing of our used vehicle inventory and balancing gross profit PVR and unit volume.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$856.4	$881.6	$(25.2)	(2.9)
Used vehicle	542.1	707.6	(165.5)	(23.4)
Parts and service	268.4	255.5	12.9	5.0
Finance and insurance, net	112.4	126.4	(14.0)	(11.1)
Other	10.0	3.0	7.0
Total Revenue	$1,789.3	$1,974.1	$(184.8)	(9.4)
Segment income	$160.4	$186.2	$(25.8)	(13.9)
Retail new vehicle unit sales	23,098	24,536	(1,438)	(5.9)
Retail used vehicle unit sales	22,063	26,529	(4,466)	(16.8)
First Quarter 2023 compared to First Quarter 2022
Import revenue decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to decreases in used vehicle unit volume and used vehicle revenue PVR. The decrease in used vehicle unit volume is due in part to lower availability and levels of nearly new vehicle inventory. The decrease in used vehicle revenue PVR is primarily due to a shift in mix towards lower-priced entry-level vehicles.
Import segment income decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to decreases in new vehicle gross profit and finance and insurance gross profit. New vehicle gross profit was adversely impacted by increasing supply of new vehicle inventory. Finance and insurance gross profit was adversely impacted by the decrease in vehicle unit volume. Import segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by increases in parts and service gross profit associated with customer-pay service and used vehicle gross profit due to improvements in used vehicle gross profit PVR as we focused on efficient internal sourcing of our used vehicle inventory and balancing gross profit PVR and unit volume.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,247.5	$1,103.1	$144.4	13.1
Used vehicle	745.8	916.1	(170.3)	(18.6)
Parts and service	386.2	351.9	34.3	9.7
Finance and insurance, net	105.0	107.2	(2.2)	(2.1)
Other	0.4	0.4	—
Total Revenue	$2,484.9	$2,478.7	$6.2	0.3
Segment income	$226.8	$229.5	$(2.7)	(1.2)
Retail new vehicle unit sales	16,118	15,541	577	3.7
Retail used vehicle unit sales	18,768	21,949	(3,181)	(14.5)
First Quarter 2023 compared to First Quarter 2022
Premium Luxury revenue increased slightly during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increases in new vehicle revenue PVR, new vehicle unit volume, and parts and service revenue associated with customer-pay service and warranty service. New vehicle revenue PVR benefited from increases in manufacturers’ suggested retail prices, and new vehicle unit volume benefited from increasing supply of new vehicle inventory. These increases were largely offset primarily by a decrease in used vehicle unit volume due in part to lower availability and levels of nearly new vehicle inventory.
Premium Luxury segment income decreased slightly during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a decrease in new vehicle gross profit and increases in floorplan interest expense and SG&A expenses, partially offset by increases in used vehicle gross profit and parts and service gross profit associated with customer-pay service and warranty service. New vehicle gross profit was adversely impacted by increasing supply of new vehicle inventory. Used vehicle gross profit benefited from improvements in used vehicle gross profit PVR as we focused on efficient internal sourcing of our used vehicle inventory and balancing gross profit PVR and unit volume.

Corporate and other
Corporate and other results included the following:

	Three Months Ended March 31,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$132.4	$125.6	$6.8	5.4
Parts and service	147.6	127.8	19.8	15.5
Finance and insurance, net	12.7	11.1	1.6	14.4
Other	0.7	1.1	(0.4)
Revenue	$293.4	$265.6	$27.8	10.5
Income (loss)	$(89.5)	$(51.3)	$(38.2)
“Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and RepairSmith, our mobile automotive repair and maintenance business, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as the results of our auto finance company, unallocated corporate overhead expenses, and other income items.
As of March 31, 2023, we had 53 AutoNation-branded collision centers, 15 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company, referred to as AutoNation Finance.
AutoNation USA Stores
During the three months ended March 31, 2023, we opened two AutoNation USA used vehicle stores and currently have over 20 stores under development. These stores play an integral part of both our long-term growth plans and the achievement of scale, scope, and density in markets to better serve and meet the needs of customers. We are targeting to have over 130 stores throughout the country. A number of variables may impact the implementation of our expansion plans, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
RepairSmith
In the first quarter of 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance services. Revenue and gross profit from this business are included within “parts and service.”
AutoNation Finance
AutoNation Finance, our captive auto finance company, provides financing to qualified retail customers on certain vehicles we sell, as well as on installment contracts acquired through third-party independent dealers. AutoNation Finance operating results include the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, and direct expenses. AutoNation Finance results are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Income. See Notes 5 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on auto loans receivable, the related allowance for credit losses, and the related debt of our auto finance company.

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

	Three Months Ended March 31,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$522.3	$515.8	$(6.5)	(1.3)
Advertising	50.7	39.9	(10.8)	(27.1)
Store and corporate overhead	209.7	185.7	(24.0)	(12.9)
Total	$782.7	$741.4	$(41.3)	(5.6)

SG&A as a % of total gross profit:
Compensation	40.6	39.4	(120)	bps
Advertising	3.9	3.0	(90)	bps
Store and corporate overhead	16.3	14.2	(210)	bps
Total	60.8	56.6	(420)	bps
First Quarter 2023 compared to First Quarter 2022
SG&A expenses increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to acquisitions and newly opened stores and expenditures associated with investments in technology and strategic initiatives, combined with modest inflationary pressures, partially offset by a decrease in performance-driven compensation expense. Additionally, gross advertising expenses increased $12.3 million, partially offset by an increase in advertising reimbursements from manufacturers of $1.5 million. As a percentage of total gross profit, SG&A expenses increased to 60.8% during the three months ended March 31, 2023, from 56.6% in the same period in 2022, primarily due to gross margin pressure and an increase in SG&A expenses related to newly acquired and opened stores and investments in technology and strategic initiatives.
Other (Income) Expense, Net (Operating)
Other (Income) Expense, Net includes the gains or losses associated with business/property divestitures, legal settlements, and asset impairments, among other items, and for the first quarter of 2023, the results of our recently acquired auto finance company, including net interest margin, the provision for expected credit losses, and direct expenses. See “Segment Results - Corporate and other” above and Notes 5 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto finance company.
Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2023 compared to First Quarter 2022
Floorplan interest expense was $27.1 million for the three months ended March 31, 2023, compared to $5.2 million for the same period in 2022. The increase in floorplan interest expense of $21.9 million was the result of higher average interest rates and higher average floorplan balances. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.

Interest Expense
First Quarter 2023 compared to First Quarter 2022
Other interest expense was $41.1 million for the three months ended March 31, 2023, compared to $29.6 million for the same period in 2022. The increase in interest expense of $11.5 million was driven by higher average interest rates and higher average debt balances.
Other Income (Loss), Net (included in Non-Operating Income)
We recognized a net gain of $4.7 million and a net loss of $6.7 million for the three months ended March 31, 2023, and March 31, 2022, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
During the first quarter of 2023, we recorded an unrealized loss of $1.1 million related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 24.3% for the three months ended March 31, 2023, and 24.2% for the three months ended March 31, 2022.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014. Results from discontinued operations, net of income taxes, were primarily related to a gain on the sale of real estate in the first quarter of 2023 associated with a store that was closed prior to January 1, 2014, and other adjustments related to disposed operations.

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

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2023		December 31, 2022
Cash and cash equivalents	$58.3		$72.6
Revolving credit facility	$1,799.3	(1)	$1,799.6
Secured used vehicle floorplan facilities (2)	$0.4		$0.3
 (1)    At March 31, 2023, we had $0.7 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $285.0 million of commercial paper notes outstanding at March 31, 2023. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At March 31, 2023, surety bonds, letters of credit, and cash deposits totaled $111.2 million, of which $0.7 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2023	2022
Shares repurchased	2.4	3.5
Aggregate purchase price (1)	$305.0	$380.9
Average purchase price per share	$126.37	$110.04
(1) Excludes excise tax accrual imposed under the Inflation Reduction Act of $2.5 million for the three months ended March 31, 2023.
As of March 31, 2023, $879.4 million remained available for share repurchases under the program.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Purchases of property and equipment, including operating lease buy-outs (1)	$95.9	$50.8
(1) Includes accrued construction in progress and excludes property associated with leases entered into during the year.
At March 31, 2023, we owned approximately 80% of our new vehicle franchise store locations with a net book value of $2.4 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $712.3 million. None of these properties are mortgaged or encumbered.
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
Acquisitions and Divestitures
During the three months ended March 31, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, and we also purchased one store. We did not purchase any stores during the three months ended March 31, 2022. We did not divest any stores during the three months ended March 31, 2023, or March 31, 2022.

	Three Months Ended
	March 31,
(In millions)	2023	2022
Cash received from (used in) business acquisitions, net	$(191.0)	$—
Debt
The following table sets forth our non-vehicle long-term debt, as of March 31, 2023, and December 31, 2022.

Debt Description	Maturity Date	Interest Payable	March 31, 2023	December 31, 2022
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	March 26, 2025	Monthly	—	—
Finance leases and other debt	Various dates through 2041		372.4	375.5
			3,622.4	3,625.5
Less: unamortized debt discounts and debt issuance costs			(25.0)	(26.0)
Less: current maturities			(12.7)	(12.6)
Long-term debt, net of current maturities			$3,584.7	$3,586.9
We had commercial paper notes outstanding of $285.0 million at March 31, 2023, and $50.0 million at December 31, 2022. We also had non-recourse debt under our warehouse facilities of $162.3 million at March 31, 2023, and $181.8 million at

December 31, 2022, and non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) of $125.3 million at March 31, 2023, and $146.9 million at December 31, 2022.
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
See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our non-vehicle long-term debt, commercial paper, and non-recourse debt.
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
As of March 31, 2023, we were in compliance with the requirements of the financial covenants under our credit agreement and the indentures for our senior unsecured notes. Under the terms of our credit agreement, at March 31, 2023, our leverage ratio and capitalization ratio were as follows:

	March 31, 2023
	Requirement	Actual
Leverage ratio	≤ 3.75x	1.82x
Capitalization ratio	≤ 70.0%	61.3%
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2023	December 31, 2022
Vehicle floorplan payable - trade	$1,088.6	$946.6
Vehicle floorplan payable - non-trade	1,097.1	1,162.7
Vehicle floorplan payable	$2,185.7	$2,109.3

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

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net cash provided by operating activities	$510.0	$643.2
Net cash used in investing activities	$(305.9)	$(59.0)
Net cash used in financing activities	$(216.1)	$(36.5)
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
Net cash provided by operating activities decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a decrease in earnings and an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, originations and collections of auto loans receivable acquired through third party dealers, and other transactions.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return.
Net cash used in investing activities increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to an increase in cash used in acquisitions, net of cash acquired, and purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2023, we repurchased 2.4 million shares of common stock for an aggregate purchase price of $305.0 million (average purchase price per share of $126.37), excluding the 1% excise tax imposed under the Inflation Reduction Act. During the three months ended March 31, 2022, we repurchased 3.5 million shares of common stock for an aggregate purchase price of $380.9 million (average purchase price per share of $110.04), including repurchases for which settlement occurred subsequent to March 31, 2022.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $235.0 million during the three months ended March 31, 2023, and net payments of $340.0 million during the three months ended March 31, 2022, and vehicle floorplan payable-non-trade totaling net repayments of $67.3 million and $15.1 million during the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic acquisitions, initiatives, partnerships, or investments, including the planned expansion of our AutoNation USA used vehicle stores and our investments in digital and online capabilities and mobility solutions; our expectations for the future performance of our business and the automotive retail industry; as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
We had $2.2 billion of variable rate vehicle floorplan payable at March 31, 2023, and $2.1 billion at December 31, 2022. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $21.9 million at March 31, 2023, and $21.1 million at December 31, 2022. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $285.0 million of commercial paper notes outstanding at March 31, 2023, and $50.0 million at December 31, 2022. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $2.9 million at March 31, 2023, and $0.5 million at December 31, 2022.
Our fixed rate senior unsecured notes totaled $3.2 billion and had a fair value of $2.9 billion as of March 31, 2023, and totaled $3.2 billion and had a fair value of $2.8 billion as of December 31, 2022.
As of March 31, 2023, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.

Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $14.3 million at March 31, 2023. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $1.4 million. We also have a minority equity investment without a readily determinable fair value. This equity investment is measured using a measurement alternative as permitted by accounting standards and was initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold this investment, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at March 31, 2023. A hypothetical 10% observable price change for this equity investment would result in an approximate change to gain or loss of $5.7 million. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
January 1, 2023 - January 31, 2023	835,555	$111.56	835,555	$1,091.2
February 1, 2023 - February 28, 2023	—	$—	—	$1,091.2
March 1, 2023 - March 31, 2023	1,577,918	$134.22	1,577,918	$879.4
Total	2,413,473		2,413,473

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2023, $879.4 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Second Amendment, dated as of March 2, 2023, to the Third Amended and Restated Credit Agreement, dated as of March 26, 2020, by and among AutoNation, Inc., each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.2	Form of AutoNation, Inc. Stock Unit Award Agreement for grants in 2023.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 20, 2023	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)