Form 10-Q
period 2023-09-30
AUTONATION, INC.
filed 2023-10-27
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 25, 2023, the registrant had 42,520,469 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64.0	$72.6
Receivables, net	877.3	858.8
Inventory	2,645.6	2,048.3
Other current assets	186.2	158.3
Total Current Assets	3,773.1	3,138.0
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $47.9 million and $57.5 million, respectively	320.0	303.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.1 billion and $1.9 billion, respectively	3,723.5	3,607.2
OPERATING LEASE ASSETS	371.0	323.5
GOODWILL	1,455.7	1,320.1
OTHER INTANGIBLE ASSETS, NET	931.8	837.0
OTHER ASSETS	665.9	530.8
Total Assets	$11,241.0	$10,059.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,358.7	$946.6
Vehicle floorplan payable - non-trade	1,456.1	1,162.7
Accounts payable	341.6	327.6
Commercial paper	350.0	50.0
Current maturities of long-term debt	12.8	12.6
Current portion of non-recourse debt	7.2	10.7
Accrued payroll and benefits	282.7	238.0
Other current liabilities	722.7	657.5
Total Current Liabilities	4,531.8	3,405.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,579.6	3,586.9
NON-RECOURSE DEBT, NET OF CURRENT PORTION	238.9	312.9
NONCURRENT OPERATING LEASE LIABILITIES	339.3	296.9
DEFERRED INCOME TAXES	60.4	76.5
OTHER LIABILITIES	349.0	333.0
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at September 30, 2023, and December 31, 2022, including shares held in treasury	0.6	0.6
Additional paid-in capital	18.6	3.1
Retained earnings	4,426.8	3,663.7
Treasury stock, at cost; 20,790,347 and 15,915,358 shares held, respectively	(2,304.0)	(1,619.6)
Total Shareholders’ Equity	2,142.0	2,047.8
Total Liabilities and Shareholders’ Equity	$11,241.0	$10,059.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
New vehicle	$3,187.6	$2,863.9	$9,400.5	$8,606.9
Used vehicle	2,172.1	2,401.7	6,292.7	7,494.5
Parts and service	1,157.4	1,032.1	3,392.5	3,072.3
Finance and insurance, net	369.5	360.7	1,071.4	1,092.2
Other	6.1	7.6	24.4	22.1
TOTAL REVENUE	6,892.7	6,666.0	20,181.5	20,288.0
Cost of sales:
New vehicle	2,936.9	2,534.2	8,575.2	7,578.7
Used vehicle	2,044.3	2,259.7	5,876.2	7,059.4
Parts and service	611.6	553.5	1,793.1	1,650.9
Other	5.3	5.8	20.7	15.6
TOTAL COST OF SALES	5,598.1	5,353.2	16,265.2	16,304.6
Gross profit:
New vehicle	250.7	329.7	825.3	1,028.2
Used vehicle	127.8	142.0	416.5	435.1
Parts and service	545.8	478.6	1,599.4	1,421.4
Finance and insurance	369.5	360.7	1,071.4	1,092.2
Other	0.8	1.8	3.7	6.5
TOTAL GROSS PROFIT	1,294.6	1,312.8	3,916.3	3,983.4
Selling, general, and administrative expenses	819.3	763.2	2,444.9	2,259.4
Depreciation and amortization	55.7	50.1	163.1	148.9
Other (income) expense, net	0.1	(23.0)	6.3	(24.5)
OPERATING INCOME	419.5	522.5	1,302.0	1,599.6
Non-operating income (expense) items:
Floorplan interest expense	(38.3)	(10.7)	(98.2)	(21.7)
Other interest expense	(48.8)	(33.7)	(135.9)	(97.4)
Other income (loss), net	(5.0)	(4.6)	4.6	(24.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	327.4	473.5	1,072.5	1,455.8
Income tax provision	83.7	120.8	268.5	364.5
NET INCOME FROM CONTINUING OPERATIONS	243.7	352.7	804.0	1,091.3
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	0.9	(0.3)
NET INCOME	$243.7	$352.6	$804.9	$1,091.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$5.59	$6.35	$17.75	$18.65
Discontinued operations	$—	$—	$0.02	$(0.01)
Net income	$5.59	$6.35	$17.77	$18.65
Weighted average common shares outstanding	43.6	55.5	45.3	58.5
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$5.54	$6.31	$17.63	$18.53
Discontinued operations	$—	$—	$0.02	$(0.01)
Net income	$5.54	$6.31	$17.65	$18.52
Weighted average common shares outstanding	44.0	55.9	45.6	58.9
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	42.8	52.3	42.8	52.3
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8
Net income	—	—	—	288.7	—	288.7
Repurchases of common stock, including excise tax	—	—	—	—	(307.5)	(307.5)
Stock-based compensation expense	—	—	15.1	—	—	15.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(15.2)	(41.8)	33.2	(23.8)
BALANCE AT MARCH 31, 2023	63,562,149	$0.6	$3.0	$3,910.6	$(1,893.9)	$2,020.3
Net income	—	—	—	272.5	—	272.5
Repurchases of common stock, including excise tax	—	—	—	—	(209.5)	(209.5)
Stock-based compensation expense	—	—	8.3	—	—	8.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.3)	—	0.5	0.2
BALANCE AT JUNE 30, 2023	63,562,149	$0.6	$11.0	$4,183.1	$(2,102.9)	$2,091.8
Net income	—	—	—	243.7	—	243.7
Repurchases of common stock, including excise tax	—	—	—	—	(202.0)	(202.0)
Stock-based compensation expense	—	—	8.2	—	—	8.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.6)	—	0.9	0.3
BALANCE AT SEPTEMBER 30, 2023	63,562,149	$0.6	$18.6	$4,426.8	$(2,304.0)	$2,142.0

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0
Net income	—	—	—	362.1	—	362.1
Repurchases of common stock	—	—	—	—	(380.9)	(380.9)
Stock-based compensation expense	—	—	15.9	—	—	15.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(16.7)	(58.1)	46.3	(28.5)
BALANCE AT MARCH 31, 2022	86,562,149	$0.8	$2.4	$4,943.9	$(2,601.5)	$2,345.6
Net income	—	—	—	376.3	—	376.3
Repurchases of common stock	—	—	—	—	(403.9)	(403.9)
Stock-based compensation expense	—	—	5.3	—	—	5.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(2.5)	—	4.2	1.7
BALANCE AT JUNE 30, 2022	86,562,149	$0.8	$5.2	$5,320.2	$(3,001.2)	$2,325.0
Net income	—	—	—	352.6	—	352.6
Repurchases of common stock	—	—	—	—	(428.2)	(428.2)
Stock-based compensation expense	—	—	5.1	—	—	5.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(1.0)	—	1.7	0.7
BALANCE AT SEPTEMBER 30, 2022	86,562,149	$0.8	$9.3	$5,672.8	$(3,427.7)	$2,255.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$804.9	$1,091.0
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.9)	0.3
Depreciation and amortization	163.1	148.9
Amortization of debt issuance costs and accretion of debt discounts	7.0	4.5
Stock-based compensation expense	31.6	26.3
Provision for credit losses on auto loans receivable	36.0	—
Deferred income tax provision	5.1	5.5
Net gain related to business/property dispositions	(1.1)	(17.1)
(Gain) loss on corporate-owned life insurance asset	(4.9)	26.0
Gain on sale of auto loans receivable	(8.1)	—
Other	6.2	1.1
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	(15.1)	80.3
Auto loans receivable, net	(112.7)	—
Inventory	(563.0)	(9.1)
Other assets	(108.2)	(28.6)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	412.0	124.0
Accounts payable	6.4	(52.2)
Other liabilities	104.6	42.7
Net cash provided by continuing operations	762.9	1,443.6
Net cash used in discontinued operations	(0.3)	(0.3)
Net cash provided by operating activities	762.6	1,443.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(286.0)	(236.2)
Proceeds from the disposal of assets held for sale	2.5	22.8
Cash received from business divestitures, net of cash relinquished	—	55.2
Cash used in business acquisitions, net of cash acquired	(271.1)	—
Originations of auto loans receivable acquired through third-party dealers	(110.9)	—
Collections on auto loans receivable acquired through third-party dealers	110.1	—
Proceeds from the sale of auto loans receivable	68.7	—
Deposits for investment	—	(81.6)
Other	(10.3)	(7.5)
Net cash used in continuing operations	(497.0)	(247.3)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(497.0)	(247.3)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2023	2022
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(723.2)	(1,177.4)
Proceeds from 3.85% Senior Notes due 2032	—	698.8
Net proceeds from (payments of) commercial paper	300.0	(340.0)
Proceeds from non-recourse debt	151.6	—
Payments of non-recourse debt	(232.1)	—
Payment of debt issuance costs	(6.6)	(6.6)
Net proceeds from vehicle floorplan payable - non-trade	260.4	46.4
Payments of other debt obligations	(9.4)	(8.7)
Proceeds from the exercise of stock options	1.9	3.4
Payments of tax withholdings for stock-based awards	(25.2)	(29.5)
Net cash used in continuing operations	(282.6)	(813.6)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(282.6)	(813.6)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(17.0)	382.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	95.4	60.6
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$78.4	$443.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2023, we owned and operated 354 new vehicle franchises from 253 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2023, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2023, we also owned and operated 53 AutoNation-branded collision centers, 17 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing on certain vehicles we sell through our captive finance company. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store and other operations are conducted by our subsidiaries.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.    REVENUE RECOGNITION
Disaggregation of Revenue
The significant majority of our revenue is from contracts with customers. Taxes assessed by governmental authorities that are directly imposed on revenue transactions are excluded from revenue and expenses. In the following tables, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. The tables also include a reconciliation of the disaggregated revenue to reportable segment revenue.

	Three Months Ended September 30, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$916.1	$1,042.5	$1,229.0	$—	$3,187.6
Used vehicle	649.1	602.4	773.1	147.5	2,172.1
Parts and service	301.7	299.6	402.4	153.7	1,157.4
Finance and insurance, net	115.6	129.1	111.5	13.3	369.5
Other	1.4	3.6	0.1	1.0	6.1
	$1,983.9	$2,077.2	$2,516.1	$315.5	$6,892.7

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,765.2	$1,841.7	$2,175.5	$211.3	$5,993.7
Goods and services transferred over time(2)	218.7	235.5	340.6	104.2	899.0
	$1,983.9	$2,077.2	$2,516.1	$315.5	$6,892.7

	Three Months Ended September 30, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$875.0	$814.1	$1,174.8	$—	$2,863.9
Used vehicle	764.3	667.4	853.0	117.0	2,401.7
Parts and service	275.8	266.2	364.5	125.6	1,032.1
Finance and insurance, net	117.1	123.1	112.5	8.0	360.7
Other	0.6	4.4	1.6	1.0	7.6
	$2,032.8	$1,875.2	$2,506.4	$251.6	$6,666.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,839.4	$1,673.0	$2,199.8	$169.9	$5,882.1
Goods and services transferred over time(2)	193.4	202.2	306.6	81.7	783.9
	$2,032.8	$1,875.2	$2,506.4	$251.6	$6,666.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,667.1	$2,910.1	$3,823.3	$—	$9,400.5
Used vehicle	1,880.4	1,707.7	2,275.8	428.8	6,292.7
Parts and service	888.0	859.3	1,188.9	456.3	3,392.5
Finance and insurance, net	332.2	369.5	332.3	37.4	1,071.4
Other	2.8	17.6	1.2	2.8	24.4
	$5,770.5	$5,864.2	$7,621.5	$925.3	$20,181.5

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,134.6	$5,200.1	$6,613.1	$616.7	$17,564.5
Goods and services transferred over time(2)	635.9	664.1	1,008.4	308.6	2,617.0
	$5,770.5	$5,864.2	$7,621.5	$925.3	$20,181.5

	Nine Months Ended September 30, 2022
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,555.6	$2,548.1	$3,503.2	$—	$8,606.9
Used vehicle	2,374.2	2,074.6	2,673.7	372.0	7,494.5
Parts and service	820.0	788.0	1,083.4	380.9	3,072.3
Finance and insurance, net	355.7	375.2	338.1	23.2	1,092.2
Other	2.6	13.1	3.3	3.1	22.1
	$6,108.1	$5,799.0	$7,601.7	$779.2	$20,288.0

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,538.8	$5,205.8	$6,697.5	$536.0	$17,978.1
Goods and services transferred over time(2)	569.3	593.2	904.2	243.2	2,309.9
	$6,108.1	$5,799.0	$7,601.7	$779.2	$20,288.0

(1) “Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and our mobile automotive repair and maintenance business.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$106.2	$36.2	$51.6	$18.4
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	September 30, 2023	December 31, 2022
Receivables from contracts with customers, net	$629.1	$634.5
Contract Asset (Current)	$22.5	$27.7
Contract Asset (Long-Term)	$3.4	$8.6
Contract Liability (Current)	$41.9	$41.8
Contract Liability (Long-Term)	$70.0	$66.6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amounts included in contract liability at the beginning of the period	$8.5	$8.1	$26.9	$25.9
Performance obligations satisfied in previous periods	$4.1	$(0.9)	$1.5	$3.8
Other significant changes include contract assets reclassified to receivables of $28.7 million for the nine months ended September 30, 2023, and $30.5 million for the nine months ended September 30, 2022.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested restricted stock unit (“RSU”) awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, including the dilutive effect of unvested RSU awards and stock options.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income from continuing operations	$243.7	$352.7	$804.0	$1,091.3
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	0.9	(0.3)
Net income	$243.7	$352.6	$804.9	$1,091.0

Basic weighted average common shares outstanding	43.6	55.5	45.3	58.5
Dilutive effect of unvested RSUs and stock options	0.4	0.4	0.3	0.4
Diluted weighted average common shares outstanding	44.0	55.9	45.6	58.9

Basic EPS amounts(1):
Continuing operations	$5.59	$6.35	$17.75	$18.65
Discontinued operations	$—	$—	$0.02	$(0.01)
Net income	$5.59	$6.35	$17.77	$18.65

Diluted EPS amounts(1):
Continuing operations	$5.54	$6.31	$17.63	$18.53
Discontinued operations	$—	$—	$0.02	$(0.01)
Net income	$5.54	$6.31	$17.65	$18.52

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Anti-dilutive equity instruments excluded from the computation of diluted EPS	—	0.1	—	0.1

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	September 30, 2023	December 31, 2022
Contracts-in-transit and vehicle receivables	$408.0	$441.1
Trade receivables	172.4	156.6
Manufacturer receivables	212.3	174.4
Income taxes receivable (see Note 9)	24.8	20.2
Other	61.8	68.2
	879.3	860.5
Less: allowances for expected credit losses	(2.0)	(1.7)
Receivables, net	$877.3	$858.8
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

5.AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through our auto finance company (referred to as AutoNation Finance), as well as retail vehicle installment sales contracts acquired through third-party independent dealers. In September 2023, we discontinued acquiring installment sales contracts through third-party independent dealers. Auto loans receivable are presented net of an allowance for expected credit losses. Auto loans receivable represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for expected credit losses.
AutoNation Finance operating results include the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated credit losses, and direct expenses, as well as gains or losses on the sale of auto loans receivable. AutoNation Finance income (loss) is included as a component of Other (Income) Expense, Net (within Operating Income). Interest income on auto loans receivable is recognized when earned based on contractual loan terms. Direct costs associated with loan originations are capitalized and amortized using the effective interest method.
Auto Loans Receivable, Net
The components of auto loans receivable, net of unearned discounts and allowances for expected credit losses, at September 30, 2023, and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
Total auto loans receivable	$373.6	$377.0
Accrued interest and fees	4.1	4.4
Deferred loan origination costs	0.7	0.5
Less: unearned discounts	(10.5)	(21.3)
Less: allowances for expected credit losses	(47.9)	(57.5)
Auto loans receivable, net	$320.0	$303.1

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of September 30, 2023, and December 31, 2022, disaggregated by major credit program tier:

	Fiscal Year of Origination
As of September 30, 2023	2023	2022	2021	2020	2019	Prior to 2019	Total
Credit Program Tier(1):
Platinum	$70.4	$16.5	$9.2	$4.0	$4.0	$0.7	$104.8
Gold	52.8	39.8	21.0	8.2	5.8	1.2	128.8
Silver	50.4	37.4	19.2	6.3	3.9	0.6	117.8
Bronze	6.2	1.4	7.3	1.9	0.1	0.1	17.0
Copper	0.4	0.4	3.5	0.7	0.1	0.1	5.2
Total auto loans receivable	$180.2	$95.5	$60.2	$21.1	$13.9	$2.7	$373.6

Current-period gross write-offs	$4.5	$27.3	$12.5	$3.7	$2.1	$0.6	$50.7

	Fiscal Year of Origination
As of December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Total
Credit Program Tier(1):
Platinum	$21.9	$12.9	$6.4	$7.4	$2.2	$0.2	$51.0
Gold	53.7	30.0	12.9	10.6	3.2	0.4	110.8
Silver	61.9	29.8	10.4	8.0	1.9	0.1	112.1
Bronze	41.4	17.1	7.4	3.7	1.0	0.1	70.7
Copper	19.2	8.0	2.6	1.8	0.7	0.1	32.4
Total auto loans receivable	$198.1	$97.8	$39.7	$31.5	$9.0	$0.9	$377.0

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
Balance as of beginning of year	$57.5
Provision for credit losses	36.0
Write-offs	(50.7)
Recoveries(1)	21.2
Sold loans	(16.1)
Balance as of September 30, 2023	$47.9

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
During the three and nine months ended September 30, 2023, we sold loans with an aggregate amortized cost of $60.6 million, net of allowance for expected credit losses of $16.1 million, for cash proceeds of $68.7 million. We recorded a net gain on sale of $8.1 million pre-tax. We have no continuing involvement in the sold loans as they were sold without recourse to us for their post-sale performance.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of September 30, 2023, and December 31, 2022:

	Age Analysis of Past-Due Auto Loans Receivable as of
	September 30, 2023	December 31, 2022
31-60 Days	$18.6	$13.0
61-90 Days	5.5	4.1
Greater than 90 Days	3.7	2.6
Total Past Due	$27.8	$19.7

Current	345.8	357.3
Total	$373.6	$377.0

6.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2023	December 31, 2022
New vehicles	$1,578.7	$1,009.7
Used vehicles	801.0	789.1
Parts, accessories, and other	265.9	249.5
Inventory	$2,645.6	$2,048.3

The components of vehicle floorplan payable are as follows:

	September 30, 2023	December 31, 2022
Vehicle floorplan payable - trade	$1,358.7	$946.6
Vehicle floorplan payable - non-trade	1,456.1	1,162.7
Vehicle floorplan payable	$2,814.8	$2,109.3
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
At September 30, 2023, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 7.0% at September 30, 2023, and 5.9% at December 31, 2022. As of September 30, 2023, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.6 billion, of which $2.2 billion had been borrowed.
At September 30, 2023, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 7.0% at September 30, 2023, and 5.9% at December 31, 2022. As of September 30, 2023, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $775.6 million, of which $591.3 million had been borrowed. The remaining borrowing capacity of $184.3 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2023	December 31, 2022
Goodwill (1)	$1,455.7	$1,320.1

Franchise rights - indefinite-lived	$876.2	$816.2
Other intangibles	70.7	30.7
	946.9	846.9
Less: accumulated amortization	(15.1)	(9.9)
Other intangible assets, net	$931.8	$837.0

(1) The change in goodwill from the prior period is primarily due to the acquisition of the mobile repair and maintenance business we acquired in January 2023. Such goodwill is reflected in our Mobile Service reporting unit.

Goodwill and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2023	December 31, 2022
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		365.3	375.5
			3,615.3	3,625.5
Less: unamortized debt discounts and debt issuance costs			(22.9)	(26.0)
Less: current maturities			(12.8)	(12.6)
Long-term debt, net of current maturities			$3,579.6	$3,586.9

Debt Refinancing Transaction
On July 18, 2023, we amended and restated our unsecured credit agreement to, among other things, (1) increase the revolving credit facility (the “facility”) commitment from $1.8 billion to $1.9 billion, (2) extend the maturity date of the facility to July 18, 2028, (3) allow for the maximum leverage ratio covenant to increase from 3.75x to 4.25x for four fiscal quarters in the event that we complete a material acquisition, and (4) replace the maximum capitalization ratio covenant with a minimum interest coverage ratio covenant.
Senior Unsecured Notes and Credit Agreement
The interest rates payable on our 3.5% Senior Notes, 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2023, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.8 million at September 30, 2023, leaving a borrowing capacity under our credit agreement of $1.9 billion at September 30, 2023.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
guarantees would be full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries would be minor.
Other Long-Term Debt
At September 30, 2023, we had finance leases and other debt obligations of $365.3 million, which are due at various dates through 2041.
Commercial Paper
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis. On August 16, 2023, we increased the maximum aggregate principal amount that may be outstanding at any time under the commercial paper program from $1.0 billion to $1.9 billion. The interest rate for the commercial paper notes varies based on duration and market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. Proceeds from the issuance of commercial paper notes are used to repay borrowings under the revolving credit facility, to finance acquisitions, and for strategic initiatives, working capital, capital expenditures, share repurchases, and/or other general corporate purposes. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. A downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
At September 30, 2023, we had $350.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 6.05% and a weighted-average remaining term of 16 days. At December 31, 2022, we had $50.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.30% and a weighted-average remaining term of 1 day.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Non-recourse debt outstanding at September 30, 2023, and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
Warehouse facilities	$189.0	$181.8
Term securitization debt of consolidated VIEs	59.2	146.9
	248.2	328.7
Less: unamortized debt discounts and debt issuance costs	(2.1)	(5.1)
Less: current maturities	(7.2)	(10.7)
Non-recourse debt, net of current maturities	$238.9	$312.9
The timing of principal payments on the non-recourse debt is based on the timing of principal collections and defaults on the related auto loans receivable. The current portion of non-recourse debt represents the portion of the payments received from the auto loans receivable that are due to be distributed as principal payments on the non-recourse debt in the following period.
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. One of the warehouse facilities matures on October 1, 2024, and the other matures on December 17, 2023. Aggregate commitments under the warehouse facilities total $350.0 million.
The term securitization debt of consolidated VIEs consists of various notes with interest rates ranging from 1.49% to 4.45% and maturity dates ranging from August 2026 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $4.6 million as of September 30, 2023, and $14.9 million as of December 31, 2022, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $59.8 million as of September 30, 2023, and $151.4 million as of December 31, 2022.

9.INCOME TAXES
Income taxes receivable included in Receivables, net totaled $24.8 million at September 30, 2023 and $20.2 million at December 31, 2022.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Shares repurchased	1.3	3.8	5.3	10.9
Aggregate purchase price (1)	$200.0	$428.2	$712.4	$1,213.1
Average purchase price per share	$155.91	$113.51	$135.38	$110.96

(1) Excludes excise tax accrual imposed under the Inflation Reduction Act of $2.0 million and $6.6 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2023, $472.0 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Shares issued (in actual number of shares)	7,000	16,570	37,996	71,030
Proceeds from the exercise of stock options	$0.4	$0.8	$1.9	$3.4
Average exercise price per share	$57.15	$48.15	$50.34	$47.94
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2023	2022	2023	2022
Shares issued	987	1,227	531,994	775,312
Shares surrendered to AutoNation to satisfy tax withholding obligations	278	570	182,527	263,521

11. ACQUISITIONS AND DIVESTITURES
During the nine months ended September 30, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, and we also purchased seven stores. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital, deferred tax assets and liabilities, and residual goodwill. We did not purchase any stores during the nine months ended September 30, 2022.
The acquisitions that occurred during the nine months ended September 30, 2023, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire nine month periods ended September 30, 2023 and 2022, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
We did not divest any stores during the nine months ended September 30, 2023. We divested three stores during the nine months ended September 30, 2022. We recognized net gains related to divestitures of $16.1 million during the nine months

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
ended September 30, 2022, which are included in Other Income, Net (within Operating Income) in our Consolidated Statement of Operations. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

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

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$64.0	$72.6
Restricted cash included in Other Current Assets	12.6	15.6
Restricted cash included in Other Assets	1.8	7.2
Total cash, cash equivalents, and restricted cash	$78.4	$95.4
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $33.5 million at September 30, 2023, and $29.7 million at September 30, 2022.

	Nine Months Ended
	September 30,
	2023	2022
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$78.6	$53.2
Finance lease liabilities	$40.3	$20.2
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $218.2 million during the nine months ended September 30, 2023, and $96.7 million during the nine months ended September 30, 2022. We made income tax payments, net of income tax refunds, of $267.2 million during the nine months ended September 30, 2023, and $368.0 million during the nine months ended September 30, 2022.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. The fair value of our equity investments with readily determinable fair values totaled $13.3 million at September 30, 2023, and $15.4 million at December 31, 2022.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at September 30, 2023, and $56.7 million at December 31, 2022. This equity investment reflects a cumulative upward adjustment of $3.4 million based on an observable price change. We did not record any upward adjustments during the nine months ended September 30, 2023. Additionally, we have not recorded any impairments or downward adjustments to the carrying amount of this equity investment as of and for the nine months ended September 30, 2023.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

	Nine Months Ended
	September 30,
	2023	2022
Net losses recognized during the period on equity securities	$(2.3)	$(0.1)
Less: Net losses recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(2.3)	$(0.1)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	September 30, 2023	December 31, 2022
Carrying value	$3,227.1	$3,224.0
Fair value	$2,817.8	$2,803.6

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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2023 and 2022:

	2023		2022
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$(2.7)	$—	$(1.0)
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
We had assets held for sale in continuing operations of $41.6 million as of September 30, 2023, and $5.7 million as of December 31, 2022, primarily related to inventory, goodwill, and property of disposal groups held for sale, as well as property held for sale. We had no assets held for sale in discontinued operations as of September 30, 2023, and $1.1 million as of December 31, 2022, which was related to property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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
As of September 30, 2023 and 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Other Matters
AutoNation, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by our subsidiaries of their respective store premises. Pursuant to these leases, we agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, we enter into agreements with third parties in connection with the sale of assets or businesses in which we agree to indemnify the purchaser or related parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, we enter into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, our liability would be limited by the terms of the applicable agreement.
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2024 to 2034 are approximately $5 million at September 30, 2023. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
At September 30, 2023, surety bonds, letters of credit, and cash deposits totaled $111.5 million, of which $0.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

15.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2023, approximately 63% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2023, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $212.3 million at September 30, 2023, and $174.4 million at December 31, 2022. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2023, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

16.SEGMENT INFORMATION
At September 30, 2023 and 2022, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and our mobile automotive repair and maintenance business, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as the results of our auto finance company, unallocated corporate overhead expenses, and other income items.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,983.9	$2,077.2	$2,516.1	$5,770.5	$5,864.2	$7,621.5
Segment income (1)	$107.2	$164.7	$192.9	$341.5	$498.1	$641.2

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$2,032.8	$1,875.2	$2,506.4	$6,108.1	$5,799.0	$7,601.7
Segment income (1)	$142.7	$180.3	$235.2	$445.2	$559.0	$722.2

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total segment income for reportable segments	$464.8	$558.2	$1,480.8	$1,726.4
Corporate and other	(83.6)	(46.4)	(277.0)	(148.5)
Other interest expense	(48.8)	(33.7)	(135.9)	(97.4)
Other income (loss), net	(5.0)	(4.6)	4.6	(24.7)
Income from continuing operations before income taxes	$327.4	$473.5	$1,072.5	$1,455.8

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2023, we owned and operated 354 new vehicle franchises from 253 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2023, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2023, we also owned and operated 53 AutoNation-branded collision centers, 17 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing on certain vehicles we sell through our captive finance company. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging the AutoNation retail brand and advertising, implementing standardized processes, and increasing productivity across all of our stores.
At September 30, 2023, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2023, new vehicle sales accounted for 47% of our total revenue and 21% of our total gross profit. Used vehicle sales accounted for 31% of our total revenue and 11% of our total gross profit. Our parts and service operations, while comprising 17% of our total revenue, contributed 41% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 27% of our total gross profit.
Market Conditions
In the third quarter of 2023, U.S. industry retail new vehicle unit sales increased approximately 12% as compared to the third quarter of 2022. Although new vehicle inventory levels for certain manufacturers and models increased during the third quarter of 2023, there continues to be a shortage of available new vehicles for sale as compared to historical inventory levels for certain manufacturers and models, driven largely by disruptions in the manufacturers’ supply chains. The decline in new vehicle unit volume in recent years has adversely impacted the availability of nearly new vehicle inventory, which has had an adverse impact on our used vehicle sales volume. Additionally, worsening economic conditions, including rising interest rates, could adversely impact consumer demand for vehicles.
On September 15, 2023, the United Auto Workers launched strikes against Ford, General Motors (“GM”), and Stellantis (the parent company of Chrysler). We have 34 Ford stores, 32 GM stores, and 24 Chrysler stores in our portfolio. There were no material impacts to our results during the third quarter of 2023. However, if the strikes continue for a prolonged period of time, it could adversely impact parts inventory supply and the availability of certain vehicle models.

Results of Operations
During the three months ended September 30, 2023, we had net income of $243.7 million and diluted earnings per share of $5.54, as compared to net income of $352.6 million and diluted earnings per share of $6.31 during the same period in 2022.
Our total gross profit decreased 1.4% during the third quarter of 2023 compared to the third quarter of 2022, driven by decreases in new vehicle gross profit of 24.0% and used vehicle gross profit of 10.0%, each as compared to the third quarter of 2022. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from increasing supply and availability of new vehicle inventory, which has resulted in moderation of pricing and margins. Used vehicle gross profit was adversely impacted primarily by a decrease in used vehicle unit volume due in part to lower availability and levels of nearly new vehicle inventory as a result of the decline in new vehicle unit volume in recent years. The decreases in gross profit were partially offset by an increase in parts and service gross profit of 14.0%, as compared to the third quarter of 2022. Parts and service results benefited primarily from increases in gross profit from customer-pay service, the preparation of vehicles for sale, and warranty service.
SG&A expenses increased largely due to acquisitions and newly opened stores and expenditures associated with investments in technology and strategic initiatives. Floorplan interest expense increased due to higher average interest rates and higher average floorplan balances. Other interest expense increased due to higher average interest rates and higher average debt balances.
Net income during the three months ended September 30, 2022, benefited from after-tax gains related to store/property divestitures of $12.1 million and a legal settlement of $4.9 million.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our consolidated balance sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends. Our new vehicle inventory units at September 30, 2023 and 2022, were 27,544 and 13,303, respectively. While our new vehicle inventory units have increased compared to the prior year, by historical standards, our inventory unit levels are significantly lower driven largely by disruptions in the manufacturers’ supply chains. Inadequate levels of new vehicle availability could adversely affect our financial results.
We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory balance was net of cumulative write-downs of $0.9 million at September 30, 2023. We had no new vehicle inventory write-downs at December 31, 2022.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $7.0 million at September 30, 2023, and $7.4 million at December 31, 2022.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $7.3 million at September 30, 2023, and $7.4 million at December 31, 2022.
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
As of September 30, 2023, we have $234.6 million of goodwill related to the Domestic reporting unit, $526.6 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, $129.4 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,187.6	$2,863.9	$323.7	11.3	$9,400.5	$8,606.9	$793.6	9.2
Retail used vehicle	2,025.1	2,253.1	(228.0)	(10.1)	5,858.4	7,007.5	(1,149.1)	(16.4)
Wholesale	147.0	148.6	(1.6)	(1.1)	434.3	487.0	(52.7)	(10.8)
Used vehicle	2,172.1	2,401.7	(229.6)	(9.6)	6,292.7	7,494.5	(1,201.8)	(16.0)
Finance and insurance, net	369.5	360.7	8.8	2.4	1,071.4	1,092.2	(20.8)	(1.9)
Total variable operations(1)	5,729.2	5,626.3	102.9	1.8	16,764.6	17,193.6	(429.0)	(2.5)
Parts and service	1,157.4	1,032.1	125.3	12.1	3,392.5	3,072.3	320.2	10.4
Other	6.1	7.6	(1.5)		24.4	22.1	2.3
Total revenue	$6,892.7	$6,666.0	$226.7	3.4	$20,181.5	$20,288.0	$(106.5)	(0.5)
Gross profit:
New vehicle	$250.7	$329.7	$(79.0)	(24.0)	$825.3	$1,028.2	$(202.9)	(19.7)
Retail used vehicle	126.6	140.9	(14.3)	(10.1)	398.3	413.4	(15.1)	(3.7)
Wholesale	1.2	1.1	0.1		18.2	21.7	(3.5)
Used vehicle	127.8	142.0	(14.2)	(10.0)	416.5	435.1	(18.6)	(4.3)
Finance and insurance	369.5	360.7	8.8	2.4	1,071.4	1,092.2	(20.8)	(1.9)
Total variable operations(1)	748.0	832.4	(84.4)	(10.1)	2,313.2	2,555.5	(242.3)	(9.5)
Parts and service	545.8	478.6	67.2	14.0	1,599.4	1,421.4	178.0	12.5
Other	0.8	1.8	(1.0)		3.7	6.5	(2.8)
Total gross profit	1,294.6	1,312.8	(18.2)	(1.4)	3,916.3	3,983.4	(67.1)	(1.7)
Selling, general, and administrative expenses	819.3	763.2	(56.1)	(7.4)	2,444.9	2,259.4	(185.5)	(8.2)
Depreciation and amortization	55.7	50.1	(5.6)		163.1	148.9	(14.2)
Other (income) expense, net	0.1	(23.0)	(23.1)		6.3	(24.5)	(30.8)
Operating income	419.5	522.5	(103.0)	(19.7)	1,302.0	1,599.6	(297.6)	(18.6)
Non-operating income (expense) items:
Floorplan interest expense	(38.3)	(10.7)	(27.6)		(98.2)	(21.7)	(76.5)
Other interest expense	(48.8)	(33.7)	(15.1)		(135.9)	(97.4)	(38.5)
Other income (loss), net	(5.0)	(4.6)	(0.4)		4.6	(24.7)	29.3
Income from continuing operations before income taxes	$327.4	$473.5	$(146.1)	(30.9)	$1,072.5	$1,455.8	$(383.3)	(26.3)
Retail vehicle unit sales:
New vehicle	62,289	55,565	6,724	12.1	179,798	169,897	9,901	5.8
Used vehicle	72,517	75,355	(2,838)	(3.8)	208,868	232,198	(23,330)	(10.0)
	134,806	130,920	3,886	3.0	388,666	402,095	(13,429)	(3.3)
Revenue per vehicle retailed:
New vehicle	$51,174	$51,541	$(367)	(0.7)	$52,284	$50,660	$1,624	3.2
Used vehicle	$27,926	$29,900	$(1,974)	(6.6)	$28,048	$30,179	$(2,131)	(7.1)
Gross profit per vehicle retailed:
New vehicle	$4,025	$5,934	$(1,909)	(32.2)	$4,590	$6,052	$(1,462)	(24.2)
Used vehicle	$1,746	$1,870	$(124)	(6.6)	$1,907	$1,780	$127	7.1
Finance and insurance	$2,741	$2,755	$(14)	(0.5)	$2,757	$2,716	$41	1.5
Total variable operations(2)	$5,540	$6,350	$(810)	(12.8)	$5,905	$6,301	$(396)	(6.3)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 (%)	2022 (%)	2023 (%)	2022 (%)
Revenue mix percentages:
New vehicle	46.2	43.0	46.6	42.4
Used vehicle	31.5	36.0	31.2	36.9
Parts and service	16.8	15.5	16.8	15.1
Finance and insurance, net	5.4	5.4	5.3	5.4
Other	0.1	0.1	0.1	0.2
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	19.4	25.1	21.1	25.8
Used vehicle	9.9	10.8	10.6	10.9
Parts and service	42.2	36.5	40.8	35.7
Finance and insurance	28.5	27.5	27.4	27.4
Other	—	0.1	0.1	0.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.9	11.5	8.8	11.9
Used vehicle - retail	6.3	6.3	6.8	5.9
Parts and service	47.2	46.4	47.1	46.3
Total	18.8	19.7	19.4	19.6
Selling, general, and administrative expenses	11.9	11.4	12.1	11.1
Operating income	6.1	7.8	6.5	7.9
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	63.3	58.1	62.4	56.7
Operating income	32.4	39.8	33.2	40.2

	September 30,
	2023	2022
Inventory days supply:
New vehicle (industry standard of selling days)	31 days	15 days
Used vehicle (trailing calendar month days)	33 days	34 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,117.8	$2,856.9	$260.9	9.1	$9,273.4	$8,572.1	$701.3	8.2
Retail used vehicle	1,955.5	2,248.4	(292.9)	(13.0)	5,685.7	6,976.6	(1,290.9)	(18.5)
Wholesale	142.6	147.7	(5.1)	(3.5)	424.8	484.3	(59.5)	(12.3)
Used vehicle	2,098.1	2,396.1	(298.0)	(12.4)	6,110.5	7,460.9	(1,350.4)	(18.1)
Finance and insurance, net	359.7	360.1	(0.4)	(0.1)	1,047.8	1,088.5	(40.7)	(3.7)
Total variable operations(1)	5,575.6	5,613.1	(37.5)	(0.7)	16,431.7	17,121.5	(689.8)	(4.0)
Parts and service	1,127.3	1,027.6	99.7	9.7	3,321.6	3,052.7	268.9	8.8
Other	5.9	7.6	(1.7)		24.1	22.1	2.0
Total revenue	$6,708.8	$6,648.3	$60.5	0.9	$19,777.4	$20,196.3	$(418.9)	(2.1)
Gross profit:
New vehicle	$245.7	$328.9	$(83.2)	(25.3)	$815.2	$1,024.4	$(209.2)	(20.4)
Retail used vehicle	121.8	140.9	(19.1)	(13.6)	386.5	412.5	(26.0)	(6.3)
Wholesale	1.6	1.2	0.4		18.8	21.9	(3.1)
Used vehicle	123.4	142.1	(18.7)	(13.2)	405.3	434.4	(29.1)	(6.7)
Finance and insurance	359.7	360.1	(0.4)	(0.1)	1,047.8	1,088.5	(40.7)	(3.7)
Total variable operations(1)	728.8	831.1	(102.3)	(12.3)	2,268.3	2,547.3	(279.0)	(11.0)
Parts and service	534.1	475.2	58.9	12.4	1,568.7	1,408.9	159.8	11.3
Other	0.6	1.7	(1.1)		3.5	6.4	(2.9)
Total gross profit	$1,263.5	$1,308.0	$(44.5)	(3.4)	$3,840.5	$3,962.6	$(122.1)	(3.1)
Retail vehicle unit sales:
New vehicle	60,690	55,464	5,226	9.4	177,094	169,391	7,703	4.5
Used vehicle	69,670	75,235	(5,565)	(7.4)	201,875	231,367	(29,492)	(12.7)
	130,360	130,699	(339)	(0.3)	378,969	400,758	(21,789)	(5.4)
Revenue per vehicle retailed:
New vehicle	$51,373	$51,509	$(136)	(0.3)	$52,364	$50,605	$1,759	3.5
Used vehicle	$28,068	$29,885	$(1,817)	(6.1)	$28,164	$30,154	$(1,990)	(6.6)
Gross profit per vehicle retailed:
New vehicle	$4,048	$5,930	$(1,882)	(31.7)	$4,603	$6,048	$(1,445)	(23.9)
Used vehicle	$1,748	$1,873	$(125)	(6.7)	$1,915	$1,783	$132	7.4
Finance and insurance	$2,759	$2,755	$4	0.1	$2,765	$2,716	$49	1.8
Total variable operations(2)	$5,578	$6,350	$(772)	(12.2)	$5,936	$6,302	$(366)	(5.8)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 (%)	2022 (%)	2023 (%)	2022 (%)
Revenue mix percentages:
New vehicle	46.5	43.0	46.9	42.4
Used vehicle	31.3	36.0	30.9	36.9
Parts and service	16.8	15.5	16.8	15.1
Finance and insurance, net	5.4	5.4	5.3	5.4
Other	—	0.1	0.1	0.2
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	19.4	25.1	21.2	25.9
Used vehicle	9.8	10.9	10.6	11.0
Parts and service	42.3	36.3	40.8	35.6
Finance and insurance	28.5	27.5	27.3	27.5
Other	—	0.2	0.1	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.9	11.5	8.8	12.0
Used vehicle - retail	6.2	6.3	6.8	5.9
Parts and service	47.4	46.2	47.2	46.2
Total	18.8	19.7	19.4	19.6

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,187.6	$2,863.9	$323.7	11.3	$9,400.5	$8,606.9	$793.6	9.2
Gross profit	$250.7	$329.7	$(79.0)	(24.0)	$825.3	$1,028.2	$(202.9)	(19.7)
Retail vehicle unit sales	62,289	55,565	6,724	12.1	179,798	169,897	9,901	5.8
Revenue per vehicle retailed	$51,174	$51,541	$(367)	(0.7)	$52,284	$50,660	$1,624	3.2
Gross profit per vehicle retailed	$4,025	$5,934	$(1,909)	(32.2)	$4,590	$6,052	$(1,462)	(24.2)
Gross profit as a percentage of revenue	7.9%	11.5%			8.8%	11.9%
Inventory days supply (industry standard of selling days)	31 days	15 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,117.8	$2,856.9	$260.9	9.1	$9,273.4	$8,572.1	$701.3	8.2
Gross profit	$245.7	$328.9	$(83.2)	(25.3)	$815.2	$1,024.4	$(209.2)	(20.4)
Retail vehicle unit sales	60,690	55,464	5,226	9.4	177,094	169,391	7,703	4.5
Revenue per vehicle retailed	$51,373	$51,509	$(136)	(0.3)	$52,364	$50,605	$1,759	3.5
Gross profit per vehicle retailed	$4,048	$5,930	$(1,882)	(31.7)	$4,603	$6,048	$(1,445)	(23.9)
Gross profit as a percentage of revenue	7.9%	11.5%			8.8%	12.0%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $69.8 million and $7.0 million in new vehicle revenue and $5.0 million and $0.8 million in new vehicle gross profit for the three months ended September 30, 2023 and 2022, respectively, and $127.1 million and $34.8 million in new vehicle revenue and $10.1 million and $3.8 million in new vehicle gross profit for the nine months ended September 30, 2023 and 2022, respectively, is related to acquisition and divestiture activity.
Third Quarter 2023 compared to Third Quarter 2022
Same store new vehicle revenue increased during the three months ended September 30, 2023, as compared to the same period in 2022, due to an increase in same store unit volume, which benefited from increasing supply of new vehicle inventory, particularly for Import manufacturers, and sustained consumer demand.
Same store revenue PVR was relatively flat during the three months ended September 30, 2023, as compared to the same period in 2022. Same store revenue PVR was adversely impacted by a shift in mix to Import vehicles, which have relatively lower average selling prices. The decrease in revenue PVR was partially offset by increases in manufacturers’ suggested retail prices, particularly for Premium Luxury vehicles.
Same store gross profit PVR decreased during the three months ended September 30, 2023, as compared to the same period in 2022. The prior year was impacted by a shortage of new vehicles available for sale due to disruptions in the manufacturers’ supply chains, which resulted in higher levels of profitability for new vehicle sales due to the demand and supply imbalance. In 2023, the increasing supply and availability of new vehicle inventory has resulted in moderation of pricing and margins. In addition, same store gross profit PVR was adversely impacted by the shift in mix to Import vehicles, which have a relatively lower average gross profit PVR.
First Nine Months 2023 compared to First Nine Months 2022
Same store new vehicle revenue increased during the nine months ended September 30, 2023, as compared to the same period in 2022, due to increases in same store unit volume and same store revenue PVR. Same store unit volume benefited from increasing supply of new vehicle inventory, particularly for Import manufacturers, and sustained consumer demand.
Same store revenue PVR increased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in manufacturers’ suggested retail prices, particularly for Premium Luxury vehicles.

Same store gross profit PVR decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increasing supply and availability of new vehicle inventory, which has resulted in moderation of pricing and margins.
New Vehicle Inventory Carrying Benefit (Expense)
The following table details net new vehicle inventory carrying benefit (expense), consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit in accordance with GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2023	2022	Variance	2023	2022	Variance
Floorplan assistance	$31.5	$26.3	$5.2	$92.1	$81.1	$11.0
New vehicle floorplan interest expense	(35.1)	(9.4)	(25.7)	(89.1)	(18.2)	(70.9)
Net new vehicle inventory carrying benefit (expense)	$(3.6)	$16.9	$(20.5)	$3.0	$62.9	$(59.9)
Third Quarter 2023 compared to Third Quarter 2022
During the three months ended September 30, 2023, we had a net new vehicle inventory carrying expense of $3.6 million compared to a net new vehicle inventory carrying benefit of $16.9 million for the same period in 2022. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Up until the third quarter of 2023, since the first quarter of 2020, when the Federal Reserve cut interest rates to near 0%, we have had a net new vehicle inventory carrying benefit. Additionally, over this same period, our average floorplan balances have been significantly lower than historical standards due to manufacturers’ new vehicle inventory supply constraints. Increases to floorplan interest expense were partially offset by an increase in floorplan assistance due to an increase in unit volume and an increase in the average floorplan assistance rate per unit. With the increases in interest rates and new vehicle inventory supply, floorplan interest expense has increased, resulting in a net new vehicle inventory carrying expense for the three months ended September 30, 2023. If interest rates continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying expense.
First Nine Months 2023 compared to First Nine Months 2022
The net new vehicle inventory carrying benefit decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased due to higher average interest rates and higher average floorplan balances. Floorplan assistance increased due to an increase in the average floorplan assistance rate per unit and an increase in unit volume. As noted above, floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. If interest rates continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will incur a net new vehicle inventory carrying expense.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$2,025.1	$2,253.1	$(228.0)	(10.1)	$5,858.4	$7,007.5	$(1,149.1)	(16.4)
Wholesale revenue	147.0	148.6	(1.6)	(1.1)	434.3	487.0	(52.7)	(10.8)
Total revenue	$2,172.1	$2,401.7	$(229.6)	(9.6)	$6,292.7	$7,494.5	$(1,201.8)	(16.0)
Retail gross profit	$126.6	$140.9	$(14.3)	(10.1)	$398.3	$413.4	$(15.1)	(3.7)
Wholesale gross profit	1.2	1.1	0.1		18.2	21.7	(3.5)
Total gross profit	$127.8	$142.0	$(14.2)	(10.0)	$416.5	$435.1	$(18.6)	(4.3)
Retail vehicle unit sales	72,517	75,355	(2,838)	(3.8)	208,868	232,198	(23,330)	(10.0)
Revenue per vehicle retailed	$27,926	$29,900	$(1,974)	(6.6)	$28,048	$30,179	$(2,131)	(7.1)
Gross profit per vehicle retailed	$1,746	$1,870	$(124)	(6.6)	$1,907	$1,780	$127	7.1
Retail gross profit as a percentage of retail revenue	6.3%	6.3%			6.8%	5.9%
Inventory days supply (trailing calendar month days)	33 days	34 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,955.5	$2,248.4	$(292.9)	(13.0)	$5,685.7	$6,976.6	$(1,290.9)	(18.5)
Wholesale revenue	142.6	147.7	(5.1)	(3.5)	424.8	484.3	(59.5)	(12.3)
Total revenue	$2,098.1	$2,396.1	$(298.0)	(12.4)	$6,110.5	$7,460.9	$(1,350.4)	(18.1)
Retail gross profit	$121.8	$140.9	$(19.1)	(13.6)	$386.5	$412.5	$(26.0)	(6.3)
Wholesale gross profit	1.6	1.2	0.4		18.8	21.9	(3.1)
Total gross profit	$123.4	$142.1	$(18.7)	(13.2)	$405.3	$434.4	$(29.1)	(6.7)
Retail vehicle unit sales	69,670	75,235	(5,565)	(7.4)	201,875	231,367	(29,492)	(12.7)
Revenue per vehicle retailed	$28,068	$29,885	$(1,817)	(6.1)	$28,164	$30,154	$(1,990)	(6.6)
Gross profit per vehicle retailed	$1,748	$1,873	$(125)	(6.7)	$1,915	$1,783	$132	7.4
Retail gross profit as a percentage of retail revenue	6.2%	6.3%			6.8%	5.9%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $74.0 million and $5.6 million in total used vehicle revenue and $4.4 million and $0.1 million in total used vehicle gross profit for the three months ended September 30, 2023 and 2022, respectively, and $182.2 million and $33.6 million in total used vehicle revenue and $11.2 million and $0.7 million in total used vehicle gross profit for the nine months ended September 30, 2023 and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2023 compared to Third Quarter 2022
Same store retail used vehicle revenue decreased during the three months ended September 30, 2023, as compared to the same period in 2022, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is due in part to lower availability and levels of nearly new vehicle inventory as a result of the decline in new vehicle unit volume in recent years. Additionally, increasing supply of new vehicle inventory resulted in a shift in mix from used vehicles to new vehicles.
Same store revenue PVR decreased during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to a shift in mix towards lower-priced entry-level vehicles.
Same store gross profit PVR decreased during the three months ended September 30, 2023, as compared to the same period in 2022 due to a shift in mix towards lower-priced entry-level vehicles, which have a lower average gross profit PVR.

First Nine Months 2023 compared to First Nine Months 2022
Same store retail used vehicle revenue decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is due in part to lower availability and levels of nearly new vehicle inventory as a result of the decline in new vehicle unit volume in recent years. Additionally, increasing supply of new vehicle inventory resulted in a shift in mix from used vehicles to new vehicles.
Same store revenue PVR decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a shift in mix towards lower-priced entry-level vehicles.
Same store gross profit PVR increased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a disciplined sourcing and pricing strategy as we focused on efficient internal sourcing of our used vehicle inventory and balancing gross profit PVR and unit volume. The increase in gross profit PVR was partially offset by the shift in mix towards lower-priced entry-level vehicles, which have a lower average gross profit PVR.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,157.4	$1,032.1	$125.3	12.1	$3,392.5	$3,072.3	$320.2	10.4
Gross Profit	$545.8	$478.6	$67.2	14.0	$1,599.4	$1,421.4	$178.0	12.5
Gross profit as a percentage of revenue	47.2%	46.4%			47.1%	46.3%

Same Store:
Revenue	$1,127.3	$1,027.6	$99.7	9.7	$3,321.6	$3,052.7	$268.9	8.8
Gross Profit	$534.1	$475.2	$58.9	12.4	$1,568.7	$1,408.9	$159.8	11.3
Gross profit as a percentage of revenue	47.4%	46.2%			47.2%	46.2%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $30.1 million and $4.5 million in parts and service revenue and $11.7 million and $3.4 million in parts and service gross profit for the three months ended September 30, 2023 and 2022, respectively, and $70.9 million and $19.6 million in parts and service revenue and $30.7 million and $12.5 million in parts and service gross profit for the nine months ended September 30, 2023 and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2023 compared to Third Quarter 2022
During the three months ended September 30, 2023, same store parts and service revenue increased compared to the same period in 2022, primarily due to increases in revenue associated with customer-pay service of $40.5 million, the preparation of vehicles for sale of $27.1 million, and warranty service of $16.2 million. During the three months ended September 30, 2023, same store parts and service gross profit increased compared to the same period in 2022, primarily due to increases in gross profit associated with customer-pay service of $25.4 million, the preparation of vehicles for sale of $13.8 million, and warranty service of $12.6 million. Revenue and gross profit associated with customer-pay service and the preparation of vehicles for sale benefited from higher value repair orders and an increase in repair order volume. Warranty service revenue and gross profit benefited from higher value repair orders and improved parts and labor rates.
First Nine Months 2023 compared to First Nine Months 2022
During the nine months ended September 30, 2023, same store parts and service revenue increased compared to the same period in 2022, primarily due to increases in revenue associated with customer-pay service of $127.3 million, warranty service of $51.5 million, and the preparation of vehicles for sale of $50.2 million. During the nine months ended September 30, 2023, same store parts and service gross profit increased compared to the same period in 2022, primarily due to increases in gross profit associated with customer-pay service of $76.2 million, warranty service of $37.3 million, and the preparation of vehicles for sale of $22.0 million. Revenue and gross profit associated with customer-pay service benefited from higher value repair orders. Warranty service revenue and gross profit benefited from higher value repair orders and improved parts and labor rates. Revenue and gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders and an increase in repair order volume.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$369.5	$360.7	$8.8	2.4	$1,071.4	$1,092.2	$(20.8)	(1.9)
Gross profit per vehicle retailed	$2,741	$2,755	$(14)	(0.5)	$2,757	$2,716	$41	1.5

Same Store:
Revenue and gross profit	$359.7	$360.1	$(0.4)	(0.1)	$1,047.8	$1,088.5	$(40.7)	(3.7)
Gross profit per vehicle retailed	$2,759	$2,755	$4	0.1	$2,765	$2,716	$49	1.8
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $9.8 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $23.6 million and $3.7 million for the nine months ended September 30, 2023 and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2023 compared to Third Quarter 2022
Same store finance and insurance revenue and gross profit decreased slightly during the three months ended September 30, 2023, as compared to the same period in 2022, due to a decrease in used vehicle unit volume, largely offset by increases in new vehicle unit volume and finance and insurance gross profit PVR. Finance and insurance gross profit PVR benefited from an increase in product penetration on vehicle protection products, as well as a shift in mix from used vehicles to new vehicles, which typically generate a higher average finance and insurance gross profit PVR. The increases in finance and insurance gross profit PVR were largely offset by a decrease in gross profit associated with arranging customer financing.
First Nine Months 2023 compared to First Nine Months 2022
Same store finance and insurance revenue and gross profit decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, due to a decrease in used vehicle unit volume, partially offset by increases in new vehicle unit volume and finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to an increase in product penetration and higher realized margins on vehicle protection products, as well as a shift in mix from used vehicles to new vehicles, which typically generate a higher average finance and insurance gross profit PVR. The increases in finance and insurance gross profit PVR were partially offset by a decrease in gross profit associated with arranging customer financing.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,983.9	$2,032.8	$(48.9)	(2.4)	$5,770.5	$6,108.1	$(337.6)	(5.5)
Import	2,077.2	1,875.2	202.0	10.8	5,864.2	5,799.0	65.2	1.1
Premium Luxury	2,516.1	2,506.4	9.7	0.4	7,621.5	7,601.7	19.8	0.3
Total	6,577.2	6,414.4	162.8	2.5	19,256.2	19,508.8	(252.6)	(1.3)
Corporate and other	315.5	251.6	63.9	25.4	925.3	779.2	146.1	18.8
Total consolidated revenue	$6,892.7	$6,666.0	$226.7	3.4	$20,181.5	$20,288.0	$(106.5)	(0.5)
Segment income(1):
Domestic	$107.2	$142.7	$(35.5)	(24.9)	$341.5	$445.2	$(103.7)	(23.3)
Import	164.7	180.3	(15.6)	(8.7)	498.1	559.0	(60.9)	(10.9)
Premium Luxury	192.9	235.2	(42.3)	(18.0)	641.2	722.2	(81.0)	(11.2)
Total	464.8	558.2	(93.4)	(16.7)	1,480.8	1,726.4	(245.6)	(14.2)
Corporate and other	(83.6)	(46.4)	(37.2)		(277.0)	(148.5)	(128.5)
Floorplan interest expense	38.3	10.7	(27.6)		98.2	21.7	(76.5)
Operating income	$419.5	$522.5	$(103.0)	(19.7)	$1,302.0	$1,599.6	$(297.6)	(18.6)

Retail new vehicle unit sales:
Domestic	17,766	16,859	907	5.4	51,110	49,984	1,126	2.3
Import	28,232	22,309	5,923	26.5	78,502	70,457	8,045	11.4
Premium Luxury	16,291	16,397	(106)	(0.6)	50,186	49,456	730	1.5
	62,289	55,565	6,724	12.1	179,798	169,897	9,901	5.8

Retail used vehicle unit sales:
Domestic	22,406	24,827	(2,421)	(9.8)	64,914	76,603	(11,689)	(15.3)
Import	24,548	25,416	(868)	(3.4)	69,241	77,731	(8,490)	(10.9)
Premium Luxury	19,710	20,677	(967)	(4.7)	57,409	64,007	(6,598)	(10.3)
	66,664	70,920	(4,256)	(6.0)	191,564	218,341	(26,777)	(12.3)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$916.1	$875.0	$41.1	4.7	$2,667.1	$2,555.6	$111.5	4.4
Used vehicle	649.1	764.3	(115.2)	(15.1)	1,880.4	2,374.2	(493.8)	(20.8)
Parts and service	301.7	275.8	25.9	9.4	888.0	820.0	68.0	8.3
Finance and insurance, net	115.6	117.1	(1.5)	(1.3)	332.2	355.7	(23.5)	(6.6)
Other	1.4	0.6	0.8		2.8	2.6	0.2
Total Revenue	$1,983.9	$2,032.8	$(48.9)	(2.4)	$5,770.5	$6,108.1	$(337.6)	(5.5)
Segment income	$107.2	$142.7	$(35.5)	(24.9)	$341.5	$445.2	$(103.7)	(23.3)
Retail new vehicle unit sales	17,766	16,859	907	5.4	51,110	49,984	1,126	2.3
Retail used vehicle unit sales	22,406	24,827	(2,421)	(9.8)	64,914	76,603	(11,689)	(15.3)
Third Quarter 2023 compared to Third Quarter 2022
Domestic revenue decreased during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to decreases in used vehicle unit volume and used vehicle revenue PVR. The decrease in used vehicle unit volume is due in part to lower availability and levels of nearly new vehicle inventory. The decrease in used vehicle revenue PVR is primarily due to a shift in mix towards lower-priced entry-level vehicles. Decreases in Domestic revenue were partially offset by an increase in new vehicle unit volume due to increasing supply of new vehicle inventory and sustained consumer demand, as well as increases in parts and service revenue associated with customer-pay service and warranty service. Domestic revenue also benefited from the acquisitions we completed in 2022 and 2023.
Domestic segment income decreased during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to decreases in new and used vehicle gross profit and an increase in floorplan interest expense. New vehicle gross profit was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory. Used vehicle gross profit was adversely impacted by a shift in mix towards lower-priced entry-level vehicles. Decreases in Domestic segment income were partially offset by increases in parts and service gross profit associated with customer-pay service and warranty service.
First Nine Months 2023 compared to First Nine Months 2022
Domestic revenue decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to decreases in used vehicle unit volume and used vehicle revenue PVR. The decrease in used vehicle unit volume is due in part to lower availability and levels of nearly new vehicle inventory. The decrease in used vehicle revenue PVR is primarily due to a shift in mix towards lower-priced entry-level vehicles. Decreases in Domestic revenue were partially offset by an increase in new vehicle revenue PVR due to increases in manufacturers’ suggested retail prices, an increase in new vehicle unit volume due to increasing supply of new vehicle inventory and sustained consumer demand, and an increase in parts and service revenue associated with customer-pay service and warranty service. Additionally, Domestic revenue benefited from the acquisitions we completed in 2022 and 2023.
Domestic segment income decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to decreases in new vehicle gross profit and finance and insurance gross profit. New vehicle gross profit was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory. Finance and insurance gross profit was adversely impacted by the decrease in used vehicle unit volume. Domestic segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by increases in parts and service gross profit associated with customer-pay service and warranty service.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,042.5	$814.1	$228.4	28.1	$2,910.1	$2,548.1	$362.0	14.2
Used vehicle	602.4	667.4	(65.0)	(9.7)	1,707.7	2,074.6	(366.9)	(17.7)
Parts and service	299.6	266.2	33.4	12.5	859.3	788.0	71.3	9.0
Finance and insurance, net	129.1	123.1	6.0	4.9	369.5	375.2	(5.7)	(1.5)
Other	3.6	4.4	(0.8)		17.6	13.1	4.5
Total Revenue	$2,077.2	$1,875.2	$202.0	10.8	$5,864.2	$5,799.0	$65.2	1.1
Segment income	$164.7	$180.3	$(15.6)	(8.7)	$498.1	$559.0	$(60.9)	(10.9)
Retail new vehicle unit sales	28,232	22,309	5,923	26.5	78,502	70,457	8,045	11.4
Retail used vehicle unit sales	24,548	25,416	(868)	(3.4)	69,241	77,731	(8,490)	(10.9)
Third Quarter 2023 compared to Third Quarter 2022
Import revenue increased during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in new vehicle unit volume due to the increasing supply of new vehicle inventory and sustained consumer demand. Increases in Import revenue were partially offset by a decrease in used vehicle revenue PVR, primarily due to a shift in mix towards lower-priced entry-level vehicles, and a decrease in used vehicle unit volume due in part to lower availability and levels of nearly new vehicle inventory. Import revenue also benefited from the acquisitions we completed in 2022 and 2023.
Import segment income decreased during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in SG&A expenses, largely driven by the acquisitions we completed in 2022 and 2023, and a decrease in new vehicle gross profit PVR, which was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory. Import segment income was also adversely impacted by a decrease in used vehicle gross profit due to the decrease in used vehicle unit volume and a shift in mix towards lower-priced entry-level vehicles. Decreases in Import segment income were partially offset by the increase in new vehicle unit volume and increases in parts and service gross profit associated with customer-pay service and the preparation of vehicles for sale.
First Nine Months 2023 compared to First Nine Months 2022
Import revenue increased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in new vehicle unit volume due to the increasing supply of new vehicle inventory and sustained consumer demand, as well as an increase in new vehicle revenue PVR, which benefited from increases in manufacturers’ suggested retail prices. Import revenue also benefited from an increase in parts and service revenue associated with customer-pay service and the preparation of vehicles for sale, as well as the acquisitions we completed in 2022 and 2023. Increases in Import revenue were partially offset by decreases in used vehicle unit volume, due in part to lower availability and levels of nearly new vehicle inventory, and used vehicle revenue PVR, primarily due to a shift in mix towards lower-priced entry-level vehicles.
Import segment income decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to decreases in new vehicle gross profit PVR, which was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory. Import segment income was also adversely impacted by an increase in SG&A expenses, largely driven by the acquisitions we completed in 2022 and 2023, and an increase in floorplan interest expense. Decreases in segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service and the preparation of vehicles for sale.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,229.0	$1,174.8	$54.2	4.6	$3,823.3	$3,503.2	$320.1	9.1
Used vehicle	773.1	853.0	(79.9)	(9.4)	2,275.8	2,673.7	(397.9)	(14.9)
Parts and service	402.4	364.5	37.9	10.4	1188.9	1083.4	105.5	9.7
Finance and insurance, net	111.5	112.5	(1.0)	(0.9)	332.3	338.1	(5.8)	(1.7)
Other	0.1	1.6	(1.5)		1.2	3.3	(2.1)
Total Revenue	$2,516.1	$2,506.4	$9.7	0.4	$7,621.5	$7,601.7	$19.8	0.3
Segment income	$192.9	$235.2	$(42.3)	(18.0)	$641.2	$722.2	$(81.0)	(11.2)
Retail new vehicle unit sales	16,291	16,397	(106)	(0.6)	50,186	49,456	730	1.5
Retail used vehicle unit sales	19,710	20,677	(967)	(4.7)	57,409	64,007	(6,598)	(10.3)
Third Quarter 2023 compared to Third Quarter 2022
Premium Luxury revenue increased slightly during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in new vehicle revenue PVR, which benefited from increases in manufacturers’ suggested retail prices, and an increase in parts and service revenue associated with customer-pay service and the preparation of vehicles for sale. Increases in Premium Luxury revenue were partially offset by a decrease in used vehicle unit volume, due in part to lower availability and levels of nearly new vehicle inventory, and a decrease in used vehicle revenue PVR, primarily due to a shift in mix towards lower-priced entry-level vehicles.
Premium Luxury segment income decreased during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to a decrease in new vehicle gross profit, which was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory, as well as an increase in floorplan interest expense. Decreases in Premium Luxury segment income were partially offset by increases in parts and service gross profit associated with customer-pay service and warranty service.
First Nine Months 2023 compared to First Nine Months 2022
Premium Luxury revenue increased slightly during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in new vehicle revenue PVR, which benefited from increases in manufacturers’ suggested retail prices, and an increase in parts and service revenue associated with customer-pay service and warranty service. Increases in Premium Luxury revenue were partially offset by a decrease in used vehicle unit volume, due in part to lower availability and levels of nearly new vehicle inventory, a decrease in used vehicle revenue PVR, primarily due to a shift in mix towards lower-priced entry-level vehicles, and a decrease in used vehicle wholesale revenue.
Premium Luxury segment income decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a decrease in new vehicle gross profit, which was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory, as well as increases in floorplan interest and SG&A expenses. Decreases in Premium Luxury segment income were partially offset by increases in parts and service gross profit associated with customer-pay service and warranty service.

Corporate and other
Corporate and other results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$147.5	$117.0	$30.5	26.1	$428.8	$372.0	$56.8	15.3
Parts and service	153.7	125.6	28.1	22.4	456.3	380.9	75.4	19.8
Finance and insurance, net	13.3	8.0	5.3	66.3	37.4	23.2	14.2	61.2
Other	1.0	1.0	—		2.8	3.1	(0.3)
Revenue	$315.5	$251.6	$63.9	25.4	$925.3	$779.2	$146.1	18.8
Income (loss)	$(83.6)	$(46.4)	$(37.2)		$(277.0)	$(148.5)	$(128.5)
“Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and our mobile automotive repair and maintenance business, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as the results of our auto finance company, unallocated corporate overhead expenses, and other income items. As of September 30, 2023, we had 53 AutoNation-branded collision centers, 17 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company, referred to as AutoNation Finance.
Revenue from “Corporate and other” increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to increases in revenue from AutoNation USA stores, collision centers, and our mobile automotive repair and maintenance business.
The loss from “Corporate and other” increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to expenditures associated with acquisitions, newly opened AutoNation USA stores, and investments in technology and strategic initiatives, an increase in self-insurance losses related to hailstorms and other natural catastrophes, and a decrease in gains from business/property divestitures, partially offset by increases in gross profit from AutoNation USA stores, collision centers, and our mobile automotive repair and maintenance business. The loss from “Corporate and other” for the nine months ended September 30, 2023, as compared to the same period in 2022, was also adversely impacted by an increase in deferred compensation obligations as a result of changes in market performance of the underlying investments.
AutoNation USA Stores
During the nine months ended September 30, 2023, we opened four AutoNation USA used vehicle stores and currently have over 20 stores under development. These stores play an integral part of both our long-term growth plans and the achievement of scale, scope, and density in markets to better serve and meet the needs of customers. A number of variables may impact the implementation of our expansion plans, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Mobile Automotive Repair and Maintenance
In the first quarter of 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance services. Revenue and gross profit from this business are included within “parts and service.”
AutoNation Finance
AutoNation Finance, our captive auto finance company, provides financing to qualified retail customers on certain vehicles we sell. AutoNation Finance operating results include the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, direct expenses, and gains or losses on the sale of loans receivable. Interest income on auto loans receivable is recognized over the contractual term of the related loans.

In September 2023, we discontinued acquiring installment contracts from third-party independent dealers. We plan to continue to increase finance penetration rates for retail vehicle sales through our stores, which we expect will favorably impact the operating results of our auto finance business over time. AutoNation Finance results are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Income. See Notes 5 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on auto loans receivable, the related allowance for credit losses, and the related debt of our auto finance company.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$532.8	$514.6	$(18.2)	(3.5)	$1,603.8	$1,553.9	$(49.9)	(3.2)
Advertising	64.1	49.1	(15.0)	(30.5)	178.2	133.5	(44.7)	(33.5)
Store and corporate overhead	222.4	199.5	(22.9)	(11.5)	662.9	572.0	(90.9)	(15.9)
Total	$819.3	$763.2	$(56.1)	(7.4)	$2,444.9	$2,259.4	$(185.5)	(8.2)

SG&A as a % of total gross profit:
Compensation	41.2	39.2	(200)	bps	41.0	39.0	(200)	bps
Advertising	5.0	3.7	(130)	bps	4.6	3.4	(120)	bps
Store and corporate overhead	17.1	15.2	(190)	bps	16.8	14.3	(250)	bps
Total	63.3	58.1	(520)	bps	62.4	56.7	(570)	bps
Third Quarter 2023 compared to Third Quarter 2022
SG&A expenses increased during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to acquisitions and newly opened stores, expenditures associated with investments in technology and strategic initiatives, an increase in advertising expenses to support our used vehicle internal sourcing strategy, and self-insurance losses of $5.0 million related to hailstorms and other natural catastrophes, partially offset by a decrease in performance-driven compensation expense. As a percentage of total gross profit, SG&A expenses increased to 63.3% during the three months ended September 30, 2023, from 58.1% in the same period in 2022, primarily due to gross margin pressure and an increase in SG&A expenses related to newly acquired and opened stores and investments in technology and strategic initiatives.
First Nine Months 2023 compared to First Nine Months 2022
SG&A expenses increased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to acquisitions and newly opened stores, expenditures associated with investments in technology and strategic initiatives, an increase in advertising expenses to support our used vehicle internal sourcing strategy, an increase in deferred compensation obligations of $31.3 million as a result of changes in market performance of the underlying investments, and self-insurance losses of $21.5 million related to hailstorms and other natural catastrophes. Increases in SG&A expenses were partially offset by a decrease in performance-driven compensation expense. As a percentage of total gross profit, SG&A expenses increased to 62.4% during the nine months ended September 30, 2023, from 56.7% in the same period in 2022, primarily due to gross margin pressure and an increase in SG&A expenses related to newly acquired and opened stores, investments in technology and strategic initiatives, an increase in deferred compensation obligations, and hail-related losses.
Other (Income) Expense, Net (Operating)
Other (Income) Expense, Net includes the gains or losses associated with business/property divestitures, legal settlements, and asset impairments, among other items, and for the three and nine months ended September 30, 2023, the results of our recently acquired auto finance company, including net interest margin, the provision for expected credit losses, direct expenses, and gains or losses on the sale of loans receivable. See “Segment Results - Corporate and other” above and Notes 5 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto finance company.
During the third quarter of 2022, we recognized a net gain of $16.1 million related to business/property divestitures and a gain on a legal settlement of $6.3 million.
Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
Third Quarter 2023 compared to Third Quarter 2022
Floorplan interest expense was $38.3 million for the three months ended September 30, 2023, compared to $10.7 million for the same period in 2022. The increase in floorplan interest expense of $27.6 million was the result of higher average interest rates and higher average floorplan balances.
First Nine Months 2023 compared to First Nine Months 2022
Floorplan interest expense was $98.2 million for the nine months ended September 30, 2023, compared to $21.7 million for the same period in 2022. The increase in floorplan interest expense of $76.5 million was the result of higher average interest rates and higher average floorplan balances.
Other Interest Expense
Third Quarter 2023 compared to Third Quarter 2022
Other interest expense was $48.8 million for the three months ended September 30, 2023, compared to $33.7 million for the same period in 2022. The increase in interest expense of $15.1 million was driven by higher average debt balances and higher average interest rates.
First Nine Months 2023 compared to First Nine Months 2022
Other interest expense was $135.9 million for the nine months ended September 30, 2023, compared to $97.4 million for the same period in 2022. The increase in interest expense of $38.5 million was driven by higher average interest rates and higher average debt balances.
Other Income (Loss), Net
We recognized a net loss of $4.2 million and $5.2 million for the three months ended September 30, 2023 and 2022, respectively, and a net gain of $4.9 million and a net loss of $26.0 million for the nine months ended September 30, 2023 and 2022, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recorded an unrealized loss of $1.0 million for the three months ended September 30, 2023, and an unrealized loss of $2.3 million during the nine months ended September 30, 2023, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

Our effective income tax rate was 25.6% for the three months ended September 30, 2023, and 25.5% for the three months ended September 30, 2022. Our effective income tax rate was 25.0% for the nine months ended September 30, 2023, and 25.0% for the nine months ended September 30, 2022.
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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2023		December 31, 2022
Cash and cash equivalents	$64.0		$72.6
Revolving credit facility	$1,899.2	(1)	$1,799.6
Secured used vehicle floorplan facilities (2)	$0.3		$0.3
 (1)    At September 30, 2023, we had $0.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $350.0 million of commercial paper notes outstanding at September 30, 2023. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At September 30, 2023, surety bonds, letters of credit, and cash deposits totaled $111.5 million, of which $0.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2022, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
On July 18, 2023, we amended and restated our unsecured credit agreement to, among other things, (1) increase the revolving credit facility (the “facility”) commitment from $1.8 billion to $1.9 billion, (2) extend the maturity date of the facility to July 18, 2028, (3) allow for the maximum leverage ratio covenant to increase from 3.75x to 4.25x for four fiscal quarters in the event that we complete a material acquisition, and (4) replace the maximum capitalization ratio covenant with a minimum interest coverage ratio covenant.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Shares repurchased	1.3	3.8	5.3	10.9
Aggregate purchase price (1)	$200.0	$428.2	$712.4	$1,213.1
Average purchase price per share	$155.91	$113.51	$135.38	$110.96

(1) Excludes excise tax accrual imposed under the Inflation Reduction Act of $2.0 million and $6.6 million for the three and nine months ended September 30, 2023, respectively.
As of October 25, 2023, $439.4 million remained available for share repurchases under the program. The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as acquisitions or investments, capital investments in our current businesses, or repurchases of our debt.
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Purchases of property and equipment, including operating lease buy-outs	$87.0	$75.9	$286.0	$236.2
At September 30, 2023, we owned approximately 79% of our new vehicle franchise store locations with a net book value of $2.4 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $733.0 million. None of these properties are mortgaged or encumbered.
We continue to expand our AutoNation USA used vehicle stores. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
During the nine months ended September 30, 2023, we acquired a mobile solution for automotive repair and maintenance, and we also purchased seven stores. We did not purchase any stores during the nine months ended September 30, 2022. We did not divest any stores during the nine months ended September 30, 2023. We divested three stores during the nine months ended September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Cash used in business acquisitions, net	$(2.2)	$—	$(271.1)	$—
Cash received from business divestitures, net	$—	$55.2	$—	$55.2

Debt
The following table sets forth our non-vehicle long-term debt, as of September 30, 2023, and December 31, 2022.

Debt Description	Maturity Date	Interest Payable	September 30, 2023	December 31, 2022
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		365.3	375.5
			3,615.3	3,625.5
Less: unamortized debt discounts and debt issuance costs			(22.9)	(26.0)
Less: current maturities			(12.8)	(12.6)
Long-term debt, net of current maturities			$3,579.6	$3,586.9

We had commercial paper notes outstanding of $350.0 million at September 30, 2023, and $50.0 million at December 31, 2022. On August 16, 2023, we increased the maximum aggregate principal amount that may be outstanding at any time under the commercial paper program from $1.0 billion to $1.9 billion.
We had non-recourse debt under our warehouse facilities of $189.0 million at September 30, 2023, and $181.8 million at December 31, 2022, and non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) of $59.2 million at September 30, 2023, and $146.9 million at December 31, 2022.
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
Under our amended and restated credit agreement, we are required to remain in compliance with a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a measure of earnings. The interest coverage ratio is a contractually defined amount reflecting a measure of earnings divided by certain interest expense principally associated with vehicle floorplan payable and non-vehicle debt. The specific terms of the leverage and interest coverage ratios can be found in our amended and restated credit agreement, which is filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

As of September 30, 2023, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At September 30, 2023, our leverage and interest coverage ratios were as follows:

September 30, 2023
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.02x
Interest coverage ratio	≥ 3.00x	7.15x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2023	December 31, 2022
Vehicle floorplan payable - trade	$1,358.7	$946.6
Vehicle floorplan payable - non-trade	1,456.1	1,162.7
Vehicle floorplan payable	$2,814.8	$2,109.3
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Net cash provided by operating activities	$762.6	$1,443.3
Net cash used in investing activities	$(497.0)	$(247.3)
Net cash used in financing activities	$(282.6)	$(813.6)
Cash Flows from Operating Activities
Our primary sources of operating cash flows result from the sale of vehicles, finance and insurance products, and parts and automotive repair and maintenance services, proceeds from vehicle floorplan payable-trade, and collections on auto loans receivable for vehicles sold through our stores. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, purchases of inventory, personnel-related expenditures, originations of loans receivable for vehicles sold through our stores, and payments related to taxes and leased properties.
Net cash provided by operating activities decreased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in working capital requirements, a decrease in earnings, and an increase in originations of loans receivable for vehicles sold through our stores.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, originations of and collections on auto loans receivable acquired through third-party dealers, and other transactions.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return.
Net cash used in investing activities increased during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in cash used in acquisitions, a decrease in cash received from business divestitures, and an increase in purchases of property and equipment, partially offset by an increase in proceeds from the sale of auto loans receivable.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the nine months ended September 30, 2023, we repurchased 5.3 million shares of common stock for an aggregate purchase price of $712.4 million (average purchase price per share of $135.38), excluding the 1% excise tax imposed under the Inflation Reduction Act. During the nine months ended September 30, 2022, we repurchased 10.9 million shares of common stock for an aggregate purchase price of $1.2 billion (average purchase price per share of $110.96), including repurchases for which settlement occurred subsequent to September 30, 2022.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $300.0 million and net payments of $340.0 million during the nine months ended September 30, 2023 and 2022, respectively, and vehicle floorplan payable-non-trade totaling net proceeds of $260.4 million and $46.4 million during the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, we borrowed $151.6 million and repaid $232.1 million under our non-recourse debt facilities.
During the nine months ended September 30, 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic acquisitions, initiatives, partnerships, or investments, including AutoNation USA, AutoNation Finance, and our mobile automotive repair and maintenance business; our investments in digital and online capabilities and mobility solutions; our expectations for the future performance of our business and the automotive retail industry; as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
•We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises. On September 15, 2023, the United Auto Workers launched strikes against Ford, General Motors, and Stellantis. If the strikes continue for a prolonged period of time, it could adversely impact our business and results of operations.

•We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.
•We are investing significantly in various strategic initiatives, including the planned expansion of our AutoNation USA stores, our AutoNation Finance business, and our mobile automotive repair and maintenance business, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
We had $2.8 billion of variable rate vehicle floorplan payable at September 30, 2023, and $2.1 billion at December 31, 2022. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $28.1 million at September 30, 2023, and $21.1 million at December 31, 2022. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $350.0 million of commercial paper notes outstanding at September 30, 2023, and $50.0 million at December 31, 2022. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.5 million at September 30, 2023, and $0.5 million at December 31, 2022.
Our fixed rate senior unsecured notes totaled $3.2 billion and had a fair value of $2.8 billion as of September 30, 2023, and totaled $3.2 billion and had a fair value of $2.8 billion as of December 31, 2022.
As of September 30, 2023, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $13.3 million at September 30, 2023. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $1.3 million. We also have a minority equity investment without a readily determinable fair value. This equity investment is measured using a measurement alternative as permitted by accounting standards and was initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold this investment, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at September 30, 2023. A hypothetical 10% observable price change for this equity investment would result in an approximate change to gain or loss of $5.7 million. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
July 1, 2023 - July 31, 2023	729,113	$154.20	729,113	$559.5
August 1, 2023 - August 31, 2023	553,704	$158.16	553,704	$472.0
September 1, 2023 - September 30, 2023	—	$—	—	$472.0
Total	1,282,817		1,282,817

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of October 25, 2023, $439.4 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated By-Laws of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on July 21, 2023).
10.1†
Amended and Restated Credit Agreement, dated July 18, 2023, by and among AutoNation, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 21, 2023).

10.2	Letter Agreement, dated September 12, 2023, by and between AutoNation, Inc. and Jeff Parent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023).
10.3*	Amendment to Employment Agreement, dated September 1, 2023, by and between AutoNation, Inc. and Michael Manley.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
†    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish copies of any of the omitted schedules to the SEC or its staff upon request.
*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	October 27, 2023	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)