Form 10-K
period 2023-12-31
AUTONATION, INC.
filed 2024-02-16
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.7 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2023).
As of February 14, 2024, the registrant had 41,660,637 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2023, we owned and operated 349 new vehicle franchises from 252 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2023, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2023, we also owned and operated 53 AutoNation-branded collision centers, 19 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing on certain vehicles we sell through our captive finance company. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2023.
For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store and other operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2023, we had three reportable segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Mazda	Alfa Romeo	Land Rover
Cadillac	GMC	Fiat	Nissan	Aston Martin	Lexus
Chevrolet	Jeep	Genesis	Subaru	Audi	Maserati
Chrysler	Lincoln	Honda	Toyota	Bentley	Mercedes-Benz
Dodge	Ram	Hyundai	Volkswagen	BMW	MINI
		Infiniti	Volvo	Jaguar	Porsche

The following table sets forth information regarding our new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2023:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,367.7	25,859	10.6	35
Chevrolet, Buick, Cadillac, GMC	1,200.0	24,794	10.1	40
Chrysler, Dodge, Jeep, Ram	957.3	16,818	6.9	80
Domestic Total	3,525.0	67,471	27.6	155
Import:
Toyota	1,819.0	47,467	19.4	19
Honda	1,085.0	30,968	12.7	24
Nissan	165.8	5,111	2.1	7
Hyundai	291.3	8,218	3.4	11
Subaru	305.6	8,810	3.6	8
Other Import	329.3	7,494	3.0	21
Import Total	3,996.0	108,068	44.2	90
Premium Luxury:
Mercedes-Benz	1,848.1	22,485	9.2	38
BMW	1,663.2	22,928	9.4	16
Lexus	415.2	7,792	3.2	3
Audi	417.3	6,680	2.7	9
Jaguar Land Rover	413.6	4,278	1.7	22
Other Premium Luxury	489.0	4,844	2.0	16
Premium Luxury Total	5,246.4	69,007	28.2	104
	$12,767.4	244,546	100.0	349
The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2023, Premium Luxury revenue represented 38% of total revenue, Import revenue represented 29% of total revenue, and Domestic revenue represented 28% of total revenue. For additional financial information regarding our three reportable segments, refer to Note 22 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
AutoNation Finance, our captive auto finance company, provides financing to qualified retail customers on certain new and used vehicles we sell. Through AutoNation Finance, we have further extended our relationship with our customers beyond the car-buying experience. In September 2023, we discontinued acquiring installment contracts from third-party independent dealers and are now exclusively focused on increasing finance penetration in our stores.
We also pursue opportunities to penetrate the extensive After-Sales service market and respond to our customers’ needs by broadening the reach of our existing After-Sales network. AutoNation Mobile Service, our mobile solution for automotive repair and maintenance services, offers customers the convenience of services and repairs at their home, workplace, or on-site for fleet vehicles. In 2023, we launched AutoNationParts.com, a new e-commerce website enabling customers to purchase high-quality automotive parts and accessories at competitive prices, shipped directly to their homes.
Additionally, we have minority ownership stakes in Waymo, the self-driving technology company of Alphabet Inc., and TrueCar, Inc., a leading automotive digital marketplace that lets auto buyers and sellers connect to its nationwide network of certified dealers. These investments signal our continued commitment to emerging technologies that impact the automotive industry.
We also continue to actively pursue acquisitions and new store opportunities that meet our strategic and financial objectives. We expect that these offerings, initiatives, partnerships, and acquisitions will continue to expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
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
We seek to deliver a consistently superior customer experience by offering a broad selection of inventory, customer-friendly, transparent sales and service processes, vehicle financing, and competitive pricing. We believe that this will benefit us by increasing customer loyalty and will encourage our customers to bring their vehicles to our stores for all of their vehicle service, maintenance, and collision repair needs and also by driving repeat and referral vehicle sales business.
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
The AutoNation retail brand extends to other products and services, as well. We offer AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products), parts and accessories, and vehicle financing, as well as collision repair services at AutoNation-branded collision centers, and auction services at AutoNation-branded automotive auctions. We also offer our One Price used vehicle centralized pricing and appraisal strategy, and our “We’ll Buy Your Car” program under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations.
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
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2023, approximately 44% of our segment income for reportable segments was generated by Premium Luxury franchises, approximately 34% by Import franchises, and approximately 22% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales. In addition, we have been able to attain industry-leading finance and insurance gross profit per vehicle retailed as we have increased the penetration of products sold per vehicle.
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises and new AutoNation USA used vehicle stores, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to complete acquisitions or investments, build facilities for newly awarded franchises, and/or repurchase our common stock and/or debt. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our strategic objectives, market and vehicle brand criteria and/or return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.
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
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including manufacturer recall repairs and other warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also recondition used vehicles acquired by our used vehicle departments and perform preparatory work and accessory installation on new vehicles acquired by our new vehicle departments. We also offer product and accessory lines that are integrated into our parts and service operations. In 2023, we launched AutoNationParts.com, a new e-commerce website enabling customers to purchase high-quality automotive parts and accessories at competitive prices, shipped directly to their homes. In addition to our retail business, we also have wholesale parts operations, which sell automotive parts to both collision repair shops and independent vehicle repair providers.
We offer a wide variety of automotive finance and insurance products to our customers. We primarily arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, and receive a commission payable to us from the lender. Our exposure to loss in connection with financing arrangements with third-party lenders generally is limited to the commissions that we receive. We also originate and service consumer auto finance loans through our captive finance company. See the risk factor “We are subject to various risks associated with originating and servicing auto finance loans through indirect lending to customers, any of which could have an adverse effect on our business” in Part I, Item 1A of this Form 10-K for additional information.
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

As of December 31, 2023, we operated stores in the following states:

State	Number of Retail Stores (1)	Number of Franchises	Number of Other Locations (2)	% of Total Revenue
Florida	49	59	19	25
Texas	46	62	17	19
California	42	59	2	19
Colorado	20	31	1	6
Arizona	16	18	4	6
Washington	14	19	3	5
Georgia	17	24	4	4
Nevada	12	13	1	4
Maryland	14	16	3	3
Illinois	7	8	1	2
Tennessee	7	7	1	2
South Carolina	10	13	1	1
Ohio	4	4	3	1
North Carolina	1	—	—	1
Virginia	2	2	—	1
Alabama	3	6	—	1
Minnesota (3)	1	1	—	—
New York (3)	3	6	—	—
New Mexico (3)	1	—	—	—
Missouri (3)	1	—	—	—
New Jersey (3)	1	1	—	—
Total	271	349	60	100
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
Automotive and Other Laws and Regulations
Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies. In addition, automotive dealers are subject to regulation by the Federal Trade Commission (the “FTC”). The imported automobiles, parts, and accessories we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges. Further, our captive finance company operations are subject to regulations and supervision by the Consumer Financial Protection Bureau (the “CFPB”). Among other things, the CFPB is authorized to take action to prevent auto finance companies from engaging in unfair, deceptive, or abusive acts and practices and to issue rules requiring enhanced disclosures concerning consumer financial products and services. In addition, state attorneys general have authority under their respective laws and regulations, and under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, to investigate and/or regulate certain aspects of our operations.

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
New vehicle unit volume benefited from increases in new vehicle inventory levels due to higher levels of manufacturer vehicle production. The increasing supply and availability of new vehicle inventory has adversely impacted market demand for used vehicles, particularly for higher-priced used vehicles. According to industry sources, as of December 31, 2023, there were approximately 16,800 franchised automotive dealerships, which sell both new and used vehicles, in the United

States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We continue to expand our footprint and increase scope and scale through both the acquisition of new dealerships and franchises and through the expansion of our AutoNation USA used vehicle stores. We face competition from (i) several public companies that operate numerous automotive retail stores or collision centers on a regional or national basis, including franchised dealers that sell new and used vehicles, non-franchised dealers that sell only used vehicles, and manufacturers that sell directly to customers, (ii) private companies that operate automotive retail stores or collision centers in our markets, (iii) electric vehicle manufacturers who sell directly to consumers, and (iv) online and mobile sales platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, including general managers and sales and service personnel.
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
We also operate in the auto finance sector of the consumer finance market. This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions, and independent finance companies. According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2023. Our primary competitors in this sector are banks and credit unions that offer direct and indirect financing to customers purchasing vehicles.
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
Human Capital Resources
Purpose and Culture
At AutoNation, our associates are our greatest asset. As of December 31, 2023, we employed approximately 25,300 full-time and part-time employees, whom we refer to as “associates,” approximately 170 of whom were covered by collective bargaining agreements. We believe our people are the foundation of our success as an organization at AutoNation, and we are committed to ensuring we create an environment where all associates feel valued, respected, and empowered to achieve their highest potential. Our Board of Directors and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, diversity, inclusion, compensation, and benefits.
In 2022, we launched our “Go Be Great” company-wide initiative, which characterizes the collective drive, ambition, and determination of our associates to be the best each and every day, leading the way in customer service excellence. The initiative focuses on multiple aspects of our talent efforts, including recruitment and retention in each of our markets from retail sales and service technicians to corporate positions. AutoNation provides comprehensive benefits packages, extensive on-the-job training, and opportunities for career growth, inspiring employees to “Go Be Great.”
Talent Acquisition, Development, and Retention
Creating opportunities for employee recognition, mentoring, and advancement is a key initiative in our human resources efforts. We provide a range of formal and informal learning programs, which are designed to help our associates continuously grow and strengthen their skills throughout their careers. See “Corporate Social Responsibility – Our Workplace” below for more information on human capital measures and objectives that we focus on in managing the business.
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
We fund national cancer research and treatment facilities from coast to coast through our philanthropic activities. Through the combined efforts of our 25,300 associates, vendors, partners, customers, and executive leadership, we have raised and donated over $40 million to support the world-class AutoNation Institute for Breast Cancer Research and Care, the Moffitt Cancer Center, the Breast Cancer Research Foundation, Cleveland Clinic, and other leading cancer facilities.
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
Vehicles sold at our AutoNation locations are fitted with “DRV PNK” license plate frames as a symbol of our commitment to “driving out” cancer. Millions of “DRV PNK” license plate frames have been distributed to date.
Our Business and Our Customers
We are proud to be America’s most admired automotive retailer, and we strive to create transparency and establish unparalleled trust with our customers or others with whom we do business.
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
Information about our Executive Officers
The following sets forth certain information regarding our executive officers as of February 16, 2024.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry
Michael Manley	59	Chief Executive Officer and Director	3	36
Thomas A. Szlosek	60	Executive Vice President and Chief Financial Officer	1	1
Gianluca Camplone	54	Chief Operating Officer, Precision Parts Business, and Executive Vice President, Head of Mobility, Business Strategy, and Development	2	26
C. Coleman Edmunds	59	Executive Vice President, General Counsel and Corporate Secretary	28	28
Lisa Esparza	54	Executive Vice President and Chief Human Resource Officer	2	2
Dave Koehler	55	Chief Operating Officer, Non-Franchise Business	12	31
Jeff Parent	59	Chief Operating Officer	1	26
Michael Manley has served as our Chief Executive Officer and as a member of our Board since November 1, 2021. Prior to joining AutoNation, Mr. Manley served as Head of Americas and as a member of the Group Executive Council for Stellantis N.V., one of the largest automotive original equipment manufacturers in the world, from January 2021 until October 2021. From July 2018 until January 2021, he served as Chief Executive Officer of Fiat Chrysler Automobiles N.V. (“FCA”), a predecessor to Stellantis N.V. Mr. Manley joined DaimlerChrysler (a predecessor to FCA) in 2000 and, prior to becoming FCA’s Chief Executive Officer, served in a number of management-level roles with increasing responsibility overseeing various aspects of FCA’s operations, including as Executive Vice President - International Sales & Marketing, Business Development and Global Product Planning Operations, Chief Executive Officer of Jeep, Chief Executive Officer of Ram, Chief Operating Officer for the Asia Pacific region, and FCA Global Executive Council member. Mr. Manley currently serves on the Board of Directors of Dover Corporation (NYSE: DOV), a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions, and support services.
Thomas A. Szlosek has served as our Executive Vice President and Chief Financial Officer since August 2023. Mr. Szlosek is responsible for overseeing the finance department and for all financial controls and external reporting, financial planning and analysis, and accounting, as well as the tax, internal audit, treasury, investor relations, and corporate real estate functions. He is also responsible for our shared service center in Irving, Texas. Prior to joining AutoNation, Mr. Szlosek served as Executive Vice President and Chief Financial Officer at Avantor, Inc., a leading global provider of mission-critical products and services to customers in the life sciences, education and government, advanced technologies, and applied materials industries, from December 2018 until August 2023. Prior to joining Avantor, Mr. Szlosek served as the Senior Vice President and Chief Financial Officer of Honeywell International, a diversified technology and manufacturing company, from April 2014 to August 2018.
Gianluca Camplone has served as our Chief Operating Officer, Precision Parts Business, and Executive Vice President, Head of Mobility, Business Strategy, and Development since March 2022. Mr. Camplone is responsible for overseeing the Company’s business strategy, corporate development, and Parts teams. Prior to joining AutoNation, Mr. Camplone was a Senior Partner at McKinsey & Company, a global management consulting firm, from December 1996 to February 2022, where he was the leader in their Advanced Industries global practice and Private Equity Industrial practice in North America.
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
Lisa Esparza has served as our Executive Vice President and Chief Human Resource Officer since September 2022. Prior to joining AutoNation, Ms. Esparza served as Chief Human Resource Officer of Essilor North America, part of EssilorLuxottica, the global leader in the design, manufacture, and distribution of ophthalmic lenses, frames, and sunglasses, from July 2019 to June 2022. From 2017 to 2019, Ms. Esparza served as Chief Human Resources Officer at Par Pacific Holdings, Inc. (NYSE: PARR), which owns and operates market-leading energy and infrastructure businesses. In addition, Ms. Esparza has held various human resources leadership roles at Celanese, Flowserve, Ingersoll-Rand, and Eaton with global responsibilities.
Dave Koehler has served as our Chief Operating Officer, Non-Franchised Business since March 2022. Mr. Koehler is responsible for overseeing AutoNation USA, AutoNation Mobile Service, AutoNation Auto Auctions, and the AutoNation Collision business. Previously, Mr. Koehler was the Eastern Region President for our stores located in Alabama, Florida, Georgia, Illinois, Maryland, Minnesota, New York, Ohio, Tennessee, and Virginia from May 2019 to February 2022. Prior to being promoted to Eastern Region President in May 2019, Mr. Koehler held several key positions within AutoNation, including General Manager, Market President, and Senior Vice President of Sales between 2011 to 2019.
Jeff Parent has served as our Chief Operating Officer since October 2023. Mr. Parent oversees AutoNation’s day-to-day operations and works as part of the leadership team to execute the company’s strategic vision and drive operational excellence. Prior to joining AutoNation, Mr. Parent served as President and General Manager of Gulf States Toyota, Inc., one of the world’s largest independent distributors of Toyota vehicles and parts, from February 2017 until October 2023. Prior to joining Gulf States Toyota as a Senior Vice President in 2010, Mr. Parent held various senior executive positions at Nissan Canada Inc., Volkswagen of America, Inc., and VW Credit, Inc.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic acquisitions, initiatives, partnerships, or investments, including AutoNation USA, AutoNation Finance, and AutoNation Mobile Service; statements regarding our investments in digital and online capabilities and mobility solutions; statements regarding our expectations for the future performance of our business and the automotive retail industry; as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
Approximately 15.6 million, 13.9 million, and 15.1 million new vehicles, including retail and fleet vehicles, were sold in the United States in 2023, 2022, and 2021, respectively. Our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of parts and automotive repair and maintenance services and automotive finance and insurance products and our ability to approve/provide financing to customers.
Risks Related to Vehicle Manufacturers and Other Third-Party Suppliers
Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.
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
We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises. In addition, we rely on various third-party suppliers for key products and services.
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
The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2023, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
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

Our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example, (i) a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for such manufacturer’s products could be materially adversely affected, (iii) a lender in bankruptcy could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding, (iv) we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all, (v) we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy, and (vi) such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets, right-of-use assets, and intangible assets related to certain franchises, which could adversely impact our results of operations and financial condition.
Further, we rely on various third-party suppliers for key products and services. If those suppliers fail to deliver products or services on a timely basis and at reasonable prices for any reason, we could face difficulties operating our business and our results of operations and financial condition could be adversely impacted.
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
Risks Related to Strategic Initiatives
We are investing significantly in various strategic initiatives, including the planned expansion of our AutoNation USA stores, our AutoNation Finance business, and our AutoNation Mobile Service business, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in various strategic initiatives, including the planned expansion of our AutoNation USA used vehicle stores, our AutoNation Finance business, and our AutoNation Mobile Service business. These strategic initiatives may be impacted by a number of variables, including customer adoption, availability of used vehicle inventory, demand for our branded products, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. There can be no assurance that these initiatives will be successful or that the amount we invest in these initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results, and we may be required to incur impairment charges.
If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own digital channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed.
We have made significant investments to build an excellent reputation as an automotive retailer in the United States in a highly competitive industry. All of our Domestic and Import stores are unified under the AutoNation retail brand. We believe that our continued success will depend on our ability to maintain and enhance the value of our retail brands across all of our sales channels, including in the communities in which we operate, and to attract consumers to our own digital channels.
Consumers are increasingly shopping for new and used vehicles, automotive repair and maintenance services, and other automotive products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete. We have invested and will continue to invest substantial resources on offering our vehicles and services through digital channels. There can be no assurance that our initiatives and investments in digital channels will be successful or result in improved financial performance. We face increased competition for market share from other automotive retailers and sales platforms, including electric vehicle manufacturers who sell directly to consumers, that have also invested substantial resources on offering their vehicles and services through digital channels. If we fail to preserve the value of our retail brands, maintain our reputation, or attract consumers to our own digital channels, our business could be adversely impacted.
In addition, an isolated business incident at a single store could materially adversely affect our other stores, retail brands, reputation, and sales channels, particularly if such incident results in adverse publicity, governmental investigations, or litigation. The growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about AutoNation or any of our stores could materially damage our retail brands, reputation, and sales channels.
We are subject to various risks associated with originating and servicing auto finance loans through indirect lending to customers, any of which could have an adverse effect on our business.
We originate and service consumer auto finance loans through AutoNation Finance, our captive auto finance company. We are subject to various risks in this business, including the risk that our borrowers do not repay their loans and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are an inherent risk of our auto loan portfolio, and changes in the availability or cost of financing, such as our securitized funding sources or warehouse facilities, to support the origination of auto loans receivable could adversely affect our results of operations. In addition, finance companies are highly regulated by governmental authorities, as discussed in the risk factors under the heading, “Risks Related to Legal, Regulatory, and Compliance Matters.”
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
The automotive retail and finance industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance products, indirect auto financing, origination and servicing of consumer auto finance loans, vehicle protection products, advertising, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, the environment, vehicle emissions and fuel economy, health and safety, and employment practices. With respect to motor vehicle sales, retail installment sales, leasing, finance and insurance products, vehicle protection products, and advertising, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to our indirect auto financing and origination and servicing of consumer auto finance loans through our captive finance company, we are subject to extensive governmental laws and regulations relating to finance companies that could subject us to regulatory enforcement actions, including consent orders or similar orders where we may be required to revise the practices of our captive finance company, remunerate customers, or pay fines. In addition, as the assignee of consumer loans previously originated by third-party independent dealers prior to October 2023, our captive finance company could be named as a co-defendant in litigation initiated by consumers primarily against a specific dealer. Our captive finance company may also be involved in litigation with dealers or other third-party service providers, which could materially adversely impact our business, operating results, and prospects. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. See the risk factor “We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects” above. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations or the unfavorable resolution of one or more lawsuits, regulatory enforcement actions, or governmental investigations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
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
The Dodd-Frank Act also provided the FTC with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers. In January 2024, the FTC published the Combatting Auto Retail Scams Final Rule (“CARS Rule”), which prohibits certain automotive sales and marketing practices and establishes significant new dealer disclosure and record-keeping requirements broadly applicable throughout the car-buying process. The FTC has since stayed the CARS Rule’s original July 30, 2024 effective date, pending resolution of a judicial challenge to the Rule. The ultimate probability of success, and the timing of the resolution of, the judicial challenge or other potential challenges to the CARS Rule’s implementation is uncertain. To the extent that the CARS Rule ultimately becomes effective, it would introduce new administrative burdens that would likely increase our costs and could potentially expose us to significant damages, other penalties, and/or adverse publicity.
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
As of December 31, 2023, we had $4.0 billion of total non-vehicle long-term debt, $3.4 billion of vehicle floorplan financing, and $209.4 million of non-recourse debt under our warehouse facilities. Our substantial indebtedness could have important consequences. For example:
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
•An increase in our leverage ratio could negatively impact the applicable margins on interest rates charged for borrowings under our revolving credit facility; and
•Future share repurchases may be limited by the maximum leverage ratio and/or minimum interest coverage ratio described above.
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
Our vehicle floorplan payables, revolving credit facility, and warehouse facilities are subject to variable interest rates, and the interest rate for our commercial paper notes varies based on duration and market conditions. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise. Instability or disruptions of the capital markets, including credit markets, or the deterioration of our financial condition due to internal or external factors, could restrict or prohibit our access to capital markets and increase our financing costs. In addition, our net new vehicle inventory carrying expense (new vehicle floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. We cannot assure you that a significant increase in interest rates or inventory levels or decrease in manufacturer floorplan assistance would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Based on filings made with the SEC through February 14, 2024, William H. Gates III beneficially owns approximately 23.7% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates. As a result, Cascade may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 14, 2024, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 10.6% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 14, 2024, William H. Gates III and ESL beneficially own approximately 34.3% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.   CYBERSECURITY
Risk Management and Strategy
We have developed and continue to enhance our cybersecurity governance program to help protect the security of our computer systems, software, networks, and other technology assets against material risks from cybersecurity threats, including unauthorized attempts to access confidential information or to disrupt or degrade our business operations. Our cybersecurity governance program is strategically integrated into our broader risk management framework and aims to (1) proactively manage cyber and information security risks at AutoNation, (2) implement the internal controls required by cybersecurity regulatory requirements as well as AutoNation’s information security control objective documents and information security standards, and (3) improve the efficiency, maturity, and effectiveness of technology functions and processes.
We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements and examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing, incident response exercises, maturity assessments, and industry benchmarking. We also dedicate significant resources that are designed to secure our systems and to protect confidential information, such as firewalls, endpoint protection, and behavior analysis tools, among others, and engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. In addition, we annually perform a risk assessment of our third-party service providers.
To date, risks from cybersecurity threats have not materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our efforts to ensure the integrity of our computer systems, software, networks, and other technology assets, we may not be able to anticipate, detect, or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. See the risk factor “A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business” in Part I, Item 1A of this Form 10-K.
Governance
Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and oversees risks associated with cybersecurity threats. The Board’s Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this area. The Audit Committee is composed of independent directors with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.
Our Chief Information Security Officer (“CISO”) plays a pivotal role in informing the Audit Committee on cybersecurity risks. He provides comprehensive briefings to the Audit Committee on a quarterly basis or as needed. These briefings encompass a broad range of topics, including emerging threats, the status of ongoing cybersecurity initiatives, and incident reports and learnings from any cybersecurity events. The Audit Committee actively participates and offers guidance in strategic decisions related to cybersecurity. This involvement helps ensure that cybersecurity considerations are integrated into our broader strategic objectives.
Our CISO is responsible for assessing, monitoring, and managing our cybersecurity risks. With over 25 years of experience in the field of cybersecurity, including extensive experience as an enterprise CISO, his in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our cybersecurity governance programs, tests our compliance with applicable standards, remediates known risks, and leads our employee cybersecurity training program.
Our CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. In the event of a cybersecurity incident, our CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Our CISO regularly informs our Chief Executive Officer and Chief Financial Officer of all aspects related to cybersecurity risks and incidents. This helps ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to our Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2029. We also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 21 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, parts distribution centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.   LEGAL PROCEEDINGS
See Note 20 of the Notes to Consolidated Financial Statements for information about our legal proceedings, which is incorporated herein by reference.

ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” As of February 14, 2024, there were 1,058 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three and twelve months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2023 – October 31, 2023	528,161	$128.70	528,161	$404.0
November 1, 2023 – November 30, 2023	356,492	$133.36	356,492	$356.4
December 1, 2023 – December 31, 2023	265,024	$134.64	265,024	$320.8
Total for three months ended December 31, 2023	1,149,677		1,149,677
Total for twelve months ended December 31, 2023	6,412,129		6,412,129

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In 2023, all of the shares that we repurchased were repurchased under our stock repurchase program. As of February 14, 2024, $320.8 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2018 through December 31, 2023 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2018 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/2018	12/2019	12/2020	12/2021	12/2022	12/2023
AutoNation Inc.	100.00	136.22	195.49	327.31	300.56	420.67
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Public Auto Retail Peer Group	100.00	150.43	189.02	255.33	184.91	258.16

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K includes discussion of year-to-year comparisons between 2023 and 2022. Discussion of year-to-year comparisons between 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2023, we owned and operated 349 new vehicle franchises from 252 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2023, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2023, we also owned and operated 53 AutoNation-branded collision centers, 19 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
As of December 31, 2023, we had three reportable segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Audi, Lexus, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2023, new vehicle sales accounted for 47% of our total revenue and 21% of our total gross profit. Used vehicle sales accounted for 30% of our total revenue and 10% of our total gross profit. Our parts and service operations, while comprising 17% of our total revenue, contributed 42% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 28% of our total gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 15.6 million in 2023, as compared to 13.9 million in 2022, and 15.1 million in 2021. Although still below historical levels, new vehicle inventory levels continued to increase during 2023 due to higher levels of manufacturer vehicle production. The increasing supply and availability of new vehicle inventory, which varies by make and model, has resulted in moderation of new vehicle margins, which we expect will continue in 2024. Additionally, the increased availability of new vehicles and an increase in manufacturer new vehicle incentives, including low-interest financing and customer rebates, has adversely impacted market demand for used vehicles, particularly for higher-priced, nearly new vehicle inventory.

In October 2023, the United Auto Workers (“UAW”) ended its six-week long strike against General Motors (“GM”), Stellantis (the parent company of Chrysler), and Ford after reaching tentative agreements with the manufacturers, which were ultimately ratified by UAW membership in November 2023. We have 32 GM stores, 23 Chrysler stores, and 34 Ford stores in our portfolio. There were no material impacts to our results during 2023.
Results of Operations
We had net income of $1.0 billion and diluted earnings per share of $22.74 in 2023, as compared to net income of $1.4 billion and diluted earnings per share of $24.29 in 2022.
Our total gross profit decreased 3% during 2023, as compared to 2022, driven by decreases in new vehicle gross profit of 22% and used vehicle gross profit of 8%. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from increasing supply and availability of new vehicle inventory, which has resulted in moderation of pricing and margins. Used vehicle gross profit was adversely impacted by a decrease in used vehicle unit volume due in part to a decrease in market demand for used vehicles, particularly for higher-priced, nearly new vehicle inventory resulting from the increased availability of new vehicles. The decreases in gross profit were partially offset by an increase in parts and service gross profit of 13%, as compared to 2022, due to increases in gross profit from customer-pay service, warranty service, and the preparation of vehicles for sale.
SG&A expenses increased largely due to acquisitions and newly opened stores and expenditures associated with investments in technology and strategic initiatives. Floorplan interest expense increased due to higher average interest rates and higher average floorplan balances. Other interest expense increased due to higher average interest rates and higher average debt balances.
Net income during 2023 was adversely impacted by an after-tax loss of $12.4 million from hailstorms and other natural catastrophes. Net income during 2022 was adversely impacted by the recognition of an initial credit loss expense of $25.8 million (after-tax) associated with the auto loans receivable acquired as part of our acquisition of a captive auto finance company. During 2022, net income benefited from after-tax gains related to business/property divestitures, net of asset impairments, of $11.1 million.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at December 31, 2023 and 2022, were approximately 35,300 and 18,100, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. We had no new vehicle inventory write-downs at December 31, 2023 and December 31, 2022.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $12.2 million at December 31, 2023, and $7.4 million at December 31, 2022.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $7.8 million at December 31, 2023, and $7.4 million at December 31, 2022.
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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2023 and 2022, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. As of December 31, 2023, we have $234.5 million of goodwill related to the Domestic reporting unit, $526.6 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, $139.6 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.
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
We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2023 and 2022, and no impairment charges resulted from these quantitative tests.

If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2023, the resulting impairment charge would have been less than $0.5 million. The effect of a hypothetical 10% decrease in fair value estimates is not intended to provide a sensitivity analysis of every potential outcome.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2023 vs. 2022			2022 vs. 2021
	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$12,767.4	$11,754.4	$1,013.0	8.6	$12,081.7	$(327.3)	(2.7)
Retail used vehicle	7,639.5	9,020.9	(1,381.4)	(15.3)	8,062.4	958.5	11.9
Wholesale	559.0	640.9	(81.9)	(12.8)	576.4	64.5	11.2
Used vehicle	8,198.5	9,661.8	(1,463.3)	(15.1)	8,638.8	1,023.0	11.8
Finance and insurance, net	1,418.8	1,437.3	(18.5)	(1.3)	1,384.5	52.8	3.8
Total variable operations(1)	22,384.7	22,853.5	(468.8)	(2.1)	22,105.0	748.5	3.4
Parts and service	4,533.7	4,100.6	433.1	10.6	3,706.6	394.0	10.6
Other	30.5	30.9	(0.4)		32.4	(1.5)
Total revenue	$26,948.9	$26,985.0	$(36.1)	(0.1)	$25,844.0	$1,141.0	4.4
Gross profit:
New vehicle	$1,061.8	$1,366.6	$(304.8)	(22.3)	$1,201.6	$165.0	13.7
Retail used vehicle	493.1	538.3	(45.2)	(8.4)	622.3	(84.0)	(13.5)
Wholesale	14.9	14.8	0.1		65.8	(51.0)
Used vehicle	508.0	553.1	(45.1)	(8.2)	688.1	(135.0)	(19.6)
Finance and insurance	1,418.8	1,437.3	(18.5)	(1.3)	1,384.5	52.8	3.8
Total variable operations(1)	2,988.6	3,357.0	(368.4)	(11.0)	3,274.2	82.8	2.5
Parts and service	2,139.3	1,900.3	239.0	12.6	1,672.7	227.6	13.6
Other	3.6	8.0	(4.4)		5.7	2.3
Total gross profit	5,131.5	5,265.3	(133.8)	(2.5)	4,952.6	312.7	6.3
Selling, general, and administrative expenses	3,253.2	3,026.1	(227.1)	(7.5)	2,876.2	(149.9)	(5.2)
Depreciation and amortization	220.5	200.3	(20.2)		193.3	(7.0)
Other (income) expense, net	5.9	14.4	8.5		(19.7)	(34.1)
Operating income	1,651.9	2,024.5	(372.6)	(18.4)	1,902.8	121.7	6.4
Non-operating income (expense) items:
Floorplan interest expense	(144.7)	(41.4)	(103.3)		(25.7)	(15.7)
Other interest expense	(181.4)	(134.9)	(46.5)		(93.0)	(41.9)
Other income (loss), net	24.4	(14.7)	39.1		24.3	(39.0)
Income from continuing operations before income taxes	$1,350.2	$1,833.5	$(483.3)	(26.4)	$1,808.4	$25.1	1.4
Retail vehicle unit sales:
New vehicle	244,546	229,971	14,575	6.3	262,403	(32,432)	(12.4)
Used vehicle	274,019	299,806	(25,787)	(8.6)	304,364	(4,558)	(1.5)
	518,565	529,777	(11,212)	(2.1)	566,767	(36,990)	(6.5)
Revenue per vehicle retailed:
New vehicle	$52,209	$51,113	$1,096	2.1	$46,043	$5,070	11.0
Used vehicle	$27,879	$30,089	$(2,210)	(7.3)	$26,489	$3,600	13.6
Gross profit per vehicle retailed:
New vehicle	$4,342	$5,942	$(1,600)	(26.9)	$4,579	$1,363	29.8
Used vehicle	$1,800	$1,795	$5	0.3	$2,045	$(250)	(12.2)
Finance and insurance	$2,736	$2,713	$23	0.8	$2,443	$270	11.1
Total variable operations(2)	$5,734	$6,309	$(575)	(9.1)	$5,661	$648	11.4

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2023 (%)	2022 (%)	2021 (%)
Revenue mix percentages:
New vehicle	47.4	43.6	46.7
Used vehicle	30.4	35.8	33.4
Parts and service	16.8	15.2	14.3
Finance and insurance, net	5.3	5.3	5.4
Other	0.1	0.1	0.2
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.7	26.0	24.3
Used vehicle	9.9	10.5	13.9
Parts and service	41.7	36.1	33.8
Finance and insurance	27.6	27.3	28.0
Other	0.1	0.1	—
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	8.3	11.6	9.9
Used vehicle-retail	6.5	6.0	7.7
Parts and service	47.2	46.3	45.1
Total	19.0	19.5	19.2
Selling, general, and administrative expenses	12.1	11.2	11.1
Operating income	6.1	7.5	7.4
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	63.4	57.5	58.1
Operating income	32.2	38.4	38.4

	December 31,
	2023	2022
Days supply:
New vehicle (industry standard of selling days)	36 days	19 days
Used vehicle (trailing calendar month days)	39 days	31 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the year 2022 column that is being compared to the year 2023 column may differ from the amounts presented in the year 2022 column that is being compared to the year 2021 column. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$12,572.1	$11,698.7	$873.4	7.5	$11,400.6	$12,034.9	$(634.3)	(5.3)
Retail used vehicle	7,385.6	8,959.6	(1,574.0)	(17.6)	8,637.9	8,027.7	610.2	7.6
Wholesale	544.5	633.6	(89.1)	(14.1)	616.3	574.9	41.4	7.2
Used vehicle	7,930.1	9,593.2	(1,663.1)	(17.3)	9,254.2	8,602.6	651.6	7.6
Finance and insurance, net	1,385.5	1,430.2	(44.7)	(3.1)	1,388.3	1,380.7	7.6	0.6
Total variable operations(1)	21,887.7	22,722.1	(834.4)	(3.7)	22,043.1	22,018.2	24.9	0.1
Parts and service	4,431.8	4,073.3	358.5	8.8	3,966.0	3,644.6	321.4	8.8
Other	30.1	30.5	(0.4)		30.3	32.5	(2.2)
Total revenue	$26,349.6	$26,825.9	$(476.3)	(1.8)	$26,039.4	$25,695.3	$344.1	1.3
Gross profit:
New vehicle	$1,048.4	$1,361.8	$(313.4)	(23.0)	$1,326.9	$1,198.0	$128.9	10.8
Retail used vehicle	477.1	536.1	(59.0)	(11.0)	516.8	620.0	(103.2)	(16.6)
Wholesale	16.3	15.9	0.4		17.1	65.8	(48.7)
Used vehicle	493.4	552.0	(58.6)	(10.6)	533.9	685.8	(151.9)	(22.1)
Finance and insurance	1,385.5	1,430.2	(44.7)	(3.1)	1,388.3	1,380.7	7.6	0.6
Total variable operations(1)	2,927.3	3,344.0	(416.7)	(12.5)	3,249.1	3,264.5	(15.4)	(0.5)
Parts and service	2,097.9	1,882.4	215.5	11.4	1,832.0	1,647.1	184.9	11.2
Other	3.4	7.9	(4.5)		7.6	5.7	1.9
Total gross profit	$5,028.6	$5,234.3	$(205.7)	(3.9)	$5,088.7	$4,917.3	$171.4	3.5
Retail vehicle unit sales:
New vehicle	240,327	229,098	11,229	4.9	223,479	261,556	(38,077)	(14.6)
Used vehicle	263,642	297,970	(34,328)	(11.5)	286,908	303,082	(16,174)	(5.3)
Total	503,969	527,068	(23,099)	(4.4)	510,387	564,638	(54,251)	(9.6)
Revenue per vehicle retailed:
New vehicle	$52,312	$51,064	$1,248	2.4	$51,014	$46,013	$5,001	10.9
Used vehicle	$28,014	$30,069	$(2,055)	(6.8)	$30,107	$26,487	$3,620	13.7
Gross profit per vehicle retailed:
New vehicle	$4,362	$5,944	$(1,582)	(26.6)	$5,937	$4,580	$1,357	29.6
Used vehicle	$1,810	$1,799	$11	0.6	$1,801	$2,046	$(245)	(12.0)
Finance and insurance	$2,749	$2,714	$35	1.3	$2,720	$2,445	$275	11.2
Total variable operations(2)	$5,776	$6,314	$(538)	(8.5)	$6,332	$5,665	$667	11.8

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2023 (%)	2022 (%)	2022 (%)	2021 (%)
Revenue mix percentages:
New vehicle	47.7	43.6	43.8	46.8
Used vehicle	30.1	35.8	35.5	33.5
Parts and service	16.8	15.2	15.2	14.2
Finance and insurance, net	5.3	5.3	5.3	5.4
Other	0.1	0.1	0.2	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	20.8	26.0	26.1	24.4
Used vehicle	9.8	10.5	10.5	13.9
Parts and service	41.7	36.0	36.0	33.5
Finance and insurance	27.6	27.3	27.3	28.1
Other	0.1	0.2	0.1	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	8.3	11.6	11.6	10.0
Used vehicle-retail	6.5	6.0	6.0	7.7
Parts and service	47.3	46.2	46.2	45.2
Total	19.1	19.5	19.5	19.1

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2023	2022	2023 vs. 2022			2022 vs. 2021
			Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$12,767.4	$11,754.4	$1,013.0	8.6	$12,081.7	$(327.3)	(2.7)
Gross profit	$1,061.8	$1,366.6	$(304.8)	(22.3)	$1,201.6	$165.0	13.7
Retail vehicle unit sales	244,546	229,971	14,575	6.3	262,403	(32,432)	(12.4)
Revenue per vehicle retailed	$52,209	$51,113	$1,096	2.1	$46,043	$5,070	11.0
Gross profit per vehicle retailed	$4,342	$5,942	$(1,600)	(26.9)	$4,579	$1,363	29.8
Gross profit as a percentage of revenue	8.3%	11.6%			9.9%
Inventory days supply (industry standard of selling days)	36 days	19 days

	Years Ended December 31,
	2023	2022	2023 vs. 2022		2022	2021	2022 vs. 2021
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$12,572.1	$11,698.7	$873.4	7.5	$11,400.6	$12,034.9	$(634.3)	(5.3)
Gross profit	$1,048.4	$1,361.8	$(313.4)	(23.0)	$1,326.9	$1,198.0	$128.9	10.8
Retail vehicle unit sales	240,327	229,098	11,229	4.9	223,479	261,556	(38,077)	(14.6)
Revenue per vehicle retailed	$52,312	$51,064	$1,248	2.4	$51,014	$46,013	$5,001	10.9
Gross profit per vehicle retailed	$4,362	$5,944	$(1,582)	(26.6)	$5,937	$4,580	$1,357	29.6
Gross profit as a percentage of revenue	8.3%	11.6%			11.6%	10.0%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $195.3 million, $55.7 million, and $46.8 million in new vehicle revenue and $13.4 million, $4.8 million, and $3.6 million in new vehicle gross profit for 2023, 2022, and 2021, respectively, is related to acquisition and divestiture activity, as applicable in a given year.
2023 compared to 2022
Same store new vehicle revenue increased during 2023, as compared to 2022, due to increases in same store unit volume and same store revenue PVR. Same store unit volume benefited from increasing supply of new vehicle inventory, particularly for Import manufacturers, an increase in manufacturer incentives including low-interest financing and rebates, and sustained consumer demand.
Same store revenue PVR increased during 2023, as compared to 2022, primarily due to increases in manufacturers’ suggested retail prices (“MSRP”), partially offset by a shift in mix toward Import vehicles that have relatively lower average selling prices.
Same store gross profit PVR decreased during 2023, as compared to 2022, primarily due to increasing supply and availability of new vehicle inventory, which when combined with higher average vehicle costs and stable consumer demand, has resulted in moderation of pricing and margins.

Net New Vehicle Inventory Carrying Benefit (Expense)
The following table details net new vehicle inventory carrying benefit (expense), consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit in accordance with U.S. GAAP.

	Years Ended December 31,
($ in millions)	2023	2022	Variance 2023 vs. 2022	2021	Variance 2022 vs. 2021
Floorplan assistance	$125.8	$108.9	$16.9	$121.4	$(12.5)
New vehicle floorplan interest expense	(132.1)	(35.5)	(96.6)	(22.3)	(13.2)
Net new vehicle inventory carrying benefit (expense)	$(6.3)	$73.4	$(79.7)	$99.1	$(25.7)
2023 compared to 2022
During 2023, we had a net new vehicle inventory carrying expense of $6.3 million compared to a net new vehicle inventory carrying benefit of $73.4 million in 2022.
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. We have had a net new vehicle inventory carrying benefit since 2020 when the Federal Reserve cut interest rates to near 0%. Additionally, over this same period, our average floorplan balances have been significantly lower than historical standards due to manufacturers’ new vehicle inventory supply constraints. With the increases in interest rates and new vehicle inventory supply, floorplan interest expense has increased, resulting in a net new vehicle inventory carrying expense for 2023. Increases to floorplan interest expense were partially offset by an increase in floorplan assistance due to an increase in the average floorplan assistance rate per unit and an increase in unit volume. If interest rates remain at their current levels or continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying expense.

Used Vehicle

	Years Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions, except per vehicle data)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$7,639.5	$9,020.9	$(1,381.4)	(15.3)	$8,062.4	$958.5	11.9
Wholesale revenue	559.0	640.9	(81.9)	(12.8)	576.4	64.5	11.2
Total revenue	$8,198.5	$9,661.8	$(1,463.3)	(15.1)	$8,638.8	$1,023.0	11.8
Retail gross profit	$493.1	$538.3	$(45.2)	(8.4)	$622.3	$(84.0)	(13.5)
Wholesale gross profit	14.9	14.8	0.1		65.8	(51.0)
Total gross profit	$508.0	$553.1	$(45.1)	(8.2)	$688.1	$(135.0)	(19.6)
Retail vehicle unit sales	274,019	299,806	(25,787)	(8.6)	304,364	(4,558)	(1.5)
Revenue per vehicle retailed	$27,879	$30,089	$(2,210)	(7.3)	$26,489	$3,600	13.6
Gross profit per vehicle retailed	$1,800	$1,795	$5	0.3	$2,045	$(250)	(12.2)
Gross profit as a percentage of retail revenue	6.5%	6.0%			7.7%
Inventory days supply (trailing calendar month days)	39 days	31 days

	Years Ended December 31,
	2023	2022	2023 vs. 2022		2022	2021	2022 vs. 2021
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$7,385.6	$8,959.6	$(1,574.0)	(17.6)	$8,637.9	$8,027.7	$610.2	7.6
Wholesale revenue	544.5	633.6	(89.1)	(14.1)	616.3	574.9	41.4	7.2
Total revenue	$7,930.1	$9,593.2	$(1,663.1)	(17.3)	$9,254.2	$8,602.6	$651.6	7.6
Retail gross profit	$477.1	$536.1	$(59.0)	(11.0)	$516.8	$620.0	$(103.2)	(16.6)
Wholesale gross profit	16.3	15.9	0.4		17.1	65.8	(48.7)
Total gross profit	$493.4	$552.0	$(58.6)	(10.6)	$533.9	$685.8	$(151.9)	(22.1)
Retail vehicle unit sales	263,642	297,970	(34,328)	(11.5)	286,908	303,082	(16,174)	(5.3)
Revenue per vehicle retailed	$28,014	$30,069	$(2,055)	(6.8)	$30,107	$26,487	$3,620	13.7
Gross profit per vehicle retailed	$1,810	$1,799	$11	0.6	$1,801	$2,046	$(245)	(12.0)
Gross profit as a percentage of retail revenue	6.5%	6.0%			6.0%	7.7%

The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $253.9 million, $61.3 million, and $34.7 million in retail used vehicle revenue and $16.0 million, $2.2 million, and $2.3 million in retail used vehicle gross profit for 2023, 2022, and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores, as applicable in a given year.

2023 compared to 2022
Same store retail used vehicle revenue decreased during 2023, as compared to 2022, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is due in part to the shift in mix from used vehicles to new vehicles as a result of increasing supply of new vehicle inventory, an increase in manufacturer new vehicle incentives including low-interest financing and customer rebates, and moderation of new vehicle pricing. In addition, used vehicle unit volume was adversely impacted by lower availability of lower-priced used vehicles.
Same store revenue PVR decreased during 2023, as compared to 2022, primarily due to a shift in mix towards lower-priced entry-level vehicles.

Same store gross profit PVR increased slightly during 2023, as compared to 2022, primarily due to a disciplined sourcing and pricing strategy as we focused on efficient internal sourcing of our used vehicle inventory and balancing gross profit PVR and unit volume. The increase in gross profit PVR was partially offset by the shift in mix towards lower-priced entry-level vehicles, which have a lower average gross profit PVR, and continued normalization of used vehicle value trends.

Parts & Service

	Years Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$4,533.7	$4,100.6	$433.1	10.6	$3,706.6	$394.0	10.6
Gross profit	$2,139.3	$1,900.3	$239.0	12.6	$1,672.7	$227.6	13.6
Gross profit as a percentage of revenue	47.2%	46.3%			45.1%

	Years Ended December 31,
			2023 vs. 2022				2022 vs. 2021
	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$4,431.8	$4,073.3	$358.5	8.8	$3,966.0	$3,644.6	$321.4	8.8
Gross profit	$2,097.9	$1,882.4	$215.5	11.4	$1,832.0	$1,647.1	$184.9	11.2
Gross profit as a percentage of revenue	47.3%	46.2%			46.2%	45.2%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, collision services, and the preparation of vehicles for sale.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $101.9 million, $27.3 million, and $62.0 million in parts and service revenue and $41.4 million, $17.9 million, and $25.6 million in parts and service gross profit for 2023, 2022, and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores, as applicable in a given year.

2023 compared to 2022
During 2023, same store parts and service revenue increased compared to the same period in 2022, primarily due to increases in revenue associated with customer-pay service of $157.6 million, the preparation of vehicles for sale of $84.3 million, and warranty service of $67.0 million.
During 2023, same store parts and service gross profit increased compared to the same period in 2022, primarily due to increases in gross profit associated with customer-pay service of $94.0 million, warranty service of $50.3 million, and the preparation of vehicles for sale of $42.6 million. Revenue and gross profit associated with customer-pay service benefited from higher value repair orders. Warranty service revenue and gross profit benefited from higher value repair orders and improved parts and labor rates. Revenue and gross profit associated with the preparation of vehicles for sale benefited from higher value repair orders and an increase in repair order volume.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2023 vs. 2022			2022 vs. 2021
	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$1,418.8	$1,437.3	$(18.5)	(1.3)	$1,384.5	$52.8	3.8
Gross profit per vehicle retailed	$2,736	$2,713	$23	0.8	$2,443	$270	11.1

	Years Ended December 31,
			2023 vs. 2022				2022 vs. 2021
	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2022	2021	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$1,385.5	$1,430.2	$(44.7)	(3.1)	$1,388.3	$1,380.7	$7.6	0.6
Gross profit per vehicle retailed	$2,749	$2,714	$35	1.3	$2,720	$2,445	$275	11.2

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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $33.3 million, $7.1 million, and $3.8 million for 2023, 2022, and 2021, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores, as applicable in a given year.
As we continue to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores, we expect that income related to arranging customer financing will shift to AutoNation Finance. See “Corporate and Other” for additional information related to AutoNation Finance.
2023 compared to 2022
Same store finance and insurance revenue and gross profit decreased during 2023, as compared to 2022, due to a decrease in used vehicle unit volume, partially offset by increases in new vehicle unit volume and finance and insurance gross profit PVR. The increase in finance and insurance gross profit PVR was primarily due to an increase in product penetration and a shift in mix from used vehicles to new vehicles, which typically generate a higher average finance and insurance gross profit PVR. The increases in finance and insurance gross profit PVR were partially offset by a decrease in gross profit per transaction associated with arranging customer financing and a decrease in finance penetration.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,573.2	$7,987.5	$(414.3)	(5.2)	$7,959.9	$27.6	0.3
Import	7,880.9	7,690.3	190.6	2.5	7,798.5	(108.2)	(1.4)
Premium Luxury	10,266.4	10,278.1	(11.7)	(0.1)	9,229.9	1,048.2	11.4
Total	25,720.5	25,955.9	(235.4)	(0.9)	24,988.3	967.6	3.9
Corporate and other	1,228.4	1,029.1	199.3	19.4	855.7	173.4	20.3
Total consolidated revenue	$26,948.9	$26,985.0	$(36.1)	(0.1)	$25,844.0	$1,141.0	4.4
Segment income(1):
Domestic	$415.4	$565.3	$(149.9)	(26.5)	$595.8	$(30.5)	(5.1)
Import	635.0	734.2	(99.2)	(13.5)	714.7	19.5	2.7
Premium Luxury	836.5	969.1	(132.6)	(13.7)	837.4	131.7	15.7
Total	1,886.9	2,268.6	(381.7)	(16.8)	2,147.9	120.7	5.6
Corporate and other	(379.7)	(285.5)	(94.2)		(270.8)	(14.7)
Floorplan interest expense	144.7	41.4	(103.3)		25.7	(15.7)
Operating income	$1,651.9	$2,024.5	$(372.6)	(18.4)	$1,902.8	$121.7	6.4

Retail new vehicle unit sales:
Domestic	67,471	66,375	1,096	1.7	76,211	(9,836)	(12.9)
Import	108,068	95,886	12,182	12.7	118,863	(22,977)	(19.3)
Premium Luxury	69,007	67,710	1,297	1.9	67,329	381	0.6
	244,546	229,971	14,575	6.3	262,403	(32,432)	(12.4)

Retail used vehicle unit sales:
Domestic	84,552	97,642	(13,090)	(13.4)	105,031	(7,389)	(7.0)
Import	91,146	100,131	(8,985)	(9.0)	103,418	(3,287)	(3.2)
Premium Luxury	75,334	83,858	(8,524)	(10.2)	83,447	411	0.5
Other	22,987	18,175	4,812		12,468	5,707
	274,019	299,806	(25,787)	(8.6)	304,364	(4,558)	(1.5)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,525.0	$3,409.1	$115.9	3.4	$3,601.8	$(192.7)	(5.4)
Used vehicle	2,428.4	3,022.3	(593.9)	(19.7)	2,875.0	147.3	5.1
Parts and service	1,184.7	1,092.7	92.0	8.4	1,007.6	85.1	8.4
Finance and insurance, net	432.0	460.3	(28.3)	(6.1)	469.1	(8.8)	(1.9)
Other	3.1	3.1	—		6.4	(3.3)
Total Revenue	$7,573.2	$7,987.5	$(414.3)	(5.2)	$7,959.9	$27.6	0.3
Segment income	$415.4	$565.3	$(149.9)	(26.5)	$595.8	$(30.5)	(5.1)
Retail new vehicle unit sales	67,471	66,375	1,096	1.7	76,211	(9,836)	(12.9)
Retail used vehicle unit sales	84,552	97,642	(13,090)	(13.4)	105,031	(7,389)	(7.0)

2023 compared to 2022
Domestic revenue decreased during 2023, as compared to 2022, primarily due to decreases in used vehicle unit volume and used vehicle revenue PVR. The decrease in used vehicle unit volume is due in part to a shift in mix from used vehicles to new vehicles and lower availability of lower-priced used vehicles. The decrease in used vehicle revenue PVR is primarily due to a shift in mix towards lower-priced entry-level vehicles. Decreases in Domestic revenue were partially offset by an increase in new vehicle revenue PVR due to increases in MSRP, an increase in new vehicle unit volume due to increasing supply of new vehicle inventory and sustained consumer demand, and an increase in parts and service revenue associated with customer-pay service and warranty service. Additionally, Domestic revenue benefited from the acquisitions we completed in 2022 and 2023.
Domestic segment income decreased during 2023, as compared to 2022, primarily due to decreases in new vehicle gross profit and finance and insurance gross profit. New vehicle gross profit was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory. Finance and insurance gross profit was adversely impacted by the decrease in used vehicle unit volume. Domestic segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by increases in parts and service gross profit associated with customer-pay service and warranty service.

Import
The Import segment operating results included the following:

	Years Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,996.0	$3,473.0	$523.0	15.1	$3,969.8	$(496.8)	(12.5)
Used vehicle	2,222.2	2,652.7	(430.5)	(16.2)	2,370.5	282.2	11.9
Parts and service	1,150.1	1,050.9	99.2	9.4	950.0	100.9	10.6
Finance and insurance, net	490.1	494.1	(4.0)	(0.8)	489.6	4.5	0.9
Other	22.5	19.6	2.9		18.6	1.0
Total Revenue	$7,880.9	$7,690.3	$190.6	2.5	$7,798.5	$(108.2)	(1.4)
Segment income	$635.0	$734.2	$(99.2)	(13.5)	$714.7	$19.5	2.7
Retail new vehicle unit sales	108,068	95,886	12,182	12.7	118,863	(22,977)	(19.3)
Retail used vehicle unit sales	91,146	100,131	(8,985)	(9.0)	103,418	(3,287)	(3.2)

2023 compared to 2022
Import revenue increased during 2023, as compared to 2022, primarily due to an increase in new vehicle unit volume due to the increasing supply of new vehicle inventory and sustained consumer demand, as well as an increase in new vehicle revenue PVR, which benefited from increases in MSRP. Import revenue also benefited from an increase in parts and service revenue associated with customer-pay service and the preparation of vehicles for sale, as well as the acquisitions we completed in 2022 and 2023. Increases in Import revenue were partially offset by decreases in used vehicle unit volume, due in part to a shift in mix from used vehicles to new vehicles and lower availability of lower-priced used vehicles, and used vehicle revenue PVR, primarily due to a shift in mix towards lower-priced entry-level vehicles.
Import segment income decreased during 2023, as compared to 2022, primarily due to decreases in new vehicle gross profit PVR, which was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory. Import segment income was also adversely impacted by an increase in SG&A expenses, largely driven by the acquisitions we completed in 2022 and 2023, and an increase in floorplan interest expense. Decreases in segment income were partially offset by an increase in new vehicle unit volume and an increase in parts and service gross profit associated with customer-pay service and the preparation of vehicles for sale.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$5,246.4	$4,872.3	$374.1	7.7	$4,510.1	$362.2	8.0
Used vehicle	2,979.5	3,499.8	(520.3)	(14.9)	3,067.4	432.4	14.1
Parts and service	1,593.1	1,448.6	144.5	10.0	1,246.7	201.9	16.2
Finance and insurance, net	446.2	453.8	(7.6)	(1.7)	401.0	52.8	13.2
Other	1.2	3.6	(2.4)		4.7	(1.1)
Total Revenue	$10,266.4	$10,278.1	$(11.7)	(0.1)	$9,229.9	$1,048.2	11.4
Segment income	$836.5	$969.1	$(132.6)	(13.7)	$837.4	$131.7	15.7
Retail new vehicle unit sales	69,007	67,710	1,297	1.9	67,329	381	0.6
Retail used vehicle unit sales	75,334	83,858	(8,524)	(10.2)	83,447	411	0.5

2023 compared to 2022
Premium Luxury revenue decreased during 2023, as compared to 2022, primarily due to a decrease in used vehicle unit volume, due in part to a shift in mix from used vehicles to new vehicles and lower availability of lower-priced used vehicles, and a decrease in used vehicle revenue PVR, primarily due to a shift in mix towards lower-priced entry-level vehicles. Decreases in Premium Luxury revenue were partially offset by an increase in new vehicle revenue PVR, which benefited from increases in MSRP, an increase in new vehicle unit volume, primarily due to increasing supply of new vehicle inventory and sustained consumer demand, and an increase in parts and service revenue associated with customer-pay service and warranty service.
Premium Luxury segment income decreased during 2023, as compared to 2022, primarily due to a decrease in new vehicle gross profit PVR, which was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory. Premium Luxury segment income was also adversely impacted by increases in floorplan interest and SG&A expenses. Decreases in Premium Luxury segment income were partially offset by increases in parts and service gross profit associated with customer-pay service and warranty service.

Corporate and other
Corporate and other results included the following:

	Years Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$568.4	$487.0	$81.4	16.7	$325.9	$161.1	49.4
Parts and service	605.8	508.4	97.4	19.2	502.3	6.1	1.2
Finance and insurance, net	50.5	29.1	21.4	73.5	24.8	4.3	17.3
Other	3.7	4.6	(0.9)	(19.6)	2.7	1.9	70.4
Revenue	$1,228.4	$1,029.1	$199.3	19.4	$855.7	$173.4	20.3
Income (loss)	$(379.7)	$(285.5)	$(94.2)		$(270.8)	$(14.7)
“Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, our mobile automotive repair and maintenance business, and our auto finance company, all of which do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
As of December 31, 2023, we had 53 AutoNation-branded collision centers, 19 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, referred to as AutoNation Mobile Service, and an auto finance company, referred to as AutoNation Finance.
Revenue from “Corporate and other” increased during 2023, as compared to the same period in 2022, primarily due to increases in revenue from AutoNation USA stores, AutoNation Mobile Service, and collision centers.
The loss from “Corporate and other” increased during 2023, as compared to the same period in 2022, primarily due to expenditures associated with acquisitions, newly opened AutoNation USA stores, and investments in technology and strategic initiatives, as well as an increase in deferred compensation obligations as a result of changes in market performance of the underlying investments and an increase in self-insurance losses related to hailstorms and other natural catastrophes. The increases in loss from “Corporate and other” were partially offset by increases in gross profit from collision centers, AutoNation USA stores, and AutoNation Mobile Service. In addition, the loss from “Corporate and other” in 2022 was adversely impacted by recognition of an initial credit loss expense of $34.2 million associated with the auto loans receivable portfolio we acquired as part of the auto finance company acquisition completed in the fourth quarter of 2022.
AutoNation USA Stores
During 2023, we opened six AutoNation USA used vehicle stores and currently have over 20 stores under development. These stores play an integral part of both our long-term growth plans and the achievement of scale, scope, and density in markets to better serve and meet the needs of customers. A number of variables may impact the implementation of our expansion plans, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
AutoNation Mobile Service
During 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance services, which we rebranded to AutoNation Mobile Service. Revenue and gross profit from this business are included within “parts and service.”
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
In September 2023, we discontinued acquiring installment contracts from third-party independent dealers. We plan to continue to increase finance penetration rates for retail vehicle sales through our stores, which we expect will favorably impact the operating results of our auto finance business over time. AutoNation Finance results are included in “Other (Income) Expense, Net” in our Consolidated Statements of Income. See Notes 5 and 10 of the Notes to Consolidated Financial Statements for more information on auto loans receivable, the related allowance for credit losses, and the related debt of our auto finance company.

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

	Years Ended December 31,
			2023 vs. 2022			2022 vs. 2021
($ in millions)	2023	2022	Variance Favorable / (Unfavorable)	% Variance	2021	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$2,126.9	$2,061.3	$(65.6)	(3.2)	$2,017.1	$(44.2)	(2.2)
Advertising	243.5	184.3	(59.2)	(32.1)	170.3	(14.0)	(8.2)
Store and corporate overhead	882.8	780.5	(102.3)	(13.1)	688.8	(91.7)	(13.3)
Total	$3,253.2	$3,026.1	$(227.1)	(7.5)	$2,876.2	$(149.9)	(5.2)

SG&A as a % of total gross profit:
Compensation	41.4	39.1	(230)	bps	40.7	160	bps
Advertising	4.8	3.6	(120)	bps	3.5	(10)	bps
Store and corporate overhead	17.2	14.8	(240)	bps	13.9	(90)	bps
Total	63.4	57.5	(590)	bps	58.1	60	bps
2023 compared to 2022
SG&A expenses increased in 2023, as compared to 2022, primarily due to acquisitions and newly opened stores, expenditures associated with investments in technology and strategic initiatives, an increase in advertising expenses to support our used vehicle internal sourcing strategy, an increase in deferred compensation obligations of $35.8 million as a result of changes in market performance of the underlying investments, and self-insurance losses of $21.5 million related to hailstorms and other natural catastrophes. SG&A expenses also increased due to severance expenses we recognized during the fourth quarter of 2023 of $6.6 million. Increases in SG&A expenses were partially offset by a decrease in performance-driven compensation expense. As a percentage of total gross profit, SG&A expenses increased to 63.4% during 2023, from 57.5% in 2022, primarily due to gross margin pressure and an increase in SG&A expenses related to newly acquired and opened stores, investments in technology and strategic initiatives, an increase in deferred compensation obligations, and hail-related losses.
Other (Income) Expense, Net (Operating)
Other (Income) Expense, Net includes the gains or losses associated with business/property divestitures, legal settlements, and asset impairments, among other items, and the results of our captive auto finance company, including net interest margin, the provision for expected credit losses, direct expenses, and gains or losses on the sale of loans receivable. See “Segment Results - Corporate and other” above and Notes 5 and 10 of the Notes to Consolidated Financial Statements for more information about our auto finance company.
During 2022, we recognized an initial credit loss expense of $34.2 million associated with the acquired loan portfolio of CIG Financial, the auto finance company we acquired in the fourth quarter of 2022. We also recognized a net gain of $16.3 million related to business/property divestitures.

Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
Floorplan interest expense was $144.7 million in 2023 and $41.4 million in 2022. The increase in floorplan interest expense of $103.3 million in 2023, as compared to 2022, was the result of higher average interest rates and higher average vehicle floorplan balances.
Interest Expense
Interest expense includes the interest related to non-vehicle long-term debt and finance lease obligations. Other interest expense was $181.4 million in 2023 compared to $134.9 million in 2022. The increase in interest expense of $46.5 million was driven by higher average interest rates and higher average debt balances.
Other Income (Loss), Net
During 2023 and 2022, we recognized a net gain of $16.4 million and a net loss of $19.4 million, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
During 2023 and 2022, we recorded a unrealized gain of $5.2 million and $2.9 million, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 19 of the Notes to Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. Our effective income tax rate was 24.4% in 2023 and 24.9% in 2022.
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

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2023 and 2022:

(In millions)	December 31, 2023		December 31, 2022
Cash and cash equivalents	$60.8		$72.6
Revolving credit facility	$1,899.2	(1)	$1,799.6
Secured used vehicle floorplan facilities(2)	$0.9		$0.3
(1)    At December 31, 2023, we had $0.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $440.0 million of commercial paper notes outstanding at December 31, 2023. See Note 10 of the Notes to Consolidated Financial Statements for additional information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 6 of the Notes to Consolidated Financial Statements for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At December 31, 2023, surety bonds, letters of credit, and cash deposits totaled $142.2 million, including the $0.8 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2023	2022	2021
Shares repurchased	6.4	15.6	22.3
Aggregate purchase price(1)	$863.6	$1,710.2	$2,303.2
Average purchase price per share	$134.68	$109.86	$103.18

(1) 2023 excludes excise tax accrual imposed under the Inflation Reduction Act of $8.1 million.

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
As of December 31, 2023, $320.8 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2023	2022	2021
Purchases of property and equipment, including operating lease buy-outs	$410.3	$329.0	$215.7
At December 31, 2023, we owned approximately 79% of our new vehicle franchise store locations with a net book value of $2.4 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $744.0 million. None of these properties are mortgaged or encumbered.
We continue to expand our AutoNation USA used vehicle stores. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
During 2023, we acquired a mobile solution for automotive repair and maintenance, and we also purchased seven stores. During 2022, we acquired an auto finance company, and we also purchased four stores. During 2021, we purchased 20 stores and four collision centers.
We divested one store during 2023. During 2022, we divested three stores and terminated two franchises. During 2021, we divested three stores and 18 collision centers.

(In millions)	2023	2022	2021
Cash used in business acquisitions, net(1)	$(271.4)	$(191.6)	$(432.7)
Cash received from business divestitures, net	$23.2	$55.2	$48.7

(1) Excludes finance leases.

Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2023 and 2022:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2023	2022
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		362.2	375.5
			3,612.2	3,625.5
Less: unamortized debt discounts and debt issuance costs			(21.9)	(26.0)
Less: current maturities			(462.4)	(12.6)
Long-term debt, net of current maturities			$3,127.9	$3,586.9
Our 3.5% Senior Notes due 2024 will mature on November 15, 2024, and were, therefore, reclassified to current during the fourth quarter of 2023.
We had $440.0 million and $50.0 million of commercial paper notes outstanding as of December 31, 2023 and 2022, respectively. On August 16, 2023, we increased the maximum aggregate principal amount that may be outstanding at any time under the commercial paper program from $1.0 billion to $1.9 billion.
We had non-recourse debt under our warehouse facilities of $209.4 million at December 31, 2023, and $181.8 million at December 31, 2022, and non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) of $50.5 million at December 31, 2023, and $146.9 million at December 31, 2022.
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

As of December 31, 2023, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At December 31, 2023, our leverage and interest coverage ratios were as follows:

December 31, 2023
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.19x
Interest coverage ratio	≥ 3.00x	6.06x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2023	2022
Vehicle floorplan payable - trade	$1,760.0	$946.6
Vehicle floorplan payable - non-trade	1,622.4	1,162.7
Vehicle floorplan payable	$3,382.4	$2,109.3
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables. See Note 6 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2023	2022	2021
Net cash provided by operating activities	$724.0	$1,668.1	$1,627.7
Net cash used in investing activities	$(569.9)	$(479.3)	$(460.3)
Net cash used in financing activities	$(172.5)	$(1,154.0)	$(1,676.5)
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
2023 compared to 2022
Net cash provided by operating activities decreased during 2023, as compared to 2022, primarily due to an increase in working capital requirements, a decrease in earnings, and an increase in originations of loans receivable for vehicles sold through our stores.
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

2023 compared to 2022
Net cash used in investing activities increased during 2023, as compared to 2022, primarily due to an increase in purchases of property and equipment, an increase in cash used in acquisitions, and a decrease in cash received from business divestitures, partially offset by an increase in proceeds from the sale of auto loans receivable and an increase in net cash inflows related to auto loans receivable acquired through third-party dealers.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
2023 compared to 2022
During 2023, we repurchased 6.4 million shares of common stock for an aggregate purchase price of $863.6 million (average purchase price per share of $134.68), excluding the excise tax imposed under the Inflation Reduction Act. During 2022, we repurchased 15.6 million shares of our common stock for an aggregate purchase price of $1.7 billion (average purchase price per share of $109.86), including repurchases for which settlement occurred subsequent to December 31, 2022.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net proceeds of $390.0 million during 2023 compared to net repayments of $290.0 million during 2022 and changes in vehicle floorplan payable-non-trade totaling net proceeds of $425.3 million during 2023 compared to net proceeds of $178.6 million during 2022.
During 2023, we repaid $392.7 million and borrowed $324.0 million under our non-recourse debt facilities. During 2022, we repaid $35.6 million and borrowed $40.7 million under our non-recourse debt facilities.
During 2022, we issued $700.0 million aggregate principal amount of 3.85% Senior Notes due 2032. Cash flows from financing activities during 2022 reflect cash payments of $6.6 million for debt issuance costs associated with the senior notes issuance that are being amortized to interest expense over the term of the related senior notes.

Material Cash Requirements
The following table summarizes our current and long-term material cash requirements as of December 31, 2023. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2024)	1 - 3 Years (2025 and 2026)	3 - 5 Years (2027 and 2028)	More Than 5 Years (2029 and thereafter)
Vehicle floorplan payable (Note 6)(1)	$3,382.4	$3,382.4	$—	$—	$—
Non-vehicle long-term debt, including finance leases (Note 10)(1)(2)	3,612.2	462.1	532.8	732.0	1,885.3
Commercial paper (Note 10)(1)	440.0	440.0	—	—	—
Interest payments(3)	715.6	131.7	205.9	168.4	209.6
Operating lease and other commitments (Note 9)(1)(4)	571.9	58.1	111.4	97.9	304.5
Unrecognized tax benefits, net (Note 13)(1)	12.2	—	12.2	—	—
Deferred compensation obligations (Note 1)(1)(5)	129.3	7.3	—	—	122.0
Estimated chargeback liability (Note 11)(1)(6)	200.4	110.9	75.7	13.0	0.8
Estimated self-insurance obligations (Note 12)(1)(7)	102.3	42.3	32.6	13.3	14.1
Purchase obligations and other commitments(8)	342.6	207.3	93.0	39.0	3.3
Total	$9,508.9	$4,842.1	$1,063.6	$1,063.6	$2,539.6
(1)See Notes to Consolidated Financial Statements.
(2)Amounts for non-vehicle long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $4.7 million or debt issuance costs of $17.2 million.
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

The table above excludes the non-recourse debt that relates to auto loans receivable funded through asset-backed term securitizations and/or warehouse facilities. These receivables can only be used as collateral to settle obligations of this non-recourse debt. In addition, the investors and/or creditors in the non-recourse debt have no recourse to our assets for payment of the debt beyond the related receivables, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable. Non-recourse debt, net of unamortized debt discounts and issuance costs, totaled $258.4 million at December 31, 2023. See Note 5 and Note 10 to the Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2023, surety bonds, letters of credit, and cash deposits totaled $142.2 million, of which $0.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 13 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic acquisitions, initiatives, partnerships, or investments, including AutoNation USA, AutoNation Finance, and AutoNation Mobile Service; statements regarding our investments in digital and online capabilities and mobility solutions; statements regarding our expectations for the future performance of our business and the automotive retail industry; as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
~~•~~Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.
•We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises. In addition, we rely on various third-party suppliers for key products and services.

•We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.
•We are investing significantly in various strategic initiatives, including the planned expansion of our AutoNation USA stores, our AutoNation Finance business, and our AutoNation Mobile Service business, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on AutoNation’s X feed (www.x.com/autonation).
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
We had $3.4 billion of variable rate vehicle floorplan payable at December 31, 2023, and $2.1 billion at December 31, 2022. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $33.8 million in 2023 and $21.1 million in 2022. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $440.0 million of commercial paper notes outstanding at December 31, 2023, and $50.0 million at December 31, 2022. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $4.4 million in 2023 and $0.5 million in 2022.
Our fixed rate senior unsecured notes totaled $3.2 billion and had a fair value of $3.0 billion as of December 31, 2023, and totaled $3.2 billion and had a fair value of $2.8 billion as of December 31, 2022.
As of December 31, 2023, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $22.8 million at December 31, 2023. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $2.3 million. We also have a minority equity investment without a readily determinable fair value. This equity investment is measured using a measurement alternative as permitted by accounting standards and was initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold this investment, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at December 31, 2023. A hypothetical 10% observable price change for this equity investment would result in an approximate change to gain or loss of $5.7 million. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of franchise rights
As described in Note 8 to the consolidated financial statements, the franchise rights balance as of December 31, 2023 was $876.2 million. The Company performs franchise rights impairment testing annually or more frequently when events or changes indicate that impairment may have occurred. During the fiscal year ended December 31, 2023, the Company performed a quantitative impairment analysis of its franchise rights.
We identified the assessment of the fair values of franchise rights as a critical audit matter. We performed sensitivity analyses as a risk assessment procedure over assumptions used to estimate the fair value of the franchise rights and determined the forecasted revenue growth rates, the forecasted margin rates and the discount rates represented the significant assumptions. A higher degree of auditor judgment was required to evaluate the Company’s estimated forecasted revenue growth rates and margin rates used to determine the fair value of the franchise rights. Valuation professionals with specialized skills and knowledge were required to evaluate the determination of the discount rates.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process to determine the fair value of the franchise rights, including controls over the:
•development of the forecasted revenue growth rates and the forecasted margin rates
•selection of the discount rate assumptions
We evaluated the Company’s forecasted revenue growth rates by comparing the growth assumptions to market data, such as industry forecasted growth rates. We evaluated the Company’s forecasted margin rates by comparing the rate assumptions to historical actual margins. We compared the Company’s historical revenue growth and margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management in the valuations by comparing them against independently developed discount rates using publicly available market data for comparable entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.

Fort Lauderdale, Florida
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Fort Lauderdale, Florida
February 16, 2024

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.8	$72.6
Receivables, net of allowance for credit losses of $2.1 million and $1.7 million, respectively	1,040.4	858.8
Inventory	3,033.4	2,048.3
Other current assets	172.3	158.3
Total Current Assets	4,306.9	3,138.0
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $46.3 million and $57.5 million, respectively	402.4	303.1
PROPERTY AND EQUIPMENT, NET	3,791.6	3,607.2
OPERATING LEASE ASSETS	392.1	323.5
GOODWILL	1,465.8	1,320.1
OTHER INTANGIBLE ASSETS, NET	927.8	837.0
OTHER ASSETS	693.4	530.8
Total Assets	$11,980.0	$10,059.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,760.0	$946.6
Vehicle floorplan payable - non-trade	1,622.4	1,162.7
Accounts payable	344.7	327.6
Commercial paper	440.0	50.0
Current maturities of long-term debt	462.4	12.6
Current portion of non-recourse debt	8.8	10.7
Accrued payroll and benefits	239.0	238.0
Other current liabilities	705.2	657.5
Total Current Liabilities	5,582.5	3,405.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,127.9	3,586.9
NON-RECOURSE DEBT, NET OF CURRENT PORTION	249.6	312.9
NONCURRENT OPERATING LEASE LIABILITIES	363.2	296.9
DEFERRED INCOME TAXES	85.0	76.5
OTHER LIABILITIES	360.4	333.0
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at December 31, 2023, and 63,562,149 shares issued at December 31, 2022, including shares held in treasury	0.6	0.6
Additional paid-in capital	22.4	3.1
Retained earnings	4,643.0	3,663.7
Treasury stock, at cost; 21,917,635 and 15,915,358 shares held, respectively	(2,454.6)	(1,619.6)
Total Shareholders’ Equity	2,211.4	2,047.8
Total Liabilities and Shareholders’ Equity	$11,980.0	$10,059.7
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2023	2022	2021
Revenue:
New vehicle	$12,767.4	$11,754.4	$12,081.7
Used vehicle	8,198.5	9,661.8	8,638.8
Parts and service	4,533.7	4,100.6	3,706.6
Finance and insurance, net	1,418.8	1,437.3	1,384.5
Other	30.5	30.9	32.4
TOTAL REVENUE	26,948.9	26,985.0	25,844.0
Cost of Sales:
New vehicle	11,705.6	10,387.8	10,880.1
Used vehicle	7,690.5	9,108.7	7,950.7
Parts and service	2,394.4	2,200.3	2,033.9
Other	26.9	22.9	26.7
TOTAL COST OF SALES	21,817.4	21,719.7	20,891.4
Gross Profit:
New vehicle	1,061.8	1,366.6	1,201.6
Used vehicle	508.0	553.1	688.1
Parts and service	2,139.3	1,900.3	1,672.7
Finance and insurance	1,418.8	1,437.3	1,384.5
Other	3.6	8.0	5.7
TOTAL GROSS PROFIT	5,131.5	5,265.3	4,952.6
Selling, general, and administrative expenses	3,253.2	3,026.1	2,876.2
Depreciation and amortization	220.5	200.3	193.3
Other (income) expense, net	5.9	14.4	(19.7)
OPERATING INCOME	1,651.9	2,024.5	1,902.8
Non-operating income (expense) items:
Floorplan interest expense	(144.7)	(41.4)	(25.7)
Other interest expense	(181.4)	(134.9)	(93.0)
Other income (loss), net	24.4	(14.7)	24.3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,350.2	1,833.5	1,808.4
Income tax provision	330.0	455.8	435.1
NET INCOME FROM CONTINUING OPERATIONS	1,020.2	1,377.7	1,373.3
Income (loss) from discontinued operations, net of income taxes	0.9	(0.3)	(0.3)
NET INCOME	$1,021.1	$1,377.4	$1,373.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$22.87	$24.47	$18.51
Discontinued operations	$0.02	$(0.01)	$—
Net income	$22.89	$24.47	$18.50
Weighted average common shares outstanding	44.6	56.3	74.2
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$22.72	$24.30	$18.31
Discontinued operations	$0.02	$(0.01)	$—
Net income	$22.74	$24.29	$18.31
Weighted average common shares outstanding	44.9	56.7	75.0
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	41.6	47.6	62.6
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	102,562,149	$1.0	$53.1	$4,069.4	$(887.8)	$3,235.7
Net income	—	—	—	1,373.0	—	1,373.0
Repurchases of common stock	—	—	—	—	(2,303.2)	(2,303.2)
Treasury stock cancellation	(16,000,000)	(0.2)	(40.6)	(797.2)	838.0	—
Stock-based compensation expense	—	—	35.0	—	—	35.0
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(44.3)	(5.3)	86.1	36.5
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0
Net income	—	—	—	1,377.4	—	1,377.4
Repurchases of common stock	—	—	—	—	(1,710.2)	(1,710.2)
Treasury stock cancellation	(23,000,000)	(0.2)	(7.8)	(2,295.5)	2,303.5	—
Stock-based compensation expense	—	—	31.5	—	—	31.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(23.8)	(58.1)	54.0	(27.9)
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8
Net income	—	—	—	1,021.1	—	1,021.1
Repurchases of common stock	—	—	—	—	(871.7)	(871.7)
Stock-based compensation expense	—	—	39.7	—	—	39.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(20.4)	(41.8)	36.7	(25.5)
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2023	2022	2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$1,021.1	$1,377.4	$1,373.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	(0.9)	0.3	0.3
Depreciation and amortization	220.5	200.3	193.3
Amortization of debt issuance costs and accretion of debt discounts	9.6	7.2	4.9
Stock-based compensation expense	39.7	31.5	35.0
Provision for credit losses on auto loans receivable	45.9	43.8	—
Deferred income tax provision (benefit)	20.1	1.3	(17.4)
Net gain related to business/property dispositions	(9.1)	(16.3)	(18.1)
Gain on equity investments	(5.2)	(2.9)	(10.9)
Loss (gain) on corporate-owned life insurance asset	(16.4)	19.4	(12.7)
Gain on sale of auto loans receivable	(8.1)	—	—
Other	6.4	1.6	2.6
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	(178.2)	(129.2)	114.9
Auto loans receivable, net	(229.9)	—	—
Inventory	(950.1)	(175.5)	800.4
Other assets	(84.2)	(58.4)	92.2
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	813.4	461.1	(1,059.7)
Accounts payable	8.1	(68.9)	57.2
Other liabilities	21.6	(24.3)	73.0
Net cash provided by continuing operations	724.3	1,668.4	1,628.0
Net cash used in discontinued operations	(0.3)	(0.3)	(0.3)
Net cash provided by operating activities	724.0	1,668.1	1,627.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(410.3)	(329.0)	(215.7)
Proceeds from the disposal of assets held for sale	7.9	22.8	37.1
Cash used in business acquisitions, net of cash acquired	(271.4)	(191.6)	(432.7)
Cash received from business divestitures, net of cash relinquished	23.2	55.2	48.7
Originations of auto loans receivable acquired through third-party dealers	(110.9)	(56.0)	—
Collections on auto loans receivable acquired through third-party dealers	135.0	36.4	—
Proceeds from the sale of auto loans receivable	68.7	—	—
Proceeds from the sale of equity securities	1.4	1.8	109.4
Investment in equity securities	—	(12.0)	(5.5)
Other	(13.5)	(6.9)	(1.6)
Net cash used in continuing operations	(569.9)	(479.3)	(460.3)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(569.9)	(479.3)	(460.3)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2023	2022	2021
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(874.4)	(1,699.5)	(2,318.2)
Proceeds from 3.85% Senior Notes due 2032	—	698.8	—
Proceeds from 1.95% Senior Notes due 2028	—	—	399.2
Proceeds from 2.4% Senior Notes due 2031	—	—	448.8
Payment of 3.35% Senior Notes due 2021	—	—	(300.0)
Net proceeds from (payments of) commercial paper	390.0	(290.0)	340.0
Proceeds from non-recourse debt	324.0	40.7	—
Payments of non-recourse debt	(392.7)	(35.6)	—
Payment of debt issuance costs	(6.6)	(7.1)	(8.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	425.3	178.6	(263.9)
Payments of other debt obligations	(12.6)	(12.0)	(10.9)
Proceeds from the exercise of stock options	1.9	3.4	54.5
Payments of tax withholdings for stock-based awards	(27.4)	(31.3)	(18.0)
Net cash used in continuing operations	(172.5)	(1,154.0)	(1,676.5)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	(172.5)	(1,154.0)	(1,676.5)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(18.4)	34.8	(509.1)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of year	95.4	60.6	569.7
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of year	$77.0	$95.4	$60.6

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2023, we owned and operated 349 new vehicle franchises from 252 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 34 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2023, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2023, we also owned and operated 53 AutoNation-branded collision centers, 19 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Such estimates and assumptions affect, among other things, our goodwill, indefinite-lived intangible asset, and long-lived asset valuations; inventory valuation; equity investment valuation; assets held for sale; assessments of variable consideration and related constraints associated with retrospective commissions; accruals for chargebacks against revenue recognized from the sale of finance and insurance products; accruals related to self-insurance programs; the allowance for expected credit losses; certain legal proceedings; assessment of the annual income tax expense; deferred income taxes and income tax contingencies; and measurement of performance-based compensation costs.
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
Auto Loans Receivable
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through our captive auto finance company, as well as retail vehicle installment sales contracts acquired through third-party independent dealers prior to October 2023. Auto loans receivable are presented net of an allowance for expected credit losses. See Note 5 of the Notes to Consolidated Financial Statements for additional information on our significant accounting policies related to auto loans receivable and the allowance for expected credit losses.
Financing and Securitization Transactions
Through wholly-owned, bankruptcy-remote, special purpose entities, we utilize warehouse facilities to fund auto loans receivable originated by our auto finance company. We also have term securitizations that were put in place prior to our acquisition of our captive auto finance company to provide long-term funding for certain auto loans receivable initially funded through the warehouse facilities. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables. We are required to evaluate the term securitization trusts for consolidation. See Note 10 of the Notes to Consolidated Financial Statements for more information on our non-recourse debt and consolidation of variable interest entities.
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
Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information. We had assets held for sale in continuing operations of $21.3 million at December 31, 2023, and $5.7 million at December 31, 2022. We had no assets held for sale in discontinued operations at December 31, 2023, and $1.1 million at December 31, 2022.
See Note 19 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2023, 2022, and 2021.
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
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. During 2023, 2022, and 2021 we did not record any goodwill or franchise rights impairment charges.
See Note 8 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 19 of the Notes to Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, prepaid expenses, contract assets, deposits, and assets held for sale in continuing operations. Other current assets also include restricted cash on deposit in reserve accounts for the benefit of holders of certain non-recourse debt. These funds are not expected to be available to the company or its creditors.
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
Employee Savings Plans
We offer a 401(k) plan to all of our associates and provided a matching contribution to certain associates that participate in the plan of $24.5 million in 2023, $19.9 million in 2022, and $14.3 million in 2021. Employer matching contributions are fully vested immediately upon contribution.
We offer a deferred compensation plan (the “Plan”) to provide certain associates and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. Effective in January 2021, we suspended matching contributions to the Plan, which were reinstated effective January 2022. We provided a matching contribution to employee participants in the Plan of $2.1 million for 2023 and $1.3 million for 2022. One-third of the matching contribution is vested and credited to participants on the first day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. The balances due to participants in the Plan were $129.3 million as of December 31, 2023, and $107.8 million as of December 31, 2022, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation
We grant stock-based awards in the form of time-based, performance-based, and market-based restricted stock units (“RSUs”), which are issued from our treasury stock upon vesting. Compensation cost for time-based and performance-based RSUs is based on the closing price of our common stock on the date of grant. Compensation cost for market-based RSUs is based on the fair value of the award calculated using a Monte Carlo simulation model on the date of grant.
Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for time-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until associates become retirement-eligible. Compensation cost for performance-based RSUs is recognized based on the expected achievement level of the performance goals, which is evaluated over the performance period, and recognized over the shorter of the stated vesting period or the period until associates become retirement-eligible. Compensation cost for market-based RSUs is recognized over the shorter of the stated vesting period or the period until associates become retirement-eligible, regardless of whether the market condition is satisfied. We account for forfeitures of stock-based awards as they occur. See Note 15 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $243.5 million in 2023, $184.3 million in 2022, and $170.3 million in 2021, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $61.3 million in 2023, $58.2 million in 2022, and $51.4 million in 2021. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted earnings per share is computed using the treasury stock method by dividing net income by the weighted average number of shares outstanding, noted above, including the dilutive effect of unvested RSU awards and stock options. See Note 3 of the Notes to Consolidated Financial Statements for more information on the computation of earnings per share.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements, but will require certain additional disclosures.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements, but will require certain additional disclosures.

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

	Year Ended December 31, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,525.0	$3,996.0	$5,246.4	$—	$12,767.4
Used vehicle	2,428.4	2,222.2	2,979.5	568.4	8,198.5
Parts and service	1,184.7	1,150.1	1,593.1	605.8	4,533.7
Finance and insurance, net	432.0	490.1	446.2	50.5	1,418.8
Other	3.1	22.5	1.2	3.7	30.5
	$7,573.2	$7,880.9	$10,266.4	$1,228.4	$26,948.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$6,723.2	$6,988.3	$8,911.4	$819.9	$23,442.8
Goods and services transferred over time(2)	850.0	892.6	1,355.0	408.5	3,506.1
	$7,573.2	$7,880.9	$10,266.4	$1,228.4	$26,948.9

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

(1) “Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and AutoNation Mobile Service.

(2) Represents revenue recognized during the period for automotive repair and maintenance services.
Performance Obligations and Significant Judgments and Estimates Related to Revenue Recognition
New and Used Vehicle
We sell new vehicles at our franchised dealerships and used vehicles at our franchised dealerships, AutoNation USA used vehicle stores, and wholesale auctions. The transaction price for a vehicle sale is determined with the customer at the time of sale. Customers often trade in their own vehicle to apply toward the purchase of a retail new or used vehicle. The

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

“trade-in” vehicle is a type of noncash consideration measured at fair value, based on external and internal market data for the specific vehicle, and applied as payment to the contract price for the purchased vehicle.
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
Parts and Service
We sell parts and automotive services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. We also sell parts through our wholesale and retail counter channels, as well as our e-commerce website.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$107.3	$36.7	$52.3	$18.3
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
The following table provides the balances at December 31 of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	2023	2022	2021
Receivables from contracts with customers, net	$762.0	$634.5	$539.9
Contract Asset (Current)	$23.1	$27.7	$30.4
Contract Asset (Long-Term)	$3.2	$8.6	$14.2
Contract Liability (Current)	$42.5	$41.8	$33.6
Contract Liability (Long-Term)	$70.6	$66.6	$60.5
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

	2023	2022	2021
Amounts included in contract liability at the beginning of the period	$35.0	$33.6	$32.1
Performance obligations satisfied in previous periods	$—	$2.1	$19.4
Other significant changes include contract assets reclassified to receivables of $29.1 million during 2023 and $30.5 million in 2022.
Contract Costs
For sales commissions incurred related to sales of vehicles and sales of finance and insurance products for which we act as agent, we have elected as a practical expedient to not capitalize the incremental costs to obtain those contracts since they are point-of-sale transactions and the amortization period would be immediate.
Sales commissions and third-party administrator fees incurred related to sales of VCP products are capitalized since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. We had capitalized costs incurred to obtain or fulfill a VCP contract with a customer of $10.4 million as of December 31, 2023, and $10.1 million at December 31, 2022. We amortized $4.0 million and $3.8 million of these capitalized costs during 2023 and 2022, respectively.

3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted EPS is calculated using the treasury stock method by dividing net income by the weighted average number of shares outstanding, noted above, including the dilutive effect of unvested RSU awards and stock options.
The following table presents the calculation of basic and diluted EPS:

	2023	2022	2021
Net income from continuing operations	$1,020.2	$1,377.7	$1,373.3
Income (loss) from discontinued operations, net of income taxes	0.9	(0.3)	(0.3)
Net income	$1,021.1	$1,377.4	$1,373.0

Basic weighted average common shares outstanding	44.6	56.3	74.2
Dilutive effect of unvested RSUs and stock options	0.3	0.4	0.8
Diluted weighted average common shares outstanding	44.9	56.7	75.0

Basic EPS amounts(1):
Continuing operations	$22.87	$24.47	$18.51
Discontinued operations	$0.02	$(0.01)	$—
Net income	$22.89	$24.47	$18.50

Diluted EPS amounts(1):
Continuing operations	$22.72	$24.30	$18.31
Discontinued operations	$0.02	$(0.01)	$—
Net income	$22.74	$24.29	$18.31

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	2023	2022	2021
Anti-dilutive equity instruments excluded from the computation of diluted EPS	—	0.1	—

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, at December 31 are as follows:

	2023	2022
Contracts-in-transit and vehicle receivables	$553.8	$441.1
Trade receivables	173.2	156.6
Manufacturer receivables	240.5	174.4
Income taxes receivable (see Note 13)	11.1	20.2
Other	63.9	68.2
	1,042.5	860.5
Less: allowances for expected credit losses	(2.1)	(1.7)
Receivables, net	$1,040.4	$858.8
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

5. AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through our auto finance company (referred to as AutoNation Finance), as well as retail vehicle installment sales contracts acquired through third-party independent dealers prior to October 2023. Auto loans receivable are presented net of an allowance for expected credit losses. Auto loans receivable represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for expected credit losses.
AutoNation Finance operating results include the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated credit losses, and direct expenses, as well as gains or losses on the sale of auto loans receivable. AutoNation Finance operating results are included as a component of Other (Income) Expense, Net (within Operating Income). Interest income on auto loans receivable is recognized when earned based on contractual loan terms. Direct costs associated with loan originations are capitalized and amortized using the effective interest method.
Auto Loans Receivable, Net
The components of auto loans receivable, net of unearned discounts and allowances for expected credit losses, at December 31, are as follows:

	2023	2022
Total auto loans receivable	$451.2	$377.0
Accrued interest and fees	4.8	4.4
Deferred loan origination costs	1.6	0.5
Less: unearned discounts	(8.9)	(21.3)
Less: allowances for expected credit losses	(46.3)	(57.5)
Auto loans receivable, net	$402.4	$303.1

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Auto Loans Receivable by Major Credit Program
The following table presents auto loans receivable as of December 31, 2023, and December 31, 2022, disaggregated by major credit program tier:

	Fiscal Year of Origination
As of December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Total
Credit Program Tier(1):
Platinum	$163.9	$14.8	$8.2	$3.3	$3.1	$0.5	$193.8
Gold	64.3	35.9	18.5	6.8	4.5	0.8	130.8
Silver	50.2	33.0	16.2	5.2	2.8	0.3	107.7
Bronze	6.7	0.7	6.0	1.5	0.1	—	15.0
Copper	0.3	0.2	2.8	0.5	0.1	—	3.9
Total auto loans receivable	$285.4	$84.6	$51.7	$17.3	$10.6	$1.6	$451.2

Current-period gross write-offs	$10.5	$33.6	$16.4	$4.6	$2.5	$0.7	$68.3

	Fiscal Year of Origination
As of December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Total
Credit Program Tier(1):
Platinum	$21.9	$12.9	$6.4	$7.4	$2.2	$0.2	$51.0
Gold	53.7	30.0	12.9	10.6	3.2	0.4	110.8
Silver	61.9	29.8	10.4	8.0	1.9	0.1	112.1
Bronze	41.4	17.1	7.4	3.7	1.0	0.1	70.7
Copper	19.2	8.0	2.6	1.8	0.7	0.1	32.4
Total auto loans receivable	$198.1	$97.8	$39.7	$31.5	$9.0	$0.9	$377.0

(1) Classified based on credit grade assigned when customer was initially approved for financing.
Allowance for Credit Losses
The allowance for credit losses represents the net credit losses expected over the remaining contractual life of our auto loans receivable. The allowance for credit losses is determined using a vintage-level statistical model that captures the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the years ended December 31, 2023, and December 31, 2022:

	2023	2022(1)
Balance as of beginning of year	$57.5	$—
Provision for credit losses	45.9	43.8
Initial allowance for purchased credit-deteriorated loans	—	21.7
Write-offs	(68.3)	(13.9)
Recoveries(2)	27.3	5.9
Sold loans	(16.1)	—
Balance as of end of year	$46.3	$57.5

(1) Reflects activity that occurred after the acquisition of CIG Financial on October 1, 2022. Provision for credit losses includes initial credit loss expense of $34.2 million associated with the auto loan portfolio acquired as part of the acquisition.

(2) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
During 2023, we sold loans with an aggregate amortized cost of $60.6 million, net of allowance for expected credit losses of $16.1 million, for cash proceeds of $68.7 million. We recorded a net gain on sale of $8.1 million pre-tax. We have no continuing involvement in the sold loans as they were sold without recourse to us for their post-sale performance.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the vehicle has been repossessed and liquidated, or the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of December 31, 2023, and December 31, 2022:

	Age Analysis of Past-Due Financial Assets as of December 31,
	2023	2022
31-60 Days	$20.7	$13.0
61-90 Days	5.4	4.1
Greater than 90 Days	3.1	2.6
Total Past Due	$29.2	$19.7

Current	422.0	357.3
Total	$451.2	$377.0

6. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2023	2022
New vehicles	$1,948.6	$1,009.7
Used vehicles	815.3	789.1
Parts, accessories, and other	269.5	249.5
Inventory	$3,033.4	$2,048.3

The components of vehicle floorplan payable at December 31 are as follows:

	2023	2022
Vehicle floorplan payable - trade	$1,760.0	$946.6
Vehicle floorplan payable - non-trade	1,622.4	1,162.7
Vehicle floorplan payable	$3,382.4	$2,109.3
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2023, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 7.1% at December 31, 2023, and 5.9% at December 31, 2022. At December 31, 2023, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $2.8 billion had been borrowed.
At December 31, 2023, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 6.9% at December 31, 2023, and 5.9% at December 31, 2022. At December 31, 2023, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $835.0 million, of which $609.1 million had been borrowed. The remaining borrowing capacity of $225.9 million was limited to $0.9 million based on the eligible used vehicle inventory that could have been pledged as collateral.

7. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2023	2022
Land	$1,539.5	$1,507.8
Buildings and improvements	2,898.1	2,671.6
Furniture, fixtures, and equipment	1,486.7	1,362.9
	5,924.3	5,542.3
Less: accumulated depreciation and amortization	(2,132.7)	(1,935.1)
Property and equipment, net	$3,791.6	$3,607.2
We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $1.4 million in 2023, $2.2 million in 2022, and $0.8 million in 2021.

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2023	2022
Goodwill	$1,465.8	$1,320.1

Franchise rights - indefinite-lived	$876.2	$816.2
Other intangible assets	68.0	30.7
	944.2	846.9
Less: accumulated amortization	(16.4)	(9.9)
Intangible assets, net	$927.8	$837.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022, were as follows:

	Domestic	Import	Premium Luxury	Other	Consolidated
Balance as of January 1, 2022
Goodwill (1)	$368.7	$517.9	$741.5	$1,535.5	$3,163.6
Accumulated impairment losses (1)	(140.0)	—	(257.4)	(1,530.9)	(1,928.3)
	228.7	517.9	484.1	4.6	1,235.3
Acquisitions, dispositions, and other adjustments, net (2)	7.6	0.8	(2.0)	78.4	84.8
Balance as of December 31, 2022
Goodwill (1)	376.3	518.7	739.5	1,613.9	3,248.4
Accumulated impairment losses (1)	(140.0)	—	(257.4)	(1,530.9)	(1,928.3)
	236.3	518.7	482.1	83.0	1,320.1
Acquisitions, dispositions, and other adjustments, net (2)	(1.8)	7.9	—	139.6	145.7
Balance as of December 31, 2023
Goodwill (1)	374.5	526.6	739.5	1,753.5	3,394.1
Accumulated impairment losses (1)	(140.0)	—	(257.4)	(1,530.9)	(1,928.3)
	$234.5	$526.6	$482.1	$222.6	$1,465.8
(1)    Gross goodwill balance and accumulated impairment losses reflected in “Other” include $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit reporting structure was comprised of a single reporting unit). Gross goodwill balance reflected in “Other” also includes amounts associated with the Collision Center, Parts Center, AutoNation Finance and AutoNation Mobile Service reporting units, as applicable in a given period.
(2)    Includes amounts reclassified to held for sale and related adjustments, which are presented in Other Current Assets in our Consolidated Balance Sheet as of period end.
See Note 19 of the Notes to Consolidated Financial Statements for more information about our goodwill impairment test.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2023, we had $876.2 million of franchise rights recorded on our Consolidated Balance Sheet, of which $231.1 million was related to Domestic stores, $196.6 million was related to Import stores, and $448.5 million was related to Premium Luxury stores.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present information about our ROU assets, lease liabilities, total lease costs, cash flows arising from lease transactions, and other supplemental information for the years ended December 31, 2023 and 2022:

Leases	Classification	2023	2022
Assets
Operating	Operating Lease Assets	$392.1	$323.5
Finance	Property and Equipment, Net and Other Assets	351.1	361.4
Total right-of-use assets		$743.2	$684.9

Liabilities
Current
Operating	Other Current Liabilities	$41.2	$39.5
Finance	Current Maturities of Long-Term Debt and Vehicle Floorplan Payable - Trade	46.9	39.0
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	363.2	296.9
Finance	Long-Term Debt, Net of Current Maturities	349.6	363.2
Total lease liabilities		$800.9	$738.6

Lease Term and Discount Rate	2023	2022
Weighted average remaining lease term
Operating	12 years	11 years
Finance	13 years	14 years
Weighted-average discount rate
Operating	5.71%	5.25%
Finance	4.43%	4.47%

Lease cost	Classification	2023	2022
Operating lease cost	Selling, general, and administrative expenses	$62.3	$56.0
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	24.6	20.9
Interest on lease liabilities	Other interest expense and floorplan interest expense	17.8	13.3
Short-term lease cost (1)	Selling, general, and administrative expenses	11.3	10.6
Variable lease cost	Selling, general, and administrative expenses	12.0	10.5
Sublease income	Selling, general, and administrative expenses	(3.6)	(3.6)
Net lease cost		$124.4	$107.7

(1) Includes leases with a term of one month or less.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$61.4	$56.8
Operating cash flows from finance leases (1)	$63.7	$36.2
Financing cash flows from finance leases	$12.3	$11.3
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$111.7	$78.7
Finance lease liabilities	$54.7	$90.8

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Year ending December 31,
2024	$58.1	$59.8
2025	58.0	83.0
2026	53.4	24.1
2027	50.6	25.3
2028	47.3	25.0
Thereafter	304.5	284.1
Total lease payments	571.9	501.3
Less: interest	(167.5)	(104.8)
Present value of lease liabilities	$404.4	$396.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10. DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2023	2022
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		362.2	375.5
			3,612.2	3,625.5
Less: unamortized debt discounts and debt issuance costs			(21.9)	(26.0)
Less: current maturities			(462.4)	(12.6)
Long-term debt, net of current maturities			$3,127.9	$3,586.9

At December 31, 2023, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2024	$462.1
2025	518.9
2026	13.9
2027	315.8
2028	416.2
Thereafter	1,885.3
$3,612.2
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
Senior Unsecured Notes and Credit Agreement
Our 3.5% Senior Notes due 2024 will mature on November 15, 2024, and were, therefore, reclassified to current during the fourth quarter of 2023.
The interest rates payable on our 3.5% Senior Notes, 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2023, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.8 million at December 31, 2023, leaving an additional borrowing capacity under the revolving credit facility of $1.9 billion at December 31, 2023.
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
Other Long-Term Debt
At December 31, 2023, we had finance leases and other debt obligations of $362.2 million, which are due at various dates through 2041. See Note 9 of the Notes to Consolidated Financial Statements for more information related to finance lease obligations.
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
At December 31, 2023, we had $440.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 5.9% and a weighted-average remaining term of 6 days. At December 31, 2022, we had $50.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.3% and a weighted-average remaining term of one day.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
We recognize transfers of auto loans receivable into the warehouse facilities and term securitizations (together, “non-recourse debt”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse debt on our Consolidated Balance Sheets. The non-recourse debt is structured to legally isolate the auto loans receivable, which can only be used as collateral to settle obligations of the related non-recourse debt. The term securitization trusts and investors and the creditors of the warehouse facilities have no recourse to our assets for payment of the debt beyond the related receivables, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable.
Non-recourse debt outstanding at December 31, 2023, and December 31, 2022 consisted of the following:

	2023	2022
Warehouse facilities	$209.4	$181.8
Term securitization debt of consolidated VIEs	50.5	146.9
	259.9	328.7
Less: unamortized debt discounts and debt issuance costs	(1.5)	(5.1)
Less: current maturities	(8.8)	(10.7)
Non-recourse debt, net of current maturities	$249.6	$312.9
The timing of principal payments on the non-recourse debt is based on the timing of principal collections and defaults on the related auto loans receivable. The current portion of non-recourse debt represents the portion of the payments received from the auto loans receivable that are due to be distributed as principal payments on the non-recourse debt in the following period.
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. One of the warehouse facilities matures on October 1, 2024. In January 2024, we renewed the other warehouse facility to extend the maturity date to January 31, 2025. Aggregate commitments under the warehouse facilities total $400.0 million.
The term securitization debt of consolidated VIEs consists of various notes with interest rates ranging from 1.49% to 4.45% and maturity dates ranging from August 2026 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $4.3 million as of December 31, 2023, and $14.9 million as of December 31, 2022, and is included in Other Current Assets and Other Assets in our Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $50.8 million as of December 31, 2023, and $151.4 million as of December 31, 2022.

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

	2023	2022	2021
Balance - January 1	$197.0	$171.0	$142.1
Add: Provisions	168.0	192.3	168.9
Deduct: Chargebacks	(164.6)	(166.3)	(140.0)
Balance - December 31	$200.4	$197.0	$171.0

12. SELF-INSURANCE
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation.
At December 31, 2023 and 2022, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2023	2022
Self-insurance - current portion	$42.3	$37.6
Self-insurance - long-term portion	60.0	56.9
Total self-insurance liabilities	$102.3	$94.5

13. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2023	2022	2021
Current:
Federal	$245.6	$368.7	$374.2
State	64.9	87.4	78.5
Federal and state deferred	19.0	0.8	(17.2)
Change in valuation allowance, net	1.0	0.2	(0.2)
Adjustments and settlements	(0.5)	(1.3)	(0.2)
Income tax provision	$330.0	$455.8	$435.1

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2023	%	2022	%	2021	%
Income tax provision at statutory rate	$283.5	21.0	$385.0	21.0	$379.8	21.0
Other non-deductible expenses, net	0.5	—	7.9	0.4	(1.2)	(0.1)
State income taxes, net of federal benefit	53.4	4.0	72.8	4.0	60.7	3.4
	337.4	25.0	465.7	25.4	439.3	24.3
Change in valuation allowance, net	1.0	0.1	0.2	—	(0.2)	—
Adjustments and settlements	(0.5)	—	(1.3)	(0.1)	(0.2)	—
Federal and state tax credits	(2.8)	(0.2)	(4.5)	(0.2)	(1.0)	—
Other, net	(5.1)	(0.5)	(4.3)	(0.2)	(2.8)	(0.2)
Income tax provision	$330.0	24.4	$455.8	24.9	$435.1	24.1

Deferred income tax asset and liability components at December 31 are as follows:

	2023	2022
Deferred income tax assets:
Inventory	$31.9	$23.7
Receivable allowances	0.4	12.0
Warranty, chargeback, and self-insurance liabilities	72.6	70.2
Other accrued liabilities	30.7	27.7
Deferred compensation	31.7	26.5
Stock-based compensation	9.0	7.7
Lease liabilities	162.9	148.9
Loss carryforwards— federal and state	22.7	5.8
Other, net	20.9	11.5
Total deferred income tax assets	382.8	334.0
Valuation allowance	(7.1)	(4.6)
Deferred income tax assets, net of valuation allowance	375.7	329.4
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(298.7)	(258.4)
Investments - unrealized appreciation	(2.8)	(1.6)
Right-of-use assets	(150.2)	(137.2)
Other, net	(9.0)	(8.7)
Total deferred income tax liabilities	(460.7)	(405.9)
Net deferred income tax liabilities	$(85.0)	$(76.5)
Our net deferred tax liability of $85.0 million as of December 31, 2023, and $76.5 million as of December 31, 2022, is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes receivable included in Receivables, net totaled $11.1 million at December 31, 2023 and $20.2 million at December 31, 2022.
At December 31, 2023, we had $63.1 million of gross domestic federal net operating loss carryforward, $161.2 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $1.2 million of state tax credits.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The federal net operating loss and $30.7 million of gross domestic state net operating loss carryforwards have no expiration. The state tax credits and $130.5 million of gross domestic state net operating loss carryforwards expire from 2024 through 2043. The federal and state loss carryforwards and state tax credits result in a deferred tax asset of $22.7 million.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2023, we had $7.1 million of valuation allowance related to state net operating loss carryforwards. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019. Currently, no tax years are under examination by the IRS and tax years from 2019 to 2021 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at January 1	$5.5	$6.9	$7.0
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	1.2	0.6	0.8
Reductions for tax positions of prior years	—	—	—
Reductions for expirations of statute of limitations	(1.6)	(1.4)	(0.9)
Settlements	—	(0.6)	—
Balance at December 31	$5.1	$5.5	$6.9
We had accumulated interest and penalties associated with these unrecognized tax benefits of $10.7 million at December 31, 2023, $9.6 million at December 31, 2022, and $9.1 million at December 31, 2021. We additionally had a deferred tax asset of $3.6 million at December 31, 2023, $3.4 million at December 31, 2022, and $3.6 million at December 31, 2021, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $12.2 million at December 31, 2023, $11.7 million at December 31, 2022, and $12.4 million at December 31, 2021, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.8 million during 2023, $0.4 million during 2022, and $0.6 million during 2021 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect any increase or decrease to our unrecognized tax benefits to have a material impact on our consolidated financial statements during the twelve months beginning January 1, 2024.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2023	2022	2021
Shares repurchased	6.4	15.6	22.3
Aggregate purchase price(1)	$863.6	$1,710.2	$2,303.2
Average purchase price per share	$134.68	$109.86	$103.18

(1) 2023 excludes excise tax accrual imposed under the Inflation Reduction Act of $8.1 million.
As of December 31, 2023, $320.8 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
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
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2023	2022	2021
Shares issued (in actual number of shares)	37,996	71,030	1,025,673
Proceeds from the exercise of stock options	$1.9	$3.4	$54.5
Average exercise price per share	$50.34	$47.94	$53.13
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	2023	2022	2021
Shares issued	0.6	0.8	0.7
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.2	0.3	0.2

15. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) provides for the grant of RSUs, restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. As of December 31, 2023, the maximum number of shares authorized for issuance under the 2014 Director Plan was 600,000.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock Units
On January 3, 2023, each of our non-employee directors received a grant of 2,331 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
In 2023, our Board’s Compensation Committee approved the grant to employees of 0.4 million RSUs including time-based RSUs, performance-based RSUs, and market-based RSUs. We account for forfeitures of stock-based awards as they occur.
Time-based RSUs vest in equal installments generally over three or four years. The fair value of each time-based RSU is based on the closing price of our common stock on the date of grant. Compensation cost for time-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible.
Performance-based RSUs cliff vest after three years subject to the achievement of certain performance goals over a three-year period. Performance-based RSUs granted prior to 2023 include a measure of earnings, a measure of return on invested capital, and a measure of our performance relative to certain customer satisfaction indices. Performance-based RSUs granted in 2023 include a measure of return on invested capital. The fair value of each performance-based RSU is based on the closing price of our common stock on the date of grant. Compensation cost for performance-based RSUs is based on the expected achievement level of the performance goals, which is evaluated over the performance period, and recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible.
Beginning in 2023, we granted market-based RSUs that cliff vest after three years subject to a measure of total shareholder return over a three-year period relative to the shareholder return for a predefined group of companies. The fair value of each market-based RSU is based on a Monte Carlo simulation model on the date of grant using the following assumptions:

2023
Risk-free interest rate	4.60%
Expected volatility	42.89%
Dividend yield	—
Compensation cost for market-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible, regardless of whether the market condition is satisfied.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information about vested and nonvested RSUs for 2023:

	RSUs
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1	1.2	$75.14
Granted	0.4	$139.11
Vested	(0.5)	$60.40
Forfeited	(0.1)	$112.36
Nonvested at December 31	1.0	$108.26
The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2023	2022	2021
Weighted average grant-date fair value of RSUs granted	$139.11	$112.66	$85.45
Total fair value of RSUs vested (in millions)	$76.0	$85.7	$51.8
The following table summarizes the total stock-based compensation expense related to RSUs recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2023	2022	2021
Stock-based compensation expense	$39.7	$31.5	$35.0
Tax benefit related to stock-based compensation expense	$4.5	$4.0	$2.4
Tax benefits related to vesting of RSUs and stock options exercised were $9.0 million in 2023, $9.7 million in 2022, and $17.2 million in 2021.
As of December 31, 2023, there was $37.4 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.51 years.
Stock Options
Prior to 2017, we granted non-qualified stock options with a term of 10 years from the date of grant that vested in equal installments over four years. All stock options were fully vested as of December 31, 2020. The intrinsic value of stock options exercised was $3.5 million during 2023, $5.0 million during 2022, and $51.2 million during 2021.
As of December 31, 2023, we had 20,994 stock options outstanding with a weighted average exercise price of $56.43 and weighted average contractual term of 1.76 years.

16. ACQUISITIONS
During 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, and we also purchased seven stores. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital and residual goodwill. During the fourth quarter of 2022, we acquired four stores and CIG Financial, an auto finance company.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

These acquisitions were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the full year ended December 31, 2023 and 2022, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
During 2021, we purchased 20 stores and 4 collision centers. From each acquisition date to December 31, 2021, the amounts of revenue and earnings of the stores and collision centers acquired during 2021 included in our Consolidated Statements of Income for the year ended December 31, 2021, were $176.9 million and $6.9 million, respectively. Our supplemental pro forma revenue and net income from continuing operations had the acquisition dates been January 1, 2020 are as follows:

Unaudited supplemental pro forma:	2021
Revenue	$26,544.2
Net income from continuing operations	$1,407.0

17. DIVESTITURES
During 2023, we divested one store. During 2022, we divested three stores and terminated two franchises. During 2021, we divested three stores and 18 collision centers.
We recognized net gains related to divestitures of $6.1 million in 2023, $16.0 million in 2022 and $13.3 million in 2021. The net gains on divestitures are included in Other (Income) Expense, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

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

	Years Ended December 31,
	2023	2022
Cash and cash equivalents	$60.8	$72.6
Restricted cash included in Other Current Assets	14.3	15.6
Restricted cash included in Other Assets	1.9	7.2
Total cash, cash equivalents, and restricted cash	$77.0	$95.4
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $38.7 million at December 31, 2023, $33.0 million at December 31, 2022, and $25.9 million at December 31, 2021.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $310.3 million in 2023, $153.7 million in 2022, and $113.9 million in 2021. We made income tax payments, net of income tax refunds, of $300.8 million in 2023, $482.5 million in 2022, and $458.3 million in 2021.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. The fair value of our equity investments with readily determinable fair values totaled $22.8 million at December 31, 2023, and $15.4 million at December 31, 2022.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at December 31, 2023, and $56.7 million at December 31, 2022. This equity investment reflects a cumulative upward adjustment of $3.4 million based on an observable price change that occurred in the second quarter of 2021. We did not record any upward adjustments during the year ended December 31, 2023. Additionally, we have not recorded any impairments or downward adjustments to the carrying amounts of our equity investment as of and for the year ended December 31, 2023.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is the portion of unrealized gains recognized during the years ended December 31, 2023 and 2022, related to equity securities still held at December 31:

	2023	2022
Net gains recognized during the period on equity securities	$5.2	$2.9
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$5.2	$2.9
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes at December 31 is as follows:

	2023	2022
Carrying value	$3,228.1	$3,224.0
Fair value	$2,979.3	$2,803.6
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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2023 and 2022:

	2023		2022
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Other intangible assets	$—	$(2.3)	$—	$—
Long-lived assets held and used	$—	$(2.9)	$—	$(1.6)
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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2023, 2022, and 2021 and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
We elected to perform quantitative franchise rights impairment tests as of April 30, 2023, 2022, and 2021 and no impairment charges resulted from these quantitative tests. The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable.
The non-cash impairment charge for other intangible assets is related to the write-off of certain finite-lived intangible assets that we ceased using during the year and is included in Other (Income) Expense, Net in our Consolidated Statements of Income and in the “Corporate and other” of our segment information.
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
The non-cash impairment charges related to long-lived assets held and used are included in Other (Income) Expense, Net in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $21.3 million as of December 31, 2023 and $5.7 million as of December 31, 2022 related to property held for sale, as well as inventory, goodwill, and property of disposal groups held for sale. We had no assets held for sale in discontinued operations of December 31, 2023, and $1.1 million as of December 31, 2022, related to property held for sale. Assets held for sale are included in Other Current Assets in our Consolidated Balance Sheets.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

incurred, we disclose the estimate of the possible loss or range of loss if it is material or a statement that such an estimate cannot be made. Our evaluation of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter.
As of December 31, 2023 and 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2024 to 2034 are approximately $5 million at December 31, 2023. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2023, surety bonds, letters of credit, and cash deposits totaled $142.2 million, of which $0.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

21. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2023, approximately 63% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

which we hold franchises. We had receivables from manufacturers or distributors of $240.5 million at December 31, 2023, and $174.4 million at December 31, 2022. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
We are subject to a concentration of risk, and our business could be materially adversely impacted by the financial distress, including bankruptcy, of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2023, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche).
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2023, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

22. SEGMENT INFORMATION
At December 31, 2023, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, our mobile automotive repair and maintenance business, and our auto finance company, all of which do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2023
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,573.2	$7,880.9	$10,266.4	$1,228.4	$26,948.9
Floorplan interest expense	$57.3	$21.5	$53.9	$12.0	$144.7
Depreciation and amortization	$43.6	$39.2	$76.9	$60.8	$220.5
Segment income (loss)(1)	$415.4	$635.0	$836.5	$(379.7)	$1,507.2
Capital expenditures(2)	$102.0	$106.6	$69.4	$138.0	$416.0
Segment assets	$2,507.7	$2,034.6	$3,506.8	$3,930.9	$11,980.0

	Year Ended December 31, 2022
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,987.5	$7,690.3	$10,278.1	$1,029.1	$26,985.0
Floorplan interest expense	$14.4	$4.8	$15.0	$7.2	$41.4
Depreciation and amortization	$39.1	$35.6	$74.9	$50.7	$200.3
Segment income (loss)(1)	$565.3	$734.2	$969.1	$(285.5)	$1,983.1
Capital expenditures(2)	$32.8	$70.1	$126.5	$106.8	$336.2
Segment assets	$1,974.3	$1,555.6	$2,996.8	$3,533.0	$10,059.7

	Year Ended December 31, 2021
	Domestic	Import	Premium Luxury	Corporate and other	Total
Revenues from external customers	$7,959.9	$7,798.5	$9,229.9	$855.7	$25,844.0
Floorplan interest expense	$7.9	$5.1	$8.8	$3.9	$25.7
Depreciation and amortization	$39.3	$33.9	$64.8	$55.3	$193.3
Segment income (loss)(1)	$595.8	$714.7	$837.4	$(270.8)	$1,877.1
Capital expenditures(2)	$15.5	$27.1	$80.0	$109.3	$231.9
Segment assets	$1,758.5	$1,424.2	$2,668.6	$3,092.3	$8,943.6

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
(2) Includes accrued construction in progress and excludes property associated with leases entered during the year.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of the total of the reportable segments’ revenue and segment income to our consolidated revenue and income from continuing operations before income taxes, respectively.

	Years Ended December 31,
	2023	2022	2021
Total external revenues for reportable segments	$25,720.5	$25,955.9	$24,988.3
Corporate and other revenues	1,228.4	1,029.1	855.7
Total consolidated revenues	$26,948.9	$26,985.0	$25,844.0

	Years Ended December 31,
	2023	2022	2021
Total segment income for reportable segments	$1,886.9	$2,268.6	$2,147.9
Corporate and other	(379.7)	(285.5)	(270.8)
Other interest expense	(181.4)	(134.9)	(93.0)
Other income (loss), net	24.4	(14.7)	24.3
Income from continuing operations before income taxes	$1,350.2	$1,833.5	$1,808.4

23. MULTIEMPLOYER PENSION PLANS
Five of our 252 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
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
Both of the multiemployer pension plans in which we participate are designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in these plans for the year ended December 31, 2023, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2023 and 2022 is based on information that we received from the plans and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plans are subject. A rehabilitation plan has been implemented for each plan. There have been no significant changes that affect the comparability of 2023, 2022, and 2021 contributions.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2023	2022	2023	2022	2021	Surcharge Imposed (2)
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.2	$1.3	$1.2	Yes	(3)
IAM National Pension Fund	51-6031295- 002	Red	Red	0.2	0.2	0.2	Yes	(4)
Other funds				0.1	0.1	0.1
Total contributions				$1.5	$1.6	$1.5
(1)    Our stores were not listed in the Automotive Industries Pension Plan’s or IAM National Pension Fund’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2022 or 2021.
(2)    We paid surcharges to the Automotive Industries Pension Plan of $0.6 million, $0.6 million, and $0.5 million in 2023, 2022, and 2021 respectively. Surcharges to the IAM National Pension Fund were de minimis.
(3)    We are party to three collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan with expiration dates of April 30, 2024, May 31, 2024, and December 31, 2025.
(4)    We are party to two collective-bargaining agreements that require contributions to the IAM National Pension Fund. Both agreements have an expiration date of August 31, 2025.
In the event that we cease participating in these plans, we could be assessed withdrawal liabilities, which we estimate are approximately $14 million for the Automotive Industries Pension Plan and approximately $4 million for the IAM National Pension Fund.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV

ITEM 15.   EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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
February 16, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL MANLEY	Chief Executive Officer and Director	February 16, 2024
Michael Manley	(Principal Executive Officer)

/S/ THOMAS A. SZLOSEK	Executive Vice President and Chief	February 16, 2024
Thomas A. Szlosek	Financial Officer (Principal Financial Officer)

/S/ KIMBERLY R. DEES	Senior Vice President and Chief Accounting	February 16, 2024
Kimberly R. Dees	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Chairman of the Board	February 16, 2024
Rick L. Burdick

/S/ DAVID B. EDELSON	Director	February 16, 2024
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 16, 2024
Robert R. Grusky

/S/ NORMAN K. JENKINS	Director	February 16, 2024
Norman K. Jenkins

/S/ LISA LUTOFF-PERLO	Director	February 16, 2024
Lisa Lutoff-Perlo

/S/ G. MIKE MIKAN	Director	February 16, 2024
G. Mike Mikan

/S/ JACQUELINE A. TRAVISANO	Director	February 16, 2024
Jacqueline A. Travisano

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	10-Q	001-13107	3.1	7/21/23
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.3	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.2).	8-K	001-13107	4.3	9/21/15
4.4	Supplemental Indenture to 2010 Indenture, dated February 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	4/22/16
4.5	Supplemental Indenture to 2010 Indenture, dated July 29, 2016, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	10/28/16
4.6	Supplemental Indenture to 2010 Indenture, dated August 3, 2017, relating to the Company’s 4.5% Senior Notes due 2025.	10-Q	001-13107	4.4	11/2/17
4.7	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.5% Senior Notes due 2024.	8-K	001-13107	4.2	11/13/17
4.8	Form of 3.5% Senior Notes due 2024 (included in Exhibit 4.7).	8-K	001-13107	4.2	11/13/17
4.9	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.10	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.9).	8-K	001-13107	4.4	11/13/17
4.11	Supplemental Indenture to 2010 Indenture, dated May 22, 2020, relating to the Company’s 4.75% Senior Notes due 2030.	8-K	001-13107	4.2	5/22/20
4.12	Form of 4.75% Senior Notes due 2030 (included in Exhibit 4.11).	8-K	001-13107	4.2	5/22/20
4.13	Supplemental Indenture to 2010 Indenture, dated July 29, 2021, relating to the Company’s 1.95% Senior Notes due 2028 and 2.4% Senior Notes due 2031.	8-K	001-13107	4.2	7/29/21
4.14	Form of 1.95% Senior Notes due 2028 (included in Exhibit 4.13).	8-K	001-13107	4.2	7/29/21
4.15	Form of 2.4% Senior Notes due 2031 (included in Exhibit 4.13).	8-K	001-13107	4.2	7/29/21
4.16	Supplemental Indenture to 2010 Indenture, dated February 28, 2022, relating to the Company’s 3.85% Senior Notes due 2032.	8-K	001-13107	4.2	3/1/22
4.17	Form of 3.85% Senior Notes due 2032 (included in Exhibit 4.16).	8-K	001-13107	4.2	3/1/22
4.18	Description of Registrant’s Securities.	10-K	001-13107	4.16	2/17/22
10.1	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	10-K	001-13107	10.1	2/17/23
10.2	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.3	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.4	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17
10.5	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”).	10-Q	001-13107	10.1	4/25/08
10.6	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.7	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.8	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15
10.9	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.10	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17
10.11	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan for grants prior to November 2021.	10-Q	001-13107	10.3	8/2/17
10.12	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan for grants in November 2021.	10-K	001-13107	10.16	2/17/22
10.13	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan prior to 2022.	10-Q	001-13107	10.1	5/1/18
10.14	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2022.	10-Q	001-13107	10.1	4/21/22
10.15	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2023.	10-Q	001-13107	10.2	4/20/23
10.16	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.	10-Q	001-13107	10.2	5/1/18
10.17	Employment Agreement, dated as of September 9, 2021, by and between AutoNation, Inc. and Michael Manley.	8-K	001-13107	10.1	9/21/21
10.18	Amendment to Employment Agreement, dated September 1, 2023, by and between AutoNation, Inc. and Michael Manley.	10-Q	001-13107	10.3	10/27/23
10.19	Retirement and General Release Agreement, dated as of November 1, 2021, by and between Michael J. Jackson and AutoNation, Inc.	10-K	001-13107	10.24	2/17/22
10.20	Letter Agreement, dated as of February 10, 2022, by and between AutoNation, Inc. and Gianluca Camplone.	10-Q	001-13107	10.2	4/21/22
10.21	Letter Agreement, dated as of August 12, 2022, by and between AutoNation, Inc. and Lisa Esparza.	10-Q	001-13107	10.2	10/27/22
10.22	Letter Agreement, dated as of May 9, 2023, by and between AutoNation, Inc. and Thomas Szlosek.	8-K	001-13107	10.1	5/16/23
10.23	Executive Transition Agreement, dated as of May 23, 2023, by and between AutoNation, Inc. and Joseph T. Lower.	10-Q	001-13107	10.2	7/21/23
10.24	Letter Agreement, dated as of April 27, 2023, by and between AutoNation, Inc. and Marc Cannon.	10-Q	001-13107	10.3	7/21/23
10.25	Letter Agreement, dated September 12, 2023, by and between AutoNation, Inc. and Jeff Parent.	8-K	001-13107	10.1	9/22/23
10.26	Amended and Restated Credit Agreement, dated July 18, 2023, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	10-Q	001-13107	10.1	7/21/23
10.27	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.2	3/26/20

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
97.1*	AutoNation, Inc. Amended and Restated Policy Regarding Recoupment of Certain Incentive Compensation.
101*
Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith
**    Furnished herewith
Exhibits 10.1 through 10.25 and Exhibit 97.1 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.