Form 10-Q
period 2024-03-31
AUTONATION, INC.
filed 2024-04-26
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of April 24, 2024, the registrant had 40,266,545 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.3	$60.8
Receivables, net	880.0	1,040.4
Inventory	3,002.7	3,033.4
Other current assets	298.9	172.3
Total Current Assets	4,241.9	4,306.9
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $48.1 million and $46.3 million, respectively	517.9	402.4
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.1 billion and $2.1 billion, respectively	3,774.0	3,791.6
OPERATING LEASE ASSETS	416.3	392.1
GOODWILL	1,454.7	1,465.8
OTHER INTANGIBLE ASSETS, NET	925.6	927.8
OTHER ASSETS	710.9	693.4
Total Assets	$12,041.3	$11,980.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,774.0	$1,760.0
Vehicle floorplan payable - non-trade	1,496.9	1,622.4
Accounts payable	346.7	344.7
Commercial paper	285.0	440.0
Current maturities of long-term debt	462.7	462.4
Current portion of non-recourse debt	10.9	8.8
Other current liabilities	1,008.1	944.2
Total Current Liabilities	5,384.3	5,582.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,126.1	3,127.9
NON-RECOURSE DEBT, NET OF CURRENT PORTION	334.3	249.6
NONCURRENT OPERATING LEASE LIABILITIES	383.5	363.2
DEFERRED INCOME TAXES	86.3	85.0
OTHER LIABILITIES	367.0	360.4
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at March 31, 2024, and December 31, 2023, including shares held in treasury	0.6	0.6
Additional paid-in capital	2.0	22.4
Retained earnings	4,829.7	4,643.0
Treasury stock, at cost; 21,938,716 and 21,917,635 shares held, respectively	(2,472.5)	(2,454.6)
Total Shareholders’ Equity	2,359.8	2,211.4
Total Liabilities and Shareholders’ Equity	$12,041.3	$11,980.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
New vehicle	$2,979.3	$2,931.9
Used vehicle	1,996.1	2,032.6
Parts and service	1,172.4	1,089.8
Finance and insurance, net	334.7	332.4
Other	3.2	12.0
TOTAL REVENUE	6,485.7	6,398.7
Cost of sales:
New vehicle	2,783.4	2,645.0
Used vehicle	1,884.6	1,878.2
Parts and service	616.6	578.7
Other	3.2	10.4
TOTAL COST OF SALES	5,287.8	5,112.3
Gross profit:
New vehicle	195.9	286.9
Used vehicle	111.5	154.4
Parts and service	555.8	511.1
Finance and insurance	334.7	332.4
Other	—	1.6
TOTAL GROSS PROFIT	1,197.9	1,286.4
Selling, general, and administrative expenses	793.1	782.7
Depreciation and amortization	58.3	52.8
Other expense, net	6.2	7.6
OPERATING INCOME	340.3	443.3
Non-operating income (expense) items:
Floorplan interest expense	(49.4)	(27.1)
Other interest expense	(44.6)	(41.1)
Other income, net	7.0	5.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	253.3	380.3
Income tax provision	63.2	92.5
NET INCOME FROM CONTINUING OPERATIONS	190.1	287.8
Income from discontinued operations, net of income taxes	—	0.9
NET INCOME	$190.1	$288.7
BASIC EARNINGS PER SHARE:
Continuing operations	$4.53	$6.10
Discontinued operations	$—	$0.02
Net income	$4.53	$6.12
Weighted average common shares outstanding	42.0	47.2
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.49	$6.05
Discontinued operations	$—	$0.02
Net income	$4.49	$6.07
Weighted average common shares outstanding	42.3	47.6
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	41.6	45.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4
Net income	—	—	—	190.1	—	190.1
Repurchases of common stock, including excise tax	—	—	—	—	(38.8)	(38.8)
Stock-based compensation expense	—	—	14.1	—	—	14.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(34.5)	(3.4)	20.9	(17.0)
BALANCE AT MARCH 31, 2024	63,562,149	$0.6	$2.0	$4,829.7	$(2,472.5)	$2,359.8

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8
Net income	—	—	—	288.7	—	288.7
Repurchases of common stock, including excise tax	—	—	—	—	(307.5)	(307.5)
Stock-based compensation expense	—	—	15.1	—	—	15.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(15.2)	(41.8)	33.2	(23.8)
BALANCE AT MARCH 31, 2023	63,562,149	$0.6	$3.0	$3,910.6	$(1,893.9)	$2,020.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$190.1	$288.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.9)
Depreciation and amortization	58.3	52.8
Amortization of debt issuance costs and accretion of debt discounts	2.3	2.5
Stock-based compensation expense	14.1	15.1
Provision for credit losses on auto loans receivable	10.2	12.8
Deferred income tax provision	1.3	2.8
Gain on corporate-owned life insurance asset	(7.3)	(4.7)
Other	1.1	1.5
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	160.4	119.5
Auto loans receivable, net	(149.5)	(20.4)
Inventory	(26.1)	(147.5)
Other assets	(11.9)	(8.2)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	36.0	142.0
Accounts payable	2.2	12.6
Other liabilities	13.3	41.7
Net cash provided by continuing operations	294.5	510.3
Net cash used in discontinued operations	—	(0.3)
Net cash provided by operating activities	294.5	510.0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(93.7)	(95.3)
Cash used in business acquisitions, net of cash acquired	—	(191.0)
Originations of auto loans receivable acquired through third-party dealers	—	(55.3)
Collections on auto loans receivable acquired through third-party dealers	23.9	39.3
Other	0.5	(3.6)
Net cash used in continuing operations	(69.3)	(305.9)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(69.3)	(305.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2024	2023
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(38.7)	(315.7)
Net proceeds from (payments of) commercial paper	(155.0)	235.0
Proceeds from non-recourse debt	214.0	39.3
Payments of non-recourse debt	(127.7)	(80.5)
Net payments of vehicle floorplan payable - non-trade	(93.5)	(67.3)
Payments of other debt obligations	(3.2)	(3.1)
Proceeds from the exercise of stock options	0.1	1.3
Payments of tax withholdings for stock-based awards	(17.1)	(25.1)
Net cash used in continuing operations	(221.1)	(216.1)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(221.1)	(216.1)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4.1	(12.0)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	77.0	95.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$81.1	$83.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of March 31, 2024, we owned and operated 347 new vehicle franchises from 251 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of March 31, 2024, we also owned and operated 52 AutoNation-branded collision centers, 23 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing through our captive finance company on vehicles we sell. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store and other operations are conducted by our subsidiaries.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements, but will require certain additional disclosures.
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

	Three Months Ended March 31, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$814.4	$1,006.8	$1,158.1	$—	$2,979.3
Used vehicle	543.0	557.2	736.2	159.7	1,996.1
Parts and service	302.1	294.7	417.2	158.4	1,172.4
Finance and insurance, net	97.0	119.2	103.3	15.2	334.7
Other	0.2	1.6	0.1	1.3	3.2
	$1,756.7	$1,979.5	$2,414.9	$334.6	$6,485.7

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,538.3	$1,748.3	$2,057.9	$229.1	$5,573.6
Goods and services transferred over time(2)	218.4	231.2	357.0	105.5	912.1
	$1,756.7	$1,979.5	$2,414.9	$334.6	$6,485.7

	Three Months Ended March 31, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$828.0	$856.4	$1,247.5	$—	$2,931.9
Used vehicle	612.3	542.1	745.8	132.4	2,032.6
Parts and service	287.6	268.4	386.2	147.6	1,089.8
Finance and insurance, net	102.3	112.4	105.0	12.7	332.4
Other	0.9	10.0	0.4	0.7	12.0
	$1,831.1	$1,789.3	$2,484.9	$293.4	$6,398.7

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,629.3	$1,586.9	$2,159.3	$194.8	$5,570.3
Goods and services transferred over time(2)	201.8	202.4	325.6	98.6	828.4
	$1,831.1	$1,789.3	$2,484.9	$293.4	$6,398.7

(1) “Corporate and other” is comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and AutoNation Mobile Service.

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
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$108.5	$37.2	$53.0	$18.3
As a practical expedient, since all other automotive repair and maintenance services are generally performed within one year or less, we do not disclose estimated revenue expected to be recognized in the future for all other automotive repair and maintenance performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue.
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	March 31, 2024	December 31, 2023
Receivables from contracts with customers, net	$642.9	$762.0
Contract Asset (Current)	$22.2	$23.1
Contract Asset (Long-Term)	$3.3	$3.2
Contract Liability (Current)	$42.3	$42.5
Contract Liability (Long-Term)	$71.3	$70.6
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

	Three Months Ended March 31,
	2024	2023
Amounts included in contract liability at the beginning of the period	$9.8	$9.4
Performance obligations satisfied in previous periods	$0.3	$(2.3)
Other significant changes include contract assets reclassified to receivables of $16.9 million for the three months ended March 31, 2024, and $25.7 million for the three months ended March 31, 2023.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2024	2023
Net income from continuing operations	$190.1	$287.8
Income from discontinued operations, net of income taxes	—	0.9
Net income	$190.1	$288.7

Basic weighted average common shares outstanding	42.0	47.2
Dilutive effect of unvested RSUs and stock options	0.3	0.4
Diluted weighted average common shares outstanding	42.3	47.6

Basic EPS amounts(1):
Continuing operations	$4.53	$6.10
Discontinued operations	$—	$0.02
Net income	$4.53	$6.12

Diluted EPS amounts(1):
Continuing operations	$4.49	$6.05
Discontinued operations	$—	$0.02
Net income	$4.49	$6.07

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended
	March 31,
	2024	2023
Anti-dilutive equity instruments excluded from the computation of diluted EPS	0.1	0.1

4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	March 31, 2024	December 31, 2023
Contracts-in-transit and vehicle receivables	$425.0	$553.8
Trade receivables	169.7	173.2
Manufacturer receivables	212.0	240.5
Income taxes receivable (see Note 9)	—	11.1
Other	75.3	63.9
	882.0	1,042.5
Less: allowances for expected credit losses	(2.0)	(2.1)
Receivables, net	$880.0	$1,040.4

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
AutoNation Finance operating results include the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated credit losses, and direct expenses. AutoNation Finance operating results are included as a component of Other Expense, Net (within Operating Income). Interest income on auto loans receivable is recognized when earned based on contractual loan terms. Direct costs associated with loan originations are capitalized and amortized using the effective interest method.
Auto Loans Receivable, Net
The components of auto loans receivable, net of unearned discounts and allowances for expected credit losses, at March 31, 2024, and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Total auto loans receivable	$566.5	$451.2
Accrued interest and fees	5.2	4.8
Deferred loan origination costs	2.0	1.6
Less: unearned discounts	(7.7)	(8.9)
Less: allowances for expected credit losses	(48.1)	(46.3)
Auto loans receivable, net	$517.9	$402.4
Credit Quality
We utilize proprietary credit scoring models to rate the risk of default for customers that apply for financing by evaluating customer credit history and certain credit application information, including information such as income, collateral, and down payment. The scoring models yield credit program tiers that reflect our internal credit risk ratings and represent the relative likelihood of repayment. The assigned credit tier influences the terms of the agreement, such as the required loan-to-value ratio and interest rate. After origination, credit tier assignments by customer are generally not updated. Loan performance is reviewed on a recurring basis to identify whether the assigned credit tiers adequately reflect the customers’ likelihood of repayment, and if needed, adjustments are made to the scoring models on a prospective basis.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of March 31, 2024, and December 31, 2023, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

	Fiscal Year of Origination
As of March 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Total
Credit Program Tier(1):
Palladium	$15.8	$—	$—	$—	$—	$—	$15.8
Rhodium	27.6	23.1	0.1	—	—	—	50.8
Platinum	112.7	118.5	13.2	7.2	2.8	2.6	257.0
Gold	17.9	57.6	31.8	16.1	5.6	4.0	133.0
Silver	0.2	45.0	28.7	13.7	4.2	2.1	93.9
Bronze	—	5.9	0.6	5.0	1.3	0.1	12.9
Copper	—	0.2	0.1	2.3	0.4	0.1	3.1
Total auto loans receivable	$174.2	$250.3	$74.5	$44.3	$14.3	$8.9	$566.5

Current-period gross write-offs	$0.1	$5.9	$4.3	$2.7	$0.8	$0.2	$14.0

	Fiscal Year of Origination
As of December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Total
Credit Program Tier(1):
Rhodium	$27.6	$0.1	$—	$—	$—	$—	$27.7
Platinum	136.3	14.7	8.2	3.3	3.1	0.5	166.1
Gold	64.3	35.9	18.5	6.8	4.5	0.8	130.8
Silver	50.2	33.0	16.2	5.2	2.8	0.3	107.7
Bronze	6.7	0.7	6.0	1.5	0.1	—	15.0
Copper	0.3	0.2	2.8	0.5	0.1	—	3.9
Total auto loans receivable	$285.4	$84.6	$51.7	$17.3	$10.6	$1.6	$451.2

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans receivable. The change in the allowance for credit losses is recognized through an adjustment to the provision for credit losses.
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Balance as of beginning of year	$46.3	$57.5
Provision for credit losses	10.2	12.8
Write-offs	(14.0)	(16.0)
Recoveries(1)	5.6	7.0
Balance as of end of period	$48.1	$61.3

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of March 31, 2024, and December 31, 2023:

	Age Analysis of Past-Due Auto Loans Receivable as of
	March 31, 2024	December 31, 2023
31-60 Days	$16.4	$20.7
61-90 Days	4.7	5.4
Greater than 90 Days	2.9	3.1
Total Past Due	$24.0	$29.2

Current	542.5	422.0
Total	$566.5	$451.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2024	December 31, 2023
New vehicles	$2,054.1	$1,948.6
Used vehicles	680.7	815.3
Parts, accessories, and other	267.9	269.5
Inventory	$3,002.7	$3,033.4

The components of vehicle floorplan payable are as follows:

	March 31, 2024	December 31, 2023
Vehicle floorplan payable - trade	$1,774.0	$1,760.0
Vehicle floorplan payable - non-trade	1,496.9	1,622.4
Vehicle floorplan payable	$3,270.9	$3,382.4
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
At March 31, 2024, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 7.0% at March 31, 2024, and 7.1% at December 31, 2023. As of March 31, 2024, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $2.8 billion had been borrowed.
At March 31, 2024, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 6.8% at March 31, 2024, and 6.9% at December 31, 2023. As of March 31, 2024, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $810.0 million, of which $499.6 million had been borrowed. The remaining borrowing capacity of $310.4 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2024	December 31, 2023
Goodwill	$1,454.7	$1,465.8

Franchise rights - indefinite-lived	$875.7	$876.2
Other intangibles	68.0	68.0
	943.7	944.2
Less: accumulated amortization	(18.1)	(16.4)
Other intangible assets, net	$925.6	$927.8

8.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2024	December 31, 2023
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		359.7	362.2
			3,609.7	3,612.2
Less: unamortized debt discounts and debt issuance costs			(20.9)	(21.9)
Less: current maturities			(462.7)	(462.4)
Long-term debt, net of current maturities			$3,126.1	$3,127.9

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
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2024, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit,

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
which was $0.8 million at March 31, 2024, leaving a borrowing capacity under our credit agreement of $1.9 billion at March 31, 2024.
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
Other Long-Term Debt
At March 31, 2024, we had finance leases and other debt obligations of $359.7 million, which are due at various dates through 2041.
Commercial Paper
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.9 billion. The interest rate for the commercial paper notes varies based on duration and market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. Proceeds from the issuance of commercial paper notes are used to repay borrowings under the revolving credit facility, to finance acquisitions, and for strategic initiatives, working capital, capital expenditures, share repurchases, and/or other general corporate purposes. We plan to use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. A downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
At March 31, 2024, we had $285.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 5.9% and a weighted-average remaining term of 4 days. At December 31, 2023, we had $440.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 5.9% and a weighted-average remaining term of 6 days.
Non-Recourse Debt
Non-recourse debt relates to auto loans receivable of our captive auto finance company funded through non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions.
We have three warehouse facility agreements with certain banking institutions through wholly-owned, bankruptcy-remote, special purpose entities, primarily to finance the purchase and origination of auto loans receivable. We fund auto loans receivable through these warehouse facilities, which are secured by the eligible auto loans receivable pledged as collateral.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Non-recourse debt outstanding at March 31, 2024, and December 31, 2023, consisted of the following:

	March 31, 2024	December 31, 2023
Warehouse facilities	$303.5	$209.4
Term securitization debt of consolidated VIEs	42.8	50.5
	346.3	259.9
Less: unamortized debt discounts and debt issuance costs	(1.1)	(1.5)
Less: current maturities	(10.9)	(8.8)
Non-recourse debt, net of current maturities	$334.3	$249.6
The timing of principal payments on the non-recourse debt is based on the timing of principal collections and defaults on the related auto loans receivable. The current portion of non-recourse debt represents the portion of the payments received from the auto loans receivable that are due to be distributed as principal payments on the non-recourse debt in the following period.
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. One of the warehouse facilities matures in October 2024, and another matures in January 2025. In February 2024, we entered into a new warehouse facility that matures in February 2025. Aggregate commitments under the warehouse facilities total $450.0 million.
The term securitization debt of consolidated VIEs consists of various notes with interest rates ranging from 1.79% to 4.45% and maturity dates ranging from April 2027 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $4.0 million as of March 31, 2024, and $4.3 million as of December 31, 2023, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $43.1 million as of March 31, 2024, and $50.8 million as of December 31, 2023.

9.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $50.1 million at March 31, 2024, and income taxes receivable included in Receivables, net totaled $11.1 million at December 31, 2023.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2024	2023
Shares repurchased	0.2	2.4
Aggregate purchase price (1)	$38.7	$305.0
Average purchase price per share	$158.40	$126.37

(1) Excludes excise taxes imposed under the Inflation Reduction Act of $0.1 million and $2.5 million for the three months ended March 31, 2024, and March 31, 2023, respectively.
As of March 31, 2024, $282.1 million remained available under our stock repurchase limit authorized by our Board of Directors. From April 1, 2024, through April 24, 2024, we repurchased 1.4 million shares of common stock for an aggregate purchase price of $211.3 million (average purchase price per share of $155.74). In April 2024, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2024	2023
Shares issued (in actual number of shares)	965	27,135
Proceeds from the exercise of stock options	$0.1	$1.3
Average exercise price per share	$64.48	$47.57
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	Three Months Ended
	March 31,
	2024	2023
Shares issued	0.3	0.5
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.1	0.2

11. ACQUISITIONS AND DIVESTITURES
We did not purchase any stores during the three months ended March 31, 2024. During the three months ended March 31, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, which we renamed AutoNation Mobile Service, and we also purchased one store. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
The acquisitions that occurred during the three months ended March 31, 2023, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire three month period ended March 31, 2023, revenue and net income would not have been materially different from our reported revenue and net income for this period.
We did not divest stores during the three months ended March 31, 2024 or 2023. We terminated two franchises during the three months ended March 31, 2024.

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

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$60.3	$60.8
Restricted cash included in Other Current Assets	18.9	14.3
Restricted cash included in Other Assets	1.9	1.9
Total cash, cash equivalents, and restricted cash	$81.1	$77.0
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $26.7 million at March 31, 2024, and $33.7 million at March 31, 2023.

	Three Months Ended
	March 31,
	2024	2023
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$35.2	$15.8
Finance lease liabilities	$6.9	$13.5
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $86.1 million during the three months ended March 31, 2024, and $58.1 million during the three months ended March 31, 2023. We made income tax payments, net of income tax refunds, of $0.2 million during the three months ended March 31, 2024, and $0.7 million during the three months ended March 31, 2023.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. The fair value of our equity investments with readily determinable fair values totaled $22.8 million at March 31, 2024, and $22.8 million at December 31, 2023.
Our equity investment that does not have a readily determinable fair value is measured using the measurement alternative as permitted by accounting standards and was recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at March 31, 2024, and $56.7 million at December 31, 2023. This equity investment reflects a cumulative upward adjustment of $3.4 million based on an observable price change that occurred in the second quarter of 2021. We did not record any upward adjustments during the three months ended March 31, 2024. Additionally, we have not recorded any impairments or downward adjustments to the carrying amount of this equity investment as of and for the three months ended March 31, 2024.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income, Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

	Three Months Ended
	March 31,
	2024	2023
Net losses recognized during the period on equity securities	$(0.4)	$(1.1)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(0.4)	$(1.1)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	March 31, 2024	December 31, 2023
Carrying value	$3,229.1	$3,228.1
Fair value	$2,984.8	$2,979.3
Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used, are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets and disposal groups held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s or disposal group’s fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2024 and 2023:

	2024		2023
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$(1.1)	$—	$(1.4)
Long-Lived Assets and Right-of-Use Assets
Fair value measurements for our long-lived assets and right-of-use assets are based on Level 3 inputs. Changes in fair value measurements are reviewed and assessed each quarter for properties and disposal groups classified as held for sale, or when an indicator of impairment exists for properties classified as held and used or for right-of-use assets. The valuation process is generally based on a combination of the market and replacement cost approaches. In certain cases, fair value measurements are based on pending agreements to sell the related assets.
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
The non-cash impairment charges related to long-lived assets held and used are included in Other Expense, Net in our Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
We had assets held for sale in continuing operations of $134.2 million as of March 31, 2024, and $21.3 million as of December 31, 2023, primarily related to inventory, goodwill, and property of disposal groups held for sale, as well as property held for sale. We had no assets held for sale in discontinued operations as of March 31, 2024 and December 31, 2023. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of March 31, 2024 and 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2024 to 2034 are approximately $5 million at March 31, 2024. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2024, surety bonds, letters of credit, and cash deposits totaled $119.3 million, of which $0.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

15.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2024, approximately 65% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California. We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We had receivables from manufacturers or distributors of $212.0 million at March 31, 2024, and $240.5 million at December 31, 2023. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2024, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

16.SEGMENT INFORMATION
At March 31, 2024 and 2023, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and our mobile automotive repair and maintenance business, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as the results of our auto finance company, unallocated corporate overhead expenses, and other income items.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended
	March 31, 2024
	Domestic	Import	Premium Luxury
Revenues from external customers	$1,756.7	$1,979.5	$2,414.9
Segment income (1)	$75.2	$128.8	$171.6

	Three Months Ended
	March 31, 2023
	Domestic	Import	Premium Luxury
Revenues from external customers	$1,831.1	$1,789.3	$2,484.9
Segment income (1)	$118.5	$160.4	$226.8

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2024	2023
Total segment income for reportable segments	$375.6	$505.7
Corporate and other	(84.7)	(89.5)
Other interest expense	(44.6)	(41.1)
Other income, net	7.0	5.2
Income from continuing operations before income taxes	$253.3	$380.3

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of March 31, 2024, we owned and operated 347 new vehicle franchises from 251 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of March 31, 2024, we also owned and operated 52 AutoNation-branded collision centers, 23 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing through our captive finance company on vehicles we sell. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging the AutoNation retail brand and advertising, implementing standardized processes, and increasing productivity across all of our stores.
At March 31, 2024, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2024, new vehicle sales accounted for 46% of our total revenue and 16% of our total gross profit. Used vehicle sales accounted for 31% of our total revenue and 9% of our total gross profit. Our parts and service operations, while comprising 18% of our total revenue, contributed 46% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 28% of our total gross profit.
Market Conditions
In the first quarter of 2024, U.S. industry retail new vehicle unit sales increased approximately 5% as compared to the first quarter of 2023. Although still below historical levels, new vehicle inventory levels continued to increase during the first quarter of 2024 due to higher levels of manufacturer vehicle production. The increasing supply and availability of new vehicle inventory, which varies by make and model, has resulted in moderation of new vehicle unit profitability, which we expect will continue throughout 2024. Additionally, the increased availability of new vehicles and an increase in manufacturer new vehicle incentives, including low-interest financing and customer rebates, has adversely impacted market demand for used vehicles, particularly for higher-priced, nearly new vehicle inventory, and stabilization of used vehicle value trends, as compared to the prior year period, has resulted in moderation of used vehicle unit profitability.
Results of Operations
During the three months ended March 31, 2024, we had net income of $190.1 million and diluted earnings per share of $4.49, as compared to net income of $288.7 million and diluted earnings per share of $6.07 during the same period in 2023.
Our total gross profit decreased 6.9% during the first quarter of 2024 compared to the first quarter of 2023, driven by decreases in new vehicle gross profit of 31.7% and used vehicle gross profit of 27.8%, each as compared to the first quarter of

2023. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from increasing supply and availability of new vehicle inventory, which has resulted in moderation of pricing and margins. Used vehicle gross profit was adversely impacted by a decrease in gross profit PVR primarily due to stabilization of used vehicle value trends, as compared to the prior year period, as well as certain actions we took in the beginning of the first quarter of 2024 to better align used vehicle inventory with market demand and achieve a more optimal inventory supply. The decreases in gross profit were partially offset by an increase in parts and service gross profit of 8.7%, as compared to the first quarter of 2023. Parts and service results benefited primarily from increases in gross profit from the preparation of vehicles for sale, warranty service, and customer-pay service. Floorplan interest expense increased due to higher average floorplan balances and higher average interest rates.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Unaudited Condensed Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at March 31, 2024 and 2023, were 38,185 and 21,176, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. We had no new vehicle inventory write-downs at March 31, 2024 and December 31, 2023.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $6.5 million at March 31, 2024, and $12.2 million at December 31, 2023.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $7.9 million at March 31, 2024, and $7.8 million at December 31, 2023.
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
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. We are scheduled to complete our annual goodwill impairment test as of April 30, 2024.
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
As of March 31, 2024, we have $225.0 million of goodwill related to the Domestic reporting unit, $524.1 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, $140.5 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2024.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,979.3	$2,931.9	$47.4	1.6
Retail used vehicle	1,833.8	1,884.1	(50.3)	(2.7)
Wholesale	162.3	148.5	13.8	9.3
Used vehicle	1,996.1	2,032.6	(36.5)	(1.8)
Finance and insurance, net	334.7	332.4	2.3	0.7
Total variable operations(1)	5,310.1	5,296.9	13.2	0.2
Parts and service	1,172.4	1,089.8	82.6	7.6
Other	3.2	12.0	(8.8)
Total revenue	$6,485.7	$6,398.7	$87.0	1.4
Gross profit:
New vehicle	$195.9	$286.9	$(91.0)	(31.7)
Retail used vehicle	101.8	143.0	(41.2)	(28.8)
Wholesale	9.7	11.4	(1.7)
Used vehicle	111.5	154.4	(42.9)	(27.8)
Finance and insurance	334.7	332.4	2.3	0.7
Total variable operations(1)	642.1	773.7	(131.6)	(17.0)
Parts and service	555.8	511.1	44.7	8.7
Other	—	1.6	(1.6)
Total gross profit	1,197.9	1,286.4	(88.5)	(6.9)
Selling, general, and administrative expenses	793.1	782.7	(10.4)	(1.3)
Depreciation and amortization	58.3	52.8	(5.5)
Other expense, net	6.2	7.6	1.4
Operating income	340.3	443.3	(103.0)	(23.2)
Non-operating income (expense) items:
Floorplan interest expense	(49.4)	(27.1)	(22.3)
Other interest expense	(44.6)	(41.1)	(3.5)
Other income, net	7.0	5.2	1.8
Income from continuing operations before income taxes	$253.3	$380.3	$(127.0)	(33.4)
Retail vehicle unit sales:
New vehicle	58,863	55,065	3,798	6.9
Used vehicle	69,121	67,539	1,582	2.3
	127,984	122,604	5,380	4.4
Revenue per vehicle retailed:
New vehicle	$50,614	$53,244	$(2,630)	(4.9)
Used vehicle	$26,530	$27,896	$(1,366)	(4.9)
Gross profit per vehicle retailed:
New vehicle	$3,328	$5,210	$(1,882)	(36.1)
Used vehicle	$1,473	$2,117	$(644)	(30.4)
Finance and insurance	$2,615	$2,711	$(96)	(3.5)
Total variable operations(2)	$4,941	$6,218	$(1,277)	(20.5)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2024 (%)	2023 (%)
Revenue mix percentages:
New vehicle	45.9	45.8
Used vehicle	30.8	31.8
Parts and service	18.1	17.0
Finance and insurance, net	5.2	5.2
Other	—	0.2
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	16.4	22.3
Used vehicle	9.3	12.0
Parts and service	46.4	39.7
Finance and insurance	27.9	25.8
Other	—	0.2
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	9.8
Used vehicle - retail	5.6	7.6
Parts and service	47.4	46.9
Total	18.5	20.1
Selling, general, and administrative expenses	12.2	12.2
Operating income	5.2	6.9
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	66.2	60.8
Operating income	28.4	34.5

	March 31,
	2024	2023
Inventory days supply:
New vehicle (industry standard of selling days)	44 days	25 days
Used vehicle (trailing calendar month days)	31 days	29 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2023 column may differ from the same store amounts presented for 2023 in the prior year. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,937.2	$2,927.5	$9.7	0.3
Retail used vehicle	1,768.9	1,877.8	(108.9)	(5.8)
Wholesale	156.9	147.8	9.1	6.2
Used vehicle	1,925.8	2,025.6	(99.8)	(4.9)
Finance and insurance, net	326.1	331.8	(5.7)	(1.7)
Total variable operations(1)	5,189.1	5,284.9	(95.8)	(1.8)
Parts and service	1,155.9	1,085.8	70.1	6.5
Other	3.2	12.2	(9.0)
Total revenue	$6,348.2	$6,382.9	$(34.7)	(0.5)
Gross profit:
New vehicle	$194.4	$286.7	$(92.3)	(32.2)
Retail used vehicle	99.1	142.8	(43.7)	(30.6)
Wholesale	9.6	11.4	(1.8)
Used vehicle	108.7	154.2	(45.5)	(29.5)
Finance and insurance	326.1	331.8	(5.7)	(1.7)
Total variable operations(1)	629.2	772.7	(143.5)	(18.6)
Parts and service	547.3	509.0	38.3	7.5
Other	—	1.6	(1.6)
Total gross profit	$1,176.5	$1,283.3	$(106.8)	(8.3)
Retail vehicle unit sales:
New vehicle	57,842	54,985	2,857	5.2
Used vehicle	66,163	67,318	(1,155)	(1.7)
	124,005	122,303	1,702	1.4
Revenue per vehicle retailed:
New vehicle	$50,780	$53,242	$(2,462)	(4.6)
Used vehicle	$26,735	$27,894	$(1,159)	(4.2)
Gross profit per vehicle retailed:
New vehicle	$3,361	$5,214	$(1,853)	(35.5)
Used vehicle	$1,498	$2,121	$(623)	(29.4)
Finance and insurance	$2,630	$2,713	$(83)	(3.1)
Total variable operations(2)	$4,997	$6,225	$(1,228)	(19.7)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2024 (%)	2023 (%)
Revenue mix percentages:
New vehicle	46.3	45.9
Used vehicle	30.3	31.7
Parts and service	18.2	17.0
Finance and insurance, net	5.1	5.2
Other	0.1	0.2
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	16.5	22.3
Used vehicle	9.2	12.0
Parts and service	46.5	39.7
Finance and insurance	27.7	25.9
Other	0.1	0.1
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	9.8
Used vehicle - retail	5.6	7.6
Parts and service	47.3	46.9
Total	18.5	20.1

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,979.3	$2,931.9	$47.4	1.6
Gross profit	$195.9	$286.9	$(91.0)	(31.7)
Retail vehicle unit sales	58,863	55,065	3,798	6.9
Revenue per vehicle retailed	$50,614	$53,244	$(2,630)	(4.9)
Gross profit per vehicle retailed	$3,328	$5,210	$(1,882)	(36.1)
Gross profit as a percentage of revenue	6.6%	9.8%
Inventory days supply (industry standard of selling days)	44 days	25 days

	Three Months Ended March 31,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,937.2	$2,927.5	$9.7	0.3
Gross profit	$194.4	$286.7	$(92.3)	(32.2)
Retail vehicle unit sales	57,842	54,985	2,857	5.2
Revenue per vehicle retailed	$50,780	$53,242	$(2,462)	(4.6)
Gross profit per vehicle retailed	$3,361	$5,214	$(1,853)	(35.5)
Gross profit as a percentage of revenue	6.6%	9.8%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $42.1 million and $4.4 million in new vehicle revenue and $1.5 million and $0.2 million in new vehicle gross profit for the three months ended March 31, 2024 and 2023, respectively, is related to acquisition and divestiture activity.
First Quarter 2024 compared to First Quarter 2023
Same store new vehicle revenue increased during the three months ended March 31, 2024, as compared to the same period in 2023, due to an increase in same store unit volume, partially offset by a decrease in same store revenue PVR. Same store unit volume benefited from increasing supply of new vehicle inventory, particularly for Import manufacturers, an increase in manufacturer incentives, including low-interest financing and rebates, and sustained consumer demand.
Same store new vehicle revenue and gross profit PVR decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increasing supply and availability of new vehicle inventory and sustained consumer demand, which has resulted in moderation of pricing and margins, as well as a shift in mix towards Import vehicles that have relatively lower average selling prices and gross profit PVR.

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

	Three Months Ended March 31,
($ in millions)	2024	2023	Variance
Floorplan assistance	$31.9	$28.3	$3.6
New vehicle floorplan interest expense	(46.6)	(24.4)	(22.2)
Net new vehicle inventory carrying benefit (expense)	$(14.7)	$3.9	$(18.6)
First Quarter 2024 compared to First Quarter 2023
During the three months ended March 31, 2024, we had a net new vehicle inventory carrying expense of $14.7 million compared to a net new vehicle inventory carrying benefit of $3.9 million for the same period in 2023.
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Up until the third quarter of 2023, since the first quarter of 2020, when the Federal Reserve cut interest rates to near 0%, we had a net new vehicle inventory carrying benefit. Additionally, over this same period, our average floorplan balances were significantly lower than historical standards due to manufacturers’ new vehicle inventory supply constraints. With the increases in new vehicle inventory supply and interest rates, floorplan interest expense has increased, resulting in a net new vehicle inventory carrying expense for the three months ended March 31, 2024. If interest rates remain at their current levels or continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying expense.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,833.8	$1,884.1	$(50.3)	(2.7)
Wholesale revenue	162.3	148.5	13.8	9.3
Total revenue	$1,996.1	$2,032.6	$(36.5)	(1.8)
Retail gross profit	$101.8	$143.0	$(41.2)	(28.8)
Wholesale gross profit	9.7	11.4	(1.7)
Total gross profit	$111.5	$154.4	$(42.9)	(27.8)
Retail vehicle unit sales	69,121	67,539	1,582	2.3
Revenue per vehicle retailed	$26,530	$27,896	$(1,366)	(4.9)
Gross profit per vehicle retailed	$1,473	$2,117	$(644)	(30.4)
Retail gross profit as a percentage of retail revenue	5.6%	7.6%
Inventory days supply (trailing calendar month days)	31 days	29 days

	Three Months Ended March 31,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,768.9	$1,877.8	$(108.9)	(5.8)
Wholesale revenue	156.9	147.8	9.1	6.2
Total revenue	$1,925.8	$2,025.6	$(99.8)	(4.9)
Retail gross profit	$99.1	$142.8	$(43.7)	(30.6)
Wholesale gross profit	9.6	11.4	(1.8)
Total gross profit	$108.7	$154.2	$(45.5)	(29.5)
Retail vehicle unit sales	66,163	67,318	(1,155)	(1.7)
Revenue per vehicle retailed	$26,735	$27,894	$(1,159)	(4.2)
Gross profit per vehicle retailed	$1,498	$2,121	$(623)	(29.4)
Retail gross profit as a percentage of retail revenue	5.6%	7.6%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $70.3 million and $7.0 million in total used vehicle revenue and $2.8 million and $0.2 million in total used vehicle gross profit for the three months ended March 31, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
First Quarter 2024 compared to First Quarter 2023
Same store retail used vehicle revenue decreased during the three months ended March 31, 2024, as compared to the same period in 2023, due to a decrease in same store revenue PVR and a decrease in same store unit volume. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is due in part to the shift in mix from used vehicles to new vehicles. In addition, used vehicle unit volume was adversely impacted by lower availability of lower-priced used vehicles.
Same store used vehicle revenue and gross profit PVR decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to stabilization of used vehicle value trends, as compared to the prior year period, and a shift in mix towards lower-priced entry-level vehicles, which have lower average selling prices and gross profit PVR. In the beginning of the first quarter, we took certain actions to better align used vehicle inventory with market demand and achieve a more optimal inventory supply. These actions adversely impacted used vehicle gross profit PVR for the first quarter 2024, with sequential monthly improvement within the quarter, resulting in an increase in gross profit PVR from the fourth quarter of 2023.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,172.4	$1,089.8	$82.6	7.6
Gross Profit	$555.8	$511.1	$44.7	8.7
Gross profit as a percentage of revenue	47.4%	46.9%

Same Store:
Revenue	$1,155.9	$1,085.8	$70.1	6.5
Gross Profit	$547.3	$509.0	$38.3	7.5
Gross profit as a percentage of revenue	47.3%	46.9%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $16.5 million and $4.0 million in parts and service revenue and $8.5 million and $2.1 million in parts and service gross profit for the three months ended March 31, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
First Quarter 2024 compared to First Quarter 2023
During the three months ended March 31, 2024, same store parts and service revenue increased compared to the same period in 2023, primarily due to increases in revenue associated with the preparation of vehicles for sale of $33.9 million, warranty service of $19.6 million, and customer-pay service of $18.2 million.
During the three months ended March 31, 2024, same store parts and service gross profit increased compared to the same period in 2023, primarily due to increases in gross profit associated with the preparation of vehicles for sale of $17.0 million, warranty service of $14.4 million, and customer-pay service of $7.7 million. Revenue and gross profit associated with the preparation of vehicles for sale benefited from an increase in vehicle unit volume and higher value repair orders. Warranty service revenue and gross profit benefited from higher value repair orders and improved parts and labor rates, partially offset by a decrease in repair order volume. Customer-pay service revenue and gross profit benefited from higher value repair orders.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$334.7	$332.4	$2.3	0.7
Gross profit per vehicle retailed	$2,615	$2,711	$(96)	(3.5)

Same Store:
Revenue and gross profit	$326.1	$331.8	$(5.7)	(1.7)
Gross profit per vehicle retailed	$2,630	$2,713	$(83)	(3.1)
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
As we continue to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores, we expect that income related to arranging customer financing will shift to AutoNation Finance and that the resulting decrease in finance and insurance gross profit will be offset by greater profitability generated by our AutoNation Finance business. Interest income on financing provided through AutoNation Finance is recognized over the contractual term of the related loans. See “Corporate and Other” for additional information related to AutoNation Finance.
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $8.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
First Quarter 2024 compared to First Quarter 2023
Same store finance and insurance revenue and gross profit decreased slightly during the three months ended March 31, 2024, as compared to the same period in 2023, due to decreases in finance and insurance gross profit PVR and used vehicle unit volume, partially offset by an increase in new vehicle unit volume. The decrease in finance and insurance gross profit PVR was primarily due to an increase in retail vehicle sales financed through our captive auto finance company. In addition, finance and insurance gross profit PVR was adversely impacted by a decrease in amount financed per transaction and a decrease in gross profit per transaction associated with arranging customer financing through third-party finance sources primarily due to the higher interest rate environment. The decreases in finance and insurance gross profit PVR were partially offset by an increase in product penetration.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,756.7	$1,831.1	$(74.4)	(4.1)
Import	1,979.5	1,789.3	190.2	10.6
Premium Luxury	2,414.9	2,484.9	(70.0)	(2.8)
Total	6,151.1	6,105.3	45.8	0.8
Corporate and other	334.6	293.4	41.2	14.0
Total consolidated revenue	$6,485.7	$6,398.7	$87.0	1.4
Segment income(1):
Domestic	$75.2	$118.5	$(43.3)	(36.5)
Import	128.8	160.4	(31.6)	(19.7)
Premium Luxury	171.6	226.8	(55.2)	(24.3)
Total	375.6	505.7	(130.1)	(25.7)
Corporate and other	(84.7)	(89.5)	4.8
Floorplan interest expense	49.4	27.1	(22.3)
Operating income	$340.3	$443.3	$(103.0)	(23.2)

Retail new vehicle unit sales:
Domestic	15,902	15,849	53	0.3
Import	27,568	23,098	4,470	19.4
Premium Luxury	15,393	16,118	(725)	(4.5)
	58,863	55,065	3,798	6.9

Retail used vehicle unit sales:
Domestic	19,763	21,203	(1,440)	(6.8)
Import	23,765	22,063	1,702	7.7
Premium Luxury	18,963	18,768	195	1.0
Other	6,630	5,505	1,125
	69,121	67,539	1,582	2.3

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$814.4	$828.0	$(13.6)	(1.6)
Used vehicle	543.0	612.3	(69.3)	(11.3)
Parts and service	302.1	287.6	14.5	5.0
Finance and insurance, net	97.0	102.3	(5.3)	(5.2)
Other	0.2	0.9	(0.7)
Total Revenue	$1,756.7	$1,831.1	$(74.4)	(4.1)
Segment income	$75.2	$118.5	$(43.3)	(36.5)
Retail new vehicle unit sales	15,902	15,849	53	0.3
Retail used vehicle unit sales	19,763	21,203	(1,440)	(6.8)
First Quarter 2024 compared to First Quarter 2023
Domestic revenue decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a decrease in used vehicle revenue. Used vehicle revenue was adversely impacted by a decrease in used vehicle unit volume due in part to a shift in mix from used vehicles to new vehicles, and lower availability of lower-priced used vehicles. In addition, used vehicle revenue PVR decreased primarily due to a shift in mix towards lower-priced entry-level vehicles.
Domestic segment income decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to decreases in new and used vehicle gross profit PVR. New vehicle gross profit PVR was adversely impacted by continued moderation of margins resulting from the increasing supply of new vehicle inventory. Used vehicle gross profit PVR was adversely impacted by stabilization of used vehicle value trends, as well as certain actions we took in the beginning of the first quarter of 2024 to better align used vehicle inventory with market demand and achieve a more optimal inventory supply. Domestic segment income was also adversely impacted by an increase in floorplan interest expense. Decreases in segment income were partially offset by an increase in parts and service gross profit associated with warranty service and customer-pay service.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,006.8	$856.4	$150.4	17.6
Used vehicle	557.2	542.1	15.1	2.8
Parts and service	294.7	268.4	26.3	9.8
Finance and insurance, net	119.2	112.4	6.8	6.0
Other	1.6	10.0	(8.4)
Total Revenue	$1,979.5	$1,789.3	$190.2	10.6
Segment income	$128.8	$160.4	$(31.6)	(19.7)
Retail new vehicle unit sales	27,568	23,098	4,470	19.4
Retail used vehicle unit sales	23,765	22,063	1,702	7.7
First Quarter 2024 compared to First Quarter 2023
Import revenue increased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in new vehicle unit volume due to the increasing supply of new vehicle inventory and sustained consumer demand. Import revenue also benefited from the acquisitions we completed in 2023.
Import segment income decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to decreases in new and used vehicle gross profit PVR. New vehicle gross profit PVR was adversely impacted by continued moderation of pricing and margins resulting from the increasing supply of new vehicle inventory. Used vehicle gross profit PVR was adversely impacted by stabilization of used vehicle value trends, as well as certain actions we took in the beginning of the first quarter of 2024 to better align used vehicle inventory with market demand and achieve a more optimal inventory supply. Import segment income was also adversely impacted by an increase in SG&A expenses, largely driven by the acquisitions we completed in 2023. Decreases in segment income were partially offset by an increase in parts and service gross profit associated with the preparation of vehicles for sale.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,158.1	$1,247.5	$(89.4)	(7.2)
Used vehicle	736.2	745.8	(9.6)	(1.3)
Parts and service	417.2	386.2	31.0	8.0
Finance and insurance, net	103.3	105.0	(1.7)	(1.6)
Other	0.1	0.4	(0.3)
Total Revenue	$2,414.9	$2,484.9	$(70.0)	(2.8)
Segment income	$171.6	$226.8	$(55.2)	(24.3)
Retail new vehicle unit sales	15,393	16,118	(725)	(4.5)
Retail used vehicle unit sales	18,963	18,768	195	1.0
First Quarter 2024 compared to First Quarter 2023
Premium Luxury revenue decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle unit volume and new vehicle revenue PVR. New vehicle unit volume was adversely impacted by lower availability of higher demand vehicle models in certain markets. New vehicle revenue PVR was adversely impacted by continued moderation of pricing resulting from the increasing supply of new vehicle inventory. Decreases in Premium Luxury revenue from vehicle sales were partially offset by an increase in parts and service revenue associated with customer-pay service and the preparation of vehicles for sale.
Premium Luxury segment income decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to decreases in new and used vehicle gross profit. New vehicle gross profit PVR was adversely impacted by continued moderation of margins resulting from the increasing supply of new vehicle inventory. Used vehicle gross profit PVR was adversely impacted by stabilization of used vehicle value trends, as well as certain actions we took in the beginning of the first quarter of 2024 to better align used vehicle inventory with market demand and achieve a more optimal inventory supply. Decreases in Premium Luxury segment income from vehicle sales were partially offset by increases in parts and service gross profit associated with customer-pay service and warranty service.

Corporate and other
Corporate and other results included the following:

	Three Months Ended March 31,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$159.7	$132.4	$27.3	20.6
Parts and service	158.4	147.6	10.8	7.3
Finance and insurance, net	15.2	12.7	2.5	19.7
Other	1.3	0.7	0.6
Revenue	$334.6	$293.4	$41.2	14.0
Income (loss)	$(84.7)	$(89.5)	$4.8
“Corporate and other” is comprised of our non-franchised businesses, all of which do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items. As of March 31, 2024, we had 52 AutoNation-branded collision centers, 23 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, referred to as AutoNation Mobile Service, and an auto finance company, referred to as AutoNation Finance.
Revenue from “Corporate and other” increased for the three months ended March 31, 2024, as compared to the same periods in 2023, primarily due to newly opened AutoNation USA stores and increases in revenue from parts distribution centers and automotive auction operations.
The loss from “Corporate and other” decreased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in gross profit from automotive auction operations and collision centers, improved operating results for our auto finance company, and a decrease in costs associated with our self-insurance programs due to favorable claims experience. The decreases in loss from “Corporate and other” were partially offset by expenditures associated with newly opened AutoNation USA stores and an increase in advertising expenses to support our new non-franchised businesses.
AutoNation USA Stores
During the three months ended March 31, 2024, we opened 4 AutoNation USA used vehicle stores and currently have over 20 stores under development. These stores play an integral part of both our long-term growth plans and the achievement of scale, scope, and density in markets to better serve and meet the needs of customers. A number of variables may impact the implementation of our expansion plans, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
AutoNation Mobile Service
AutoNation Mobile Service, our mobile solution for automotive repair and maintenance services, provides customers the convenience of services and repairs at their home, workplace, or on-site for fleet vehicles. Revenue and gross profit from this business are included within “parts and service.”
AutoNation Finance
AutoNation Finance, our captive auto finance company, provides indirect financing to qualified retail customers on vehicles we sell. This business provides us an opportunity to extend our relationship with the customer beyond the vehicle sale and participate in the customer’s entire vehicle ownership cycle. As a result, we are able to diversify our revenues and create a low-volatility earnings stream, generate additional profits, cash flows, and sales, and increase customer retention. AutoNation Finance operating results include the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, and direct expenses. Interest income on auto loans receivable is recognized over the contractual term of the related loans.

In September 2023, we discontinued acquiring installment contracts from third-party independent dealers. We plan to continue to increase finance penetration rates for retail vehicle sales through our stores, which we expect will favorably impact the operating results of our auto finance business over time. AutoNation Finance results are included in Other Expense, Net in our Unaudited Condensed Consolidated Statements of Income. See Notes 5 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on auto loans receivable, the related allowance for credit losses, and the related debt of our auto finance company.
Selling, General, and Administrative Expenses
Our Selling, General, and Administrative (“SG&A”) expenses consist primarily of compensation, including store and corporate salaries, commissions, and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), and store and corporate overhead expenses, which include occupancy costs, outside service costs, information technology expenses, transportation-related costs for parts and service customers, legal, accounting, and professional services, and general corporate expenses. The following table presents the major components of our SG&A expenses.

	Three Months Ended March 31,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$516.7	$522.3	$5.6	1.1
Advertising	58.1	50.7	(7.4)	(14.6)
Store and corporate overhead	218.3	209.7	(8.6)	(4.1)
Total	$793.1	$782.7	$(10.4)	(1.3)

SG&A as a % of total gross profit:
Compensation	43.1	40.6	(250)	bps
Advertising	4.9	3.9	(100)	bps
Store and corporate overhead	18.2	16.3	(190)	bps
Total	66.2	60.8	(540)	bps
First Quarter 2024 compared to First Quarter 2023
SG&A expenses increased slightly during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to acquisitions and newly opened stores, an increase in advertising expenses to support our used vehicle internal sourcing strategy and growth in our new non-franchised businesses, and an increase in transportation-related costs for parts and service customers. These increases in SG&A expenses were partially offset by a decrease in performance-driven compensation expense. As a percentage of total gross profit, SG&A expenses increased to 66.2% during the three months ended March 31, 2024, from 60.8% in the same period in 2023, due to the moderation of gross profit and increases in SG&A expenses as described above.
Other Expense, Net (Operating)
Other Expense, Net includes the gains associated with property divestitures and asset impairments, among other items and the results of our captive auto finance company, including net interest margin, the provision for expected credit losses, and direct expenses. See “Segment Results - Corporate and other” above and Notes 5 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto finance company.
Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.

First Quarter 2024 compared to First Quarter 2023
Floorplan interest expense was $49.4 million for the three months ended March 31, 2024, compared to $27.1 million for the same period in 2023. The increase in floorplan interest expense of $22.3 million was the result of higher average vehicle floorplan balances and higher average interest rates.
Interest Expense
First Quarter 2024 compared to First Quarter 2023
Interest expense includes the interest related to non-vehicle long-term debt and finance lease obligations. Other interest expense was $44.6 million for the three months ended March 31, 2024, compared to $41.1 million for the same period in 2023. The increase in interest expense of $3.5 million was driven by higher average interest rates and higher average debt balances.
Other Income, Net
We recognized a net gain of $7.3 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recorded unrealized losses of $0.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 25.0% for the three months ended March 31, 2024, and 24.3% for the three months ended March 31, 2023.
Discontinued Operations
Results from discontinued operations, net of income taxes, for the three months ended March 31, 2023, were primarily related to a gain on the sale of real estate in the first quarter of 2023 associated with a store that was closed prior to January 1, 2014. Upon the sale of this real estate, we have no remaining discontinued operations.

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

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2024		December 31, 2023
Cash and cash equivalents	$60.3		$60.8
Revolving credit facility	$1,899.2	(1)	$1,899.2
Secured used vehicle floorplan facilities (2)	$0.3		$0.9
 (1)    At March 31, 2024, we had $0.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $285.0 million of commercial paper notes outstanding at March 31, 2024. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At March 31, 2024, surety bonds, letters of credit, and cash deposits totaled $119.3 million, of which $0.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
Shares repurchased	0.2	2.4
Aggregate purchase price (1)	$38.7	$305.0
Average purchase price per share	$158.40	$126.37

(1) Excludes excise taxes imposed under the Inflation Reduction Act of $0.1 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.
In April 2024, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock. From April 1, 2024, through April 24, 2024, we repurchased 1.4 million shares of common stock for an aggregate purchase price of $211.3 million (average purchase price per share of $155.74). As of April 24, 2024, $1.1 billion remained available for share repurchases under the program.

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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Purchases of property and equipment	$93.7	$95.3
At March 31, 2024, we owned approximately 79% of our new vehicle franchise store locations with a net book value of $2.4 billion, as well as other properties associated with our collision centers, AutoNation USA used vehicle stores, parts distribution centers, auction operations, and other excess properties with a net book value of $718.0 million. None of these properties are mortgaged or encumbered.
We continue to expand our AutoNation USA used vehicle stores. The planned expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
We did not purchase or divest any stores during the three months ended March 31, 2024. During the three months ended March 31, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, which we renamed AutoNation Mobile Service, and we also purchased one store. We did not divest any stores during the three months ended March 31, 2023.

	Three Months Ended
	March 31,
(In millions)	2024	2023
Cash used in business acquisitions, net	$—	$(191.0)
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Debt
The following table sets forth our non-vehicle long-term debt, as of March 31, 2024, and December 31, 2023.

Debt Description	Maturity Date	Interest Payable	March 31, 2024	December 31, 2023
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		359.7	362.2
			3,609.7	3,612.2
Less: unamortized debt discounts and debt issuance costs			(20.9)	(21.9)
Less: current maturities			(462.7)	(462.4)
Long-term debt, net of current maturities			$3,126.1	$3,127.9

Our 3.5% Senior Notes due 2024 will mature on November 15, 2024, and were, therefore, reclassified to current during the fourth quarter of 2023.
We had commercial paper notes outstanding of $285.0 million at March 31, 2024, and $440.0 million at December 31, 2023.
We had non-recourse debt under our warehouse facilities of $303.5 million at March 31, 2024, and $209.4 million at December 31, 2023, and non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) of $42.8 million at March 31, 2024, and $50.5 million at December 31, 2023.
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

As of March 31, 2024, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At March 31, 2024, our leverage and interest coverage ratios were as follows:

March 31, 2024
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.25x
Interest coverage ratio	≥ 3.00x	5.30x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2024	December 31, 2023
Vehicle floorplan payable - trade	$1,774.0	$1,760.0
Vehicle floorplan payable - non-trade	1,496.9	1,622.4
Vehicle floorplan payable	$3,270.9	$3,382.4
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net cash provided by operating activities	$294.5	$510.0
Net cash used in investing activities	$(69.3)	$(305.9)
Net cash used in financing activities	$(221.1)	$(216.1)
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
Net cash provided by operating activities decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in originations of loans receivable for vehicles sold through our stores and a decrease in earnings, partially offset by a decrease in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions and activity from business acquisitions, business divestitures, property dispositions, originations of and collections on auto loans receivable acquired through third-party dealers, and other transactions. In September 2023, we discontinued acquiring installment contracts from third-party dealers.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return.

Net cash used in investing activities decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a decrease in cash used in acquisitions and a decrease in originations of loans receivable acquired through third-party dealers.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $155.0 million and net proceeds of $235.0 million during the three months ended March 31, 2024 and 2023, respectively, and changes in vehicle floorplan payable-non-trade totaling net payments of $93.5 million and $67.3 million during the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, we repurchased 0.2 million shares of common stock for an aggregate purchase price of $38.7 million (average purchase price per share of $158.40), excluding the excise tax imposed under the Inflation Reduction Act. During the three months ended March 31, 2023, we repurchased 2.4 million shares of common stock for an aggregate purchase price of $305.0 million (average purchase price per share of $126.37), excluding the excise tax imposed under the Inflation Reduction Act.
During the three months ended March 31, 2024, we borrowed $214.0 million and repaid $127.7 million under our non-recourse debt facilities. During the three months ended March 31, 2023, we borrowed $39.3 million and repaid $80.5 million under our non-recourse debt facilities.
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
We had $3.3 billion of variable rate vehicle floorplan payable at March 31, 2024, and $3.4 billion at December 31, 2023. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $32.7 million at March 31, 2024, and $33.8 million at December 31, 2023. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $285.0 million of commercial paper notes outstanding at March 31, 2024, and $440.0 million at December 31, 2023. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $2.9 million at March 31, 2024, and $4.4 million at December 31, 2023.
Our fixed rate senior unsecured notes totaled $3.2 billion and had a fair value of $3.0 billion as of March 31, 2024, and totaled $3.2 billion and had a fair value of $3.0 billion as of December 31, 2023.
As of March 31, 2024, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $22.8 million at March 31, 2024, and December 31, 2023. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $2.3 million at March 31, 2024, and December 31, 2023. We also have a minority equity investment without a readily determinable fair value. This equity investment is measured using a measurement alternative as permitted by accounting standards and was initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold this investment, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investment without a readily determinable fair value was $56.7 million at March 31, 2024, and December 31, 2023. A hypothetical 10% observable price change for this equity investment would result in an approximate change to gain or loss of $5.7 million at March 31, 2024, and December 31, 2023. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
January 1, 2024 - January 31, 2024	—	$—	—	$320.8
February 1, 2024 - February 29, 2024	—	$—	—	$320.8
March 1, 2024 - March 31, 2024	244,177	$158.40	244,177	$282.1
Total	244,177		244,177

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the fiscal quarter ended March 31, 2024, all of the shares that we repurchased were repurchased under our stock repurchase program. In April 2024, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock under the share repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Fourth Amended and Restated Certificate of Incorporation of AutoNation, Inc.
10.1*	AutoNation, Inc. 2024 Non-Employee Director Equity Plan.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 26, 2024	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)