Form 10-Q
period 2024-06-30
AUTONATION, INC.
filed 2024-08-01
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of July 30, 2024, the registrant had 39,679,183 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85.9	$60.8
Receivables, net	854.6	1,040.4
Inventory	3,553.9	3,033.4
Other current assets	357.0	172.3
Total Current Assets	4,851.4	4,306.9
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $48.2 million and $46.3 million, respectively	709.4	402.4
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.2 billion and $2.1 billion, respectively	3,780.7	3,791.6
OPERATING LEASE ASSETS	404.9	392.1
GOODWILL	1,449.4	1,465.8
OTHER INTANGIBLE ASSETS, NET	924.3	927.8
OTHER ASSETS	708.5	693.4
Total Assets	$12,828.6	$11,980.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,272.9	$1,760.0
Vehicle floorplan payable - non-trade	1,686.9	1,622.4
Accounts payable	338.9	344.7
Commercial paper	425.0	440.0
Current maturities of long-term debt	463.1	462.4
Current portion of non-recourse debt	16.8	8.8
Other current liabilities	1,013.5	944.2
Total Current Liabilities	6,217.1	5,582.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,123.5	3,127.9
NON-RECOURSE DEBT, NET OF CURRENT PORTION	471.5	249.6
NONCURRENT OPERATING LEASE LIABILITIES	373.3	363.2
DEFERRED INCOME TAXES	90.3	85.0
OTHER LIABILITIES	369.7	360.4
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at June 30, 2024, and December 31, 2023, including shares held in treasury	0.6	0.6
Additional paid-in capital	8.8	22.4
Retained earnings	4,959.9	4,643.0
Treasury stock, at cost; 23,882,966 and 21,917,635 shares held, respectively	(2,786.1)	(2,454.6)
Total Shareholders’ Equity	2,183.2	2,211.4
Total Liabilities and Shareholders’ Equity	$12,828.6	$11,980.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
New vehicle	$3,122.5	$3,281.0	$6,101.8	$6,212.9
Used vehicle	1,911.1	2,088.0	3,907.2	4,120.6
Parts and service	1,117.1	1,145.3	2,289.5	2,235.1
Finance and insurance, net	324.0	369.5	658.7	701.9
Other	5.7	6.3	8.9	18.3
TOTAL REVENUE	6,480.4	6,890.1	12,966.1	13,288.8
Cost of sales:
New vehicle	2,932.1	2,993.3	5,715.5	5,638.3
Used vehicle	1,799.7	1,953.7	3,684.3	3,831.9
Parts and service	580.5	602.8	1,197.1	1,181.5
Other	5.0	5.0	8.2	15.4
TOTAL COST OF SALES	5,317.3	5,554.8	10,605.1	10,667.1
Gross profit:
New vehicle	190.4	287.7	386.3	574.6
Used vehicle	111.4	134.3	222.9	288.7
Parts and service	536.6	542.5	1,092.4	1,053.6
Finance and insurance	324.0	369.5	658.7	701.9
Other	0.7	1.3	0.7	2.9
TOTAL GROSS PROFIT	1,163.1	1,335.3	2,361.0	2,621.7
Selling, general, and administrative expenses	825.8	842.9	1,618.9	1,625.6
Depreciation and amortization	59.9	54.6	118.2	107.4
Other (income) expense, net	2.4	(1.4)	8.6	6.2
OPERATING INCOME	275.0	439.2	615.3	882.5
Non-operating income (expense) items:
Floorplan interest expense	(53.9)	(32.8)	(103.3)	(59.9)
Other interest expense	(46.8)	(46.0)	(91.4)	(87.1)
Other income (loss), net	(0.1)	4.4	6.9	9.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	174.2	364.8	427.5	745.1
Income tax provision	44.0	92.3	107.2	184.8
NET INCOME FROM CONTINUING OPERATIONS	130.2	272.5	320.3	560.3
Income from discontinued operations, net of income taxes	—	—	—	0.9
NET INCOME	$130.2	$272.5	$320.3	$561.2
BASIC EARNINGS PER SHARE:
Continuing operations	$3.22	$6.06	$7.77	$12.15
Discontinued operations	$—	$—	$—	$0.02
Net income	$3.22	$6.06	$7.77	$12.17
Weighted average common shares outstanding	40.4	45.0	41.2	46.1
DILUTED EARNINGS PER SHARE:
Continuing operations	$3.20	$6.02	$7.72	$12.08
Discontinued operations	$—	$—	$—	$0.02
Net income	$3.20	$6.02	$7.72	$12.09
Weighted average common shares outstanding	40.7	45.3	41.5	46.4
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	39.7	44.0	39.7	44.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4
Net income	—	—	—	190.1	—	190.1
Repurchases of common stock, including excise tax	—	—	—	—	(38.8)	(38.8)
Stock-based compensation expense	—	—	14.1	—	—	14.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(34.5)	(3.4)	20.9	(17.0)
BALANCE AT MARCH 31, 2024	63,562,149	$0.6	$2.0	$4,829.7	$(2,472.5)	$2,359.8
Net income	—	—	—	130.2	—	130.2
Repurchases of common stock, including excise tax	—	—	—	—	(314.4)	(314.4)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.8)	—	0.8	—
BALANCE AT JUNE 30, 2024	63,562,149	$0.6	$8.8	$4,959.9	$(2,786.1)	$2,183.2

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8
Net income	—	—	—	288.7	—	288.7
Repurchases of common stock, including excise tax	—	—	—	—	(307.5)	(307.5)
Stock-based compensation expense	—	—	15.1	—	—	15.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(15.2)	(41.8)	33.2	(23.8)
BALANCE AT MARCH 31, 2023	63,562,149	$0.6	$3.0	$3,910.6	$(1,893.9)	$2,020.3
Net income	—	—	—	272.5	—	272.5
Repurchases of common stock, including excise tax	—	—	—	—	(209.5)	(209.5)
Stock-based compensation expense	—	—	8.3	—	—	8.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.3)	—	0.5	0.2
BALANCE AT JUNE 30, 2023	63,562,149	$0.6	$11.0	$4,183.1	$(2,102.9)	$2,091.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$320.3	$561.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.9)
Depreciation and amortization	118.2	107.4
Amortization of debt issuance costs and accretion of debt discounts	4.6	4.8
Stock-based compensation expense	21.7	23.4
Provision for credit losses on auto loans receivable	17.9	22.7
Deferred income tax provision	5.3	2.8
Gain on corporate-owned life insurance asset	(7.7)	(9.1)
Other	3.7	2.4
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	185.8	20.7
Auto loans receivable, net	(370.6)	(50.1)
Inventory	(611.3)	(485.8)
Other assets	10.1	(52.4)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	559.3	265.2
Accounts payable	(8.7)	53.4
Other liabilities	(13.7)	41.6
Net cash provided by continuing operations	234.9	507.3
Net cash used in discontinued operations	—	(0.3)
Net cash provided by operating activities	234.9	507.0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(181.2)	(199.0)
Cash paid for business acquisitions, net of cash acquired	—	(268.9)
Originations of auto loans receivable acquired through third-party dealers	—	(91.8)
Collections on auto loans receivable acquired through third-party dealers	45.6	76.7
Other	(0.8)	(4.5)
Net cash used in continuing operations	(136.4)	(487.5)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(136.4)	(487.5)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2024	2023
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(350.0)	(523.2)
Net proceeds from (payments of) commercial paper	(15.0)	415.0
Proceeds from non-recourse debt	623.0	63.9
Payments of non-recourse debt	(393.9)	(126.9)
Payment of debt issuance costs	(1.1)	—
Net proceeds from vehicle floorplan payable - non-trade	94.8	171.4
Payments of other debt obligations	(6.5)	(6.2)
Proceeds from the exercise of stock options	0.3	1.5
Payments of tax withholdings for stock-based awards	(17.3)	(25.1)
Net cash used in continuing operations	(65.7)	(29.6)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(65.7)	(29.6)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	32.8	(10.1)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	77.0	95.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$109.8	$85.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of June 30, 2024, we owned and operated 347 new vehicle franchises from 251 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of June 30, 2024, we also owned and operated 52 AutoNation-branded collision centers, 23 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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

	Three Months Ended June 30, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$841.9	$1,067.3	$1,213.3	$—	$3,122.5
Used vehicle	516.2	544.6	687.7	162.6	1,911.1
Parts and service	283.0	289.4	397.3	147.4	1,117.1
Finance and insurance, net	96.8	115.2	99.9	12.1	324.0
Other	1.5	2.3	0.2	1.7	5.7
	$1,739.4	$2,018.8	$2,398.4	$323.8	$6,480.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,529.9	$1,788.5	$2,055.1	$221.9	$5,595.4
Goods and services transferred over time(2)	209.5	230.3	343.3	101.9	885.0
	$1,739.4	$2,018.8	$2,398.4	$323.8	$6,480.4

	Three Months Ended June 30, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$923.0	$1,011.2	$1,346.8	$—	$3,281.0
Used vehicle	619.0	563.2	756.9	148.9	2,088.0
Parts and service	298.7	291.3	400.3	155.0	1,145.3
Finance and insurance, net	114.3	128.0	115.8	11.4	369.5
Other	0.5	4.0	0.7	1.1	6.3
	$1,955.5	$1,997.7	$2,620.5	$316.4	$6,890.1

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,740.1	$1,771.5	$2,278.3	$210.6	$6,000.5
Goods and services transferred over time(2)	215.4	226.2	342.2	105.8	889.6
	$1,955.5	$1,997.7	$2,620.5	$316.4	$6,890.1

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,656.3	$2,074.1	$2,371.4	$—	$6,101.8
Used vehicle	1,059.2	1,101.8	1,423.9	322.3	3,907.2
Parts and service	585.1	584.1	814.5	305.8	2,289.5
Finance and insurance, net	193.8	234.4	203.2	27.3	658.7
Other	1.7	3.9	0.3	3.0	8.9
	$3,496.1	$3,998.3	$4,813.3	$658.4	$12,966.1

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,068.2	$3,536.8	$4,113.1	$451.0	$11,169.1
Goods and services transferred over time(2)	427.9	461.5	700.2	207.4	1,797.0
	$3,496.1	$3,998.3	$4,813.3	$658.4	$12,966.1

	Six Months Ended June 30, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,751.0	$1,867.6	$2,594.3	$—	$6,212.9
Used vehicle	1,231.3	1,105.3	1,502.7	281.3	4,120.6
Parts and service	586.3	559.7	786.5	302.6	2,235.1
Finance and insurance, net	216.6	240.4	220.8	24.1	701.9
Other	1.4	14.0	1.1	1.8	18.3
	$3,786.6	$3,787.0	$5,105.4	$609.8	$13,288.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,369.4	$3,358.4	$4,437.7	$405.3	$11,570.8
Goods and services transferred over time(2)	417.2	428.6	667.7	204.5	1,718.0
	$3,786.6	$3,787.0	$5,105.4	$609.8	$13,288.8

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$110.5	$37.9	$54.0	$18.6
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	June 30, 2024	December 31, 2023
Receivables from contracts with customers, net	$640.6	$762.0
Contract Asset (Current)	$18.8	$23.1
Contract Asset (Long-Term)	$2.1	$3.2
Contract Liability (Current)	$43.6	$42.5
Contract Liability (Long-Term)	$72.6	$70.6
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amounts included in contract liability at the beginning of the period	$9.5	$9.0	$19.3	$18.4
Performance obligations satisfied in previous periods	$(0.7)	$(0.3)	$(0.4)	$(2.6)
Other significant changes include contract assets reclassified to receivables of $23.8 million for the six months ended June 30, 2024, and $28.7 million for the six months ended June 30, 2023.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income from continuing operations	$130.2	$272.5	$320.3	$560.3
Income from discontinued operations, net of income taxes	—	—	—	0.9
Net income	$130.2	$272.5	$320.3	$561.2

Basic weighted average common shares outstanding	40.4	45.0	41.2	46.1
Dilutive effect of unvested RSUs and stock options	0.3	0.3	0.3	0.3
Diluted weighted average common shares outstanding	40.7	45.3	41.5	46.4

Basic EPS amounts(1):
Continuing operations	$3.22	$6.06	$7.77	$12.15
Discontinued operations	$—	$—	$—	$0.02
Net income	$3.22	$6.06	$7.77	$12.17

Diluted EPS amounts(1):
Continuing operations	$3.20	$6.02	$7.72	$12.08
Discontinued operations	$—	$—	$—	$0.02
Net income	$3.20	$6.02	$7.72	$12.09

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
In June 2024, our business was impacted by an outage of our dealer management system provided by CDK Global, which is used to support our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions. As a result, our results of operations and earnings per share for the three and six months ended June 30, 2024, were negatively impacted by lost income from the disruption to our operations and one-time compensation costs paid to commission-based associates to ensure business continuity.
A summary of anti-dilutive equity instruments excluded from the computation of diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Anti-dilutive equity instruments excluded from the computation of diluted EPS	—	—	0.1	—

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	June 30, 2024	December 31, 2023
Contracts-in-transit and vehicle receivables	$397.3	$553.8
Trade receivables	146.1	173.2
Manufacturer receivables	204.7	240.5
Income taxes receivable (see Note 9)	18.9	11.1
Other	89.8	63.9
	856.8	1,042.5
Less: allowances for expected credit losses	(2.2)	(2.1)
Receivables, net	$854.6	$1,040.4
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
Auto Loans Receivable, Net
The components of auto loans receivable, net of unearned discounts and allowances for expected credit losses, at June 30, 2024, and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Total auto loans receivable	$755.5	$451.2
Accrued interest and fees	6.2	4.8
Deferred loan origination costs	2.7	1.6
Less: unearned discounts	(6.8)	(8.9)
Less: allowances for expected credit losses	(48.2)	(46.3)
Auto loans receivable, net	$709.4	$402.4
Credit Quality
We utilize proprietary credit scoring models to rate the risk of default for customers that apply for financing by evaluating customer credit history and certain credit application information, including information such as income, collateral, and down

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of June 30, 2024, and December 31, 2023, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of June 30, 2024	Weighted Average FICO Score	2024	2023	2022	2021	2020	Prior to 2020	Total
Credit Program Tier(1):
Palladium	733	$63.3	$—	$—	$—	$—	$—	$63.3
Rhodium	699	60.2	21.0	0.1	—	—	—	81.3
Platinum	647	246.4	108.5	11.6	6.4	2.3	1.7	376.9
Gold	617	36.6	52.4	27.9	14.0	4.6	2.8	138.3
Silver	583	0.2	40.6	25.0	11.5	3.3	1.4	82.0
Bronze	554	0.1	5.4	0.5	4.3	1.0	—	11.3
Copper	559	—	0.2	0.1	1.8	0.3	—	2.4
Total auto loans receivable		$406.8	$228.1	$65.2	$38.0	$11.5	$5.9	$755.5

Current-period gross write-offs		$0.7	$12.9	$7.9	$4.8	$1.4	$0.5	$28.2

		Fiscal Year of Origination
As of December 31, 2023	Weighted Average FICO Score	2023	2022	2021	2020	2019	Prior to 2019	Total
Credit Program Tier(1):
Rhodium	701	$27.6	$0.1	$—	$—	$—	$—	$27.7
Platinum	644	136.3	14.7	8.2	3.3	3.1	0.5	166.1
Gold	612	64.3	35.9	18.5	6.8	4.5	0.8	130.8
Silver	583	50.2	33.0	16.2	5.2	2.8	0.3	107.7
Bronze	556	6.7	0.7	6.0	1.5	0.1	—	15.0
Copper	558	0.3	0.2	2.8	0.5	0.1	—	3.9
Total auto loans receivable		$285.4	$84.6	$51.7	$17.3	$10.6	$1.6	$451.2

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Balance as of beginning of year	$46.3	$57.5
Provision for credit losses	17.9	22.7
Write-offs	(28.2)	(30.6)
Recoveries(1)	12.2	13.5
Balance as of end of period	$48.2	$63.1

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of June 30, 2024, and December 31, 2023:

	Age Analysis of Past-Due Auto Loans Receivable as of
	June 30, 2024	December 31, 2023
31-60 Days	$20.6	$20.7
61-90 Days	5.3	5.4
Greater than 90 Days	2.6	3.1
Total Past Due	$28.5	$29.2

Current	727.0	422.0
Total	$755.5	$451.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2024	December 31, 2023
New vehicles	$2,600.0	$1,948.6
Used vehicles	695.2	815.3
Parts, accessories, and other	258.7	269.5
Inventory	$3,553.9	$3,033.4

The components of vehicle floorplan payable are as follows:

	June 30, 2024	December 31, 2023
Vehicle floorplan payable - trade	$2,272.9	$1,760.0
Vehicle floorplan payable - non-trade	1,686.9	1,622.4
Vehicle floorplan payable	$3,959.8	$3,382.4
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
At June 30, 2024, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 7.1% at June 30, 2024, and 7.1% at December 31, 2023. As of June 30, 2024, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $3.4 billion had been borrowed.
At June 30, 2024, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 6.8% at June 30, 2024, and 6.9% at December 31, 2023. As of June 30, 2024, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $810.0 million, of which $551.5 million had been borrowed. The remaining borrowing capacity of $258.5 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2024	December 31, 2023
Goodwill	$1,449.4	$1,465.8

Franchise rights - indefinite-lived	$876.2	$876.2
Other intangibles	68.0	68.0
	944.2	944.2
Less: accumulated amortization	(19.9)	(16.4)
Other intangible assets, net	$924.3	$927.8
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to perform quantitative tests for our annual goodwill impairment testing as of April 30, 2024, and no impairment charges resulted from these quantitative tests. We elected to perform quantitative franchise rights impairment tests as of April 30, 2024, and no impairment charges resulted from these quantitative tests.
See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

8.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	June 30, 2024	December 31, 2023
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		356.4	362.2
			3,606.4	3,612.2
Less: unamortized debt discounts and debt issuance costs			(19.8)	(21.9)
Less: current maturities			(463.1)	(462.4)
Long-term debt, net of current maturities			$3,123.5	$3,127.9
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2024, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.8 million at June 30, 2024, leaving a borrowing capacity under our credit agreement of $1.9 billion at June 30, 2024.
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
Other Long-Term Debt
At June 30, 2024, we had finance leases and other debt obligations of $356.4 million, which are due at various dates through 2041.
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
At June 30, 2024, we had $425.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 6.0% and a weighted-average remaining term of 8 days. At December 31, 2023, we had $440.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 5.9% and a weighted-average remaining term of 6 days.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Non-recourse debt outstanding at June 30, 2024, and December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023
Warehouse facilities	$453.0	$209.4
Term securitization debt of consolidated VIEs	36.1	50.5
	489.1	259.9
Less: unamortized debt discounts and debt issuance costs	(0.8)	(1.5)
Less: current maturities	(16.8)	(8.8)
Non-recourse debt, net of current maturities	$471.5	$249.6
The timing of principal payments on the non-recourse debt is based on the timing of principal collections and defaults on the related auto loans receivable. The current portion of non-recourse debt represents the portion of the payments received from the auto loans receivable that are due to be distributed as principal payments on the non-recourse debt in the following period.
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. We have three warehouse facilities with maturity dates of October 2024, January 2025, and February 2025. Aggregate commitments under the warehouse facilities total $650.0 million.
The term securitization debt of consolidated VIEs consists of various notes with interest rates ranging from 1.79% to 4.45% and maturity dates ranging from April 2027 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $3.5 million as of June 30, 2024, and $4.3 million as of December 31, 2023, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $36.4 million as of June 30, 2024, and $50.8 million as of December 31, 2023.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.INCOME TAXES
Income taxes receivable included in Receivables, net totaled $18.9 million at June 30, 2024, and $11.1 million at December 31, 2023.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019. Currently, no tax years are under examination by the IRS and tax years from 2020 to 2021 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Statements of Income.

10.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Shares repurchased	2.0	1.6	2.2	4.0
Aggregate purchase price (1)	$311.3	$207.4	$350.0	$512.4
Average purchase price per share	$159.52	$132.44	$159.39	$128.76

(1) Excludes excise taxes imposed under the Inflation Reduction Act of $3.1 million and $3.2 million for the three and six months ended June 30, 2024, respectively, and $2.1 million and $4.6 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, $970.8 million remained available under our stock repurchase limit authorized by our Board of Directors.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Shares issued (in actual number of shares)	4,825	3,861	5,790	30,996
Proceeds from the exercise of stock options	$0.3	$0.2	$0.3	$1.5
Average exercise price per share	$54.54	$57.44	$56.20	$48.80
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In actual number of shares)	2024	2023	2024	2023
Shares issued	4,019	1,111	339,840	531,007
Shares surrendered to AutoNation to satisfy tax withholding obligations	1,456	296	115,146	182,249

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11. ACQUISITIONS AND DIVESTITURES
We did not purchase any stores during the six months ended June 30, 2024. During the six months ended June 30, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, which we renamed AutoNation Mobile Service, and we also purchased six stores. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
The acquisitions that occurred during the six months ended June 30, 2023, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire six month period ended June 30, 2023, revenue and net income would not have been materially different from our reported revenue and net income for this period.
We did not divest any stores during the six months ended June 30, 2024 or 2023. We terminated two franchises during the six months ended June 30, 2024.

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

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$85.9	$60.8
Restricted cash included in Other Current Assets	22.1	14.3
Restricted cash included in Other Assets	1.8	1.9
Total cash, cash equivalents, and restricted cash	$109.8	$77.0
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $28.1 million at June 30, 2024, and $39.4 million at June 30, 2023.

	Six Months Ended
	June 30,
	2024	2023
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$35.7	$67.0
Finance lease liabilities	$16.0	$27.8
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $189.5 million during the six months ended June 30, 2024, and $140.0 million during the six months ended June 30, 2023. We made income tax payments, net of income tax refunds, of $108.9 million during the six months ended June 30, 2024, and $190.8 million during the six months ended June 30, 2023.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. The fair value of our equity investments with readily determinable fair values totaled $21.4 million at June 30, 2024, and $22.8 million at December 31, 2023.
Our equity investments that do not have a readily determinable fair value are measured using the measurement alternative as permitted by accounting standards and were recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investments without a readily determinable fair value was $58.2 million at June 30, 2024, and $56.7 million at December 31, 2023. Equity investments that do not have a readily determinable fair value reflect a cumulative upward adjustment of $3.4 million based on an observable price change that occurred in the second quarter of 2021. We did not record any upward adjustments during the six months ended June 30, 2024. Additionally, we have not recorded any impairments or downward adjustments to the carrying amount of these equity investments as of and for the six months ended June 30, 2024.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

	Six Months Ended
	June 30,
	2024	2023
Net losses recognized during the period on equity securities	$(1.8)	$(1.3)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(1.8)	$(1.3)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	June 30, 2024	December 31, 2023
Carrying value	$3,230.2	$3,228.1
Fair value	$2,979.1	$2,979.3

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
Goodwill and Other Intangible Assets
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist. Under accounting standards, we chose to perform quantitative tests for our annual goodwill impairment testing as of April 30, 2024, and no impairment charges resulted from these quantitative tests.
The quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include the revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
We chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2023, and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform quantitative franchise rights impairment tests as of April 30, 2024 and 2023, and no impairment charges resulted from these quantitative tests.
The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. Actual future results may differ from those estimates.
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
During the six months ended June 30, 2024 and 2023, we recorded non-cash impairment charges of $2.4 million and $2.2 million, respectively. The non-cash impairment charges related to long-lived assets held and used and are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
We had assets held for sale of $195.1 million as of June 30, 2024, and $21.3 million as of December 31, 2023, primarily related to inventory, goodwill, and property of disposal groups held for sale, as well as property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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
As of June 30, 2024 and 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2024 to

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2034 are approximately $5 million at June 30, 2024. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2024, surety bonds, letters of credit, and cash deposits totaled $121.8 million, of which $0.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

15.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2024, approximately 64% of our total retail new vehicle unit sales was generated by our stores in Florida, Texas, and California.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to a concentration of risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of a recent outage that impacted our results of operations for the three months ended June 30, 2024.
We had receivables from manufacturers or distributors of $204.7 million at June 30, 2024, and $240.5 million at December 31, 2023. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2024, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

16.SEGMENT INFORMATION
At June 30, 2024 and 2023, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,739.4	$2,018.8	$2,398.4	$3,496.1	$3,998.3	$4,813.3
Segment income (1)	$50.3	$108.2	$141.9	$125.5	$237.0	$313.5

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,955.5	$1,997.7	$2,620.5	$3,786.6	$3,787.0	$5,105.4
Segment income (1)	$115.8	$173.0	$221.5	$234.3	$333.4	$448.3

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total segment income for reportable segments	$300.4	$510.3	$676.0	$1,016.0
Corporate and other	(79.3)	(103.9)	(164.0)	(193.4)
Other interest expense	(46.8)	(46.0)	(91.4)	(87.1)
Other income (loss), net	(0.1)	4.4	6.9	9.6
Income from continuing operations before income taxes	$174.2	$364.8	$427.5	$745.1

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of June 30, 2024, we owned and operated 347 new vehicle franchises from 251 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of June 30, 2024, we also owned and operated 52 AutoNation-branded collision centers, 23 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
At June 30, 2024, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the six months ended June 30, 2024, new vehicle sales accounted for 47% of our total revenue and 16% of our total gross profit. Used vehicle sales accounted for 30% of our total revenue and 9% of our total gross profit. Our parts and service operations, while comprising 18% of our total revenue, contributed 46% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 28% of our total gross profit.
Market Conditions
In the second quarter of 2024, U.S. industry retail new vehicle unit sales increased for the first two months of the quarter by 2%, as compared to the prior year, and then were negatively impacted in June by an outage of a major supplier of information systems to U.S. automotive retail dealerships, which adversely impacted dealership productivity and sales and service processes. See “System Outage Due to CDK Cyber Incident” discussed below. As a result of this incident, U.S. industry retail new vehicle unit sales were flat as compared to the second quarter of 2023.
Although still below historical levels, new vehicle inventory levels continued to increase during the second quarter of 2024 due to higher levels of manufacturer vehicle production. The increasing supply and availability of new vehicle inventory, which varies by make and model, has resulted in moderation of new vehicle unit profitability, which we expect will continue throughout 2024. Additionally, the increased availability of new vehicles and an increase in manufacturer new vehicle incentives, including low-interest financing and customer rebates, has adversely impacted market demand for used vehicles, particularly for higher-priced, nearly new vehicle inventory, and stabilization of used vehicle value trends, as compared to the prior year period, has resulted in moderation of industry used vehicle unit profitability.

System Outage Due to CDK Cyber Incident
On June 19, 2024, we were notified by CDK Global (“CDK”), a third-party provider of information systems, that CDK was experiencing a cyber incident impacting its systems, including the systems necessary to support our dealer management system (“DMS”), which supports our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions (“Core Functions”).
We immediately took precautionary containment steps to help protect our systems and data, implemented business continuity plans, and commenced a review of the potential impact of the incident. The incident resulted in outages of our DMS and Core Functions (the “CDK outage”), causing disruption and adverse impacts to our business, including our productivity. Access to our DMS and Core Functions was restored as of June 29, 2024. Restoration of certain ancillary systems and integrations, such as those that help automate ordering, scheduling, payment, and reporting processes, were restored by the end of July. See “Results of Operations” below for a discussion on the financial impact to our second quarter 2024 results.
Results of Operations
During the three months ended June 30, 2024, we had net income of $130.2 million and diluted earnings per share of $3.20, as compared to net income of $272.5 million and diluted earnings per share of $6.02 during the same period in 2023.
Our total gross profit decreased 12.9% during the second quarter of 2024 compared to the second quarter of 2023, driven by an estimated 5% decline in gross profit due to the CDK outage described above. New and used vehicle volumes, finance and insurance product penetration, and our parts and service business were all adversely impacted by the CDK outage.
New vehicle gross profit was also adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from increasing supply and availability of new vehicle inventory, which has moderated pricing and margins. Used vehicle gross profit was also adversely impacted by a decrease in gross profit PVR primarily due to a shift in mix towards lower-priced entry-level vehicles, which have lower average gross profit PVR. Finance and insurance gross profit PVR was also adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. Excluding the impact from the CDK outage, our parts and service results benefited primarily from increases in gross profit associated with warranty service and customer-pay service.
Decreases in gross profit were slightly offset by a decrease in SG&A expenses. This decrease was primarily due to a decrease in performance-driven compensation expense partly resulting from the CDK outage, which was largely offset by certain one-time costs relating to the incident, principally consisting of compensation of approximately $43 million paid to commission-based associates to ensure business continuity. Additionally, the prior year period reflects self-insured losses of $16.5 million related to hailstorms and other natural catastrophes. Floorplan interest expense increased due to higher average floorplan balances and higher average interest rates.
As a result of the CDK outage, we estimate earnings per share for the quarter ended June 30, 2024, were negatively impacted by approximately $1.55 per share, without taking into account any potential recoveries related to the incident. The estimated impact is comprised of internal estimates for lost income during the outage period and the one-time costs incurred related to the incident, described above. We expect a modest adverse effect on the early part of our third quarter 2024 results.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Unaudited Condensed Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at June 30, 2024 and 2023, were 47,095 and 23,659, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. We had no new vehicle inventory cumulative write-downs at June 30, 2024, and December 31, 2023.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $6.7 million at June 30, 2024, and $12.2 million at December 31, 2023.

Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $8.6 million at June 30, 2024, and $7.8 million at December 31, 2023.
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
Under accounting standards, we chose to perform quantitative tests for our annual goodwill impairment testing as of April 30, 2024, and no impairment charges resulted from these quantitative tests. The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of each reporting unit. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing.
The fair values of the Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units substantially exceeded their carrying values. The fair value of the Mobile Service reporting unit, which relates to the mobile automotive repair and maintenance business we acquired in the first quarter of 2023, exceeded carrying value by approximately 25%. The key assumptions used in our estimate of fair value for our Mobile Service reporting unit included revenue growth rates to calculate projected future cash flows. As a measure of sensitivity, if the revenue growth rates decreased by 20%, the fair value would have still slightly exceeded the carrying value of the Mobile Service reporting unit. This result and discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used given the number of assumptions used in determining fair value and the degree of sensitivity to changes in such assumptions.
As of June 30, 2024, we have $219.8 million of goodwill related to the Domestic reporting unit, $524.0 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, $140.5 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired. We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2024, and no impairment charges resulted from these quantitative tests. We identified 15 stores that, while they each had franchise rights fair value in excess of or equal to carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. As of June 30, 2024, we had 82 stores with franchise rights totaling $876.2 million.

The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. Based on a sensitivity analysis of these estimates and assumptions, including if the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2024, the resulting impairment charge would have been approximately $3 million. The sensitivity analysis performed, including the effect of a hypothetical 10% decrease in fair value estimates, is not intended to provide a sensitivity analysis of every potential outcome.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,122.5	$3,281.0	$(158.5)	(4.8)	$6,101.8	$6,212.9	$(111.1)	(1.8)
Retail used vehicle	1,743.5	1,949.2	(205.7)	(10.6)	3,577.3	3,833.3	(256.0)	(6.7)
Wholesale	167.6	138.8	28.8	20.7	329.9	287.3	42.6	14.8
Used vehicle	1,911.1	2,088.0	(176.9)	(8.5)	3,907.2	4,120.6	(213.4)	(5.2)
Finance and insurance, net	324.0	369.5	(45.5)	(12.3)	658.7	701.9	(43.2)	(6.2)
Total variable operations(1)	5,357.6	5,738.5	(380.9)	(6.6)	10,667.7	11,035.4	(367.7)	(3.3)
Parts and service	1,117.1	1,145.3	(28.2)	(2.5)	2,289.5	2,235.1	54.4	2.4
Other	5.7	6.3	(0.6)		8.9	18.3	(9.4)
Total revenue	$6,480.4	$6,890.1	$(409.7)	(5.9)	$12,966.1	$13,288.8	$(322.7)	(2.4)
Gross profit:
New vehicle	$190.4	$287.7	$(97.3)	(33.8)	$386.3	$574.6	$(188.3)	(32.8)
Retail used vehicle	107.3	128.7	(21.4)	(16.6)	209.1	271.7	(62.6)	(23.0)
Wholesale	4.1	5.6	(1.5)		13.8	17.0	(3.2)
Used vehicle	111.4	134.3	(22.9)	(17.1)	222.9	288.7	(65.8)	(22.8)
Finance and insurance	324.0	369.5	(45.5)	(12.3)	658.7	701.9	(43.2)	(6.2)
Total variable operations(1)	625.8	791.5	(165.7)	(20.9)	1,267.9	1,565.2	(297.3)	(19.0)
Parts and service	536.6	542.5	(5.9)	(1.1)	1,092.4	1,053.6	38.8	3.7
Other	0.7	1.3	(0.6)		0.7	2.9	(2.2)
Total gross profit	1,163.1	1,335.3	(172.2)	(12.9)	2,361.0	2,621.7	(260.7)	(9.9)
Selling, general, and administrative expenses	825.8	842.9	17.1	2.0	1,618.9	1,625.6	6.7	0.4
Depreciation and amortization	59.9	54.6	(5.3)		118.2	107.4	(10.8)
Other (income) expense, net	2.4	(1.4)	(3.8)		8.6	6.2	(2.4)
Operating income	275.0	439.2	(164.2)	(37.4)	615.3	882.5	(267.2)	(30.3)
Non-operating income (expense) items:
Floorplan interest expense	(53.9)	(32.8)	(21.1)		(103.3)	(59.9)	(43.4)
Other interest expense	(46.8)	(46.0)	(0.8)		(91.4)	(87.1)	(4.3)
Other income (loss), net	(0.1)	4.4	(4.5)		6.9	9.6	(2.7)
Income from continuing operations before income taxes	$174.2	$364.8	$(190.6)	(52.2)	$427.5	$745.1	$(317.6)	(42.6)
Retail vehicle unit sales:
New vehicle	61,268	62,444	(1,176)	(1.9)	120,131	117,509	2,622	2.2
Used vehicle	65,504	68,812	(3,308)	(4.8)	134,625	136,351	(1,726)	(1.3)
	126,772	131,256	(4,484)	(3.4)	254,756	253,860	896	0.4
Revenue per vehicle retailed:
New vehicle	$50,965	$52,543	$(1,578)	(3.0)	$50,793	$52,872	$(2,079)	(3.9)
Used vehicle	$26,617	$28,326	$(1,709)	(6.0)	$26,572	$28,113	$(1,541)	(5.5)
Gross profit per vehicle retailed:
New vehicle	$3,108	$4,607	$(1,499)	(32.5)	$3,216	$4,890	$(1,674)	(34.2)
Used vehicle	$1,638	$1,870	$(232)	(12.4)	$1,553	$1,993	$(440)	(22.1)
Finance and insurance	$2,556	$2,815	$(259)	(9.2)	$2,586	$2,765	$(179)	(6.5)
Total variable operations(2)	$4,904	$5,988	$(1,084)	(18.1)	$4,923	$6,099	$(1,176)	(19.3)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024 (%)	2023 (%)	2024 (%)	2023 (%)
Revenue mix percentages:
New vehicle	48.2	47.6	47.1	46.8
Used vehicle	29.5	30.3	30.1	31.0
Parts and service	17.2	16.6	17.7	16.8
Finance and insurance, net	5.0	5.4	5.1	5.3
Other	0.1	0.1	—	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	16.4	21.5	16.4	21.9
Used vehicle	9.6	10.1	9.4	11.0
Parts and service	46.1	40.6	46.3	40.2
Finance and insurance	27.9	27.7	27.9	26.8
Other	—	0.1	—	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.1	8.8	6.3	9.2
Used vehicle - retail	6.2	6.6	5.8	7.1
Parts and service	48.0	47.4	47.7	47.1
Total	17.9	19.4	18.2	19.7
Selling, general, and administrative expenses	12.7	12.2	12.5	12.2
Operating income	4.2	6.4	4.7	6.6
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	71.0	63.1	68.6	62.0
Operating income	23.6	32.9	26.1	33.7

	June 30,
	2024	2023
Inventory days supply:
New vehicle (industry standard of selling days)	67 days	26 days
Used vehicle (trailing calendar month days)	34 days	35 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,095.8	$3,275.1	$(179.3)	(5.5)	$6,032.9	$6,202.6	$(169.7)	(2.7)
Retail used vehicle	1,688.4	1,943.1	(254.7)	(13.1)	3,457.3	3,820.8	(363.5)	(9.5)
Wholesale	161.7	138.4	23.3	16.8	318.5	286.3	32.2	11.2
Used vehicle	1,850.1	2,081.5	(231.4)	(11.1)	3,775.8	4,107.1	(331.3)	(8.1)
Finance and insurance, net	316.9	368.8	(51.9)	(14.1)	643.0	700.6	(57.6)	(8.2)
Total variable operations(1)	5,262.8	5,725.4	(462.6)	(8.1)	10,451.7	11,010.3	(558.6)	(5.1)
Parts and service	1,105.7	1,142.1	(36.4)	(3.2)	2,261.3	2,227.9	33.4	1.5
Other	5.4	6.4	(1.0)		9.1	18.6	(9.5)
Total revenue	$6,373.9	$6,873.9	$(500.0)	(7.3)	$12,722.1	$13,256.8	$(534.7)	(4.0)
Gross profit:
New vehicle	$189.5	$287.5	$(98.0)	(34.1)	$383.9	$574.2	$(190.3)	(33.1)
Retail used vehicle	104.9	128.3	(23.4)	(18.2)	203.9	271.0	(67.1)	(24.8)
Wholesale	5.0	5.6	(0.6)		14.7	17.0	(2.3)
Used vehicle	109.9	133.9	(24.0)	(17.9)	218.6	288.0	(69.4)	(24.1)
Finance and insurance	316.9	368.8	(51.9)	(14.1)	643.0	700.6	(57.6)	(8.2)
Total variable operations(1)	616.3	790.2	(173.9)	(22.0)	1,245.5	1,562.8	(317.3)	(20.3)
Parts and service	530.0	541.0	(11.0)	(2.0)	1,077.1	1,050.1	27.0	2.6
Other	0.5	1.6	(1.1)		0.7	3.2	(2.5)
Total gross profit	$1,146.8	$1,332.8	$(186.0)	(14.0)	$2,323.3	$2,616.1	$(292.8)	(11.2)
Retail vehicle unit sales:
New vehicle	60,625	62,340	(1,715)	(2.8)	118,467	117,325	1,142	1.0
Used vehicle	63,008	68,577	(5,569)	(8.1)	129,171	135,895	(6,724)	(4.9)
	123,633	130,917	(7,284)	(5.6)	247,638	253,220	(5,582)	(2.2)
Revenue per vehicle retailed:
New vehicle	$51,065	$52,536	$(1,471)	(2.8)	$50,925	$52,867	$(1,942)	(3.7)
Used vehicle	$26,797	$28,335	$(1,538)	(5.4)	$26,765	$28,116	$(1,351)	(4.8)
Gross profit per vehicle retailed:
New vehicle	$3,126	$4,612	$(1,486)	(32.2)	$3,241	$4,894	$(1,653)	(33.8)
Used vehicle	$1,665	$1,871	$(206)	(11.0)	$1,579	$1,994	$(415)	(20.8)
Finance and insurance	$2,563	$2,817	$(254)	(9.0)	$2,597	$2,767	$(170)	(6.1)
Total variable operations(2)	$4,944	$5,993	$(1,049)	(17.5)	$4,970	$6,105	$(1,135)	(18.6)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024 (%)	2023 (%)	2024 (%)	2023 (%)
Revenue mix percentages:
New vehicle	48.6	47.6	47.4	46.8
Used vehicle	29.0	30.3	29.7	31.0
Parts and service	17.3	16.6	17.8	16.8
Finance and insurance, net	5.0	5.4	5.1	5.3
Other	0.1	0.1	—	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	16.5	21.6	16.5	21.9
Used vehicle	9.6	10.0	9.4	11.0
Parts and service	46.2	40.6	46.4	40.1
Finance and insurance	27.6	27.7	27.7	26.8
Other	0.1	0.1	—	0.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.1	8.8	6.4	9.3
Used vehicle - retail	6.2	6.6	5.9	7.1
Parts and service	47.9	47.4	47.6	47.1
Total	18.0	19.4	18.3	19.7

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,122.5	$3,281.0	$(158.5)	(4.8)	$6,101.8	$6,212.9	$(111.1)	(1.8)
Gross profit	$190.4	$287.7	$(97.3)	(33.8)	$386.3	$574.6	$(188.3)	(32.8)
Retail vehicle unit sales	61,268	62,444	(1,176)	(1.9)	120,131	117,509	2,622	2.2
Revenue per vehicle retailed	$50,965	$52,543	$(1,578)	(3.0)	$50,793	$52,872	$(2,079)	(3.9)
Gross profit per vehicle retailed	$3,108	$4,607	$(1,499)	(32.5)	$3,216	$4,890	$(1,674)	(34.2)
Gross profit as a percentage of revenue	6.1%	8.8%			6.3%	9.2%
Inventory days supply (industry standard of selling days)	67 days	26 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,095.8	$3,275.1	$(179.3)	(5.5)	$6,032.9	$6,202.6	$(169.7)	(2.7)
Gross profit	$189.5	$287.5	$(98.0)	(34.1)	$383.9	$574.2	$(190.3)	(33.1)
Retail vehicle unit sales	60,625	62,340	(1,715)	(2.8)	118,467	117,325	1,142	1.0
Revenue per vehicle retailed	$51,065	$52,536	$(1,471)	(2.8)	$50,925	$52,867	$(1,942)	(3.7)
Gross profit per vehicle retailed	$3,126	$4,612	$(1,486)	(32.2)	$3,241	$4,894	$(1,653)	(33.8)
Gross profit as a percentage of revenue	6.1%	8.8%			6.4%	9.3%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $26.7 million and $5.9 million in new vehicle revenue and $0.9 million and $0.2 million in new vehicle gross profit for the three months ended June 30, 2024 and 2023, respectively, and $68.9 million and $10.3 million in new vehicle revenue and $2.4 million and $0.4 million in new vehicle gross profit for the six months ended June 30, 2024 and 2023, respectively, is related to acquisition and divestiture activity.
Second Quarter 2024 compared to Second Quarter 2023
Same store new vehicle revenue decreased during the three months ended June 30, 2024, as compared to the same period in 2023, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume was largely due to a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024. Our same store new vehicle unit volume increased for the first two months of the second quarter of 2024 by 4%, as compared to the prior year, and then was negatively impacted in June 2024 by the CDK outage. The decrease in same store unit volume was partially offset by increases in same store unit volume due to increasing supply of new vehicle inventory, particularly for Import manufacturers, an increase in manufacturer incentives, including low-interest financing and rebates, and sustained consumer demand.
Same store new vehicle revenue PVR and gross profit PVR decreased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to the increasing supply and availability of new vehicle inventory and sustained consumer demand, which has resulted in moderation of pricing and margins. Same store new vehicle revenue PVR and gross profit PVR were also adversely impacted by a shift in mix towards Import vehicles, which have relatively lower average selling prices and gross profit PVR.
First Six Months 2024 compared to First Six Months 2023
Same store new vehicle revenue decreased during the six months ended June 30, 2024, as compared to the same period in 2023, due to a decrease in same store revenue PVR, partially offset by an increase in same store unit volume. Same store unit volume benefited from the increasing supply of new vehicle inventory, particularly for Import manufacturers, an increase in manufacturer incentives, including low-interest financing and rebates, and sustained consumer demand. The increase in same store unit volume was partially offset by a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024.

Same store revenue PVR and gross profit PVR decreased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to increasing supply and availability of new vehicle inventory and sustained consumer demand, which has resulted in moderation of pricing and margins. Same store new vehicle revenue PVR and gross profit PVR were also adversely impacted by a shift in mix by towards Import vehicles, which have relatively lower average selling prices and gross profit PVR.
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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	Variance	2024	2023	Variance
Floorplan assistance	$31.6	$32.4	$(0.8)	$63.4	$60.7	$2.7
New vehicle floorplan interest expense	(52.3)	(29.6)	(22.7)	(98.9)	(54.0)	(44.9)
Net new vehicle inventory carrying benefit (expense)	$(20.7)	$2.8	$(23.5)	$(35.5)	$6.7	$(42.2)
Second Quarter 2024 compared to Second Quarter 2023
During the three months ended June 30, 2024, we had a net new vehicle inventory carrying expense of $20.7 million, compared to a net new vehicle inventory carrying benefit of $2.8 million for the same period in 2023.
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Up until the third quarter of 2023, since the first quarter of 2020, when the Federal Reserve cut interest rates to near 0%, we had a net new vehicle inventory carrying benefit. Additionally, over this same period, our average floorplan balances were significantly lower than historical standards due to manufacturers’ new vehicle inventory supply constraints. With the increases in new vehicle inventory supply and interest rates, floorplan interest expense has increased, resulting in a net new vehicle inventory carrying expense for the three months ended June 30, 2024. If interest rates remain at their current levels or continue to increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying expense.
First Six Months 2024 compared to First Six Months 2023
During the six months ended June 30, 2024, we had a net new vehicle inventory carrying expense of $35.5 million, compared to a net new vehicle inventory carrying benefit of $6.7 million for the same period in 2023, primarily due to an increase in floorplan interest expense resulting from the factors noted above. The increase in floorplan interest expense was partially offset by an increase in floorplan assistance due to higher average floorplan balances and higher average interest rates.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,743.5	$1,949.2	$(205.7)	(10.6)	$3,577.3	$3,833.3	$(256.0)	(6.7)
Wholesale revenue	167.6	138.8	28.8	20.7	329.9	287.3	42.6	14.8
Total revenue	$1,911.1	$2,088.0	$(176.9)	(8.5)	$3,907.2	$4,120.6	$(213.4)	(5.2)
Retail gross profit	$107.3	$128.7	$(21.4)	(16.6)	$209.1	$271.7	$(62.6)	(23.0)
Wholesale gross profit	4.1	5.6	(1.5)		13.8	17.0	(3.2)
Total gross profit	$111.4	$134.3	$(22.9)	(17.1)	$222.9	$288.7	$(65.8)	(22.8)
Retail vehicle unit sales	65,504	68,812	(3,308)	(4.8)	134,625	136,351	(1,726)	(1.3)
Revenue per vehicle retailed	$26,617	$28,326	$(1,709)	(6.0)	$26,572	$28,113	$(1,541)	(5.5)
Gross profit per vehicle retailed	$1,638	$1,870	$(232)	(12.4)	$1,553	$1,993	$(440)	(22.1)
Retail gross profit as a percentage of retail revenue	6.2%	6.6%			5.8%	7.1%
Inventory days supply (trailing calendar month days)	34 days	35 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,688.4	$1,943.1	$(254.7)	(13.1)	$3,457.3	$3,820.8	$(363.5)	(9.5)
Wholesale revenue	161.7	138.4	23.3	16.8	318.5	286.3	32.2	11.2
Total revenue	$1,850.1	$2,081.5	$(231.4)	(11.1)	$3,775.8	$4,107.1	$(331.3)	(8.1)
Retail gross profit	$104.9	$128.3	$(23.4)	(18.2)	$203.9	$271.0	$(67.1)	(24.8)
Wholesale gross profit	5.0	5.6	(0.6)		14.7	17.0	(2.3)
Total gross profit	$109.9	$133.9	$(24.0)	(17.9)	$218.6	$288.0	$(69.4)	(24.1)
Retail vehicle unit sales	63,008	68,577	(5,569)	(8.1)	129,171	135,895	(6,724)	(4.9)
Revenue per vehicle retailed	$26,797	$28,335	$(1,538)	(5.4)	$26,765	$28,116	$(1,351)	(4.8)
Gross profit per vehicle retailed	$1,665	$1,871	$(206)	(11.0)	$1,579	$1,994	$(415)	(20.8)
Retail gross profit as a percentage of retail revenue	6.2%	6.6%			5.9%	7.1%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $61.0 million and $6.5 million in total used vehicle revenue and $1.5 million and $0.4 million in total used vehicle gross profit for the three months ended June 30, 2024 and 2023, respectively, and $131.4 million and $13.5 million in total used vehicle revenue and $4.3 million and $0.7 million in total used vehicle gross profit for the six months ended June 30, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Second Quarter 2024 compared to Second Quarter 2023
Same store retail used vehicle revenue decreased during the three months ended June 30, 2024, as compared to the same period in 2023, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume was largely due to a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions. In addition, the decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is due in part to the shift in mix from used vehicles to new vehicles.
Same store used vehicle revenue PVR and gross profit PVR decreased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to a shift in mix towards lower-priced entry-level vehicles, which have lower average selling prices and gross profit PVR. The decrease in same store gross profit PVR was partially offset by the favorable impact of certain actions we took in the first quarter of 2024 to better align used vehicle inventory with market demand and achieve a more optimal inventory supply, resulting in quarterly sequential improvement in gross profit PVR since the fourth quarter of 2023.

The pace of our used vehicle inventory turnover was adversely impacted by the CDK outage, resulting in less than optimal levels and mix of used vehicle inventory at the start of the third quarter of 2024. While we anticipate this will result in a modest adverse impact to used vehicle sales in the early part of the third quarter of 2024, we expect used vehicle inventory levels to normalize by mid-quarter.
First Six Months 2024 compared to First Six Months 2023
Same store retail used vehicle revenue decreased during the six months ended June 30, 2024, as compared to the same period in 2023, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is due in part to the shift in mix from used vehicles to new vehicles. In addition, same store unit volume was adversely impacted by a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions.
Same store used vehicle revenue PVR and gross profit PVR decreased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a shift in mix towards lower-priced entry-level vehicles, which have lower average selling prices and gross profit PVR. The decrease in same store gross profit PVR was partially offset by the favorable impact of certain actions we took in the first quarter of 2024 to better align used vehicle inventory with market demand and achieve a more optimal inventory supply, resulting in quarterly sequential improvement in gross profit PVR since the fourth quarter of 2023.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,117.1	$1,145.3	$(28.2)	(2.5)	$2,289.5	$2,235.1	$54.4	2.4
Gross Profit	$536.6	$542.5	$(5.9)	(1.1)	$1,092.4	$1,053.6	$38.8	3.7
Gross profit as a percentage of revenue	48.0%	47.4%			47.7%	47.1%

Same Store:
Revenue	$1,105.7	$1,142.1	$(36.4)	(3.2)	$2,261.3	$2,227.9	$33.4	1.5
Gross Profit	$530.0	$541.0	$(11.0)	(2.0)	$1,077.1	$1,050.1	$27.0	2.6
Gross profit as a percentage of revenue	47.9%	47.4%			47.6%	47.1%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $11.4 million and $3.2 million in parts and service revenue and $6.6 million and $1.5 million in parts and service gross profit for the three months ended June 30, 2024 and 2023, respectively, and $28.2 million and $7.2 million in parts and service revenue and $15.3 million and $3.5 million in parts and service gross profit for the six months ended June 30, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Second Quarter 2024 compared to Second Quarter 2023
During the three months ended June 30, 2024, same store parts and service revenue decreased compared to the same period in 2023, primarily due to decreases in revenue associated with wholesale parts sales of $21.2 million, the preparation of vehicles for sale of $14.2 million, and customer-pay service of $5.4 million, partially offset by an increase in revenue associated with warranty service of $11.7 million.
During the three months ended June 30, 2024, same store parts and service gross profit decreased compared to the same period in 2023, primarily due to decreases in gross profit associated with customer-pay service of $7.5 million, the preparation of vehicles for sale of $5.1 million, and wholesale parts sales of $4.9 million, partially offset by an increase in gross profit associated with warranty service of $9.6 million.
Parts and service revenue and gross profit across all revenue types were adversely impacted by the CDK outage, which disrupted our sales and service processes, resulting in a decrease in repair order volume and parts sales. This decrease was partially offset by an increase in parts and service revenue and gross profit associated with warranty service and customer-pay service due to higher value repair orders. Warranty service revenue and gross profit also benefited from improved parts and labor rates.
Same store parts and service gross profit as a percentage of revenue increased to 47.9% during the three months ended June 30, 2024, from 47.4% in the same period in 2023, primarily due to a shift in mix to warranty service, which has a relatively higher average gross profit margin.
The CDK outage continued to adversely impact our parts and service business in July 2024 as certain ancillary systems and integrations were not fully restored until the end of July.
First Six Months 2024 compared to First Six Months 2023
During the six months ended June 30, 2024, same store parts and service revenue increased compared to the same period in 2023, primarily due to increases in revenue associated with warranty service of $30.7 million and the preparation of vehicles for sale of $19.7 million, partially offset by a decrease in revenue associated with wholesale parts sales of $22.3 million.

During the six months ended June 30, 2024, same store parts and service gross profit increased compared to the same period in 2023, primarily due to increases in gross profit associated with warranty-service of $23.4 million and the preparation of vehicles for sale of $11.9 million, partially offset by a decrease in wholesale parts sales of $5.1 million.
Parts and service revenue and gross profit associated with warranty service and the preparation of vehicles for sale benefited from higher value repair orders. Parts and service gross profit associated with warranty service also benefited from improved parts and labor rates. The increases in parts and service revenue and gross profit were partially offset by the CDK outage, which disrupted our sales and service processes, resulting in a decrease in repair order volume and parts sales.
Parts and service gross profit as a percentage of revenue increased increased to 47.6% during the six months ended June 30, 2024, from 47.1% in the same period in 2023, primarily due to a shift in mix to warranty service, which has a relatively higher average gross profit margin..

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$324.0	$369.5	$(45.5)	(12.3)	$658.7	$701.9	$(43.2)	(6.2)
Gross profit per vehicle retailed	$2,556	$2,815	$(259)	(9.2)	$2,586	$2,765	$(179)	(6.5)

Same Store:
Revenue and gross profit	$316.9	$368.8	$(51.9)	(14.1)	$643.0	$700.6	$(57.6)	(8.2)
Gross profit per vehicle retailed	$2,563	$2,817	$(254)	(9.0)	$2,597	$2,767	$(170)	(6.1)
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $7.1 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $15.7 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Second Quarter 2024 compared to Second Quarter 2023
Same store finance and insurance revenue and gross profit decreased during the three months ended June 30, 2024, as compared to the same period in 2023, due to decreases in finance and insurance gross profit PVR and new and used vehicle unit volume. Finance and insurance gross profit PVR was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. In addition, finance and insurance gross profit was adversely impacted by the CDK outage, which disrupted our finance and insurance sales process including our ability to offer certain products.
First Six Months 2024 compared to First Six Months 2023
Same store finance and insurance revenue and gross profit decreased during the six months ended June 30, 2024, as compared to the same period in 2023, due to a decrease in finance and insurance gross profit PVR and a decrease in used vehicle unit volume, partially offset by an increase in new vehicle unit volume. Finance and insurance gross profit PVR was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. In addition, finance and insurance gross profit was adversely impacted by the CDK outage, which disrupted our finance and insurance sales process including our ability to offer certain products.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,739.4	$1,955.5	$(216.1)	(11.1)	$3,496.1	$3,786.6	$(290.5)	(7.7)
Import	2,018.8	1,997.7	21.1	1.1	3,998.3	3,787.0	211.3	5.6
Premium Luxury	2,398.4	2,620.5	(222.1)	(8.5)	4,813.3	5,105.4	(292.1)	(5.7)
Total	6,156.6	6,573.7	(417.1)	(6.3)	12,307.7	12,679.0	(371.3)	(2.9)
Corporate and other	323.8	316.4	7.4	2.3	658.4	609.8	48.6	8.0
Total consolidated revenue	$6,480.4	$6,890.1	$(409.7)	(5.9)	$12,966.1	$13,288.8	$(322.7)	(2.4)
Segment income(1):
Domestic	$50.3	$115.8	$(65.5)	(56.6)	$125.5	$234.3	$(108.8)	(46.4)
Import	108.2	173.0	(64.8)	(37.5)	237.0	333.4	(96.4)	(28.9)
Premium Luxury	141.9	221.5	(79.6)	(35.9)	313.5	448.3	(134.8)	(30.1)
Total	300.4	510.3	(209.9)	(41.1)	676.0	1,016.0	(340.0)	(33.5)
Corporate and other	(79.3)	(103.9)	24.6		(164.0)	(193.4)	29.4
Floorplan interest expense	53.9	32.8	(21.1)		103.3	59.9	(43.4)
Operating income	$275.0	$439.2	$(164.2)	(37.4)	$615.3	$882.5	$(267.2)	(30.3)

Retail new vehicle unit sales:
Domestic	16,583	17,495	(912)	(5.2)	32,485	33,344	(859)	(2.6)
Import	28,729	27,172	1,557	5.7	56,297	50,270	6,027	12.0
Premium Luxury	15,956	17,777	(1,821)	(10.2)	31,349	33,895	(2,546)	(7.5)
	61,268	62,444	(1,176)	(1.9)	120,131	117,509	2,622	2.2

Retail used vehicle unit sales:
Domestic	18,734	21,305	(2,571)	(12.1)	38,497	42,508	(4,011)	(9.4)
Import	22,572	22,630	(58)	(0.3)	46,337	44,693	1,644	3.7
Premium Luxury	17,769	18,931	(1,162)	(6.1)	36,732	37,699	(967)	(2.6)
Other	6,429	5,946	483	8.1	13,059	11,451	1,608	14.0
	65,504	68,812	(3,308)	(4.8)	134,625	136,351	(1,726)	(1.3)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$841.9	$923.0	$(81.1)	(8.8)	$1,656.3	$1,751.0	$(94.7)	(5.4)
Used vehicle	516.2	619.0	(102.8)	(16.6)	1,059.2	1,231.3	(172.1)	(14.0)
Parts and service	283.0	298.7	(15.7)	(5.3)	585.1	586.3	(1.2)	(0.2)
Finance and insurance, net	96.8	114.3	(17.5)	(15.3)	193.8	216.6	(22.8)	(10.5)
Other	1.5	0.5	1.0		1.7	1.4	0.3
Total Revenue	$1,739.4	$1,955.5	$(216.1)	(11.1)	$3,496.1	$3,786.6	$(290.5)	(7.7)
Segment income	$50.3	$115.8	$(65.5)	(56.6)	$125.5	$234.3	$(108.8)	(46.4)
Retail new vehicle unit sales	16,583	17,495	(912)	(5.2)	32,485	33,344	(859)	(2.6)
Retail used vehicle unit sales	18,734	21,305	(2,571)	(12.1)	38,497	42,508	(4,011)	(9.4)
Second Quarter 2024 compared to Second Quarter 2023
Domestic revenue decreased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in new and used vehicle unit volume largely due to a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024. In addition, Domestic revenue was adversely impacted by a decrease in used vehicle revenue PVR due to a shift in mix towards lower-priced entry-level vehicles and a decrease in new vehicle revenue PVR due to continued moderation of pricing resulting from the increasing supply and availability of new vehicle inventory.
Domestic segment income decreased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit, used vehicle gross profit, and finance and insurance gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory. Used vehicle gross profit was adversely impacted by a shift in mix towards lower-priced entry-level vehicles, which have lower average gross profit PVR, and a decrease in used vehicle unit volume due in part to the shift in mix from used vehicles to new vehicles. Finance and insurance gross profit was adversely impacted by the decrease in vehicle unit volume and a decrease in finance and insurance gross profit PVR, which was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. Domestic segment income was also adversely impacted by decreases in gross profit resulting from the CDK outage.
First Six Months 2024 compared to First Six Months 2023
Domestic revenue decreased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to decreases in new and used vehicle unit volume largely due to a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024. In addition, Domestic revenue was adversely impacted by a decrease in used vehicle revenue PVR due to a shift in mix towards lower-priced entry-level vehicles and a decrease in new vehicle revenue PVR due to continued moderation of pricing resulting from the increasing supply and availability of new vehicle inventory.
Domestic segment income decreased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit and used vehicle gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory. Used vehicle gross profit was adversely impacted by a shift in mix towards lower-priced entry-level vehicles, which have lower average gross profit PVR, and a decrease in used vehicle unit volume due in part to the shift in mix from used vehicles to new vehicles. Domestic segment income was also adversely impacted by decreases in gross profit resulting from the CDK outage.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,067.3	$1,011.2	$56.1	5.5	$2,074.1	$1,867.6	$206.5	11.1
Used vehicle	544.6	563.2	(18.6)	(3.3)	1,101.8	1,105.3	(3.5)	(0.3)
Parts and service	289.4	291.3	(1.9)	(0.7)	584.1	559.7	24.4	4.4
Finance and insurance, net	115.2	128.0	(12.8)	(10.0)	234.4	240.4	(6.0)	(2.5)
Other	2.3	4.0	(1.7)		3.9	14.0	(10.1)
Total Revenue	$2,018.8	$1,997.7	$21.1	1.1	$3,998.3	$3,787.0	$211.3	5.6
Segment income	$108.2	$173.0	$(64.8)	(37.5)	$237.0	$333.4	$(96.4)	(28.9)
Retail new vehicle unit sales	28,729	27,172	1,557	5.7	56,297	50,270	6,027	12.0
Retail used vehicle unit sales	22,572	22,630	(58)	(0.3)	46,337	44,693	1,644	3.7
Second Quarter 2024 compared to Second Quarter 2023
Import revenue increased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in new vehicle unit volume due to the increasing supply of new vehicle inventory and sustained consumer demand. Import revenue also benefited from the acquisitions we completed in 2023. The increases in Import revenue were partially offset by a decrease in used vehicle revenue PVR due to a shift in mix towards lower-priced entry-level vehicles, as well as a decrease in new and used vehicle unit volume during the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024.
Import segment income decreased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit and finance and insurance gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory. The decrease in finance and insurance gross profit was primarily due to the decrease in vehicle unit volume during the CDK outage and a decrease in finance and insurance gross profit PVR, which was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration.
First Six Months 2024 compared to First Six Months 2023
Import revenue increased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in new vehicle unit volume due to the increasing supply of new vehicle inventory and sustained consumer demand. Import revenue also benefited from the acquisitions we completed in 2023 and an increase in parts and service revenue associated with the preparation of vehicles for sale. The increases in Import revenue were partially offset by a decrease in used vehicle revenue PVR primarily due to a shift in mix towards lower-priced entry-level vehicles, as well as a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024.
Import segment income decreased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory. In addition, Import segment income was adversely impacted by an increase in SG&A expenses, largely due to the acquisitions we completed in 2023 and the one-time compensation paid to commission-based associates during the CDK outage, as well as decreases in gross profit resulting from the CDK outage.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,213.3	$1,346.8	$(133.5)	(9.9)	$2,371.4	$2,594.3	$(222.9)	(8.6)
Used vehicle	687.7	756.9	(69.2)	(9.1)	1,423.9	1,502.7	(78.8)	(5.2)
Parts and service	397.3	400.3	(3.0)	(0.7)	814.5	786.5	28.0	3.6
Finance and insurance, net	99.9	115.8	(15.9)	(13.7)	203.2	220.8	(17.6)	(8.0)
Other	0.2	0.7	(0.5)		0.3	1.1	(0.8)
Total Revenue	$2,398.4	$2,620.5	$(222.1)	(8.5)	$4,813.3	$5,105.4	$(292.1)	(5.7)
Segment income	$141.9	$221.5	$(79.6)	(35.9)	$313.5	$448.3	$(134.8)	(30.1)
Retail new vehicle unit sales	15,956	17,777	(1,821)	(10.2)	31,349	33,895	(2,546)	(7.5)
Retail used vehicle unit sales	17,769	18,931	(1,162)	(6.1)	36,732	37,699	(967)	(2.6)
Second Quarter 2024 compared to Second Quarter 2023
Premium Luxury revenue decreased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle revenue and used vehicle revenue largely due to a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024. New vehicle revenue was also adversely impacted by lower availability of higher demand vehicle models in certain markets and sale restrictions placed on certain vehicles in June 2024 related to a manufacturer recall. Used vehicle revenue was also adversely impacted by a decrease in used vehicle revenue PVR due to a shift in mix towards lower-priced entry-level vehicles.
Premium Luxury segment income decreased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit and finance and insurance gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory. Finance and insurance gross profit was adversely impacted by the decrease in new and used vehicle unit volume and a decrease in finance and insurance gross profit PVR, which was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. Premium Luxury segment income was also adversely impacted by decreases in gross profit resulting from the CDK outage.
First Six Months 2024 compared to First Six Months 2023
Premium Luxury revenue decreased slightly during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in new vehicle revenue and used vehicle revenue due to a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024. In addition, new vehicle revenue was adversely impacted by lower availability of higher demand vehicle models in certain markets. Decreases in revenue were partially offset by an increase in parts and service revenue associated with warranty service and customer-pay service.
Premium Luxury segment income decreased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit and used vehicle gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory. Used vehicle gross profit was adversely impacted by a shift in mix towards lower-priced entry-level vehicles, which have lower average gross profit PVR. Premium Luxury segment income was also adversely impacted by decreases in gross profit resulting from the CDK outage.

Corporate and other
Corporate and other results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$162.6	$148.9	$13.7	9.2	$322.3	$281.3	$41.0	14.6
Parts and service	147.4	155.0	(7.6)	(4.9)	305.8	302.6	3.2	1.1
Finance and insurance, net	12.1	11.4	0.7	6.1	27.3	24.1	3.2	13.3
Other	1.7	1.1	0.6		3.0	1.8	1.2
Revenue	$323.8	$316.4	$7.4	2.3	$658.4	$609.8	$48.6	8.0
Income (loss)	$(79.3)	$(103.9)	$24.6		$(164.0)	$(193.4)	$29.4
“Corporate and other” is comprised of our non-franchised businesses, all of which do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items. As of June 30, 2024, our non-franchised businesses included 52 AutoNation-branded collision centers, 23 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, referred to as AutoNation Mobile Service, and an auto finance company, referred to as AutoNation Finance.
Revenue from “Corporate and other” increased for the three and six months ended June 30, 2024, as compared to the same period in 2023, primarily due to newly opened AutoNation USA stores, partially offset by a decrease in revenue from collision centers.
The loss from “Corporate and other” decreased for the three and six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the prior year reflecting self-insured losses of $16.5 million related to hailstorms and other natural catastrophes and a decrease in performance-driven compensation expenses.
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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$537.0	$548.7	$11.7	2.1	$1,053.7	$1,071.0	$17.3	1.6
Advertising	66.2	63.4	(2.8)	(4.4)	124.3	114.1	(10.2)	(8.9)
Store and corporate overhead	222.6	230.8	8.2	3.6	440.9	440.5	(0.4)	(0.1)
Total	$825.8	$842.9	$17.1	2.0	$1,618.9	$1,625.6	$6.7	0.4

SG&A as a % of total gross profit:
Compensation	46.2	41.1	(510)	bps	44.6	40.9	(370)	bps
Advertising	5.7	4.7	(100)	bps	5.3	4.4	(90)	bps
Store and corporate overhead	19.1	17.3	(180)	bps	18.7	16.7	(200)	bps
Total	71.0	63.1	(790)	bps	68.6	62.0	(660)	bps
Second Quarter 2024 compared to Second Quarter 2023
SG&A expenses decreased during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in performance-driven compensation expense partly resulting from the CDK outage, which disrupted our sales and service processes. This decrease was partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates to ensure business continuity as a result of the CDK outage. The prior year period also reflects self-insured losses of $16.5 million related to hailstorms and other natural catastrophes. Decreases in SG&A were partially offset by acquisitions and newly opened stores. As a percentage of total gross profit, SG&A expenses increased to 71.0% during the three months ended June 30, 2024, from 63.1% in the same period in 2023, primarily due to the decrease in gross profit resulting from the CDK outage and the one-time compensation paid to commission-based associates during this period. While we expect the elevated level of SG&A expense as a percentage of gross profit to normalize, we expect there will be some residual adverse impacts on gross profit from the CDK outage in the early part of the third quarter of 2024.
First Six Months 2024 compared to First Six Months 2023
SG&A expenses decreased slightly during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in performance-driven compensation expense partly resulting from the CDK outage, which disrupted our sales and service processes. This decrease was partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates to ensure business continuity as a result of the CDK outage. The prior year period also reflects self-insured losses of $16.5 million related to hailstorms and other natural catastrophes. Decreases in SG&A were partially offset by acquisitions and newly opened stores, an increase in advertising expenses to support our vehicle and after-sales businesses, as well as growth in our new non-franchised businesses, and an increase in transportation-related costs for parts and service customers. As a percentage of total gross profit, SG&A expenses increased to 68.6% during the six months ended June 30, 2024, from 62.0% in the same period in 2023, primarily due to moderation of gross profit and increases in SG&A expenses, as well as the decrease in gross profit resulting from the CDK outage and the one-time compensation paid to commission-based associates during this period.
Other (Income) Expense, Net (Operating)
Other (Income) Expense, Net includes gains associated with property divestitures, legal settlements, and asset impairments, among other items, and the results of our captive auto finance company, including net interest margin, the provision for expected credit losses, and direct expenses. See “Segment Results - Corporate and other” above and Notes 5 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto finance company.

Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
Second Quarter 2024 compared to Second Quarter 2023
Floorplan interest expense was $53.9 million for the three months ended June 30, 2024, compared to $32.8 million for the same period in 2023. The increase in floorplan interest expense of $21.1 million was the result of higher average vehicle floorplan balances and higher average interest rates.
First Six Months 2024 compared to First Six Months 2023
Floorplan interest expense was $103.3 million for the six months ended June 30, 2024, compared to $59.9 million for the same period in 2023. The increase in floorplan interest expense of $43.4 million was the result of higher average vehicle floorplan balances and higher average interest rates.
Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt and finance lease obligations.
Second Quarter 2024 compared to Second Quarter 2023
Other interest expense was $46.8 million for the three months ended June 30, 2024, compared to $46.0 million for the same period in 2023. The increase in interest expense of $0.8 million was driven by higher average interest rates.
First Six Months 2024 compared to First Six Months 2023
Other interest expense was $91.4 million for the six months ended June 30, 2024, compared to $87.1 million for the same period in 2023. The increase in interest expense of $4.3 million was driven by higher average interest rates.
Other Income (Loss), Net
We recognized a net gain of $0.4 million and $4.4 million for the three months ended June 30, 2024 and 2023, respectively, and a net gain of $7.7 million and $9.1 million for the six months ended June 30, 2024 and 2023, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recorded unrealized losses of $1.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and unrealized losses of $1.8 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 25.3% for the three months ended June 30, 2024, and 25.3% for the three months ended June 30, 2023. Our effective income tax rate was 25.1% for the six months ended June 30, 2024, and 24.8% for the six months ended June 30, 2023.

Discontinued Operations
Results from discontinued operations, net of income taxes, for the six months ended June 30, 2023, were primarily related to a gain on the sale of real estate in the first quarter of 2023 associated with a store that was closed prior to January 1, 2014. Upon the sale of this real estate, we have no remaining discontinued operations.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2024		December 31, 2023
Cash and cash equivalents	$85.9		$60.8
Revolving credit facility	$1,899.2	(1)	$1,899.2
Secured used vehicle floorplan facilities (2)	$0.3		$0.9
 (1)    At June 30, 2024, we had $0.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $425.0 million of commercial paper notes outstanding at June 30, 2024. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At June 30, 2024, surety bonds, letters of credit, and cash deposits totaled $121.8 million, of which $0.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2022, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At June 30, 2024, these properties had a net book value of $2.8 billion. None of these properties are mortgaged or encumbered.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
Shares repurchased	2.0	1.6	2.2	4.0
Aggregate purchase price (1)	$311.3	$207.4	$350.0	$512.4
Average purchase price per share	$159.52	$132.44	$159.39	$128.76

(1) Excludes excise taxes imposed under the Inflation Reduction Act of $3.1 million and $3.2 million for the three and six months ended June 30, 2024, respectively, and $2.1 million and $4.6 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, $970.8 million remained available under our stock repurchase limit authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Purchases of property and equipment	$87.5	$103.7	$181.2	$199.0
We continue to expand our AutoNation USA used vehicle stores. The expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
We did not purchase or divest any stores during the six months ended June 30, 2024. During the six months ended June 30, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, which we renamed AutoNation Mobile Service, and we also purchased six stores. We did not divest any stores during the six months ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Cash paid for business acquisitions, net	$—	$77.9	$—	$268.9
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes. Subsequent to June 30, 2024, we divested three stores for total proceeds of approximately $57 million.

Debt
The following table sets forth our non-vehicle long-term debt, as of June 30, 2024, and December 31, 2023.

Debt Description	Maturity Date	Interest Payable	June 30, 2024	December 31, 2023
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		356.4	362.2
			3,606.4	3,612.2
Less: unamortized debt discounts and debt issuance costs			(19.8)	(21.9)
Less: current maturities			(463.1)	(462.4)
Long-term debt, net of current maturities			$3,123.5	$3,127.9
Our 3.5% Senior Notes due 2024 will mature on November 15, 2024, and were, therefore, reclassified to current during the fourth quarter of 2023.
We had commercial paper notes outstanding of $425.0 million at June 30, 2024, and $440.0 million at December 31, 2023.
We had non-recourse debt under our warehouse facilities of $453.0 million at June 30, 2024, and $209.4 million at December 31, 2023, and non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) of $36.1 million at June 30, 2024, and $50.5 million at December 31, 2023.
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

As of June 30, 2024, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At June 30, 2024, our leverage and interest coverage ratios were as follows:

June 30, 2024
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.53x
Interest coverage ratio	≥ 3.00x	4.63x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	June 30, 2024	December 31, 2023
Vehicle floorplan payable - trade	$2,272.9	$1,760.0
Vehicle floorplan payable - non-trade	1,686.9	1,622.4
Vehicle floorplan payable	$3,959.8	$3,382.4
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2024	2023
Net cash provided by operating activities	$234.9	$507.0
Net cash used in investing activities	$(136.4)	$(487.5)
Net cash used in financing activities	$(65.7)	$(29.6)
Cash Flows from Operating Activities
Our primary sources of operating cash flows result from the sale of vehicles, finance and insurance products, and parts and automotive repair and maintenance services, proceeds from vehicle floorplan payable-trade, and collections on auto loans receivable for vehicles sold through our stores. Our primary uses of cash from operating activities are payments of vehicle floorplan payable-trade, purchases of inventory, personnel-related expenditures, originations of loans receivable for vehicles sold through our stores, and payments related to taxes and leased properties.
Net cash provided by operating activities decreased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in originations of loans receivable for vehicles sold through our stores, a decrease in earnings, and an increase in working capital requirements, partially offset by the impact to the timing of working capital related payments due to the CDK outage.
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

Net cash used in investing activities decreased during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in cash used for acquisitions and a decrease in originations of loans receivable acquired through third-party dealers.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $15.0 million and net proceeds of $415.0 million during the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024, we borrowed $623.0 million and repaid $393.9 million under our non-recourse debt facilities. During the six months ended June 30, 2023, we borrowed $63.9 million and repaid $126.9 million under our non-recourse debt facilities.
During the six months ended June 30, 2024, we repurchased 2.2 million shares of common stock for an aggregate purchase price of $350.0 million (average purchase price per share of $159.39), excluding the excise tax imposed under the Inflation Reduction Act. During the six months ended June 30, 2023, we repurchased 4.0 million shares of common stock for an aggregate purchase price of $512.4 million (average purchase price per share of $128.76), excluding the excise tax imposed under the Inflation Reduction Act.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net proceeds of $94.8 million and $171.4 million during the six months ended June 30, 2024 and 2023, respectively.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation USA, AutoNation Finance, and AutoNation Mobile Service, statements regarding our expectations for the future performance of our business and the automotive retail industry, including during the second half of 2024, statements regarding the impact of the CDK outage on our business and the availability of insurance or other sources of recovery, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
•We depend on information technology for our business and are subject to risks related to cybersecurity threats and incidents, including those affecting our third-party suppliers and other service providers. A failure of our information systems or any cybersecurity breaches or unauthorized disclosure of confidential information could have a material adverse effect on our business, disrupt our business, and adversely impact our reputation and results of operations.
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
We had $4.0 billion of variable rate vehicle floorplan payable at June 30, 2024, and $3.4 billion at December 31, 2023. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $39.6 million at June 30, 2024, and $33.8 million at December 31, 2023. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $425.0 million of commercial paper notes outstanding at June 30, 2024, and $440.0 million at December 31, 2023. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $4.3 million at June 30, 2024, and $4.4 million at December 31, 2023.
Our fixed rate senior unsecured notes totaled $3.2 billion and had a fair value of $3.0 billion as of June 30, 2024, and totaled $3.2 billion and had a fair value of $3.0 billion as of December 31, 2023.
As of June 30, 2024, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $21.4 million at June 30, 2024, and $22.8 million at December 31, 2023. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $2.1 million at June 30, 2024, and $2.3 million at December 31, 2023. We also have minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $58.2 million at June 30, 2024, and $56.7 million at December 31, 2023. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $5.8 million at June 30, 2024, and $5.7 million at December 31, 2023. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “10-K”), which could materially affect our business, financial condition, or future results. The risk factors set forth below update certain risk factors set forth in our 10-K.
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
Further, we rely on various third-party suppliers for key products and services to support our business, including CDK Global, the provider of our dealer management system (“DMS”), which supports our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions. Outsourcing to third-party suppliers reduces our direct control over the services rendered, as we do not have control over their business operations or governance and compliance systems, practices and procedures. If our suppliers fail to deliver products or services on a timely basis and at reasonable prices for any reason, or if the third-parties’ services are interrupted, disabled, sub-standard, or otherwise deficient, our business continuity or recovery programs may not be sufficient to mitigate the harm that may result, and we could face difficulties operating our business and suffer reputational harm, and our results of operations and financial condition could be adversely impacted.
We depend on information technology for our business and are subject to risks related to cybersecurity threats and incidents, including those affecting our third-party suppliers and other service providers. A failure of our information systems or any cybersecurity breaches or unauthorized disclosure of confidential information could have a material adverse effect on our business, disrupt our business, and adversely impact our reputation and results of operations.
Our business is dependent upon the efficient operation of our information systems. We rely on our information systems to manage, among other things, our sales, inventory, and service efforts, including through our digital channels, and customer information, as well as to prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could experience security breaches, malicious software (malware, ransomware, and viruses), lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known retailers have disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such retailers had been affected notwithstanding the preventative measures such retailers had in place.
In addition, we rely on third-party service providers to support our operations, including CDK Global, the provider of our DMS. These third-party service providers, with whom we may share data, are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems, as well as employee failures. Although we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, and management of multiple third-party service providers increases our operational complexity. If these third-parties’ services are interrupted, disabled, sub-standard or otherwise deficient, including as a result of a cybersecurity incident, we may have to incur additional costs, including to implement business continuity plans, our reputation could be harmed, and our information systems and business operations may be disrupted.
Cybersecurity incidents or other events involving our information technology systems or those of our third-party service providers may disrupt our information systems and business operations, result in the theft, misappropriation, loss, or other unauthorized disclosure of confidential information, damage our reputation, expose us to the risks of litigation and liability, or reduce our customers' willingness to do business with us, which could adversely affect our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
April 1, 2024 - April 30, 2024	1,356,888	$155.74	1,356,888	$1,070.8
May 1, 2024 - May 31, 2024	509,461	$168.17	509,461	$985.1
June 1, 2024 - June 30, 2024	85,289	$167.96	85,289	$970.8
Total	1,951,638		1,951,638

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the fiscal quarter ended June 30, 2024, all of the shares that we repurchased were repurchased under our stock repurchase program. In April 2024, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock under the stock repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 26, 2024).

10.1	AutoNation, Inc. 2024 Non-Employee Director Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 26, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	August 1, 2024	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)