Form 10-Q
period 2024-09-30
AUTONATION, INC.
filed 2024-10-25
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 23, 2024, the registrant had 39,646,204 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.2	$60.8
Receivables, net	923.8	1,040.4
Inventory	3,530.8	3,033.4
Other current assets	234.7	172.3
Total Current Assets	4,749.5	4,306.9
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $55.0 million and $46.3 million, respectively	891.5	402.4
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.2 billion and $2.1 billion, respectively	3,781.1	3,791.6
OPERATING LEASE ASSETS	403.4	392.1
GOODWILL	1,447.6	1,465.8
OTHER INTANGIBLE ASSETS, NET	922.6	927.8
OTHER ASSETS	710.9	693.4
Total Assets	$12,906.6	$11,980.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,224.8	$1,760.0
Vehicle floorplan payable - non-trade	1,580.4	1,622.4
Accounts payable	298.6	344.7
Commercial paper	350.0	440.0
Current maturities of long-term debt	463.6	462.4
Current portion of non-recourse debt	25.2	8.8
Other current liabilities	1,017.8	944.2
Total Current Liabilities	5,960.4	5,582.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,120.9	3,127.9
NON-RECOURSE DEBT, NET OF CURRENT PORTION	620.7	249.6
NONCURRENT OPERATING LEASE LIABILITIES	367.8	363.2
DEFERRED INCOME TAXES	88.0	85.0
OTHER LIABILITIES	377.6	360.4
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at September 30, 2024, and December 31, 2023, including shares held in treasury	0.6	0.6
Additional paid-in capital	16.4	22.4
Retained earnings	5,145.7	4,643.0
Treasury stock, at cost; 23,915,945 and 21,917,635 shares held, respectively	(2,791.5)	(2,454.6)
Total Shareholders’ Equity	2,371.2	2,211.4
Total Liabilities and Shareholders’ Equity	$12,906.6	$11,980.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
New vehicle	$3,171.2	$3,187.6	$9,273.0	$9,400.5
Used vehicle	1,901.4	2,172.1	5,808.6	6,292.7
Parts and service	1,170.9	1,157.4	3,460.4	3,392.5
Finance and insurance, net	335.4	369.5	994.1	1,071.4
Other	7.2	6.1	16.1	24.4
TOTAL REVENUE	6,586.1	6,892.7	19,552.2	20,181.5
Cost of sales:
New vehicle	2,994.1	2,936.9	8,709.6	8,575.2
Used vehicle	1,790.2	2,044.3	5,474.5	5,876.2
Parts and service	612.7	611.6	1,809.8	1,793.1
Other	6.3	5.3	14.5	20.7
TOTAL COST OF SALES	5,403.3	5,598.1	16,008.4	16,265.2
Gross profit:
New vehicle	177.1	250.7	563.4	825.3
Used vehicle	111.2	127.8	334.1	416.5
Parts and service	558.2	545.8	1,650.6	1,599.4
Finance and insurance	335.4	369.5	994.1	1,071.4
Other	0.9	0.8	1.6	3.7
TOTAL GROSS PROFIT	1,182.8	1,294.6	3,543.8	3,916.3
Selling, general, and administrative expenses	811.3	819.3	2,430.2	2,444.9
Depreciation and amortization	61.3	55.7	179.5	163.1
Other (income) expense, net	(40.5)	0.1	(31.9)	6.3
OPERATING INCOME	350.7	419.5	966.0	1,302.0
Non-operating income (expense) items:
Floorplan interest expense	(60.5)	(38.3)	(163.8)	(98.2)
Other interest expense	(44.9)	(48.8)	(136.3)	(135.9)
Other income (loss), net	2.1	(5.0)	9.0	4.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	247.4	327.4	674.9	1,072.5
Income tax provision	61.6	83.7	168.8	268.5
NET INCOME FROM CONTINUING OPERATIONS	185.8	243.7	506.1	804.0
Income from discontinued operations, net of income taxes	—	—	—	0.9
NET INCOME	$185.8	$243.7	$506.1	$804.9
BASIC EARNINGS PER SHARE:
Continuing operations	$4.66	$5.59	$12.40	$17.75
Discontinued operations	$—	$—	$—	$0.02
Net income	$4.66	$5.59	$12.40	$17.77
Weighted average common shares outstanding	39.9	43.6	40.8	45.3
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.61	$5.54	$12.31	$17.63
Discontinued operations	$—	$—	$—	$0.02
Net income	$4.61	$5.54	$12.31	$17.65
Weighted average common shares outstanding	40.3	44.0	41.1	45.6
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	39.6	42.8	39.6	42.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4
Net income	—	—	—	190.1	—	190.1
Repurchases of common stock, including excise tax	—	—	—	—	(38.8)	(38.8)
Stock-based compensation expense	—	—	14.1	—	—	14.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(34.5)	(3.4)	20.9	(17.0)
BALANCE AT MARCH 31, 2024	63,562,149	$0.6	$2.0	$4,829.7	$(2,472.5)	$2,359.8
Net income	—	—	—	130.2	—	130.2
Repurchases of common stock, including excise tax	—	—	—	—	(314.4)	(314.4)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.8)	—	0.8	—
BALANCE AT JUNE 30, 2024	63,562,149	$0.6	$8.8	$4,959.9	$(2,786.1)	$2,183.2
Net income	—	—	—	185.8	—	185.8
Repurchases of common stock, including excise tax	—	—	—	—	(5.7)	(5.7)
Stock-based compensation expense	—	—	8.1	—	—	8.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.5)	—	0.3	(0.2)
BALANCE AT SEPTEMBER 30, 2024	63,562,149	$0.6	$16.4	$5,145.7	$(2,791.5)	$2,371.2

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8
Net income	—	—	—	288.7	—	288.7
Repurchases of common stock, including excise tax	—	—	—	—	(307.5)	(307.5)
Stock-based compensation expense	—	—	15.1	—	—	15.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(15.2)	(41.8)	33.2	(23.8)
BALANCE AT MARCH 31, 2023	63,562,149	$0.6	$3.0	$3,910.6	$(1,893.9)	$2,020.3
Net income	—	—	—	272.5	—	272.5
Repurchases of common stock, including excise tax	—	—	—	—	(209.5)	(209.5)
Stock-based compensation expense	—	—	8.3	—	—	8.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.3)	—	0.5	0.2
BALANCE AT JUNE 30, 2023	63,562,149	$0.6	$11.0	$4,183.1	$(2,102.9)	$2,091.8
Net income	—	—	—	243.7	—	243.7
Repurchases of common stock, including excise tax	—	—	—	—	(202.0)	(202.0)
Stock-based compensation expense	—	—	8.2	—	—	8.2
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.6)	—	0.9	0.3
BALANCE AT SEPTEMBER 30, 2023	63,562,149	$0.6	$18.6	$4,426.8	$(2,304.0)	$2,142.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$506.1	$804.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.9)
Depreciation and amortization	179.5	163.1
Amortization of debt issuance costs and accretion of debt discounts	7.0	7.0
Stock-based compensation expense	29.8	31.6
Provision for credit losses on auto loans receivable	34.0	36.0
Deferred income tax provision	3.0	5.1
Net gain related to business/property dispositions	(54.6)	(1.1)
Non-cash impairment charges	10.2	2.7
Loss on equity investments	8.5	2.3
Gain on corporate-owned life insurance asset	(16.1)	(4.9)
Gain on sale of auto loans receivable	—	(8.1)
Other	2.2	1.2
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	116.6	(15.1)
Auto loans receivable, net	(588.3)	(112.7)
Inventory	(589.8)	(563.0)
Other assets	16.8	(108.2)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	511.9	412.0
Accounts payable	(44.2)	6.4
Other liabilities	32.3	104.6
Net cash provided by continuing operations	164.9	762.9
Net cash used in discontinued operations	—	(0.3)
Net cash provided by operating activities	164.9	762.6
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(262.2)	(286.0)
Cash received from business divestitures, net of cash relinquished	156.0	—
Cash paid for business acquisitions, net of cash acquired	—	(271.1)
Originations of auto loans receivable acquired through third-party dealers	—	(110.9)
Collections on auto loans receivable acquired through third-party dealers	65.1	110.1
Proceeds from the sale of auto loans receivable	—	68.7
Other	9.1	(7.8)
Net cash used in continuing operations	(32.0)	(497.0)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(32.0)	(497.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2024	2023
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(355.6)	(723.2)
Net proceeds from (payments of) commercial paper	(90.0)	300.0
Proceeds from non-recourse debt	1,021.5	151.6
Payments of non-recourse debt	(635.0)	(232.1)
Payment of debt issuance costs	(1.5)	(6.6)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(24.0)	260.4
Payments of other debt obligations	(9.7)	(9.4)
Proceeds from the exercise of stock options	0.4	1.9
Payments of tax withholdings for stock-based awards	(17.6)	(25.2)
Net cash used in continuing operations	(111.5)	(282.6)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(111.5)	(282.6)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	21.4	(17.0)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	77.0	95.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$98.4	$78.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2024, we owned and operated 328 new vehicle franchises from 243 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2024, we also owned and operated 52 AutoNation-branded collision centers, 23 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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

	Three Months Ended September 30, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$872.5	$1,078.0	$1,220.7	$—	$3,171.2
Used vehicle	507.2	543.3	679.3	171.6	1,901.4
Parts and service	290.8	307.1	422.8	150.2	1,170.9
Finance and insurance, net	101.2	115.4	103.2	15.6	335.4
Other	3.2	2.4	—	1.6	7.2
	$1,774.9	$2,046.2	$2,426.0	$339.0	$6,586.1

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,557.0	$1,804.4	$2,064.0	$236.2	$5,661.6
Goods and services transferred over time(2)	217.9	241.8	362.0	102.8	924.5
	$1,774.9	$2,046.2	$2,426.0	$339.0	$6,586.1

	Three Months Ended September 30, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$916.1	$1,042.5	$1,229.0	$—	$3,187.6
Used vehicle	649.1	602.4	773.1	147.5	2,172.1
Parts and service	301.7	299.6	402.4	153.7	1,157.4
Finance and insurance, net	115.6	129.1	111.5	13.3	369.5
Other	1.4	3.6	0.1	1.0	6.1
	$1,983.9	$2,077.2	$2,516.1	$315.5	$6,892.7

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,765.2	$1,841.7	$2,175.5	$211.3	$5,993.7
Goods and services transferred over time(2)	218.7	235.5	340.6	104.2	899.0
	$1,983.9	$2,077.2	$2,516.1	$315.5	$6,892.7

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,528.8	$3,152.1	$3,592.1	$—	$9,273.0
Used vehicle	1,566.4	1,645.1	2,103.2	493.9	5,808.6
Parts and service	875.9	891.2	1,237.3	456.0	3,460.4
Finance and insurance, net	295.0	349.8	306.4	42.9	994.1
Other	4.9	6.3	0.3	4.6	16.1
	$5,271.0	$6,044.5	$7,239.3	$997.4	$19,552.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,625.2	$5,341.2	$6,177.1	$687.2	$16,830.7
Goods and services transferred over time(2)	645.8	703.3	1,062.2	310.2	2,721.5
	$5,271.0	$6,044.5	$7,239.3	$997.4	$19,552.2

	Nine Months Ended September 30, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,667.1	$2,910.1	$3,823.3	$—	$9,400.5
Used vehicle	1,880.4	1,707.7	2,275.8	428.8	6,292.7
Parts and service	888.0	859.3	1,188.9	456.3	3,392.5
Finance and insurance, net	332.2	369.5	332.3	37.4	1,071.4
Other	2.8	17.6	1.2	2.8	24.4
	$5,770.5	$5,864.2	$7,621.5	$925.3	$20,181.5

Timing of Revenue Recognition
Goods and services transferred at a point in time	$5,134.6	$5,200.1	$6,613.1	$616.7	$17,564.5
Goods and services transferred over time(2)	635.9	664.1	1,008.4	308.6	2,617.0
	$5,770.5	$5,864.2	$7,621.5	$925.3	$20,181.5

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$111.0	$38.5	$54.1	$18.4
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	September 30, 2024	December 31, 2023
Receivables from contracts with customers, net	$673.0	$762.0
Contract Asset (Current)	$20.7	$23.1
Contract Asset (Long-Term)	$2.1	$3.2
Contract Liability (Current)	$43.7	$42.5
Contract Liability (Long-Term)	$72.5	$70.6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amounts included in contract liability at the beginning of the period	$9.0	$8.5	$28.3	$26.9
Performance obligations satisfied in previous periods	$0.2	$4.1	$(0.2)	$1.5
Other significant changes include contract assets reclassified to receivables of $23.8 million for the nine months ended September 30, 2024, and $28.7 million for the nine months ended September 30, 2023.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income from continuing operations	$185.8	$243.7	$506.1	$804.0
Income from discontinued operations, net of income taxes	—	—	—	0.9
Net income	$185.8	$243.7	$506.1	$804.9

Basic weighted average common shares outstanding	39.9	43.6	40.8	45.3
Dilutive effect of unvested RSUs and stock options	0.4	0.4	0.3	0.3
Diluted weighted average common shares outstanding	40.3	44.0	41.1	45.6

Basic EPS amounts(1):
Continuing operations	$4.66	$5.59	$12.40	$17.75
Discontinued operations	$—	$—	$—	$0.02
Net income	$4.66	$5.59	$12.40	$17.77

Diluted EPS amounts(1):
Continuing operations	$4.61	$5.54	$12.31	$17.63
Discontinued operations	$—	$—	$—	$0.02
Net income	$4.61	$5.54	$12.31	$17.65

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
In June 2024, we experienced an outage of our dealer management system provided by CDK Global, which is used to support our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions. Access to core functions of this system was restored by the end of June 2024, and certain ancillary systems and integrations were restored by the end of July 2024. As a result, our results of operations and earnings per share were negatively impacted by one-time compensation costs paid to commission-based associates to ensure business continuity in the second quarter of 2024 and by lost income from the disruption to our operations in the second and third quarters of 2024.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	September 30, 2024	December 31, 2023
Contracts-in-transit and vehicle receivables	$457.6	$553.8
Trade receivables	159.3	173.2
Manufacturer receivables	230.1	240.5
Income taxes receivable (see Note 9)	—	11.1
Other	79.6	63.9
	926.6	1,042.5
Less: allowances for expected credit losses	(2.8)	(2.1)
Receivables, net	$923.8	$1,040.4
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

5.AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through AutoNation Finance, our captive auto finance company, as well as retail vehicle installment sales contracts acquired through third-party independent dealers prior to October 2023. Auto loans receivable are presented net of an allowance for expected credit losses. Auto loans receivable represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for expected credit losses.
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
Auto Loans Receivable, Net
The components of auto loans receivable, net of unearned discounts and allowances for expected credit losses, at September 30, 2024, and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
Total auto loans receivable	$941.8	$451.2
Accrued interest and fees	7.5	4.8
Deferred loan origination costs	3.5	1.6
Less: unearned discounts	(6.3)	(8.9)
Less: allowances for expected credit losses	(55.0)	(46.3)
Auto loans receivable, net	$891.5	$402.4
Credit Quality
We utilize proprietary credit scoring models to rate the risk of default for customers that apply for financing by evaluating customer credit history and certain credit application information, including information such as income, collateral, and down payment. The scoring models yield credit program tiers that reflect our internal credit risk ratings and represent the relative

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of September 30, 2024, and December 31, 2023, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of September 30, 2024	Weighted Average FICO Score	2024	2023	2022	2021	2020	Prior to 2020	Total
Credit Program Tier(1):
Palladium	736	$115.3	$—	$—	$—	$—	$—	$115.3
Rhodium	700	95.4	19.0	0.1	—	—	—	114.5
Platinum	649	370.2	98.8	10.3	5.6	1.8	1.3	488.0
Gold	619	53.1	47.0	24.6	12.0	3.7	2.0	142.4
Silver	583	0.2	35.9	21.3	9.6	2.5	0.8	70.3
Bronze	553	—	4.7	0.4	3.5	0.8	—	9.4
Copper	561	—	0.2	0.1	1.4	0.2	—	1.9
Total auto loans receivable		$634.2	$205.6	$56.8	$32.1	$9.0	$4.1	$941.8

Current-period gross write-offs		$3.3	$20.5	$11.7	$6.6	$1.8	$0.7	$44.6

		Fiscal Year of Origination
As of December 31, 2023	Weighted Average FICO Score	2023	2022	2021	2020	2019	Prior to 2019	Total
Credit Program Tier(1):
Rhodium	701	$27.6	$0.1	$—	$—	$—	$—	$27.7
Platinum	644	136.3	14.7	8.2	3.3	3.1	0.5	166.1
Gold	612	64.3	35.9	18.5	6.8	4.5	0.8	130.8
Silver	583	50.2	33.0	16.2	5.2	2.8	0.3	107.7
Bronze	556	6.7	0.7	6.0	1.5	0.1	—	15.0
Copper	558	0.3	0.2	2.8	0.5	0.1	—	3.9
Total auto loans receivable		$285.4	$84.6	$51.7	$17.3	$10.6	$1.6	$451.2

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
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Balance as of beginning of year	$46.3	$57.5
Provision for credit losses	34.0	36.0
Write-offs	(44.6)	(50.7)
Recoveries(1)	19.3	21.2
Sold loans	—	(16.1)
Balance as of end of period	$55.0	$47.9

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
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Unaudited Condensed Consolidated Balance Sheet. The change in the liability is recognized through an adjustment to the provision for credit losses. As of September 30, 2024, the credit loss liability totaled $2.2 million.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of September 30, 2024, and December 31, 2023:

	Age Analysis of Past-Due Auto Loans Receivable as of
	September 30, 2024	December 31, 2023
31-60 Days	$23.7	$20.7
61-90 Days	5.9	5.4
Greater than 90 Days	3.4	3.1
Total Past Due	$33.0	$29.2

Current	908.8	422.0
Total	$941.8	$451.2

6.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2024	December 31, 2023
New vehicles	$2,534.9	$1,948.6
Used vehicles	739.2	815.3
Parts, accessories, and other	256.7	269.5
Inventory	$3,530.8	$3,033.4

The components of vehicle floorplan payable are as follows:

	September 30, 2024	December 31, 2023
Vehicle floorplan payable - trade	$2,224.8	$1,760.0
Vehicle floorplan payable - non-trade	1,580.4	1,622.4
Vehicle floorplan payable	$3,805.2	$3,382.4
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
At September 30, 2024, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 6.8% at September 30, 2024, and 7.1% at December 31, 2023. As of September 30, 2024, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $3.3 billion had been borrowed based on the eligible new vehicle inventory that was pledged as collateral.
At September 30, 2024, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 6.5% at September 30, 2024, and 6.9% at December 31, 2023. As of September 30, 2024, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $785.6 million, of which $528.5 million had been borrowed. The remaining borrowing capacity of $257.1 million was limited to $0.4 million based on the eligible used vehicle inventory that was pledged as collateral.

7.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2024	December 31, 2023
Goodwill	$1,447.6	$1,465.8

Franchise rights - indefinite-lived	$876.2	$876.2
Other intangibles	68.0	68.0
	944.2	944.2
Less: accumulated amortization	(21.6)	(16.4)
Other intangible assets, net	$922.6	$927.8
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to perform quantitative tests for our annual goodwill and franchise rights impairment testing as of April 30, 2024, and no impairment charges resulted from these quantitative tests. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2024	December 31, 2023
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		353.3	362.2
			3,603.3	3,612.2
Less: unamortized debt discounts and debt issuance costs			(18.8)	(21.9)
Less: current maturities			(463.6)	(462.4)
Long-term debt, net of current maturities			$3,120.9	$3,127.9
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
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2024, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.8 million at September 30, 2024, leaving a borrowing capacity under our credit agreement of $1,899.2 million at September 30, 2024. As of September 30, 2024, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1,897.3 million.
Our revolving credit facility provides for a commitment fee on undrawn amounts ranging from 0.125% to 0.20% and interest on borrowings at SOFR plus a credit spread adjustment of 0.10% or the base rate, in each case plus an applicable margin. The applicable margin ranges from 1.125% to 1.50% for SOFR borrowings and 0.125% to 0.50% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio.
Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations. If guarantees of our subsidiaries were to be issued under our existing registration statement, we expect that such guarantees would be full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries would be minor.
Other Long-Term Debt
At September 30, 2024, we had finance leases and other debt obligations of $353.3 million, which are due at various dates through 2041.

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
At September 30, 2024, we had $350.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 5.7% and a weighted-average remaining term of 1 day. At December 31, 2023, we had $440.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 5.9% and a weighted-average remaining term of 6 days.
Non-Recourse Debt
Non-recourse debt relates to financed auto loans receivable of our captive auto finance company, which is funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations. Non-recourse debt outstanding at September 30, 2024, and December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023
Warehouse facilities	$616.5	$209.4
Term securitization debt of consolidated VIEs	29.9	50.5
	646.4	259.9
Less: unamortized debt discounts and debt issuance costs	(0.5)	(1.5)
Less: current maturities	(25.2)	(8.8)
Non-recourse debt, net of current maturities	$620.7	$249.6
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
Warehouse Facilities
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. At September 30, 2024, our warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 6.1% at September 30, 2024, and 7.3% at December 31, 2023. The aggregate capacities under our warehouse facilities as of September 30, 2024, were as follows:

September 30, 2024
Warehouse facilities:
February 2025 expiration	$300.0
August 2025 expiration	300.0
September 2025 expiration	200.0
Aggregate capacity	$800.0
Unused capacity	$183.5
The remaining borrowing capacity of $183.5 million was limited to $0.8 million based on the eligible auto loans receivable that have been pledged as collateral. In October 2024, we renewed one of our warehouse facilities to extend the maturity date from February 2025 to October 2025 and increase the capacity from $300.0 million to $450.0 million.
Term Securitizations
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
The term securitization debt of consolidated variable interest entities (“VIEs”) consists of various notes with interest rates ranging from 2.11% to 4.45% and maturity dates ranging from April 2027 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $3.6 million as of September 30, 2024, and $4.3 million as of December 31, 2023, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $30.4 million as of September 30, 2024, and $50.8 million as of December 31, 2023.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $12.8 million at September 30, 2024, and income taxes receivable included in Receivables, net totaled $11.1 million at December 31, 2023.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019. Currently, no tax years are under examination by the IRS and tax years from 2021 to 2022 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Statements of Income.

10.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Shares repurchased (in actual number of shares)	36,192	1,282,817	2,232,007	5,262,452
Aggregate purchase price (1)	$5.6	$200.0	$355.6	$712.4
Average purchase price per share	$156.03	$155.91	$159.34	$135.38

(1) Excludes excise taxes imposed under the Inflation Reduction Act of $0.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and $2.0 million and $6.6 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, $965.1 million remained available under our stock repurchase limit authorized by our Board of Directors.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Shares issued (in actual number of shares)	965	7,000	6,755	37,996
Proceeds from the exercise of stock options	$0.1	$0.4	$0.4	$1.9
Average exercise price per share	$62.93	$57.15	$57.16	$50.34
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2024	2023	2024	2023
Shares issued	3,649	987	343,489	531,994
Shares surrendered to AutoNation to satisfy tax withholding obligations	1,401	278	116,547	182,527

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11. ACQUISITIONS AND DIVESTITURES
We did not purchase any stores during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, which we renamed AutoNation Mobile Service, and we also purchased one Domestic store, five Import stores, and one Premium Luxury store. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
The acquisitions that occurred during the nine months ended September 30, 2023, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire nine month period ended September 30, 2023, revenue and net income would not have been materially different from our reported revenue and net income for this period.
During the three and nine months ended September 30, 2024, we divested seven Domestic stores and one Import store for aggregate proceeds of $156.0 million and recognized net gains of $53.9 million related to these divestitures. These gains are included in Other (Income) Expense, Net (within Operating Income) in our Unaudited Condensed Consolidated Statement of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements. We did not divest any stores during the nine months ended September 30, 2023.

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

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$60.2	$60.8
Restricted cash included in Other Current Assets	36.3	14.3
Restricted cash included in Other Assets	1.9	1.9
Total cash, cash equivalents, and restricted cash	$98.4	$77.0
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $21.9 million at September 30, 2024, and $33.5 million at September 30, 2023.

	Nine Months Ended
	September 30,
	2024	2023
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$45.6	$78.6
Finance lease liabilities	$26.3	$40.3
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $286.6 million during the nine months ended September 30, 2024, and $218.2 million during the nine months ended September 30, 2023. We made income tax payments, net of income tax refunds, of $140.6 million during the nine months ended September 30, 2024, and $267.2 million during the nine months ended September 30, 2023.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs, which totaled $18.5 million at September 30, 2024, and $22.8 million at December 31, 2023.
Our equity investments that do not have a readily determinable fair value are measured using the measurement alternative as permitted by accounting standards and were recorded at cost, to be subsequently adjusted for observable price changes. During the three and nine months ended September 30, 2024, we identified an observable transaction for the issuance of similar equity securities of the same issuer of one of our equity investments and recorded a downward adjustment to this equity investment of $8.4 million based on the observable price change. The carrying amounts of our equity investments without a readily determinable fair value totaled $49.8 million at September 30, 2024, and $56.7 million at December 31, 2023. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $3.4 million based on observable price changes. We did not record any upward adjustments during the nine months ended September 30, 2024.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

	Nine Months Ended
	September 30,
	2024	2023
Net losses recognized during the period on equity securities	$(8.5)	$(2.3)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(8.5)	$(2.3)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	September 30, 2024	December 31, 2023
Carrying value	$3,231.2	$3,228.1
Fair value	$3,077.0	$2,979.3
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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2024 and 2023:

	2024		2023
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Equity investment	$48.3	$(8.4)	$—	$—
Long-lived assets held and used	$—	$(8.9)	$—	$(2.7)
Long-lived assets held for sale	$12.1	$(1.3)	$—	$—
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
During the three months ended September 30, 2024, we recorded non-cash impairment charges of $6.5 million related to long-lived assets held and used and $1.3 million related to assets held for sale. During the three months ended September 30, 2023, we recorded non-cash impairment charges of $0.5 million related to long-lived assets held and used. The non-cash impairment charges are included in Other (Income) Expense, Net in our Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
We had assets held for sale of $58.2 million as of September 30, 2024, and $21.3 million as of December 31, 2023, primarily related to inventory, goodwill, and property of disposal groups held for sale, as well as property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of September 30, 2024 and 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $4 million at September 30, 2024. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2024, surety bonds, letters of credit, and cash deposits totaled $122.2 million, of which $0.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

15.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2024, approximately 64% of our total retail new vehicle unit sales was generated by our stores in Florida, California, and Texas.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to a concentration of risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of a recent outage that impacted our results of operations for the three and nine months ended September 30, 2024.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We had receivables from manufacturers or distributors of $230.1 million at September 30, 2024, and $240.5 million at December 31, 2023. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2024, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

16.SEGMENT INFORMATION
At September 30, 2024 and 2023, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
The following table provides information on revenues from external customers and segment income of our reportable segments:

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,774.9	$2,046.2	$2,426.0	$5,271.0	$6,044.5	$7,239.3
Segment income (1)	$62.4	$119.2	$154.7	$187.9	$356.2	$468.2

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	Domestic	Import	Premium Luxury	Domestic	Import	Premium Luxury
Revenues from external customers	$1,983.9	$2,077.2	$2,516.1	$5,770.5	$5,864.2	$7,621.5
Segment income (1)	$107.2	$164.7	$192.9	$341.5	$498.1	$641.2

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following is a reconciliation of total segment income for reportable segments to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total segment income for reportable segments	$336.3	$464.8	$1,012.3	$1,480.8
Corporate and other	(46.1)	(83.6)	(210.1)	(277.0)
Other interest expense	(44.9)	(48.8)	(136.3)	(135.9)
Other income (loss), net	2.1	(5.0)	9.0	4.6
Income from continuing operations before income taxes	$247.4	$327.4	$674.9	$1,072.5

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2024, we owned and operated 328 new vehicle franchises from 243 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2024, we also owned and operated 52 AutoNation-branded collision centers, 23 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
At September 30, 2024, we had three reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2024, new vehicle sales accounted for 47% of our total revenue and 16% of our total gross profit. Used vehicle sales accounted for 30% of our total revenue and 9% of our total gross profit. Our parts and service operations, while comprising 18% of our total revenue, contributed 47% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 28% of our total gross profit.
Market Conditions
In the third quarter of 2024, U.S. industry retail new vehicle unit sales decreased approximately 2%, as compared to the third quarter of 2023. Although still below historical levels, industry new vehicle inventory levels continued to increase during 2024 due to higher levels of manufacturer vehicle production. The increasing supply and availability of new vehicle inventory, which varies by make and model, has resulted in moderation of new vehicle unit profitability, which we expect will continue throughout 2024, but is stabilizing. Additionally, the increased availability of new vehicles and an increase in manufacturer new vehicle incentives, including low-interest financing and customer rebates, has resulted in a shift in mix from used vehicles to new vehicles. Lower new vehicle sales in recent years has also resulted in lower availability of used vehicle inventory, particularly for late model vehicles.
System Outage Due to CDK Cyber Incident
On June 19, 2024, we were notified by CDK Global (“CDK”), a third-party provider of information systems, that CDK was experiencing a cyber incident impacting its systems, including the systems necessary to support our dealer management system (“DMS”), which supports our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions (“Core Functions”). The incident resulted in outages of our DMS and Core Functions (the “CDK outage”), causing disruption and adverse impacts to our business, including our productivity. Access to our DMS and Core Functions was restored as of June 29, 2024. Certain ancillary systems and integrations, such as those that help automate ordering, scheduling, payment, sales, and reporting processes, were restored by the end of July. See “Results of Operations” below for a discussion on the financial impact to our third quarter 2024 results.
Results of Operations
During the three months ended September 30, 2024, we had net income of $185.8 million and diluted earnings per share of $4.61, as compared to net income of $243.7 million and diluted earnings per share of $5.54 during the same period in 2023.
Our total gross profit decreased 9% during the third quarter of 2024 compared to the third quarter of 2023, driven by decreases in new vehicle gross profit of 29%, used vehicle gross profit of 13%, and finance and insurance gross profit of 9%, each as compared to the third quarter of 2023, partially offset by an increase in parts and service gross profit of 2%. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from increasing supply and availability of new vehicle inventory, which has resulted in moderation of margins. Used vehicle gross profit was adversely impacted by a decrease in used vehicle unit volume, particularly for mid- to higher-priced used vehicles, due in part to the shift in mix from used vehicles to new vehicles. Finance and insurance gross profit was adversely impacted by the decrease in used vehicle unit volume, an increase in retail vehicle sales financed through our captive auto finance company, and a decrease in product penetration. Parts and service results benefited primarily from increases in gross profit from warranty service. In addition, floorplan interest expense increased primarily due to higher average floorplan balances.
Our used vehicle, parts and service, and finance and insurance businesses were adversely impacted by the residual effects of the CDK outage in the third quarter of 2024. As a result of the CDK outage, we estimate earnings per share for the quarter ended September 30, 2024, were negatively impacted by approximately $0.21 per share based on internal estimates of lost income without taking into account any potential recoveries related to the incident.
Net income for the three months ended September 30, 2024, benefited from an after-tax net gain of $35.3 million related to business/property dispositions, net of asset impairments, partially offset by an after-tax net loss of $5.1 million related to changes in fair value of certain equity investments and after-tax self-insured losses of $4.3 million primarily related to hailstorms and other natural catastrophes.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Unaudited Condensed Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at September 30, 2024 and 2023, were 46,090 and 27,544, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-downs of $3.6 million at September 30, 2024. We had no new vehicle inventory cumulative write-downs at December 31, 2023.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $7.2 million at September 30, 2024, and $12.2 million at December 31, 2023.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $9.2 million at September 30, 2024, and $7.8 million at December 31, 2023.
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
As of September 30, 2024, we have $222.8 million of goodwill related to the Domestic reporting unit, $519.1 million related to the Import reporting unit, $482.2 million related to the Premium Luxury reporting unit, $140.5 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired. We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2024, and no impairment charges resulted from these quantitative tests. We identified 15 stores that, while they each had franchise rights fair value in excess of or equal to carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values. As of September 30, 2024, we had 82 stores with franchise rights totaling $876.2 million.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,171.2	$3,187.6	$(16.4)	(0.5)	$9,273.0	$9,400.5	$(127.5)	(1.4)
Retail used vehicle	1,741.4	2,025.1	(283.7)	(14.0)	5,318.7	5,858.4	(539.7)	(9.2)
Wholesale	160.0	147.0	13.0	8.8	489.9	434.3	55.6	12.8
Used vehicle	1,901.4	2,172.1	(270.7)	(12.5)	5,808.6	6,292.7	(484.1)	(7.7)
Finance and insurance, net	335.4	369.5	(34.1)	(9.2)	994.1	1,071.4	(77.3)	(7.2)
Total variable operations(1)	5,408.0	5,729.2	(321.2)	(5.6)	16,075.7	16,764.6	(688.9)	(4.1)
Parts and service	1,170.9	1,157.4	13.5	1.2	3,460.4	3,392.5	67.9	2.0
Other	7.2	6.1	1.1		16.1	24.4	(8.3)
Total revenue	$6,586.1	$6,892.7	$(306.6)	(4.4)	$19,552.2	$20,181.5	$(629.3)	(3.1)
Gross profit:
New vehicle	$177.1	$250.7	$(73.6)	(29.4)	$563.4	$825.3	$(261.9)	(31.7)
Retail used vehicle	105.6	126.6	(21.0)	(16.6)	314.7	398.3	(83.6)	(21.0)
Wholesale	5.6	1.2	4.4		19.4	18.2	1.2
Used vehicle	111.2	127.8	(16.6)	(13.0)	334.1	416.5	(82.4)	(19.8)
Finance and insurance	335.4	369.5	(34.1)	(9.2)	994.1	1,071.4	(77.3)	(7.2)
Total variable operations(1)	623.7	748.0	(124.3)	(16.6)	1,891.6	2,313.2	(421.6)	(18.2)
Parts and service	558.2	545.8	12.4	2.3	1,650.6	1,599.4	51.2	3.2
Other	0.9	0.8	0.1		1.6	3.7	(2.1)
Total gross profit	1,182.8	1,294.6	(111.8)	(8.6)	3,543.8	3,916.3	(372.5)	(9.5)
Selling, general, and administrative expenses	811.3	819.3	8.0	1.0	2,430.2	2,444.9	14.7	0.6
Depreciation and amortization	61.3	55.7	(5.6)		179.5	163.1	(16.4)
Other (income) expense, net	(40.5)	0.1	40.6		(31.9)	6.3	38.2
Operating income	350.7	419.5	(68.8)	(16.4)	966.0	1,302.0	(336.0)	(25.8)
Non-operating income (expense) items:
Floorplan interest expense	(60.5)	(38.3)	(22.2)		(163.8)	(98.2)	(65.6)
Other interest expense	(44.9)	(48.8)	3.9		(136.3)	(135.9)	(0.4)
Other income (loss), net	2.1	(5.0)	7.1		9.0	4.6	4.4
Income from continuing operations before income taxes	$247.4	$327.4	$(80.0)	(24.4)	$674.9	$1,072.5	$(397.6)	(37.1)
Retail vehicle unit sales:
New vehicle	63,150	62,289	861	1.4	183,281	179,798	3,483	1.9
Used vehicle	66,454	72,517	(6,063)	(8.4)	201,079	208,868	(7,789)	(3.7)
	129,604	134,806	(5,202)	(3.9)	384,360	388,666	(4,306)	(1.1)
Revenue per vehicle retailed:
New vehicle	$50,217	$51,174	$(957)	(1.9)	$50,594	$52,284	$(1,690)	(3.2)
Used vehicle	$26,205	$27,926	$(1,721)	(6.2)	$26,451	$28,048	$(1,597)	(5.7)
Gross profit per vehicle retailed:
New vehicle	$2,804	$4,025	$(1,221)	(30.3)	$3,074	$4,590	$(1,516)	(33.0)
Used vehicle	$1,589	$1,746	$(157)	(9.0)	$1,565	$1,907	$(342)	(17.9)
Finance and insurance	$2,588	$2,741	$(153)	(5.6)	$2,586	$2,757	$(171)	(6.2)
Total variable operations(2)	$4,769	$5,540	$(771)	(13.9)	$4,871	$5,905	$(1,034)	(17.5)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024 (%)	2023 (%)	2024 (%)	2023 (%)
Revenue mix percentages:
New vehicle	48.1	46.2	47.4	46.6
Used vehicle	28.9	31.5	29.7	31.2
Parts and service	17.8	16.8	17.7	16.8
Finance and insurance, net	5.1	5.4	5.1	5.3
Other	0.1	0.1	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	15.0	19.4	15.9	21.1
Used vehicle	9.4	9.9	9.4	10.6
Parts and service	47.2	42.2	46.6	40.8
Finance and insurance	28.4	28.5	28.1	27.4
Other	—	—	—	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	7.9	6.1	8.8
Used vehicle - retail	6.1	6.3	5.9	6.8
Parts and service	47.7	47.2	47.7	47.1
Total	18.0	18.8	18.1	19.4
Selling, general, and administrative expenses	12.3	11.9	12.4	12.1
Operating income	5.3	6.1	4.9	6.5
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	68.6	63.3	68.6	62.4
Operating income	29.6	32.4	27.3	33.2

	September 30,
	2024	2023
Inventory days supply:
New vehicle (industry standard of selling days)	52 days	31 days
Used vehicle (trailing calendar month days)	36 days	33 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,157.5	$3,155.6	$1.9	0.1	$9,133.7	$9,295.4	$(161.7)	(1.7)
Retail used vehicle	1,689.5	1,989.4	(299.9)	(15.1)	5,098.9	5,744.6	(645.7)	(11.2)
Wholesale	151.9	144.4	7.5	5.2	464.4	424.8	39.6	9.3
Used vehicle	1,841.4	2,133.8	(292.4)	(13.7)	5,563.3	6,169.4	(606.1)	(9.8)
Finance and insurance, net	328.7	364.8	(36.1)	(9.9)	964.4	1,055.1	(90.7)	(8.6)
Total variable operations(1)	5,327.6	5,654.2	(326.6)	(5.8)	15,661.4	16,519.9	(858.5)	(5.2)
Parts and service	1,151.5	1,122.2	29.3	2.6	3,352.9	3,286.7	66.2	2.0
Other	7.1	5.9	1.2		16.1	24.5	(8.4)
Total revenue	$6,486.2	$6,782.3	$(296.1)	(4.4)	$19,030.4	$19,831.1	$(800.7)	(4.0)
Gross profit:
New vehicle	$176.7	$249.1	$(72.4)	(29.1)	$557.3	$818.2	$(260.9)	(31.9)
Retail used vehicle	103.8	124.8	(21.0)	(16.8)	305.3	391.6	(86.3)	(22.0)
Wholesale	6.4	1.4	5.0		21.7	18.5	3.2
Used vehicle	110.2	126.2	(16.0)	(12.7)	327.0	410.1	(83.1)	(20.3)
Finance and insurance	328.7	364.8	(36.1)	(9.9)	964.4	1,055.1	(90.7)	(8.6)
Total variable operations(1)	615.6	740.1	(124.5)	(16.8)	1,848.7	2,283.4	(434.7)	(19.0)
Parts and service	550.6	533.1	17.5	3.3	1,607.3	1,562.0	45.3	2.9
Other	1.0	0.7	0.3		1.5	3.9	(2.4)
Total gross profit	$1,167.2	$1,273.9	$(106.7)	(8.4)	$3,457.5	$3,849.3	$(391.8)	(10.2)
Retail vehicle unit sales:
New vehicle	62,890	61,641	1,249	2.0	180,208	177,708	2,500	1.4
Used vehicle	64,071	71,023	(6,952)	(9.8)	191,151	204,179	(13,028)	(6.4)
	126,961	132,664	(5,703)	(4.3)	371,359	381,887	(10,528)	(2.8)
Revenue per vehicle retailed:
New vehicle	$50,207	$51,193	$(986)	(1.9)	$50,684	$52,307	$(1,623)	(3.1)
Used vehicle	$26,369	$28,011	$(1,642)	(5.9)	$26,675	$28,135	$(1,460)	(5.2)
Gross profit per vehicle retailed:
New vehicle	$2,810	$4,041	$(1,231)	(30.5)	$3,093	$4,604	$(1,511)	(32.8)
Used vehicle	$1,620	$1,757	$(137)	(7.8)	$1,597	$1,918	$(321)	(16.7)
Finance and insurance	$2,589	$2,750	$(161)	(5.9)	$2,597	$2,763	$(166)	(6.0)
Total variable operations(2)	$4,798	$5,568	$(770)	(13.8)	$4,920	$5,931	$(1,011)	(17.0)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024 (%)	2023 (%)	2024 (%)	2023 (%)
Revenue mix percentages:
New vehicle	48.7	46.5	48.0	46.9
Used vehicle	28.4	31.5	29.2	31.1
Parts and service	17.8	16.5	17.6	16.6
Finance and insurance, net	5.1	5.4	5.1	5.3
Other	—	0.1	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	15.1	19.6	16.1	21.3
Used vehicle	9.4	9.9	9.5	10.7
Parts and service	47.2	41.8	46.5	40.6
Finance and insurance	28.2	28.6	27.9	27.4
Other	0.1	0.1	—	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.6	7.9	6.1	8.8
Used vehicle - retail	6.1	6.3	6.0	6.8
Parts and service	47.8	47.5	47.9	47.5
Total	18.0	18.8	18.2	19.4

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,171.2	$3,187.6	$(16.4)	(0.5)	$9,273.0	$9,400.5	$(127.5)	(1.4)
Gross profit	$177.1	$250.7	$(73.6)	(29.4)	$563.4	$825.3	$(261.9)	(31.7)
Retail vehicle unit sales	63,150	62,289	861	1.4	183,281	179,798	3,483	1.9
Revenue per vehicle retailed	$50,217	$51,174	$(957)	(1.9)	$50,594	$52,284	$(1,690)	(3.2)
Gross profit per vehicle retailed	$2,804	$4,025	$(1,221)	(30.3)	$3,074	$4,590	$(1,516)	(33.0)
Gross profit as a percentage of revenue	5.6%	7.9%			6.1%	8.8%
Inventory days supply (industry standard of selling days)	52 days	31 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,157.5	$3,155.6	$1.9	0.1	$9,133.7	$9,295.4	$(161.7)	(1.7)
Gross profit	$176.7	$249.1	$(72.4)	(29.1)	$557.3	$818.2	$(260.9)	(31.9)
Retail vehicle unit sales	62,890	61,641	1,249	2.0	180,208	177,708	2,500	1.4
Revenue per vehicle retailed	$50,207	$51,193	$(986)	(1.9)	$50,684	$52,307	$(1,623)	(3.1)
Gross profit per vehicle retailed	$2,810	$4,041	$(1,231)	(30.5)	$3,093	$4,604	$(1,511)	(32.8)
Gross profit as a percentage of revenue	5.6%	7.9%			6.1%	8.8%
The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $13.7 million and $32.0 million in new vehicle revenue and $0.4 million and $1.6 million in new vehicle gross profit for the three months ended September 30, 2024 and 2023, respectively, and $139.3 million and $105.1 million in new vehicle revenue and $6.1 million and $7.1 million in new vehicle gross profit for the nine months ended September 30, 2024 and 2023, respectively, is related to acquisition and divestiture activity.
Third Quarter 2024 compared to Third Quarter 2023
Same store new vehicle revenue was relatively flat for the three months ended September 30, 2024, as compared to the same period in 2023, due to an increase in same store unit volume offset by a decrease in same store revenue PVR. The increase in same store unit volume was due to increasing supply of new vehicle inventory, an increase in manufacturer incentives, including low-interest financing and rebates, and sustained consumer demand, partially offset by manufacturer stop sale orders on certain vehicle models.
Same store new vehicle revenue PVR decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to the increasing supply and availability of new vehicle inventory, which has resulted in moderation of pricing. Same store revenue PVR was also impacted by decreases in manufacturers’ suggested retail prices.
Same store new vehicle gross profit PVR decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to the increasing supply and availability of new vehicle inventory, which has resulted in moderation of margins.
First Nine Months 2024 compared to First Nine Months 2023
Same store new vehicle revenue decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, due to a decrease in same store revenue PVR, partially offset by an increase in same store unit volume. Same store unit volume benefited from the increasing supply of new vehicle inventory, particularly for Import manufacturers, an increase in manufacturer incentives, including low-interest financing and rebates, and sustained consumer demand. The increase in same store unit volume was partially offset by a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024.

Same store new vehicle revenue PVR decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increasing supply and availability of new vehicle inventory, which has resulted in moderation of pricing and margins. Same store new vehicle revenue PVR was also adversely impacted by decreases in manufacturers’ suggested retail prices and a shift in mix towards Import vehicles, which have relatively lower average selling prices.
Same store new vehicle gross profit PVR decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increasing supply and availability of new vehicle inventory, which has resulted in moderation of margins.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	Variance	2024	2023	Variance
Floorplan assistance	$38.2	$31.5	$6.7	$101.6	$92.1	$9.5
New vehicle floorplan interest expense	(58.5)	(35.1)	(23.4)	(157.4)	(89.1)	(68.3)
Net new vehicle inventory carrying benefit (expense)	$(20.3)	$(3.6)	$(16.7)	$(55.8)	$3.0	$(58.8)
Third Quarter 2024 compared to Third Quarter 2023
The net new vehicle inventory carrying expense increased during the three months ended September 30, 2024, as compared to the same period in 2023, due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased primarily due to higher average floorplan balances. Floorplan assistance increased primarily due to an increase in the average floorplan assistance rate per unit.
First Nine Months 2024 compared to First Nine Months 2023
During the nine months ended September 30, 2024, we had a net new vehicle inventory carrying expense of $55.8 million, compared to a net new vehicle inventory carrying benefit of $3.0 million for the same period in 2023. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. Up until the third quarter of 2023, since the first quarter of 2020, when the Federal Reserve cut interest rates to near 0%, we had a net new vehicle inventory carrying benefit. Additionally, over this same period, our average floorplan balances were significantly lower than historical standards due to manufacturers’ new vehicle inventory supply constraints. With the increases in new vehicle inventory supply and interest rates, floorplan interest expense has increased, resulting in a net new vehicle inventory carrying expense for the nine months ended September 30, 2024. If interest rates remain at their current levels or increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying expense.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,741.4	$2,025.1	$(283.7)	(14.0)	$5,318.7	$5,858.4	$(539.7)	(9.2)
Wholesale revenue	160.0	147.0	13.0	8.8	489.9	434.3	55.6	12.8
Total revenue	$1,901.4	$2,172.1	$(270.7)	(12.5)	$5,808.6	$6,292.7	$(484.1)	(7.7)
Retail gross profit	$105.6	$126.6	$(21.0)	(16.6)	$314.7	$398.3	$(83.6)	(21.0)
Wholesale gross profit	5.6	1.2	4.4		19.4	18.2	1.2
Total gross profit	$111.2	$127.8	$(16.6)	(13.0)	$334.1	$416.5	$(82.4)	(19.8)
Retail vehicle unit sales	66,454	72,517	(6,063)	(8.4)	201,079	208,868	(7,789)	(3.7)
Revenue per vehicle retailed	$26,205	$27,926	$(1,721)	(6.2)	$26,451	$28,048	$(1,597)	(5.7)
Gross profit per vehicle retailed	$1,589	$1,746	$(157)	(9.0)	$1,565	$1,907	$(342)	(17.9)
Retail gross profit as a percentage of retail revenue	6.1%	6.3%			5.9%	6.8%
Inventory days supply (trailing calendar month days)	36 days	33 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,689.5	$1,989.4	$(299.9)	(15.1)	$5,098.9	$5,744.6	$(645.7)	(11.2)
Wholesale revenue	151.9	144.4	7.5	5.2	464.4	424.8	39.6	9.3
Total revenue	$1,841.4	$2,133.8	$(292.4)	(13.7)	$5,563.3	$6,169.4	$(606.1)	(9.8)
Retail gross profit	$103.8	$124.8	$(21.0)	(16.8)	$305.3	$391.6	$(86.3)	(22.0)
Wholesale gross profit	6.4	1.4	5.0		21.7	18.5	3.2
Total gross profit	$110.2	$126.2	$(16.0)	(12.7)	$327.0	$410.1	$(83.1)	(20.3)
Retail vehicle unit sales	64,071	71,023	(6,952)	(9.8)	191,151	204,179	(13,028)	(6.4)
Revenue per vehicle retailed	$26,369	$28,011	$(1,642)	(5.9)	$26,675	$28,135	$(1,460)	(5.2)
Gross profit per vehicle retailed	$1,620	$1,757	$(137)	(7.8)	$1,597	$1,918	$(321)	(16.7)
Retail gross profit as a percentage of retail revenue	6.1%	6.3%			6.0%	6.8%
The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $60.0 million and $38.3 million in total used vehicle revenue and $1.0 million and $1.6 million in total used vehicle gross profit for the three months ended September 30, 2024 and 2023, respectively, and $245.3 million and $123.3 million in total used vehicle revenue and $7.1 million and $6.4 million in total used vehicle gross profit for the nine months ended September 30, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2024 compared to Third Quarter 2023
Same store retail used vehicle revenue decreased during the three months ended September 30, 2024, as compared to the same period in 2023, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is resulting from the shift in mix from used vehicles to new vehicles due in part to lower availability and levels of late model used vehicles, as well as increasing supply of new vehicle inventory, an increase in manufacturer new vehicle incentives including low-interest financing and customer rebates, and moderation of new vehicle pricing. In addition, the pace of our used vehicle inventory turnover was adversely impacted by the CDK outage, resulting in less than optimal levels and mix of used vehicle inventory at the start of the third quarter of 2024 and an adverse impact on used vehicle unit volume during the third quarter of 2024.
Same store used vehicle revenue PVR and gross profit PVR decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to a shift in mix towards lower-priced entry-level vehicles, which have lower average selling prices and gross profit PVR. In addition, gross profit PVR was adversely impacted by less than optimal levels and mix of used vehicle inventory at the start of the third quarter as a result of the CDK outage.

First Nine Months 2024 compared to First Nine Months 2023
Same store retail used vehicle revenue decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is due in part to the shift in mix from used vehicles to new vehicles. In addition, same store unit volume was adversely impacted by the CDK outage, which resulted in a decrease in productivity from the disruption to our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024 and less than optimal levels and mix of used vehicle inventory at the start of the third quarter of 2024.
Same store used vehicle revenue PVR and gross profit PVR decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to a shift in mix towards lower-priced entry-level vehicles, which have lower average selling prices and gross profit PVR.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,170.9	$1,157.4	$13.5	1.2	$3,460.4	$3,392.5	$67.9	2.0
Gross Profit	$558.2	$545.8	$12.4	2.3	$1,650.6	$1,599.4	$51.2	3.2
Gross profit as a percentage of revenue	47.7%	47.2%			47.7%	47.1%

Same Store:
Revenue	$1,151.5	$1,122.2	$29.3	2.6	$3,352.9	$3,286.7	$66.2	2.0
Gross Profit	$550.6	$533.1	$17.5	3.3	$1,607.3	$1,562.0	$45.3	2.9
Gross profit as a percentage of revenue	47.8%	47.5%			47.9%	47.5%
Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
The following discussion of parts and service results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $19.4 million and $35.2 million in parts and service revenue and $7.6 million and $12.7 million in parts and service gross profit for the three months ended September 30, 2024 and 2023, respectively, and $107.5 million and $105.8 million in parts and service revenue and $43.3 million and $37.4 million in parts and service gross profit for the nine months ended September 30, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2024 compared to Third Quarter 2023
During the three months ended September 30, 2024, same store parts and service revenue increased compared to the same period in 2023, primarily due to increases in revenue associated with warranty service of $30.0 million and customer-pay service of $10.3 million, partially offset by smaller decreases in revenue associated with internal service, collision, and wholesale parts sales.
During the three months ended September 30, 2024, same store parts and service gross profit increased compared to the same period in 2023, primarily due to increases in gross profit associated with warranty service of $20.7 million and customer-pay service of $1.7 million, partially offset by smaller decreases in gross profit associated with internal service, collision, and wholesale parts sales.
Warranty service revenue and gross profit benefited from improved parts and labor rates, an increase in repair order volume, and higher value repair orders. Customer-pay service revenue and gross profit benefited from higher value repair orders. Repair order volume was adversely impacted by the CDK outage as certain ancillary systems and integrations were not fully restored until the end of July 2024.
First Nine Months 2024 compared to First Nine Months 2023
During the nine months ended September 30, 2024, same store parts and service revenue increased compared to the same period in 2023, primarily due to increases in revenue associated with warranty service of $60.0 million, customer-pay service of $23.0 million, and the preparation of vehicles for sale of $16.6 million, partially offset by a decrease in revenue associated with wholesale parts sales of $21.9 million.
During the nine months ended September 30, 2024, same store parts and service gross profit increased compared to the same period in 2023, primarily due to increases in gross profit associated with warranty service of $43.5 million and the preparation of vehicles for sale of $11.3 million, partially offset by a decrease in wholesale parts sales of $6.9 million.
Parts and service revenue and gross profit associated with warranty service and the preparation of vehicles for sale benefited from higher value repair orders and improved margin. Customer-pay revenue increased due to higher value repair orders. The increases in parts and service revenue and gross profit were partially offset by the CDK outage, which disrupted our sales and service processes, resulting in a decrease in repair order volume and parts sales.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$335.4	$369.5	$(34.1)	(9.2)	$994.1	$1,071.4	$(77.3)	(7.2)
Gross profit per vehicle retailed	$2,588	$2,741	$(153)	(5.6)	$2,586	$2,757	$(171)	(6.2)

Same Store:
Revenue and gross profit	$328.7	$364.8	$(36.1)	(9.9)	$964.4	$1,055.1	$(90.7)	(8.6)
Gross profit per vehicle retailed	$2,589	$2,750	$(161)	(5.9)	$2,597	$2,763	$(166)	(6.0)
Revenue on finance and insurance products represents commissions earned by us primarily for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We sell these products on a commission basis, and we also participate in the future underwriting profit on certain products pursuant to retrospective commission arrangements with the issuers of those products.
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
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $6.7 million and $4.7 million for the three months ended September 30, 2024 and 2023, respectively, and $29.7 million and $16.3 million for the nine months ended September 30, 2024 and 2023, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA stores.
Third Quarter 2024 compared to Third Quarter 2023
Same store finance and insurance revenue and gross profit decreased during the three months ended September 30, 2024, as compared to the same period in 2023, due to decreases in finance and insurance gross profit PVR and used vehicle unit volume. Finance and insurance gross profit PVR was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. Product penetration was adversely impacted by the CDK outage as certain ancillary systems and integrations related to the finance and insurance sales process were not fully restored until mid-July 2024.
First Nine Months 2024 compared to First Nine Months 2023
Same store finance and insurance revenue and gross profit decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, due to a decrease in finance and insurance gross profit PVR and a decrease in used vehicle unit volume, partially offset by an increase in new vehicle unit volume. Finance and insurance gross profit PVR was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company, a decrease in product penetration, and a decrease in gross profit associated with arranging customer financing. In addition, finance and insurance gross profit was adversely impacted by the CDK outage, which disrupted our finance and insurance sales process including our ability to offer certain products.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,774.9	$1,983.9	$(209.0)	(10.5)	$5,271.0	$5,770.5	$(499.5)	(8.7)
Import	2,046.2	2,077.2	(31.0)	(1.5)	6,044.5	5,864.2	180.3	3.1
Premium Luxury	2,426.0	2,516.1	(90.1)	(3.6)	7,239.3	7,621.5	(382.2)	(5.0)
Total	6,247.1	6,577.2	(330.1)	(5.0)	18,554.8	19,256.2	(701.4)	(3.6)
Corporate and other	339.0	315.5	23.5	7.4	997.4	925.3	72.1	7.8
Total consolidated revenue	$6,586.1	$6,892.7	$(306.6)	(4.4)	$19,552.2	$20,181.5	$(629.3)	(3.1)
Segment income(1):
Domestic	$62.4	$107.2	$(44.8)	(41.8)	$187.9	$341.5	$(153.6)	(45.0)
Import	119.2	164.7	(45.5)	(27.6)	356.2	498.1	(141.9)	(28.5)
Premium Luxury	154.7	192.9	(38.2)	(19.8)	468.2	641.2	(173.0)	(27.0)
Total	336.3	464.8	(128.5)	(27.6)	1,012.3	1,480.8	(468.5)	(31.6)
Corporate and other	(46.1)	(83.6)	37.5		(210.1)	(277.0)	66.9
Floorplan interest expense	60.5	38.3	(22.2)		163.8	98.2	(65.6)
Operating income	$350.7	$419.5	$(68.8)	(16.4)	$966.0	$1,302.0	$(336.0)	(25.8)

Retail new vehicle unit sales:
Domestic	17,583	17,766	(183)	(1.0)	50,068	51,110	(1,042)	(2.0)
Import	28,865	28,232	633	2.2	85,162	78,502	6,660	8.5
Premium Luxury	16,702	16,291	411	2.5	48,051	50,186	(2,135)	(4.3)
	63,150	62,289	861	1.4	183,281	179,798	3,483	1.9

Retail used vehicle unit sales:
Domestic	18,681	22,406	(3,725)	(16.6)	57,178	64,914	(7,736)	(11.9)
Import	22,851	24,548	(1,697)	(6.9)	69,188	69,241	(53)	(0.1)
Premium Luxury	17,876	19,710	(1,834)	(9.3)	54,608	57,409	(2,801)	(4.9)
Other	7,046	5,853	1,193	20.4	20,105	17,304	2,801	16.2
	66,454	72,517	(6,063)	(8.4)	201,079	208,868	(7,789)	(3.7)

(1) Segment income represents income for each of our reportable segments and is defined as operating income less floorplan interest expense.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$872.5	$916.1	$(43.6)	(4.8)	$2,528.8	$2,667.1	$(138.3)	(5.2)
Used vehicle	507.2	649.1	(141.9)	(21.9)	1,566.4	1,880.4	(314.0)	(16.7)
Parts and service	290.8	301.7	(10.9)	(3.6)	875.9	888.0	(12.1)	(1.4)
Finance and insurance, net	101.2	115.6	(14.4)	(12.5)	295.0	332.2	(37.2)	(11.2)
Other	3.2	1.4	1.8		4.9	2.8	2.1
Total Revenue	$1,774.9	$1,983.9	$(209.0)	(10.5)	$5,271.0	$5,770.5	$(499.5)	(8.7)
Segment income	$62.4	$107.2	$(44.8)	(41.8)	$187.9	$341.5	$(153.6)	(45.0)
Retail new vehicle unit sales	17,583	17,766	(183)	(1.0)	50,068	51,110	(1,042)	(2.0)
Retail used vehicle unit sales	18,681	22,406	(3,725)	(16.6)	57,178	64,914	(7,736)	(11.9)
Third Quarter 2024 compared to Third Quarter 2023
Domestic revenue decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to decreases in new and used vehicle revenue. New vehicle revenue decreased largely due to the continued moderation of pricing resulting from the increasing supply of new vehicle inventory. Used vehicle revenue was adversely impacted by a decrease in unit volume due to the shift in mix from used vehicles to new vehicles, and a decrease in revenue PVR due to the shift in mix towards lower-priced entry-level used vehicles, which have lower average selling prices. Domestic revenue was also adversely impacted by the divestitures we completed in the third quarter of 2024, as well as the residual effects of the CDK outage.
Domestic segment income decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit, finance and insurance gross profit, and used vehicle gross profit, as well as an increase in floorplan interest expense. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory. Finance and insurance gross profit was adversely impacted by the decrease in used vehicle unit volume and a decrease in finance and insurance gross profit PVR, which was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. Used vehicle gross profit decreased primarily due to a decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, due in part to the shift in mix from used vehicles to new vehicles. The decreases in Domestic segment income were partially offset by a decrease in SG&A expenses, which benefited from the divestitures we completed in the third quarter of 2024.
First Nine Months 2024 compared to First Nine Months 2023
Domestic revenue decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to decreases in new and used vehicle revenue. New vehicle revenue decreased largely due to the continued moderation of pricing resulting from the increasing supply of new vehicle inventory. Used vehicle revenue was adversely impacted by a decrease in unit volume due to a shift in mix from used vehicles to new vehicles, and a decrease in revenue PVR due to a shift in mix towards lower-priced entry-level vehicles, which have lower average selling prices. Domestic revenue was also adversely impacted by the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024, and the residual effects of the CDK outage in the third quarter of 2024.
Domestic segment income decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit, finance and insurance gross profit, and used vehicle gross profit. New vehicle gross profit was adversely impacted by continued moderation of margins resulting from the increasing supply of new vehicle inventory. Finance and insurance gross profit was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. Used vehicle gross profit was adversely impacted by a shift in mix towards lower-priced entry-level vehicles, which have a lower average gross profit PVR, and a decrease in used vehicle unit volume due in part to the shift in mix from used vehicles to new vehicles. Domestic segment income was also adversely impacted by decreases in gross profit resulting from the CDK outage.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,078.0	$1,042.5	$35.5	3.4	$3,152.1	$2,910.1	$242.0	8.3
Used vehicle	543.3	602.4	(59.1)	(9.8)	1,645.1	1,707.7	(62.6)	(3.7)
Parts and service	307.1	299.6	7.5	2.5	891.2	859.3	31.9	3.7
Finance and insurance, net	115.4	129.1	(13.7)	(10.6)	349.8	369.5	(19.7)	(5.3)
Other	2.4	3.6	(1.2)		6.3	17.6	(11.3)
Total Revenue	$2,046.2	$2,077.2	$(31.0)	(1.5)	$6,044.5	$5,864.2	$180.3	3.1
Segment income	$119.2	$164.7	$(45.5)	(27.6)	$356.2	$498.1	$(141.9)	(28.5)
Retail new vehicle unit sales	28,865	28,232	633	2.2	85,162	78,502	6,660	8.5
Retail used vehicle unit sales	22,851	24,548	(1,697)	(6.9)	69,188	69,241	(53)	(0.1)
Third Quarter 2024 compared to Third Quarter 2023
Import revenue decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in used vehicle unit volume, largely due to the shift in mix from used vehicles to new vehicles, and a decrease in used vehicle revenue PVR due to the shift in mix towards lower-priced entry-level used vehicles, which have lower average selling prices. These decreases were partially offset by an increase in new vehicle unit volume due to the increasing supply of new vehicle inventory and sustained consumer demand, partially offset by manufacturer stop sale orders on certain vehicle models. Import revenue was also adversely impacted by the residual effects of the CDK outage.
Import segment income decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit and finance and insurance gross profit. New vehicle gross profit was adversely impacted by continued moderation of margins resulting from the increasing supply of new vehicle inventory. The decrease in finance and insurance gross profit was primarily due to the decrease in used vehicle unit volume and a decrease in finance and insurance gross profit PVR, which was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration.
First Nine Months 2024 compared to First Nine Months 2023
Import revenue increased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in new vehicle revenue, partially offset by a decrease in used vehicle revenue. New vehicle revenue benefited from an increase in new vehicle unit volume due to the increasing supply of new vehicle inventory and sustained consumer demand. Used vehicle revenue was adversely impacted by a decrease in used vehicle unit volume due to the shift in mix from used vehicles to new vehicles, and a decrease in used vehicle revenue PVR due to the shift in mix towards lower-priced entry-level used vehicles, which have lower average selling prices. Import revenue was also adversely impacted by the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024, and the residual effects of the CDK outage in the third quarter of 2024.
Import segment income decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory, and a decrease in finance and insurance gross profit PVR primarily due to an increase in retail vehicle sales financed through our captive auto finance company and a decrease in product penetration. In addition, Import segment income was adversely impacted by an increase in SG&A expenses, largely due to the acquisitions we completed in 2023 and the one-time compensation paid to commission-based associates during the CDK outage, as well as decreases in gross profit resulting from the CDK outage. The decreases in Import segment were partially offset by increases in parts and service revenue associated with the preparation of vehicles for sale and warranty service.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,220.7	$1,229.0	$(8.3)	(0.7)	$3,592.1	$3,823.3	$(231.2)	(6.0)
Used vehicle	679.3	773.1	(93.8)	(12.1)	2,103.2	2,275.8	(172.6)	(7.6)
Parts and service	422.8	402.4	20.4	5.1	1237.3	1,188.9	48.4	4.1
Finance and insurance, net	103.2	111.5	(8.3)	(7.4)	306.4	332.3	(25.9)	(7.8)
Other	—	0.1	(0.1)		0.3	1.2	(0.9)
Total Revenue	$2,426.0	$2,516.1	$(90.1)	(3.6)	$7,239.3	$7,621.5	$(382.2)	(5.0)
Segment income	$154.7	$192.9	$(38.2)	(19.8)	$468.2	$641.2	$(173.0)	(27.0)
Retail new vehicle unit sales	16,702	16,291	411	2.5	48,051	50,186	(2,135)	(4.3)
Retail used vehicle unit sales	17,876	19,710	(1,834)	(9.3)	54,608	57,409	(2,801)	(4.9)
Third Quarter 2024 compared to Third Quarter 2023
Premium Luxury revenue decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in used vehicle unit volume due to the shift in mix from used vehicles to new vehicles, and a decrease in used vehicle revenue PVR due to the shift in mix towards lower-priced entry-level used vehicles, which have lower average selling prices. The decreases in Premium Luxury revenue were offset by an increase in parts and service revenue associated with warranty and customer-pay service. Premium Luxury revenue was also adversely impacted by the residual effects of the CDK outage.
Premium Luxury segment income decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in new vehicle gross profit due to continued moderation of margins resulting from the increasing supply of new vehicle inventory, and an increase in floorplan interest expense due to higher average vehicle floorplan balances.
First Nine Months 2024 compared to First Nine Months 2023
Premium Luxury revenue decreased slightly during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to decreases in new and used vehicle revenue. New vehicle revenue was adversely impacted by the continued moderation of pricing resulting from the increasing supply and availability of new vehicle inventory. Used vehicle revenue was adversely impacted by a decrease in unit volume due to the shift in mix from used vehicles to new vehicles, and a decrease in revenue PVR due to the shift in mix towards lower-priced entry-level used vehicles, which have lower average selling prices. Premium Luxury revenue was also adversely impacted by the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024, and the residual effects of the CDK outage in the third quarter of 2024.
Premium Luxury segment income decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to decreases in new vehicle gross profit and used vehicle gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply of new vehicle inventory. Used vehicle gross profit was adversely impacted by a shift in mix towards lower-priced entry-level vehicles, which have a lower average gross profit PVR. Premium Luxury segment income was also adversely impacted by decreases in gross profit resulting from the CDK outage.

Corporate and other
Corporate and other results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Used vehicle	$171.6	$147.5	$24.1	16.3	$493.9	$428.8	$65.1	15.2
Parts and service	150.2	153.7	(3.5)	(2.3)	456.0	456.3	(0.3)	(0.1)
Finance and insurance, net	15.6	13.3	2.3	17.3	42.9	37.4	5.5	14.7
Other	1.6	1.0	0.6		4.6	2.8	1.8
Revenue	$339.0	$315.5	$23.5	7.4	$997.4	$925.3	$72.1	7.8
Income (loss)	$(46.1)	$(83.6)	$37.5		$(210.1)	$(277.0)	$66.9
“Corporate and other” is comprised of our non-franchised businesses, all of which do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items. As of September 30, 2024, our non-franchised businesses included 52 AutoNation-branded collision centers, 23 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, referred to as AutoNation Mobile Service, and an auto finance company, referred to as AutoNation Finance.
Revenue from “Corporate and other” increased for the three and nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to newly opened AutoNation USA stores, partially offset by a decrease in revenue from collision centers.
The loss from “Corporate and other” decreased for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in net gains on business/property dispositions, net of asset impairments, partially offset by an increase in deferred compensation obligations as a result of changes in market performance of the underlying investments. The loss from “Corporate and other” decreased for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in net gains on business/property dispositions, net of asset impairments, and a decrease in self-insured losses related to hailstorms and other natural catastrophes, partially offset by an increase in deferred compensation obligations as a result of changes in market performance of the underlying investments.
AutoNation Finance
AutoNation Finance, our captive auto finance company, provides indirect financing to qualified retail customers on vehicles we sell. This business provides us an opportunity to extend our relationship with the customer beyond the vehicle sale and participate in the customer’s entire vehicle ownership cycle. As a result, we are able to diversify our sources of income and create a low-volatility earnings stream, generate additional profits, cash flows, and sales, and increase customer retention. AutoNation Finance operating results include the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, direct expenses, and gains or losses on the sale of loans receivable. Interest income on auto loans receivable is recognized over the contractual term of the related loans.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$518.1	$532.8	$14.7	2.8	$1,571.8	$1,603.8	$32.0	2.0
Advertising	65.2	64.1	(1.1)	(1.7)	189.5	178.2	(11.3)	(6.3)
Store and corporate overhead	228.0	222.4	(5.6)	(2.5)	668.9	662.9	(6.0)	(0.9)
Total	$811.3	$819.3	$8.0	1.0	$2,430.2	$2,444.9	$14.7	0.6

SG&A as a % of total gross profit:
Compensation	43.8	41.2	(260)	bps	44.4	41.0	(340)	bps
Advertising	5.5	5.0	(50)	bps	5.3	4.6	(70)	bps
Store and corporate overhead	19.3	17.1	(220)	bps	18.9	16.8	(210)	bps
Total	68.6	63.3	(530)	bps	68.6	62.4	(620)	bps
Third Quarter 2024 compared to Third Quarter 2023
SG&A expenses decreased during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in performance-driven compensation expense and divestitures. These decreases were partially offset by an increase in deferred compensation obligations of $11.9 million as a result of changes in market performance of the underlying investments and newly opened stores. As a percentage of total gross profit, SG&A expenses increased to 68.6% during the three months ended September 30, 2024, from 63.3% in the same period in 2023, due to the moderation of gross profit, as well as the decrease in gross profit resulting from residual effects of the CDK outage.
First Nine Months 2024 compared to First Nine Months 2023
SG&A expenses decreased slightly during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in performance-driven compensation expense partly resulting from the CDK outage, which disrupted our sales and service processes, a decrease in self-insured losses related to hailstorms and other natural catastrophes, and divested stores. The decreases in SG&A expenses were partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates to ensure business continuity as a result of the CDK outage, acquisitions and newly opened stores, an increase in advertising expenses to support vehicle sales, an increase in transportation-related costs for parts and service customers, and an increase in deferred compensation obligations of $10.0 million as a result of changes in market performance of the underlying investments. As a percentage of total gross profit, SG&A expenses increased to 68.6% during the nine months ended September 30, 2024, from 62.4% in the same period in 2023, primarily due to moderation of gross profit, as well as the decrease in gross profit resulting from the CDK outage and the one-time compensation paid to commission-based associates during this period.
Other (Income) Expense, Net (Operating)
Other (Income) Expense, Net includes gains associated with business/property divestitures, legal settlements, and asset impairments, among other items, and the results of our captive auto finance company, including net interest margin, the provision for expected credit losses, direct expenses, and gains or losses on the sale of loans receivable. See “Segment Results - Corporate and other” above and Notes 5 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto finance company.
During the three months ended September 30, 2024, we recognized $55.3 million related to business/property divestitures, which were partially offset by asset impairments of $7.8 million.

Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
Third Quarter 2024 compared to Third Quarter 2023
Floorplan interest expense was $60.5 million for the three months ended September 30, 2024, compared to $38.3 million for the same period in 2023. The increase in floorplan interest expense of $22.2 million was primarily the result of higher average vehicle floorplan balances.
First Nine Months 2024 compared to First Nine Months 2023
Floorplan interest expense was $163.8 million for the nine months ended September 30, 2024, compared to $98.2 million for the same period in 2023. The increase in floorplan interest expense of $65.6 million was the result of higher average vehicle floorplan balances and higher average interest rates.
Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations.
Third Quarter 2024 compared to Third Quarter 2023
Other interest expense was $44.9 million for the three months ended September 30, 2024, compared to $48.8 million for the same period in 2023. The decrease in interest expense of $3.9 million was driven by lower average interest rates and lower average debt balances.
First Nine Months 2024 compared to First Nine Months 2023
Other interest expense was $136.3 million for the nine months ended September 30, 2024, compared to $135.9 million for the same period in 2023. The increase in interest expense of $0.4 million was driven by higher average debt balances, partially offset by lower interest rates.
Other Income (Loss), Net
We recognized a net gain of $8.4 million and a net loss of $4.2 million for the three months ended September 30, 2024 and 2023, respectively, and a net gain of $16.1 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recorded unrealized losses of $6.7 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and unrealized losses of $8.5 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 24.9% for the three months ended September 30, 2024, and 25.6% for the three months ended September 30, 2023. Our effective income tax rate was 25.0% for the nine months ended September 30, 2024, and 25.0% for the nine months ended September 30, 2023.

Discontinued Operations
Results from discontinued operations, net of income taxes, for the nine months ended September 30, 2023, were primarily related to a gain on the sale of real estate in the first quarter of 2023 associated with a store that was closed prior to January 1, 2014. Upon the sale of this real estate, we have no remaining discontinued operations.

Liquidity and Capital Resources
We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through operations, and amounts available under our revolving credit facility, commercial paper program, secured used vehicle floorplan facilities, and non-recourse warehouse facilities will be sufficient to fund our working capital requirements, fund the origination of auto loans receivable, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to augment our liquidity, to reduce our cost of capital, or for general corporate purposes.
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2024		December 31, 2023
Cash and cash equivalents	$60.2		$60.8
Revolving credit facility	$1,897.3	(1)(2)	$1,899.2
Secured used vehicle floorplan facilities (3)	$0.4		$0.9
Non-recourse warehouse facilities (4)	$0.8		$—
 (1)    At September 30, 2024, we had $0.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $350.0 million of commercial paper notes outstanding at September 30, 2024. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(2)    As limited by the maximum consolidated leverage ratio in our credit agreement.
(3)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
(4)    Based on the eligible auto loans receivable that have been pledged as collateral. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At September 30, 2024, surety bonds, letters of credit, and cash deposits totaled $122.2 million, of which $0.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2022, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At September 30, 2024, these properties had a net book value of $2.8 billion. None of these properties are mortgaged or encumbered.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except share and per share data)	2024	2023	2024	2023
Shares repurchased	36,192	1,282,817	2,232,007	5,262,452
Aggregate purchase price (1)	$5.6	$200.0	$355.6	$712.4
Average purchase price per share	$156.03	$155.91	$159.34	$135.38

(1) Excludes excise taxes imposed under the Inflation Reduction Act of $0.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and $2.0 million and $6.6 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, $965.1 million remained available under our stock repurchase limit authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Purchases of property and equipment	$81.0	$87.0	$262.2	$286.0
We continue to expand our AutoNation USA used vehicle stores. The expansion may be impacted by a number of variables, including customer adoption, market conditions, availability of used vehicle inventory, availability and cost of building supplies and materials, and our ability to identify, acquire, and build out suitable locations in a timely manner.
Acquisitions and Divestitures
We did not purchase any stores during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, which we renamed AutoNation Mobile Service, and we also purchased one Domestic store, five Import stores, and one Premium Luxury store.
During the three and nine months ended September 30, 2024, we divested seven Domestic stores and one Import store. We did not divest any stores during the nine months ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Cash paid for business acquisitions, net	$—	$(2.2)	$—	$(271.1)
Cash received from business divestitures, net	$156.0	$—	$156.0	$—
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Debt
The following table sets forth our non-vehicle long-term debt, as of September 30, 2024, and December 31, 2023.

Debt Description	Maturity Date	Interest Payable	September 30, 2024	December 31, 2023
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$450.0	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		353.3	362.2
			3,603.3	3,612.2
Less: unamortized debt discounts and debt issuance costs			(18.8)	(21.9)
Less: current maturities			(463.6)	(462.4)
Long-term debt, net of current maturities			$3,120.9	$3,127.9
Our 3.5% Senior Notes due 2024 will mature on November 15, 2024, and were, therefore, reclassified to current during the fourth quarter of 2023.
We had commercial paper notes outstanding of $350.0 million at September 30, 2024, and $440.0 million at December 31, 2023.
We had non-recourse debt under our warehouse facilities of $616.5 million at September 30, 2024, and $209.4 million at December 31, 2023, and non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) of $29.9 million at September 30, 2024, and $50.5 million at December 31, 2023.
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

As of September 30, 2024, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At September 30, 2024, our leverage and interest coverage ratios were as follows:

September 30, 2024
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.53x
Interest coverage ratio	≥ 3.00x	4.33x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2024	December 31, 2023
Vehicle floorplan payable - trade	$2,224.8	$1,760.0
Vehicle floorplan payable - non-trade	1,580.4	1,622.4
Vehicle floorplan payable	$3,805.2	$3,382.4
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Net cash provided by operating activities	$164.9	$762.6
Net cash used in investing activities	$(32.0)	$(497.0)
Net cash used in financing activities	$(111.5)	$(282.6)
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
Net cash provided by operating activities decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in originations of loans receivable for vehicles sold through our stores and a decrease in earnings, partially offset by a decrease in working capital requirements.
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

Net cash used in investing activities decreased during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in cash received from divestitures, a decrease in cash used for acquisitions, and a decrease in originations of loans receivable acquired through third-party dealers, partially offset by a decrease in proceeds from the sale of auto loans receivable and a decrease in collections on auto loans receivable acquired through third-party dealers.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the nine months ended September 30, 2024, we borrowed $1.0 billion and repaid $635.0 million under our non-recourse debt facilities. During the nine months ended September 30, 2023, we borrowed $151.6 million and repaid $232.1 million under our non-recourse debt facilities.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $90.0 million and net proceeds of $300.0 million during the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, we repurchased 2.2 million shares of common stock for an aggregate purchase price of $355.6 million (average purchase price per share of $159.34), excluding the excise tax imposed under the Inflation Reduction Act. During the nine months ended September 30, 2023, we repurchased 5.3 million shares of common stock for an aggregate purchase price of $712.4 million (average purchase price per share of $135.38), excluding the excise tax imposed under the Inflation Reduction Act.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net payments of $24.0 million and net proceeds of $260.4 million during the nine months ended September 30, 2024 and 2023, respectively.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation Finance, , statements regarding our expectations for the future performance of our business and the automotive retail industry, including during the remainder of 2024, statements regarding the impact of the CDK outage on our business and the availability of insurance or other sources of recovery, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
We had $3.8 billion of variable rate vehicle floorplan payable at September 30, 2024, and $3.4 billion at December 31, 2023. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $38.1 million at September 30, 2024, and $33.8 million at December 31, 2023. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $350.0 million of commercial paper notes outstanding at September 30, 2024, and $440.0 million at December 31, 2023. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.5 million at September 30, 2024, and $4.4 million at December 31, 2023.
Our fixed rate senior unsecured notes totaled $3.2 billion and had a fair value of $3.1 billion as of September 30, 2024, and totaled $3.2 billion and had a fair value of $3.0 billion as of December 31, 2023.
As of September 30, 2024, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $18.5 million at September 30, 2024, and $22.8 million at December 31, 2023. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $1.9 million at September 30, 2024, and $2.3 million at December 31, 2023. We also have minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $49.8 million at September 30, 2024, and $56.7 million at December 31, 2023. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $5.0 million at September 30, 2024, and $5.7 million at December 31, 2023. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
July 1, 2024 - July 31, 2024	—	$—	—	$970.8
August 1, 2024 - August 31, 2024	—	$—	—	$970.8
September 1, 2024 - September 30, 2024	36,192	$156.03	36,192	$965.1
Total	36,192		36,192

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was announced on April 26, 2024 for repurchases of up to an additional $1.0 billion. During the fiscal quarter ended September 30, 2024, all of the shares that we repurchased were repurchased under our stock repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

AUTONATION, INC.

Date:	October 25, 2024	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)