Form 10-K
period 2024-12-31
AUTONATION, INC.
filed 2025-02-14
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4.1 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 28, 2024).
As of February 12, 2025, the registrant had 39,056,586 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2024, we owned and operated 325 new vehicle franchises from 243 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 31 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2024, we also owned and operated 52 AutoNation-branded collision centers, 24 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing through our captive auto finance company on vehicles we sell. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2024.
For convenience, the terms “AutoNation,” “Company,” “we,” “us,” and “our” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store and other operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2024, we had four reportable segments: Domestic, Import, Premium Luxury, and AutoNation Finance. Our Domestic, Import, and Premium Luxury segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Mazda	Aston Martin	Land Rover
Cadillac	GMC	Genesis	Nissan	Audi	Lexus
Chevrolet	Jeep	Honda	Subaru	Bentley	Mercedes-Benz
Chrysler	Lincoln	Hyundai	Toyota	BMW	MINI
Dodge	Ram	Infiniti	Volkswagen	Jaguar	Porsche
Volvo

The following table sets forth information regarding our new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2024:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,453.8	28,154	11.1	30
Chevrolet, Buick, Cadillac, GMC	1,305.5	27,504	10.8	39
Chrysler, Dodge, Jeep, Ram	767.8	13,610	5.3	76
Domestic Total	3,527.1	69,268	27.2	145
Import:
Toyota	2,030.4	52,427	20.6	19
Honda	1,153.0	33,048	13.0	24
Nissan	136.9	4,421	1.7	6
Hyundai	343.2	9,227	3.6	11
Subaru	333.6	9,763	3.8	8
Other Import	322.9	7,356	2.9	18
Import Total	4,320.0	116,242	45.6	86
Premium Luxury:
Mercedes-Benz	1,798.2	23,130	9.1	38
BMW	1,651.9	22,939	9.0	16
Lexus	480.0	8,830	3.5	3
Audi	327.1	5,191	2.0	9
Jaguar Land Rover	512.1	5,176	2.0	14
Other Premium Luxury	431.8	3,939	1.6	14
Premium Luxury Total	5,201.1	69,205	27.2	94
	$13,048.2	254,715	100.0	325
The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. For additional financial information regarding our four reportable segments, refer to Note 22 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
AutoNation Finance, our captive auto finance company, provides financing to qualified retail customers on certain new and used vehicles we sell. Through AutoNation Finance, we have further extended our relationship with our customers beyond the car-buying experience and participate in the customer’s entire vehicle ownership cycle. As a result, we are able to diversify our sources of income, generate additional profits, cash flows, and sales, and increase customer retention.
We also pursue opportunities to penetrate the extensive After-Sales service market and respond to our customers’ needs by broadening the reach of our existing After-Sales network. AutoNation Mobile Service, our mobile solution for automotive repair and maintenance services, offers customers the convenience of services and repairs at their home, workplace, or on-site for fleet vehicles. AutoNationParts.com, our e-commerce website, enables customers to purchase high-quality automotive parts and accessories at competitive prices, shipped directly to their homes.
Additionally, we have minority ownership stakes in and productive collaborations with Waymo, the self-driving technology company of Alphabet Inc., and TrueCar, Inc., a leading automotive digital marketplace that lets auto buyers and sellers connect to its nationwide network of certified dealers. These investments and collaborations reflect our continued commitment to emerging technologies that impact the automotive industry.
We also continue to actively pursue acquisitions and new store opportunities, as well as other strategic initiatives, that meet our strategic and financial objectives. We expect that these offerings, initiatives, partnerships, and acquisitions will continue to expand and strengthen the AutoNation retail brand, improve the customer experience, provide new growth opportunities, and enable us to expand our footprint in our core and other markets.
•Hire, train, and retain the best talent available to build dynamic teams to serve our customers.
At AutoNation, nothing drives our success more than how we hire, train, and retain great people. We value the dignity of all employees and are committed to maintaining a work environment where all associates are valued and treated with respect. Our associates are at the core of our performance, by driving innovation and meeting the needs of our more than 11 million customers while protecting and enhancing AutoNation’s brand and reputation. See “Human Capital Resources” below for more information about how we invest in our associates to help us prepare leaders with the vision, integrity, and expertise that enhance our operational excellence every day, drive store profitability, and create both positive employee and customer experiences.
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
We continue to focus on providing a seamless, end-to-end customer experience in our stores and through our digital channels, and improving our ability to generate business through those channels. We offer an integrated retailing solution that provides customers with a seamless and intuitive omnichannel vehicle shopping and purchase experience. We continue to build omnichannel digital capabilities that provide a personalized digital customer experience online and in-store. Our customers are able to complete key automotive retail- and service-related transactions online through our digital channels such as selecting a vehicle with a guaranteed price, scheduling a test drive, calculating payment options, receiving a certified trade-in or purchase offer for a vehicle that a customer wants to sell, applying for financing, selecting vehicle protection products, scheduling in-store pick-up or home delivery, arranging service appointments, receiving service updates, paying for maintenance and repair services, and signing paperwork electronically. We also utilize proprietary tools that leverage real-time customer data to guide and personalize the customer experience.
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
The AutoNation retail brand includes our AutoNation USA used vehicle stores, as well as AutoNation Finance, our captive auto finance company. We expect to continue to expand the AutoNation Finance loan portfolio as we increase finance penetration rates at our stores. In addition, we offer AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products) and parts and accessories, as well as collision repair services at AutoNation-branded collision centers, mobile automotive repair and maintenance services through AutoNation Mobile Services, and auction services at AutoNation-branded automotive auctions. We also offer our One Price used vehicle centralized pricing and appraisal strategy, and our “We’ll Buy Your Car” program under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations.
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
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2024, approximately 38% of total revenue was generated by Premium Luxury franchises, approximately 30% by Import franchises, and approximately 27% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales. In addition, we have been able to attain industry-leading finance and insurance gross profit per vehicle retailed as we have maintained a strong product penetration of products sold per vehicle.
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises and new AutoNation USA used vehicle stores, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to complete acquisitions or investments, build facilities for newly awarded franchises, and/or repurchase our common stock and/or debt. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our strategic objectives, market and vehicle brand criteria, and/or return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.

Operations
Each of our franchised dealerships acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same brand franchise. We generally acquire used vehicles from customers, primarily through trade-ins and our “We’ll Buy Your Car” program, as well as through auctions, lease terminations, and other sources, and we generally recondition used vehicles acquired for retail sale in our parts and service departments. Used vehicles that we do not sell at our stores generally are sold at wholesale prices through auctions. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including manufacturer recall repairs and other warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also recondition used vehicles acquired by our used vehicle departments and perform preparatory work and accessory installation on new vehicles acquired by our new vehicle departments. We also offer product and accessory lines that are integrated into our parts and service operations. AutoNationParts.com, our e-commerce website, enables customers to purchase high-quality automotive parts and accessories at competitive prices, shipped directly to their homes. In addition to our retail business, we also have wholesale parts operations, which sell automotive parts to both collision repair shops and independent vehicle repair providers.
We offer a wide variety of automotive finance and insurance products to our customers. We primarily arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, and receive a commission payable to us from the lender. Our exposure to loss in connection with financing arrangements with third-party lenders generally is limited to the commissions that we receive. We also originate and service consumer auto finance loans through our captive auto finance company. See the risk factor “We are subject to various risks associated with originating and servicing auto finance loans through indirect lending to customers, any of which could have an adverse effect on our business” in Part I, Item 1A of this Form 10-K for additional information.
We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products, some of which are AutoNation-branded. These products are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We sell the products on a commission basis, and we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements with the issuers of those products.

As of December 31, 2024, we operated stores in the following states:

State	Number of Retail Stores (1)	Number of Franchises	Number of Other Locations (2)	% of Total Revenue
Florida	51	57	18	26
California	41	55	2	19
Texas	46	61	17	19
Colorado	20	31	1	6
Arizona	17	17	4	6
Washington	14	18	3	5
Georgia	14	20	4	4
Nevada	12	13	1	4
Maryland	14	14	3	3
Illinois	7	8	1	2
Tennessee	7	7	1	1
South Carolina	10	12	1	1
North Carolina	1	—	—	1
Ohio	3	3	3	1
Virginia	2	2	—	1
Alabama	2	2	—	1
New Mexico (3)	1	—	—	—
New York (3)	3	4	—	—
Missouri (3)	1	—	—	—
New Jersey (3)	1	1	—	—
Total	267	325	59	100
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
Automotive and Other Laws and Regulations
Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies. In addition, automotive dealers are subject to regulation by the Federal Trade Commission (the “FTC”). The imported automobiles, parts, and accessories we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges. Further, our captive auto finance company operations are subject to regulations and supervision by the Consumer Financial Protection Bureau (the “CFPB”). Among other things, the CFPB is authorized to take action to prevent auto finance companies from engaging in unfair, deceptive, or abusive acts and practices and to issue rules requiring enhanced disclosures concerning consumer financial products and services. In addition, state attorneys general have authority under their respective laws and regulations, and under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, to investigate and/or regulate certain aspects of our operations.

Our financing activities with customers, including our origination and servicing activities through our captive auto finance company, are subject to the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, federal and state prohibitions against unfair, deceptive, and abusive acts and practices, and various other federal laws and regulations, as well as state and local motor vehicle finance laws, leasing laws, collection, repossession, and installment finance laws, usury laws, and other installment sales and leasing laws and regulations. Among other things, these laws and regulations regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales and leasing, require specific disclosures to consumers, define the rights to collect payments and repossess and sell collateral, and govern the sale and terms of ancillary products. Claims arising out of actual or alleged violations of law or regulation may be asserted against us by individuals, a class of individuals, or governmental entities and may expose us to significant damages or other penalties, including fines and revocation or suspension of our licenses to conduct our operations. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K for additional information.
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
New vehicle unit volume in 2024 benefited from increases in new vehicle inventory levels due to higher levels of manufacturer vehicle production. The increasing supply and availability of new vehicle inventory has resulted in a shift in mix from used vehicles to new vehicles. Lower new vehicle sales in recent years has also resulted in lower availability of used vehicle inventory, particularly for late model used vehicles. According to industry sources, as of December 31, 2024, there were approximately 17,000 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We continue to expand our footprint and increase scope and scale through both the acquisition of new dealerships and franchises and through the expansion of our AutoNation USA used vehicle stores. We face competition from (i) several public companies that operate numerous automotive retail stores or collision centers on a regional or national basis, including franchised dealers that sell new and used vehicles, non-franchised dealers that sell only used vehicles, and manufacturers that sell directly to customers, (ii) private companies that operate automotive retail stores or collision centers in our markets, (iii) electric vehicle manufacturers who sell directly to consumers, and (iv) online and mobile sales and service platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, including general managers and sales and service personnel.
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
We also operate in the auto finance sector of the consumer finance market. This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions, and independent finance companies. According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2024. Our primary competitors in this sector are banks and credit unions that offer direct and indirect financing to customers purchasing vehicles.
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
The automotive retail business is also subject to substantial risk of property loss due to the significant concentration of property values at store locations. In our case in particular, our operations are concentrated in states and regions in which natural disasters and severe weather events (such as hailstorms, hurricanes, earthquakes, fires, tornadoes, snowstorms, and landslides) may subject us to substantial risk of property loss and operational disruption. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, automobile, workers’ compensation, and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We estimate the ultimate costs of these retained insurance risks based on actuarial evaluations and historical claims experience, adjusted for current trends and changes in claims-handling procedures. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows. During 2024, we recognized self-insured losses of $11.7 million primarily due to weather-related events.

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
Human Capital Resources
At AutoNation, our associates are our greatest asset. As of December 31, 2024, we employed approximately 25,100 full-time and part-time employees, whom we refer to as “associates,” approximately 170 of whom were covered by collective bargaining agreements. The development, attraction, and retention of people is central to the culture at AutoNation. We are committed to ensuring we create an environment where all associates feel valued, respected, and empowered to achieve their highest potential. Our Board of Directors and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, talent, compensation, and benefits.
Recruitment and Development
Our recruitment efforts include branded advertising nationwide on well-known online job websites, as well as recruitment efforts through technical schools, veteran partnerships, colleges, and universities. In addition, AutoNation provides extensive on-the-job training and opportunities for career growth. We provide a range of formal and informal learning programs, which are designed to help our associates continuously grow and strengthen their skills throughout their careers. Creating opportunities for employee recognition, development, and advancement is a key initiative in our talent efforts.
Compensation and Benefits
AutoNation offers a comprehensive total rewards program, including competitive salaries and compensation plans, incentive compensation potential, and health and welfare benefits. We offer many benefits at no additional cost to our associates, including our Employee Assistance Program, Company-paid maternity leave, and our innovative “Drive Pink”-inspired Company-paid cancer insurance plan that provides financial assistance to associates and their eligible dependents who are diagnosed with cancer.
Engagement
AutoNation believes that fostering an open-door culture based on trust, respect, and open communication among team members is vital for driving long-term sustainable growth. AutoNation conducts associate engagement surveys, which allows the Company to gain comprehensive insights and establish organization priorities. More than simply listening to associates, AutoNation also provides managers with tools they need to be able to address associate feedback constructively with actionable next steps. The combined effort of these engagement activities drives AutoNation to continuously improve the culture of the organization.
Information about our Executive Officers
The following sets forth certain information regarding our executive officers as of February 14, 2025.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry
Michael Manley	60	Chief Executive Officer and Director	4	37
Thomas A. Szlosek	61	Executive Vice President and Chief Financial Officer	2	2
Gianluca Camplone	55	Chief Operating Officer, AutoNation Parts, and Executive Vice President, Business Development	3	27
C. Coleman Edmunds	60	Executive Vice President, General Counsel and Corporate Secretary	29	29
Lisa Esparza	55	Executive Vice President and Chief Human Resource Officer	3	3
Dave Koehler	56	Chief Operating Officer, Non-Franchised Business	13	32
Jeff Parent	60	Chief Operating Officer	2	27
Michael Manley has served as our Chief Executive Officer and as a member of our Board since November 2021. Prior to joining AutoNation, Mr. Manley served as Head of Americas and as a member of the Group Executive Council for Stellantis N.V., one of the largest automotive original equipment manufacturers in the world, from January 2021 until October 2021. From July 2018 until January 2021, he served as Chief Executive Officer of Fiat Chrysler Automobiles N.V. (“FCA”), a predecessor to Stellantis N.V. Mr. Manley joined DaimlerChrysler (a predecessor to FCA) in 2000 and, prior to becoming FCA’s Chief Executive Officer, served in a number of management-level roles with increasing responsibility overseeing various aspects of FCA’s operations, including as Executive Vice President - International Sales & Marketing, Business Development and Global Product Planning Operations, Chief Executive Officer of Jeep, Chief Executive Officer of Ram, Chief Operating Officer for the Asia Pacific region, and FCA Global Executive Council member. Mr. Manley currently serves on the Board of Directors of Dover Corporation (NYSE: DOV), a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions, and support services.
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
Gianluca Camplone has served as our Chief Operating Officer, AutoNation Parts, and Executive Vice President, Business Development since March 2022. Mr. Camplone is responsible for overseeing the Company’s business strategy, corporate development, and Parts teams. Prior to joining AutoNation, Mr. Camplone was a Senior Partner at McKinsey & Company, a global management consulting firm, from December 1996 to February 2022, where he was the leader in their Advanced Industries global practice and Private Equity Industrial practice in North America.
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
Dave Koehler has served as our Chief Operating Officer, Non-Franchised Business since March 2022. Mr. Koehler is responsible for overseeing AutoNation USA, AutoNation Mobile Service, and AutoNation Auto Auctions. Previously, Mr. Koehler was the Eastern Region President for our stores located in Alabama, Florida, Georgia, Illinois, Maryland, Minnesota, New York, Ohio, Tennessee, and Virginia from May 2019 to February 2022. Prior to being promoted to Eastern Region President in May 2019, Mr. Koehler held several key positions within AutoNation, including General Manager, Market President, and Senior Vice President of Sales between 2011 to 2019.
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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation Finance, statements regarding our expectations for the future performance of our business and the automotive retail industry, including during 2025, statements regarding the impact of the CDK Global (“CDK”) outage on our business and the availability of insurance or other sources of recovery, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
Approximately 16.0 million, 15.6 million, and 13.9 million new vehicles, including retail and fleet vehicles, were sold in the United States in 2024, 2023, and 2022, respectively. Our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of parts and automotive repair and maintenance services and automotive finance and insurance products and our ability to approve/provide financing to customers.
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
The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As a result, we are subject to a concentration of risk, and our business could be materially adversely impacted by the financial distress, including bankruptcy, of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
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
Further, we rely on various third-party suppliers for key products and services to support our business, including CDK, the provider of our dealer management system (“DMS”), which supports our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions. Outsourcing to third-party suppliers reduces our direct control over the services rendered, as we do not have control over their business operations, governance, or compliance systems, practices, and procedures. If our suppliers fail to deliver products or services on a timely basis and at reasonable prices for any reason, or if the third-parties’ services are interrupted, disabled, sub-standard, or otherwise deficient, as they have been or may be in the future, our business continuity or recovery programs may not be sufficient to mitigate the harm that may result, and we could face difficulties operating our business and suffer reputational harm, and our results of operations and financial condition could be adversely impacted. See the risk factor, “We depend on information technology for our business and are subject to risks related to cybersecurity threats and incidents, including those affecting our third-party suppliers and other service providers. A failure of our information systems or any cybersecurity breaches or unauthorized disclosure of confidential information could have a material adverse effect on our business, disrupt our business, and adversely impact our reputation and results of operations” below for additional information on the CDK cyber incident in June 2024.
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
Risks Related to Strategic Initiatives
We are investing significantly in various strategic initiatives, including the planned expansion of our AutoNation Finance business, our AutoNation USA used vehicle stores, and our AutoNation Mobile Service business, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in various strategic initiatives, including the planned expansion of our AutoNation Finance business, our AutoNation USA used vehicle stores, and our AutoNation Mobile Service business. These strategic initiatives may be impacted by a number of variables, including customer adoption, availability of used vehicle inventory, demand for our branded products, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. There can be no assurance that these initiatives will be successful or that the amount we invest in these initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results, and we may be required to incur impairment charges.
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
The automotive retail and finance industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance products, indirect auto financing, origination and servicing of consumer auto finance loans, vehicle protection products, advertising, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, the environment, vehicle emissions and fuel economy, health and safety, and employment practices. With respect to motor vehicle sales, retail installment sales, leasing, finance and insurance products, vehicle protection products, and advertising, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to our indirect auto financing and origination and servicing of consumer auto finance loans through our captive auto finance company, we are subject to extensive governmental laws and regulations relating to finance companies that could subject us to regulatory enforcement actions, including consent orders or similar orders where we may be required to revise the practices of our captive auto finance company, remunerate customers, or pay fines. In addition, as the assignee of consumer loans previously originated by third-party dealers prior to October 2023, our captive auto finance company could be named as a co-defendant in litigation initiated by consumers primarily against a specific dealer. Our captive auto finance company may also be involved in litigation with dealers or other third-party service providers, which could materially adversely impact our business, operating results, and prospects. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. See the risk factor “We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects” above. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations or the unfavorable resolution of one or more lawsuits, regulatory enforcement actions, or governmental investigations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
The Dodd-Frank Act established the CFPB, an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded from the Dodd-Frank Act, the CFPB could engage in additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. Further, the CFPB has supervisory authority over certain non-bank lenders, including automotive finance companies, such as our captive auto finance company. The CFPB can use this authority to conduct supervisory examinations or initiate enforcement actions and/or litigation to ensure compliance with various federal consumer protection laws. The CFPB, other federal agencies, state governmental authorities, and individuals could assert claims arising out of actual or alleged violations of law, which could expose us to significant damages or other penalties, including revocation or suspension of the licenses necessary to conduct business and fines, in addition to adverse publicity.
The Dodd-Frank Act also provided the FTC with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers. In January 2024, the FTC published the Combating Auto Retail Scams Final Rule (“CARS Rule”), which prohibits certain automotive sales and marketing practices and establishes significant new dealer disclosure and record-keeping requirements broadly applicable throughout the car-buying process. The Fifth Circuit Court of Appeals has recently vacated the CARS Rule on procedural grounds, but the FTC could appeal such ruling or take other actions to reissue the CARS Rule in a manner that conforms with the Fifth Circuit’s judgment. To the extent that the CARS Rule ultimately becomes effective or that states enact similar requirements, we may be subject to new administrative burdens that would likely increase our costs and could expose us to significant damages, other penalties, and/or adverse publicity.
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
Our business is dependent upon the efficient operation of our information systems. We rely on our information systems to manage, among other things, our sales, inventory, and service efforts, including through our digital channels, and customer information, as well as to prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Our facilities and systems could experience security breaches, malicious software (malware, ransomware, and viruses), lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known retailers and other large companies have disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such retailers had been affected notwithstanding the preventative measures such retailers had in place.
In addition, we rely on third-party service providers to support our operations, including CDK, the provider of our DMS. These third-party service providers, with whom we may share data, are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems, as well as employee failures. We do not have control over third-party service providers’ business operations, governance, or compliance systems, practices, and procedures, and management of multiple third-party service providers increases our operational complexity. Third-parties’ services have been and may in the future be interrupted, disabled, sub-standard, or otherwise deficient, including as a result of a cybersecurity incident, and we have in the past incurred, and may in the future incur, additional costs as a result, including disruption to our information systems and business operations and reputational harm. For example, in June 2024, we were notified by CDK that it was experiencing a cyber incident impacting its systems, including the systems necessary to support our DMS, which supports our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions (“Core Functions”). The incident resulted in outages of our DMS and Core Functions (the “CDK outage”), causing disruption and adverse impacts to our business, including our productivity. Access to our DMS and Core Functions was restored by the end of June 2024. Certain ancillary systems and integrations, such as those that help automate ordering, scheduling, payment, sales, and reporting processes, were restored by the end of July with residual impacts resolved by the end of the third quarter 2024. See “Results of Operations” in Part II, Item 7 of this Form 10-K for a discussion on the financial impact of the CDK outage to our 2024 results.
Future cybersecurity incidents or other events involving our information technology systems or those of our third-party service providers may disrupt our information systems and business operations, result in the theft, misappropriation, loss, or other unauthorized disclosure of confidential information, damage our reputation, expose us to the risks of litigation and liability, or reduce our customers’ willingness to do business with us, which could adversely affect our business, financial condition, and results of operations.
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
As of December 31, 2024, we had $3.8 billion of total non-vehicle long-term debt, $3.7 billion of vehicle floorplan financing, and $801.5 million of non-recourse debt under our warehouse facilities. Our substantial indebtedness could have important consequences. For example:
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
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity. During 2024, we recorded non-cash impairment charges of $12.5 million associated with franchise rights at certain of our stores. See Note 19 of the Notes to Consolidated Financial Statements for more information.
Our minority equity investments with readily determinable fair values are required to be measured at fair value each reporting period, which could adversely impact our results of operations and financial condition. The carrying values of our minority equity investments that do not have readily determinable fair values are required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
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
We have elected to measure our minority equity investments that do not have readily determinable fair values using a measurement alternative permitted by accounting standards, and we recorded these equity investments at cost to be subsequently adjusted for observable price changes or impairment, if any. There may be future issuances of identical or similar equity securities by the same issuer that would result in observable price changes that could result in upward or downward adjustments to these equity investments. A material downward adjustment to or impairment of these equity investments could adversely impact our results of operations and financial condition. During 2024, we identified an observable transaction for the issuance of similar equity securities of the same issuer of one of our equity investments and recorded a downward adjustment to this equity investment of $8.4 million based on the observable price change.
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
Based on filings made with the SEC through February 12, 2025, William H. Gates III beneficially owns approximately 18.1% of the outstanding shares of our common stock, through holdings by Cascade Investment, L.L.C. (“Cascade”), which is solely owned by Mr. Gates. As a result, Cascade may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 12, 2025, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 8.3% of the outstanding shares of our common stock. As a result, ESL may also have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.

In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 12, 2025, William H. Gates III and ESL beneficially own approximately 26.4% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.
General Risk Factors
Natural disasters and adverse weather events, including the effects of climate change, can disrupt our business.
Our stores are concentrated in states and regions in the United States, including primarily Florida, California, and Texas, in which actual or threatened natural disasters and severe weather events (such as hailstorms, hurricanes, earthquakes, fires, tornadoes, snowstorms, and landslides) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition, and cash flows. The effects of climate change may serve as a risk multiplier increasing the frequency, severity, and duration of natural disasters and adverse weather events that may affect our business operations. In addition to business interruption, the automotive retail business is subject to substantial risk of property loss due to the significant concentration of property values at store locations.
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
To date, risks from cybersecurity threats have not materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our efforts to ensure the integrity of our computer systems, software, networks, and other technology assets, we may not be able to anticipate, detect, or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. See the risk factor “We depend on information technology for our business and are subject to risks related to cybersecurity threats and incidents, including those affecting our third-party suppliers and other service providers. A failure of our information systems or any cybersecurity breaches or unauthorized disclosure of confidential information could have a material adverse effect on our business, disrupt our business, and adversely impact our reputation and results of operations.” in Part I, Item 1A of this Form 10-K.
Governance
Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and oversees risks associated with cybersecurity threats. The Board’s Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this area. The Audit Committee is composed of independent directors with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.
Our Chief Information Security Officer (“CISO”) plays a pivotal role in informing the Audit Committee on cybersecurity risks. He provides comprehensive briefings to the Audit Committee on a quarterly basis or more frequently as needed. These briefings encompass a broad range of topics, including emerging threats, the status of ongoing cybersecurity initiatives, and incident reports and learnings from any cybersecurity events. The Audit Committee actively participates and offers guidance in strategic decisions related to cybersecurity. This involvement helps ensure that cybersecurity considerations are integrated into our broader strategic objectives.
Our CISO is responsible for assessing, monitoring, and managing our cybersecurity risks. With nearly three decades of experience in the field of cybersecurity, including extensive experience as an enterprise CISO, his in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our cybersecurity governance programs, tests our compliance with applicable standards, remediates known risks, and leads our employee cybersecurity training program.
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

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2029. We also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 20 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, parts distribution centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” As of February 12, 2025, there were 976 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three and twelve months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2024 – October 31, 2024	—	$—	—	$965.1
November 1, 2024 – November 30, 2024	369,900	$163.09	369,900	$904.8
December 1, 2024 – December 31, 2024	257,748	$170.82	257,748	$860.8
Total for three months ended December 31, 2024	627,648		627,648
Total for twelve months ended December 31, 2024	2,859,655		2,859,655

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was announced on April 26, 2024 for repurchases of up to an additional $1.0 billion. In 2024, all of the shares that we repurchased were repurchased under our stock repurchase program. As of February 12, 2025, $860.8 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2019 through December 31, 2024 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2019 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
AutoNation Inc.
S&P 500
Peer Group

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/2019	12/2020	12/2021	12/2022	12/2023	12/2024
AutoNation Inc.	100.00	143.51	240.28	220.65	308.82	349.25
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Public Auto Retail Peer Group	100.00	125.66	169.74	122.92	171.62	186.35

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K includes discussion of year-to-year comparisons between 2024 and 2023. Discussion of year-to-year comparisons between 2023 and 2022 (other than for AutoNation Finance, a new reportable segment, for which discussion is included herein) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2024, we owned and operated 325 new vehicle franchises from 243 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 31 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2024, we also owned and operated 52 AutoNation-branded collision centers, 24 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing through our captive auto finance company on vehicles we sell.
As of December 31, 2024, we had four reportable segments: Domestic, Import, Premium Luxury, and AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. AutoNation Finance is our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
For the year ended December 31, 2024, new vehicle sales accounted for 49% of our total revenue and 16% of our total gross profit. Used vehicle sales accounted for 29% of our total revenue and 9% of our total gross profit. Our parts and service operations, while comprising 17% of our total revenue, contributed 46% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 28% of our total gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales were 16.0 million in 2024, as compared to 15.6 million in 2023, and 13.9 million in 2022. Although still below historical levels, new vehicle inventory levels continued to increase during 2024 due to higher levels of manufacturer vehicle production. The increasing supply and availability of new vehicle inventory, which varies by make and model, has resulted in moderation of new vehicle pricing and margins, which we expect will continue in 2025. Additionally, the increased availability and affordability of new vehicles and an increase in manufacturer new vehicle incentives, including low-interest financing and customer rebates, has resulted in a shift in mix from used vehicles to new vehicles. Lower new vehicle sales in recent years has also resulted in lower availability of used vehicle inventory, particularly for late model vehicles.
System Outage Due to CDK Cyber Incident
On June 19, 2024, we were notified by CDK that it was experiencing a cyber incident impacting its systems, including the systems necessary to support our DMS, which supports our dealership operations, including our Core Functions. The incident resulted in outages of our DMS and Core Functions, also referred to as the CDK outage, causing disruption and adverse impacts to our business, including our productivity. Access to our DMS and Core Functions was restored as of June 29, 2024. Certain ancillary systems and integrations, such as those that help automate ordering, scheduling, payment, sales, and reporting processes, were restored by the end of July with residual impacts resolved by the end of the third quarter 2024. See “Results of Operations” below for a discussion on the financial impact of the CDK outage to our 2024 results.
Results of Operations
We had net income of $692.2 million and diluted earnings per share of $16.92 in 2024, as compared to net income of $1.0 billion and diluted earnings per share of $22.74 in 2023.
Our total gross profit decreased 7% during 2024, as compared to 2023, driven by decreases in new vehicle gross profit of 27%, used vehicle gross profit of 14%, and finance and insurance gross profit of 4%, partially offset by an increase in parts and service gross profit of 3%. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from increasing supply and availability of new vehicle inventory, which has resulted in moderation of margins. Used vehicle gross profit was adversely impacted by a decrease in used vehicle unit volume and a shift in mix towards lower-priced entry-level vehicles, which have relatively lower average gross profit PVR. Finance and insurance gross profit was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company, which we expect will be offset by greater profitability generated by our AutoNation Finance business over time. Parts and service results benefited primarily from an increase in gross profit from warranty service and customer-pay service.
SG&A expenses were impacted by certain one-time costs related to the CDK outage, principally consisting of compensation of approximately $43 million paid to commission-based associates to ensure business continuity. These costs were largely offset by a decrease in performance-driven compensation expense partly resulting from the CDK outage. In addition, floorplan interest expense increased primarily due to higher average vehicle floorplan balances.
As a result of the CDK outage and its residual effects, we estimate earnings per share in 2024 were negatively impacted by approximately $1.75 per share, without taking into account any potential recoveries related to the incident. The estimated impact is comprised of internal estimates of lost income and the one-time costs incurred related to the incident, described above.
Net income during 2024 benefited from an after-tax net gain of $35.3 million related to business/property dispositions, net of asset impairments, partially offset by after-tax franchise rights impairments of $9.4 million and after-tax self-insured losses of $8.8 million primarily related to weather-related catastrophes. During 2023, net income was adversely impacted by an after-tax loss of $12.4 million from weather-related catastrophes.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at December 31, 2024 and 2023, were approximately 42,600 and 35,300, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-

downs of $2.0 million at December 31, 2024. We had no new vehicle inventory cumulative write-downs at December 31, 2023.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $7.8 million at December 31, 2024, and $12.2 million at December 31, 2023.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $8.3 million at December 31, 2024, and $7.8 million at December 31, 2023.
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
We elected to perform quantitative tests for our annual goodwill impairment testing as of April 30, 2024, and no impairment charges resulted from these quantitative tests. The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of each reporting unit. See Note 19 of the Notes to Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing.
The fair values of the Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units substantially exceeded their carrying values as of April 30, 2024. The fair value of the Mobile Service reporting unit, which relates to the mobile automotive repair and maintenance business we acquired in the first quarter of 2023, exceeded carrying value by approximately 25%. The key assumptions used in our estimate of fair value for our Mobile Service reporting unit included revenue growth rates to calculate projected future cash flows. As a measure of sensitivity, if the revenue growth rates decreased by 20%, the fair value would have still slightly exceeded the carrying value of the Mobile Service reporting unit. This result and discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used given the number of assumptions used in determining fair value and the degree of sensitivity to changes in such assumptions.
As of December 31, 2024, we have $223.4 million of goodwill related to the Domestic reporting unit, $524.3 million related to the Import reporting unit, $481.7 million related to the Premium Luxury reporting unit, $140.5 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.

Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired. We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2024, and no impairment charges resulted from these quantitative tests. We identified 15 stores that, while they each had franchise rights fair value in excess of or equal to carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values as of April 30, 2024.
The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 19 of the Notes to Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. Based on a sensitivity analysis of these estimates and assumptions, including if the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2024, the resulting impairment charge would have been approximately $3 million. The sensitivity analysis performed, including the effect of a hypothetical 10% decrease in fair value estimates, is not intended to provide a sensitivity analysis of every potential outcome.
During the fourth quarter of 2024, we concluded that a triggering event had occurred that indicated the fair values of franchise rights for two stores may have been less than their carrying values. Therefore, we performed quantitative franchise rights impairment tests for these stores during the fourth quarter of 2024. As a result of the quantitative tests, we determined the franchise rights for both stores were fully impaired, and we recorded non-cash franchise rights impairment charges of $12.5 million during the fourth quarter of 2024. As of December 31, 2024, we had 79 stores with franchise rights totaling $861.2 million.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2024 vs. 2023			2023 vs. 2022
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$13,048.2	$12,767.4	$280.8	2.2	$11,754.4	$1,013.0	8.6
Retail used vehicle	7,076.8	7,639.5	(562.7)	(7.4)	9,020.9	(1,381.4)	(15.3)
Wholesale	643.1	559.0	84.1	15.0	640.9	(81.9)	(12.8)
Used vehicle	7,719.9	8,198.5	(478.6)	(5.8)	9,661.8	(1,463.3)	(15.1)
Finance and insurance, net	1,360.1	1,418.8	(58.7)	(4.1)	1,437.3	(18.5)	(1.3)
Total variable operations(1)	22,128.2	22,384.7	(256.5)	(1.1)	22,853.5	(468.8)	(2.1)
Parts and service	4,614.6	4,533.7	80.9	1.8	4,100.6	433.1	10.6
Other	22.6	30.5	(7.9)		30.9	(0.4)
Total revenue	$26,765.4	$26,948.9	$(183.5)	(0.7)	$26,985.0	$(36.1)	(0.1)
Gross profit:
New vehicle	$775.5	$1,061.8	$(286.3)	(27.0)	$1,366.6	$(304.8)	(22.3)
Retail used vehicle	414.4	493.1	(78.7)	(16.0)	538.3	(45.2)	(8.4)
Wholesale	24.1	14.9	9.2		14.8	0.1
Used vehicle	438.5	508.0	(69.5)	(13.7)	553.1	(45.1)	(8.2)
Finance and insurance	1,360.1	1,418.8	(58.7)	(4.1)	1,437.3	(18.5)	(1.3)
Total variable operations(1)	2,574.1	2,988.6	(414.5)	(13.9)	3,357.0	(368.4)	(11.0)
Parts and service	2,209.0	2,139.3	69.7	3.3	1,900.3	239.0	12.6
Other	2.3	3.6	(1.3)		8.0	(4.4)
Total gross profit	4,785.4	5,131.5	(346.1)	(6.7)	5,265.3	(133.8)	(2.5)
AutoNation Finance income (loss)	(9.3)	(13.9)	4.6		(37.6)	23.7
Selling, general, and administrative expenses	3,263.9	3,253.2	(10.7)	(0.3)	3,026.1	(227.1)	(7.5)
Depreciation and amortization	240.7	220.5	(20.2)		200.3	(20.2)
Franchise rights impairment	12.5	—	(12.5)		—	—
Other income, net	(46.5)	(8.0)	38.5		(23.2)	(15.2)
Operating income	1,305.5	1,651.9	(346.4)	(21.0)	2,024.5	(372.6)	(18.4)
Non-operating income (expense) items:
Floorplan interest expense	(218.9)	(144.7)	(74.2)		(41.4)	(103.3)
Other interest expense	(179.7)	(181.4)	1.7		(134.9)	(46.5)
Other income (loss), net	9.8	24.4	(14.6)		(14.7)	39.1
Income from continuing operations before income taxes	$916.7	$1,350.2	$(433.5)	(32.1)	$1,833.5	$(483.3)	(26.4)
Retail vehicle unit sales:
New vehicle	254,715	244,546	10,169	4.2	229,971	14,575	6.3
Used vehicle	265,908	274,019	(8,111)	(3.0)	299,806	(25,787)	(8.6)
	520,623	518,565	2,058	0.4	529,777	(11,212)	(2.1)
Revenue per vehicle retailed:
New vehicle	$51,227	$52,209	$(982)	(1.9)	$51,113	$1,096	2.1
Used vehicle	$26,614	$27,879	$(1,265)	(4.5)	$30,089	$(2,210)	(7.3)
Gross profit per vehicle retailed:
New vehicle	$3,045	$4,342	$(1,297)	(29.9)	$5,942	$(1,600)	(26.9)
Used vehicle	$1,558	$1,800	$(242)	(13.4)	$1,795	$5	0.3
Finance and insurance	$2,612	$2,736	$(124)	(4.5)	$2,713	$23	0.8
Total variable operations(2)	$4,898	$5,734	$(836)	(14.6)	$6,309	$(575)	(9.1)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2024 (%)	2023 (%)	2022 (%)
Revenue mix percentages:
New vehicle	48.8	47.4	43.6
Used vehicle	28.8	30.4	35.8
Parts and service	17.2	16.8	15.2
Finance and insurance, net	5.1	5.3	5.3
Other	0.1	0.1	0.1
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	16.2	20.7	26.0
Used vehicle	9.2	9.9	10.5
Parts and service	46.2	41.7	36.1
Finance and insurance	28.4	27.6	27.3
Other	—	0.1	0.1
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.9	8.3	11.6
Used vehicle-retail	5.9	6.5	6.0
Parts and service	47.9	47.2	46.3
Total	17.9	19.0	19.5
Selling, general, and administrative expenses	12.2	12.1	11.2
Operating income	4.9	6.1	7.5
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	68.2	63.4	57.5
Operating income	27.3	32.2	38.4

	December 31,
	2024	2023
Days supply:
New vehicle (industry standard of selling days)	39 days	36 days
Used vehicle (trailing calendar month days)	37 days	39 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the year 2023 column that is being compared to the year 2024 column may differ from the amounts presented in the year 2023 column that is being compared to the year 2022 column. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$12,909.0	$12,627.3	$281.7	2.2	$12,572.1	$11,698.7	$873.4	7.5
Retail used vehicle	6,826.2	7,495.5	(669.3)	(8.9)	7,385.6	8,959.6	(1,574.0)	(17.6)
Wholesale	613.6	547.6	66.0	12.1	544.5	633.6	(89.1)	(14.1)
Used vehicle	7,439.8	8,043.1	(603.3)	(7.5)	7,930.1	9,593.2	(1,663.1)	(17.3)
Finance and insurance, net	1,326.9	1,398.1	(71.2)	(5.1)	1,385.5	1,430.2	(44.7)	(3.1)
Total variable operations(1)	21,675.7	22,068.5	(392.8)	(1.8)	21,887.7	22,722.1	(834.4)	(3.7)
Parts and service	4,503.5	4,393.0	110.5	2.5	4,431.8	4,073.3	358.5	8.8
Other	22.5	30.4	(7.9)		30.1	30.5	(0.4)
Total revenue	$26,201.7	$26,491.9	$(290.2)	(1.1)	$26,349.6	$26,825.9	$(476.3)	(1.8)
Gross profit:
New vehicle	$769.5	$1,052.9	$(283.4)	(26.9)	$1,048.4	$1,361.8	$(313.4)	(23.0)
Retail used vehicle	403.3	485.0	(81.7)	(16.8)	477.1	536.1	(59.0)	(11.0)
Wholesale	26.8	15.7	11.1		16.3	15.9	0.4
Used vehicle	430.1	500.7	(70.6)	(14.1)	493.4	552.0	(58.6)	(10.6)
Finance and insurance	1,326.9	1,398.1	(71.2)	(5.1)	1,385.5	1,430.2	(44.7)	(3.1)
Total variable operations(1)	2,526.5	2,951.7	(425.2)	(14.4)	2,927.3	3,344.0	(416.7)	(12.5)
Parts and service	2,163.3	2,089.4	73.9	3.5	2,097.9	1,882.4	215.5	11.4
Other	2.1	3.6	(1.5)		3.4	7.9	(4.5)
Total gross profit	$4,691.9	$5,044.7	$(352.8)	(7.0)	$5,028.6	$5,234.3	$(205.7)	(3.9)
Retail vehicle unit sales:
New vehicle	251,642	241,749	9,893	4.1	240,327	229,098	11,229	4.9
Used vehicle	254,481	268,010	(13,529)	(5.0)	263,642	297,970	(34,328)	(11.5)
Total	506,123	509,759	(3,636)	(0.7)	503,969	527,068	(23,099)	(4.4)
Revenue per vehicle retailed:
New vehicle	$51,299	$52,233	$(934)	(1.8)	$52,312	$51,064	$1,248	2.4
Used vehicle	$26,824	$27,967	$(1,143)	(4.1)	$28,014	$30,069	$(2,055)	(6.8)
Gross profit per vehicle retailed:
New vehicle	$3,058	$4,355	$(1,297)	(29.8)	$4,362	$5,944	$(1,582)	(26.6)
Used vehicle	$1,585	$1,810	$(225)	(12.4)	$1,810	$1,799	$11	0.6
Finance and insurance	$2,622	$2,743	$(121)	(4.4)	$2,749	$2,714	$35	1.3
Total variable operations(2)	$4,939	$5,760	$(821)	(14.3)	$5,776	$6,314	$(538)	(8.5)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2024 (%)	2023 (%)	2023 (%)	2022 (%)
Revenue mix percentages:
New vehicle	49.3	47.7	47.7	43.6
Used vehicle	28.4	30.4	30.1	35.8
Parts and service	17.2	16.6	16.8	15.2
Finance and insurance, net	5.1	5.3	5.3	5.3
Other	—	—	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	16.4	20.9	20.8	26.0
Used vehicle	9.2	9.9	9.8	10.5
Parts and service	46.1	41.4	41.7	36.0
Finance and insurance	28.3	27.7	27.6	27.3
Other	—	0.1	0.1	0.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.0	8.3	8.3	11.6
Used vehicle-retail	5.9	6.5	6.5	6.0
Parts and service	48.0	47.6	47.3	46.2
Total	17.9	19.0	19.1	19.5

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2024	2023	2024 vs. 2023			2023 vs. 2022
			Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$13,048.2	$12,767.4	$280.8	2.2	$11,754.4	$1,013.0	8.6
Gross profit	$775.5	$1,061.8	$(286.3)	(27.0)	$1,366.6	$(304.8)	(22.3)
Retail vehicle unit sales	254,715	244,546	10,169	4.2	229,971	14,575	6.3
Revenue per vehicle retailed	$51,227	$52,209	$(982)	(1.9)	$51,113	$1,096	2.1
Gross profit per vehicle retailed	$3,045	$4,342	$(1,297)	(29.9)	$5,942	$(1,600)	(26.9)
Gross profit as a percentage of revenue	5.9%	8.3%			11.6%
Inventory days supply (industry standard of selling days)	39 days	36 days

	Years Ended December 31,
	2024	2023	2024 vs. 2023		2023	2022	2023 vs. 2022
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$12,909.0	$12,627.3	$281.7	2.2	$12,572.1	$11,698.7	$873.4	7.5
Gross profit	$769.5	$1,052.9	$(283.4)	(26.9)	$1,048.4	$1,361.8	$(313.4)	(23.0)
Retail vehicle unit sales	251,642	241,749	9,893	4.1	240,327	229,098	11,229	4.9
Revenue per vehicle retailed	$51,299	$52,233	$(934)	(1.8)	$52,312	$51,064	$1,248	2.4
Gross profit per vehicle retailed	$3,058	$4,355	$(1,297)	(29.8)	$4,362	$5,944	$(1,582)	(26.6)
Gross profit as a percentage of revenue	6.0%	8.3%			8.3%	11.6%

The following discussion of new vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $139.2 million, $140.1 million, and $55.7 million in new vehicle revenue and $6.0 million, $8.9 million, and $4.8 million in new vehicle gross profit for 2024, 2023, and 2022, respectively, is related to acquisition and divestiture activity, as applicable in a given year.
2024 compared to 2023
Same store new vehicle revenue increased during 2024, as compared to 2023, due to an increase in same store unit volume, partially offset by a decrease in same store revenue PVR. Same store unit volume benefited from the increasing supply and availability of new vehicle inventory, particularly for Import manufacturers, and sustained consumer demand. Same store unit volume also benefited from an increase in vehicle affordability, partially due to an increase in manufacturer incentives, including low-interest financing and rebates. The increase in same store unit volume was partially offset by a decrease in productivity as a result of the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024.
Same store new vehicle revenue and gross profit PVR both decreased during 2024, as compared to 2023, primarily due to increasing supply and availability of new vehicle inventory, which has resulted in moderation of pricing and margins. Same store new vehicle revenue PVR was also adversely impacted by decreases in manufacturers’ suggested retail prices and a shift in mix away from Premium Luxury vehicles, which have relatively higher average selling prices.

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

	Years Ended December 31,
($ in millions)	2024	2023	Variance 2024 vs. 2023	2022	Variance 2023 vs. 2022
Floorplan assistance	$136.8	$125.8	$11.0	$108.9	$16.9
New vehicle floorplan interest expense	(210.6)	(132.1)	(78.5)	(35.5)	(96.6)
Net new vehicle inventory carrying benefit (expense)	$(73.8)	$(6.3)	$(67.5)	$73.4	$(79.7)
2024 compared to 2023
The net new vehicle inventory carrying expense increased in 2024, as compared to 2023, due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased primarily due to higher average floorplan balances. Floorplan assistance increased due to higher new vehicle unit sales and an increase in the average floorplan assistance rate per unit. Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates. From the first quarter of 2020, when the Federal Reserve cut interest rates to near 0%, up until the third quarter of 2023, we had a net new vehicle inventory carrying benefit. Additionally, over this same period, our average vehicle floorplan balances were significantly lower than historical standards due to manufacturers’ new vehicle inventory supply constraints. With the increases in new vehicle inventory supply and interest rates, floorplan interest expense has increased significantly. If interest rates remain at their current levels or increase without a corresponding increase in floorplan assistance or a decrease in average new vehicle inventory levels, we would expect that we will continue to incur a net new vehicle inventory carrying expense.

Used Vehicle

	Years Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions, except per vehicle data)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$7,076.8	$7,639.5	$(562.7)	(7.4)	$9,020.9	$(1,381.4)	(15.3)
Wholesale revenue	643.1	559.0	84.1	15.0	640.9	(81.9)	(12.8)
Total revenue	$7,719.9	$8,198.5	$(478.6)	(5.8)	$9,661.8	$(1,463.3)	(15.1)
Retail gross profit	$414.4	$493.1	$(78.7)	(16.0)	$538.3	$(45.2)	(8.4)
Wholesale gross profit	24.1	14.9	9.2		14.8	0.1
Total gross profit	$438.5	$508.0	$(69.5)	(13.7)	$553.1	$(45.1)	(8.2)
Retail vehicle unit sales	265,908	274,019	(8,111)	(3.0)	299,806	(25,787)	(8.6)
Revenue per vehicle retailed	$26,614	$27,879	$(1,265)	(4.5)	$30,089	$(2,210)	(7.3)
Gross profit per vehicle retailed	$1,558	$1,800	$(242)	(13.4)	$1,795	$5	0.3
Gross profit as a % of retail revenue	5.9%	6.5%			6.0%
Inventory days supply (trailing calendar month days)	37 days	39 days

	Years Ended December 31,
	2024	2023	2024 vs. 2023		2023	2022	2023 vs. 2022
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$6,826.2	$7,495.5	$(669.3)	(8.9)	$7,385.6	$8,959.6	$(1,574.0)	(17.6)
Wholesale revenue	613.6	547.6	66.0	12.1	544.5	633.6	(89.1)	(14.1)
Total revenue	$7,439.8	$8,043.1	$(603.3)	(7.5)	$7,930.1	$9,593.2	$(1,663.1)	(17.3)
Retail gross profit	$403.3	$485.0	$(81.7)	(16.8)	$477.1	$536.1	$(59.0)	(11.0)
Wholesale gross profit	26.8	15.7	11.1		16.3	15.9	0.4
Total gross profit	$430.1	$500.7	$(70.6)	(14.1)	$493.4	$552.0	$(58.6)	(10.6)
Retail vehicle unit sales	254,481	268,010	(13,529)	(5.0)	263,642	297,970	(34,328)	(11.5)
Revenue per vehicle retailed	$26,824	$27,967	$(1,143)	(4.1)	$28,014	$30,069	$(2,055)	(6.8)
Gross profit per vehicle retailed	$1,585	$1,810	$(225)	(12.4)	$1,810	$1,799	$11	0.6
Gross profit as a % of retail revenue	5.9%	6.5%			6.5%	6.0%

The following discussion of used vehicle results is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $250.6 million, $144.0 million, and $61.3 million in retail used vehicle revenue and $11.1 million, $8.1 million, and $2.2 million in retail used vehicle gross profit for 2024, 2023, and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA used vehicle stores, as applicable in a given year.

2024 compared to 2023
Same store retail used vehicle revenue decreased during 2024, as compared to 2023, due to a decrease in same store unit volume and a decrease in same store revenue PVR. The decrease in same store unit volume, particularly for mid- to higher-priced used vehicles, is the result of the shift in mix from used vehicles to new vehicles due in part to lower availability and levels of late model used vehicles, as well as increasing supply of new vehicle inventory, an increase in manufacturer new vehicle incentives, and moderation of new vehicle pricing. In addition, same store unit volume was adversely impacted by the CDK outage, which resulted in a decrease in productivity from the disruption to our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024 and less than optimal levels and mix of used vehicle inventory at the start of the third quarter of 2024.

Same store used vehicle revenue PVR and gross profit PVR decreased during 2024, as compared to 2023, primarily due to a shift in mix towards lower-priced entry-level vehicles, which have relatively lower average selling prices and gross profit PVR.

Parts & Service

	Years Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$4,614.6	$4,533.7	$80.9	1.8	$4,100.6	$433.1	10.6
Gross profit	$2,209.0	$2,139.3	$69.7	3.3	$1,900.3	$239.0	12.6
Gross profit as a percentage of revenue	47.9%	47.2%			46.3%

	Years Ended December 31,
			2024 vs. 2023				2023 vs. 2022
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$4,503.5	$4,393.0	$110.5	2.5	$4,431.8	$4,073.3	$358.5	8.8
Gross profit	$2,163.3	$2,089.4	$73.9	3.5	$2,097.9	$1,882.4	$215.5	11.4
Gross profit as a percentage of revenue	48.0%	47.6%			47.3%	46.2%

Parts and service revenue is primarily derived from vehicle repairs and maintenance paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
The following discussion of parts and service is on a same store basis. The difference between reported amounts and same store amounts in the above tables of $111.1 million, $140.7 million, and $27.3 million in parts and service revenue and $45.7 million, $49.9 million, and $17.9 million in parts and service gross profit for 2024, 2023, and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA used vehicle stores, as applicable in a given year.

2024 compared to 2023
Same store parts and service revenue increased during 2024, as compared to 2023, primarily due to increases in revenue associated with warranty service of $95.3 million and customer-pay service of $40.1 million, partially offset by a decrease in wholesale parts sales of $27.8 million.
Same store parts and service gross profit increased during 2024, as compared to 2023, primarily due to an increase in gross profit associated with warranty service of $66.4 million and customer-pay service of $10.9 million.
Parts and service revenue and gross profit associated with warranty service benefited from improved parts and labor rates, an increase in repair order volume, and higher value repair orders. Customer-pay revenue and gross profit benefited from higher value repair orders. The increases in parts and service revenue and gross profit were partially offset by the CDK outage, which disrupted our sales and service processes, resulting in a decrease in repair order volume and parts sales.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2024 vs. 2023			2023 vs. 2022
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$1,360.1	$1,418.8	$(58.7)	(4.1)	$1,437.3	$(18.5)	(1.3)
Gross profit per vehicle retailed	$2,612	$2,736	$(124)	(4.5)	$2,713	$23	0.8

	Years Ended December 31,
			2024 vs. 2023				2023 vs. 2022
	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2023	2022	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$1,326.9	$1,398.1	$(71.2)	(5.1)	$1,385.5	$1,430.2	$(44.7)	(3.1)
Gross profit per vehicle retailed	$2,622	$2,743	$(121)	(4.4)	$2,749	$2,714	$35	1.3

Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with third-party financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. We sell these products on a commission basis, and we also participate in the future underwriting profit on certain products pursuant to retrospective commission arrangements with the issuers of those products.
As we continue to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores, we expect that income related to arranging customer financing will shift to AutoNation Finance and that the resulting decrease in finance and insurance gross profit will be offset by greater profitability generated by our AutoNation Finance business. Interest income on financing provided through AutoNation Finance is recognized over the contractual term of the related loans. See “AutoNation Finance” for additional information.
The following discussion of finance and insurance results is on a same store basis. The difference between reported amounts and same store amounts in finance and insurance revenue and gross profit in the above tables of $33.2 million, $20.7 million, and $7.1 million for 2024, 2023, and 2022, respectively, is related to acquisition and divestiture activity, as well as the opening of AutoNation USA used vehicle stores, as applicable in a given year.
2024 compared to 2023
Same store finance and insurance revenue and gross profit decreased during 2024, as compared to 2023, due to decreases in finance and insurance gross profit PVR and used vehicle unit volume, partially offset by an increase in new vehicle unit volume. Finance and insurance gross profit PVR was adversely impacted by an increase in retail vehicle sales financed through our captive auto finance company, as well as a decrease in product penetration, driven in part by the CDK outage, which disrupted our finance and insurance sales process including our ability to offer certain products. The decreases in finance and insurance gross profit PVR were partially offset by higher realized margins on certain vehicle protection products.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,140.3	$7,573.2	$(432.9)	(5.7)	$7,987.5	$(414.3)	(5.2)
Import	8,156.9	7,880.9	276.0	3.5	7,690.3	190.6	2.5
Premium Luxury	10,139.9	10,266.4	(126.5)	(1.2)	10,278.1	(11.7)	(0.1)
Total Franchised Dealerships	25,437.1	25,720.5	(283.4)	(1.1)	25,955.9	(235.4)	(0.9)
Corporate and other	1,328.3	1,228.4	99.9	8.1	1,029.1	199.3	19.4
Total consolidated revenue	$26,765.4	$26,948.9	$(183.5)	(0.7)	$26,985.0	$(36.1)	(0.1)
Segment income(1):
Domestic	$254.9	$415.4	$(160.5)	(38.6)	$565.3	$(149.9)	(26.5)
Import	476.6	635.0	(158.4)	(24.9)	734.2	(99.2)	(13.5)
Premium Luxury	675.7	836.5	(160.8)	(19.2)	969.1	(132.6)	(13.7)
Total Franchised Dealerships	1,407.2	1,886.9	(479.7)	(25.4)	2,268.6	(381.7)	(16.8)
AutoNation Finance income (loss)	(9.3)	(13.9)	4.6		(37.6)	23.7
Corporate and other(2)	(311.3)	(365.8)	54.5		(247.9)	(117.9)
Floorplan interest expense	218.9	144.7	(74.2)		41.4	(103.3)
Operating income	$1,305.5	$1,651.9	$(346.4)	(21.0)	$2,024.5	$(372.6)	(18.4)

Retail new vehicle unit sales:
Domestic	69,268	67,471	1,797	2.7	66,375	1,096	1.7
Import	116,242	108,068	8,174	7.6	95,886	12,182	12.7
Premium Luxury	69,205	69,007	198	0.3	67,710	1,297	1.9
	254,715	244,546	10,169	4.2	229,971	14,575	6.3

Retail used vehicle unit sales:
Domestic	74,851	84,552	(9,701)	(11.5)	97,642	(13,090)	(13.4)
Import	90,761	91,146	(385)	(0.4)	100,131	(8,985)	(9.0)
Premium Luxury	73,435	75,334	(1,899)	(2.5)	83,858	(8,524)	(10.2)
Other	26,861	22,987	3,874	16.9	18,175	4,812	26.5
	265,908	274,019	(8,111)	(3.0)	299,806	(25,787)	(8.6)

(1) Segment income for the Domestic, Import, and Premium Luxury reportable segments is a non-GAAP measure and is defined as operating income less floorplan interest expense.
(2) Comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and AutoNation Mobile Service, all of which do not meet the quantitative thresholds for reportable segments. “Corporate and other” income (loss) also includes unallocated corporate overhead expenses and other income items.

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,527.1	$3,525.0	$2.1	0.1	$3,409.1	$115.9	3.4
Used vehicle	2,057.5	2,428.4	(370.9)	(15.3)	3,022.3	(593.9)	(19.7)
Parts and service	1,146.0	1,184.7	(38.7)	(3.3)	1,092.7	92.0	8.4
Finance and insurance, net	402.5	432.0	(29.5)	(6.8)	460.3	(28.3)	(6.1)
Other	7.2	3.1	4.1		3.1	—
Total Revenue	$7,140.3	$7,573.2	$(432.9)	(5.7)	$7,987.5	$(414.3)	(5.2)
Segment income	$254.9	$415.4	$(160.5)	(38.6)	$565.3	$(149.9)	(26.5)
Retail new vehicle unit sales	69,268	67,471	1,797	2.7	66,375	1,096	1.7
Retail used vehicle unit sales	74,851	84,552	(9,701)	(11.5)	97,642	(13,090)	(13.4)

2024 compared to 2023
Domestic revenue decreased during 2024, as compared to 2023, primarily due to a decrease in used vehicle revenue and the divestitures we completed in the third quarter of 2024. Used vehicle revenue was adversely impacted by a decrease in unit volume due to a shift in mix from used vehicles to new vehicles, and a decrease in revenue PVR due to a shift in mix towards lower-priced entry-level vehicles, which have relatively lower average selling prices. Domestic revenue was also adversely impacted by the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024, and its residual effects in the third quarter of 2024. The decreases in Domestic revenue were partially offset by an increase in new vehicle unit volume as a result of the increasing supply and availability of new vehicle inventory, an increase in manufacturer incentives, including low-interest financing and rebates, and sustained consumer demand.
Domestic segment income decreased during 2024, as compared to 2023, primarily due to decreases in new vehicle gross profit, used vehicle gross profit, and finance and insurance gross profit. New vehicle gross profit was adversely impacted by continued moderation of margins resulting from the increasing supply and availability of new vehicle inventory. Used vehicle gross profit was adversely impacted by a shift in mix towards lower-priced entry-level vehicles, which have a relatively lower average gross profit PVR, and a decrease in used vehicle unit volume due in part to the shift in mix from used vehicles to new vehicles. Finance and insurance gross profit was adversely impacted by the decrease in used vehicle unit volume and an increase in retail vehicle sales financed through our captive auto finance company. Domestic segment income was also adversely impacted by decreases in gross profit resulting from the CDK outage.

Import
The Import segment operating results included the following:

	Years Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$4,320.0	$3,996.0	$324.0	8.1	$3,473.0	$523.0	15.1
Used vehicle	2,162.5	2,222.2	(59.7)	(2.7)	2,652.7	(430.5)	(16.2)
Parts and service	1,194.7	1,150.1	44.6	3.9	1,050.9	99.2	9.4
Finance and insurance, net	470.9	490.1	(19.2)	(3.9)	494.1	(4.0)	(0.8)
Other	8.8	22.5	(13.7)		19.6	2.9
Total Revenue	$8,156.9	$7,880.9	$276.0	3.5	$7,690.3	$190.6	2.5
Segment income	$476.6	$635.0	$(158.4)	(24.9)	$734.2	$(99.2)	(13.5)
Retail new vehicle unit sales	116,242	108,068	8,174	7.6	95,886	12,182	12.7
Retail used vehicle unit sales	90,761	91,146	(385)	(0.4)	100,131	(8,985)	(9.0)

2024 compared to 2023
Import revenue increased during 2024, as compared to 2023, primarily due to increases in new vehicle revenue and parts and service revenue, partially offset by a decrease in used vehicle revenue. New vehicle revenue benefited from an increase in new vehicle unit volume due to the increasing supply and availability of new vehicle inventory and sustained consumer demand. Parts and service revenue benefited from increases in revenue associated with warranty service and the preparation of vehicles for sale. Used vehicle revenue was adversely impacted by a decrease in used vehicle revenue PVR due to the shift in mix towards lower-priced entry-level used vehicles, which have relatively lower average selling prices. Import revenue was also adversely impacted by the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024, and its residual effects in the third quarter of 2024.
Import segment income decreased during 2024, as compared to 2023, primarily due to a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply and availability of new vehicle inventory. Import segment income was adversely impacted by an increase in SG&A expenses, largely due to the acquisitions we completed in 2023 and the one-time compensation paid to commission-based associates during the CDK outage, as well as decreases in gross profit resulting from the CDK outage.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$5,201.1	$5,246.4	$(45.3)	(0.9)	$4,872.3	$374.1	7.7
Used vehicle	2,837.0	2,979.5	(142.5)	(4.8)	3,499.8	(520.3)	(14.9)
Parts and service	1,667.4	1,593.1	74.3	4.7	1,448.6	144.5	10.0
Finance and insurance, net	434.1	446.2	(12.1)	(2.7)	453.8	(7.6)	(1.7)
Other	0.3	1.2	(0.9)		3.6	(2.4)
Total Revenue	$10,139.9	$10,266.4	$(126.5)	(1.2)	$10,278.1	$(11.7)	(0.1)
Segment income	$675.7	$836.5	$(160.8)	(19.2)	$969.1	$(132.6)	(13.7)
Retail new vehicle unit sales	69,205	69,007	198	0.3	67,710	1,297	1.9
Retail used vehicle unit sales	73,435	75,334	(1,899)	(2.5)	83,858	(8,524)	(10.2)

2024 compared to 2023
Premium Luxury revenue decreased during 2024, as compared to 2023, primarily due to decreases in new and used vehicle revenue. New vehicle revenue was adversely impacted by the continued moderation of pricing resulting from the increasing supply and availability of new vehicle inventory. Used vehicle revenue was adversely impacted by a decrease in unit volume due to the shift in mix from used vehicles to new vehicles, and a decrease in revenue PVR due to the shift in mix towards lower-priced entry-level used vehicles, which have relatively lower average selling prices. Premium Luxury revenue was also adversely impacted by the CDK outage, which disrupted our vehicle sales, inventory, and customer relationship management functions in the latter half of June 2024, and its residual effects in the third quarter of 2024. The decreases in Premium Luxury revenue were partially offset by increases in parts and service revenue associated with warranty service and customer-pay service.
Premium Luxury segment income decreased during 2024, as compared to 2023, primarily due to a decrease in new vehicle gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins resulting from the increasing supply and availability of new vehicle inventory. Premium Luxury segment income was also adversely impacted by an increase in floorplan interest expense and decreases in gross profit resulting from the CDK outage.

AutoNation Finance
AutoNation Finance (“ANF”), our captive auto finance company, provides indirect financing to qualified retail customers on vehicles we sell. This business provides us an opportunity to extend our relationship with the customer beyond the vehicle sale and participate in the customer’s entire vehicle ownership cycle. As a result, we are able to diversify our sources of income, generate additional profits, cash flows, and sales, and increase customer retention. Prior to October 2023, ANF also purchased retail vehicle installment sales contracts through third-party dealers.
ANF income (loss) includes the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued or used to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, direct expenses, and gains or losses on the sale of auto loans receivable. Interest income on auto loans receivable is recognized over the contractual term of the related loans. ANF income (loss) does not include amortization of intercompany discounts or intercompany dealer participation fees. The following table presents the components of ANF income (loss):

	2024	%(1)	2023	%(1)	2022	%(1)
Interest margin:
Interest and fee income	$118.4	15.7%	$84.0	20.9%	$20.6	22.5%
Interest expense	(39.8)	(5.3)%	(20.8)	(5.2)%	(4.7)	(5.1)%
Total interest margin	78.6	10.4%	63.2	15.7%	15.9	17.3%
Provision for credit losses	(57.5)	(7.6)%	(45.9)	(11.4)%	(44.0)	NM
Total interest margin after provision for loan losses	21.1	2.8%	17.3	4.3%	(28.1)	NM
Direct expenses(2)	(37.8)	(5.0)%	(39.3)	(9.8)%	(9.5)	(10.4)%
Gain on sale of auto loans receivable	7.4	1.0%	8.1	2.0%	—	—%
AutoNation Finance income (loss)	$(9.3)	(1.2)%	$(13.9)	(3.5)%	$(37.6)	NM

NM - Not meaningful
(1) Percentage of total average managed receivables (annualized amounts for 2022).
(2) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.
2024 compared to 2023
ANF loss decreased during 2024, as compared to 2023, primarily due to increased interest income from the growth in managed receivables and a declining expected credit loss rate. Managed receivables increased during the year as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores. The declining expected credit loss rate reflects the improved credit quality of new loan originations and the sale of third-party receivables originated through third-party dealers. In addition, ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.
2023 compared to 2022
We acquired CIG Financial, which we renamed AutoNation Finance, on October 1, 2022. ANF loss decreased during 2023, as compared to 2022, as 2022 reflects the initial credit loss expense of $34.2 million associated with the auto loan portfolio acquired in 2022. Interest margin increased in 2023, as compared to 2022, as 2023 reflects a full calendar year of activity as compared to one quarter of activity in 2022, as well as the growth in managed receivables.

The following tables present selected loan origination and loan performance information:

	2024	2023	2022
Loan Origination Information
Loans originated	$1,057.3	$336.0	$66.5
Vehicle units financed	31,492	13,148	3,278
Penetration rate(1)	6.0%	2.5%	0.6%
Weighted average contract rate	12.2%	16.9%	18.9%
Weighted average credit score (2)	678	623	595
Weighted average loan-to-value (3)	104.0%	104.8%	106.7%
Weighted average term (in months)	72.0	67.0	61.0

(1) Units financed as a percentage of total new and used vehicle retail units sold.
(2) Represents weighted average FICO scores for receivables with obligors that have a FICO score at the time of application. For receivables with co-borrowers, we use the primary borrower’s FICO score. FICO scores are not a significant factor in our proprietary credit model, which relies on information from credit bureaus and other information.

(3) Front-end loan-to-value represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title, and fees.

	2024	2023	2022
Loan Performance Information
Total average managed receivables	$753.7	$401.4	$366.9
Allowance for credit losses as a percentage of ending managed receivables	5.0%	10.3%	15.3%
Net credit losses on managed receivables	$34.5	$41.0	$8.0
Annualized net credit losses as a percentage of total average managed receivables	4.6%	10.2%	8.7%
Past due accounts as a percentage of ending managed receivables	2.6%	6.5%	5.2%
Average recovery rate (1)	37.2%	43.1%	47.7%

(1) Represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.
We typically use non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions, as well as free cash flows from operations to fund the auto loans receivable of ANF. See Notes 6 and 11 of the Notes to Consolidated Financial Statements for more information about our auto loans receivables and related non-recourse debt, respectively.

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

	Years Ended December 31,
			2024 vs. 2023			2023 vs. 2022
($ in millions)	2024	2023	Variance Favorable / (Unfavorable)	% Variance	2022	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$2,107.8	$2,126.9	$19.1	0.9	$2,061.3	$(65.6)	(3.2)
Advertising	255.5	243.5	(12.0)	(4.9)	184.3	(59.2)	(32.1)
Store and corporate overhead	900.6	882.8	(17.8)	(2.0)	780.5	(102.3)	(13.1)
Total	$3,263.9	$3,253.2	$(10.7)	(0.3)	$3,026.1	$(227.1)	(7.5)

SG&A as a % of total gross profit:
Compensation	44.0	41.4	(260)	bps	39.1	(230)	bps
Advertising	5.4	4.8	(60)	bps	3.6	(120)	bps
Store and corporate overhead	18.8	17.2	(160)	bps	14.8	(240)	bps
Total	68.2	63.4	(480)	bps	57.5	(590)	bps
2024 compared to 2023
SG&A expenses slightly increased in 2024, as compared to 2023, primarily due to certain one-time compensation of approximately $43 million paid to commission-based associates to ensure business continuity as a result of the CDK outage, acquisitions and newly opened stores, an increase in transportation-related costs for parts and service customers, and an increase in advertising expenses to support vehicle sales. The increases in SG&A expenses were partially offset by a decrease in performance-driven compensation expenses partly resulting from the CDK outage, which disrupted our sales and service processes, and divestitures. As a percentage of total gross profit, SG&A expenses increased to 68.2% during 2024, from 63.4% in 2023, primarily due to moderation of gross profit, as well as the decrease in gross profit resulting from the CDK outage and the one-time compensation paid to commission-based associates during the year.
Other Income, Net (Operating)
Other Income, Net includes the gains or losses associated with business/property divestitures, legal settlements, and asset impairments, among other items.
During 2024, we recognized net gains of $55.1 million related to business/property divestitures, which were partially offset by asset impairments of $9.3 million.
Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
Floorplan interest expense was $218.9 million in 2024 and $144.7 million in 2023. The increase in floorplan interest expense of $74.2 million in 2024, as compared to 2023, was primarily due to higher average vehicle floorplan balances.

Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations. Other interest expense was $179.7 million in 2024 compared to $181.4 million in 2023. The decrease in interest expense of $1.7 million was driven by lower average interest rates, partially offset by higher average debt balances.
Other Income (Loss), Net
During 2024 and 2023, we recognized net gains of $14.5 million and $16.4 million, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
During 2024 and 2023, we recorded a net unrealized loss of $7.0 million and a net unrealized gain of $5.2 million, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 19 of the Notes to Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. Our effective income tax rate was 24.5% in 2024 and 24.4% in 2023.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014. Results from discontinued operations, net of income taxes, were primarily related to a gain on the sale of real estate in the first quarter of 2023 associated with a store that was closed prior to January 1, 2014.

Liquidity and Capital Resources
We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through operations, and amounts available under our revolving credit facility, commercial paper program, secured used vehicle floorplan facilities, and non-recourse warehouse facilities will be sufficient to fund our working capital requirements, fund the origination of auto loans receivable, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to augment our liquidity, to reduce our cost of capital, or for general corporate purposes. In addition, we may seek to securitize auto loans receivable to provide funding for our auto finance company.

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2024 and 2023:

(In millions)	December 31, 2024		December 31, 2023
Cash and cash equivalents	$59.8		$60.8
Revolving credit facility	$1,899.2	(1)	$1,899.2
Secured used vehicle floorplan facilities(2)	$0.4		$0.9
Non-recourse warehouse facilities(3)	$1.1		$—
(1)    At December 31, 2024, we had $0.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $630.0 million of commercial paper notes outstanding at December 31, 2024. See Note 11 of the Notes to Consolidated Financial Statements for additional information.
(2)    Based on the eligible used vehicle inventory that could have been pledged as collateral. See Note 7 of the Notes to Consolidated Financial Statements for additional information.
(3)    Based on the eligible auto loans receivable that have been pledged as collateral. See Note 11 of the Notes to Consolidated Financial Statements for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At December 31, 2024, surety bonds, letters of credit, and cash deposits totaled $124.3 million, including the $0.8 million of letters of credit issued under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
In February 2022, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At December 31, 2024, these properties had a net book value of $2.8 billion. None of these properties are mortgaged or encumbered.
Capital Allocation
Our capital allocation strategy is focused on growing long-term value per share. We invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises and new AutoNation USA used vehicle stores, as well as for other strategic and technology initiatives. We also deploy capital opportunistically to complete acquisitions or investments, build facilities for newly awarded franchises, and/or repurchase our common stock and/or debt. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete acquisitions that meet our strategic objectives, market and vehicle brand criteria, and/or return on investment threshold, and limitations set forth in our debt agreements.

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2024	2023	2022
Shares repurchased	2.9	6.4	15.6
Aggregate purchase price(1)	$460.0	$863.6	$1,710.2
Average purchase price per share	$160.86	$134.68	$109.86

(1) Excludes the excise tax accrual imposed under the Inflation Reduction Act of $4.2 million for 2024 and $8.1 million for 2023.
The decision to repurchase shares at any given point in time is based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our maximum leverage ratio, minimum interest coverage ratio, and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as acquisitions or investments, capital investments in our current businesses, or repurchases of our debt.
As of December 31, 2024, $860.8 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2024	2023	2022
Purchases of property and equipment	$328.5	$410.3	$329.0
Acquisitions and Divestitures
During 2024, we did not purchase any stores. During 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, which we renamed AutoNation Mobile Service, and we also purchased one Domestic store, five Import stores, and one Premium Luxury store. During 2022, we acquired CIG Financial, an auto finance company, which we renamed AutoNation Finance, and we also purchased three Domestic stores and one Import store.
We divested seven Domestic stores and one Import store during 2024. We divested one Domestic store during 2023. We divested three Premium Luxury stores during 2022.

(In millions)	2024	2023	2022
Cash used in business acquisitions, net(1)	$—	$(271.4)	$(191.6)
Cash received from business divestitures, net	$156.0	$23.2	$55.2

(1) Excludes finance leases.

Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2024 and 2023:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2024	2023
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$—	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		350.0	362.2
			3,150.0	3,612.2
Less: unamortized debt discounts and debt issuance costs			(17.9)	(21.9)
Less: current maturities			(518.5)	(462.4)
Long-term debt, net of current maturities			$2,613.6	$3,127.9
In November 2024, we repaid the outstanding $450.0 million of 3.5% Senior Notes due 2024. Our 4.5% Senior Notes due 2025 will mature on October 1, 2025, and were, therefore, reclassified to current during the fourth quarter of 2024.
We had $630.0 million and $440.0 million of commercial paper notes outstanding as of December 31, 2024 and 2023, respectively.
We had non-recourse debt under our warehouse facilities of $801.5 million at December 31, 2024, and $209.4 million at December 31, 2023, and non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) of $24.7 million at December 31, 2024, and $50.5 million at December 31, 2023.
A downgrade in our credit ratings could negatively impact the interest rate payable on our 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes and could negatively impact our ability to issue, or the interest rates for, commercial paper notes. Additionally, an increase in our leverage ratio could negatively impact the interest rates charged for borrowings under our revolving credit facility.
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

As of December 31, 2024, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At December 31, 2024, our leverage and interest coverage ratios were as follows:

December 31, 2024
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.45x
Interest coverage ratio	≥ 3.00x	4.24x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2024	2023
Vehicle floorplan payable - trade	$2,216.2	$1,760.0
Vehicle floorplan payable - non-trade	1,493.5	1,622.4
Vehicle floorplan payable	$3,709.7	$3,382.4
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables. See Note 7 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2024	2023	2022
Net cash provided by operating activities	$314.7	$724.0	$1,668.1
Net cash provided by (used in) investing activities	$12.3	$(569.9)	$(479.3)
Net cash used in financing activities	$(300.6)	$(172.5)	$(1,154.0)
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
2024 compared to 2023
Net cash provided by operating activities decreased during 2024, as compared to 2023, primarily due to an increase in originations of auto loans receivable for vehicles sold through our stores as we continued to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores, as well as a decrease in earnings, partially offset by a decrease in working capital requirements.
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

2024 compared to 2023
During 2024, we had net cash provided by investing activities, as compared to net cash used in investing activities during 2023, primarily due to a decrease in cash used in business acquisitions, an increase in cash received from business divestitures, a decrease in originations of loans receivable acquired through third-party dealers, and a decrease in capital expenditures.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
2024 compared to 2023
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade totaling net repayments of $113.5 million during 2024 compared to net proceeds of $425.3 million during 2023, and changes in commercial paper notes outstanding totaling net proceeds of $190.0 million during 2024 compared to net proceeds of $390.0 million during 2023.
In November 2024, we repaid the outstanding $450.0 million of 3.5% Senior Notes due 2024.
During 2024, we continued to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores. As a result, we borrowed $1.5 billion and repaid $946.7 million under our non-recourse debt facilities in 2024. During 2023, we borrowed $324.0 million and repaid $392.7 million under our non-recourse debt facilities.
During 2024, we repurchased 2.9 million shares of common stock for an aggregate purchase price of $460.0 million (average purchase price per share of $160.86), excluding the excise tax imposed under the Inflation Reduction Act. During 2023, we repurchased 6.4 million shares of our common stock for an aggregate purchase price of $863.6 million (average purchase price per share of $134.68), excluding the excise tax imposed under the Inflation Reduction Act.

Material Cash Requirements
The following table summarizes our current and long-term material cash requirements as of December 31, 2024. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2025)	1 - 3 Years (2026 and 2027)	3 - 5 Years (2028 and 2029)	More Than 5 Years (2030 and thereafter)
Vehicle floorplan payable (Note 7)(1)	$3,709.7	$3,709.7	$—	$—	$—
Non-vehicle long-term debt, including finance leases (Note 11)(1)(2)	3,150.0	519.0	330.0	433.2	1,867.8
Commercial paper (Note 11)(1)	630.0	630.0	—	—	—
Interest payments(3)	584.2	115.2	181.2	147.9	139.9
Operating lease and other commitments (Note 10)(1)(4)	571.3	65.3	114.7	97.8	293.5
Deferred compensation obligations (Note 1)(1)(5)	139.5	7.9	—	—	131.6
Estimated chargeback liability (Note 12)(1)(6)	209.3	117.2	77.7	13.8	0.6
Estimated self-insurance obligations (Note 13)(1)(7)	120.2	52.2	37.5	15.5	15.0
Purchase obligations and other commitments(8)	334.9	243.6	66.3	23.4	1.6
Total	$9,449.1	$5,460.1	$807.4	$731.6	$2,450.0
(1)See Notes to Consolidated Financial Statements.
(2)Amounts for non-vehicle long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $3.9 million or debt issuance costs of $14.0 million.
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
(8)Primarily represents purchase orders and contracts in connection with real estate construction projects and information technology and communication systems, as well as acquisition-related commitments.
We expect that the amounts above will be funded through cash flows from operations or borrowings under our commercial paper program or credit agreement. In the case of payments due upon the maturity of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business.

The table above excludes the non-recourse debt that relates to auto loans receivable funded through asset-backed term securitizations and/or warehouse facilities. These receivables can only be used as collateral to settle obligations of this non-recourse debt. In addition, the investors and/or creditors in the non-recourse debt have no recourse to our assets for payment of the debt beyond the related receivables, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable. Non-recourse debt, net of unamortized debt discounts and issuance costs, totaled $826.0 million at December 31, 2024. See Note 6 and Note 11 to the Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2024, surety bonds, letters of credit, and cash deposits totaled $124.3 million, of which $0.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 14 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation Finance, statements regarding our expectations for the future performance of our business and the automotive retail industry, including during 2025, statements regarding the impact of the CDK outage on our business and the availability of insurance or other sources of recovery, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
•We are investing significantly in various strategic initiatives, including the planned expansion of our AutoNation Finance business, our AutoNation USA used vehicle stores, and our AutoNation Mobile Service business, and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
•Our minority equity investments with readily determinable fair values are required to be measured at fair value each reporting period, which could adversely impact our results of operations and financial condition. The carrying values of our minority equity investments that do not have readily determinable fair values are required to be adjusted for observable price changes or impairments, both of which could adversely impact our results of operations and financial condition.
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
We had $3.7 billion of variable rate vehicle floorplan payable at December 31, 2024, and $3.4 billion at December 31, 2023. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $37.1 million in 2024 and $33.8 million in 2023. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $630.0 million of commercial paper notes outstanding at December 31, 2024, and $440.0 million at December 31, 2023. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $6.3 million in 2024 and $4.4 million in 2023.
Our fixed rate senior unsecured notes totaled $2.8 billion and had a fair value of $2.6 billion as of December 31, 2024, and totaled $3.2 billion and had a fair value of $3.0 billion as of December 31, 2023.
As of December 31, 2024, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $20.0 million at December 31, 2024 and $22.8 million at December 31, 2023. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $2.0 million in 2024 and $2.3 million in 2023. We also have minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $49.8 million at December 31, 2024 and $56.7 million at December 31, 2023. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $5.0 million in 2024 and $5.7 million in 2023. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of franchise rights
As described in Note 9 to the consolidated financial statements, the franchise rights balance as of December 31, 2024 was $861.2 million. The Company performs franchise rights impairment testing annually or more frequently when events or changes indicate that impairment may have occurred. During the fiscal year ended December 31, 2024, the Company performed a quantitative impairment analysis of its franchise rights.
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
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Fort Lauderdale, Florida
February 14, 2025

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59.8	$60.8
Receivables, net of allowance for credit losses of $3.3 million and $2.1 million, respectively	1,066.3	1,040.4
Inventory	3,360.0	3,033.4
Other current assets	211.9	172.3
Total Current Assets	4,698.0	4,306.9
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $54.8 million and $46.3 million, respectively	1,057.1	402.4
PROPERTY AND EQUIPMENT, NET	3,791.9	3,791.6
OPERATING LEASE ASSETS	391.1	392.1
GOODWILL	1,452.9	1,465.8
OTHER INTANGIBLE ASSETS, NET	905.9	927.8
OTHER ASSETS	704.8	693.4
Total Assets	$13,001.7	$11,980.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,216.2	$1,760.0
Vehicle floorplan payable - non-trade	1,493.5	1,622.4
Accounts payable	376.6	344.7
Commercial paper	630.0	440.0
Current maturities of long-term debt	518.5	462.4
Current portion of non-recourse debt	28.3	8.8
Other current liabilities	1,049.1	944.2
Total Current Liabilities	6,312.2	5,582.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,613.6	3,127.9
NON-RECOURSE DEBT, NET OF CURRENT PORTION	797.7	249.6
NONCURRENT OPERATING LEASE LIABILITIES	356.9	363.2
DEFERRED INCOME TAXES	83.1	85.0
OTHER LIABILITIES	380.9	360.4
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at December 31, 2024, and 63,562,149 shares issued at December 31, 2023, including shares held in treasury	0.6	0.6
Additional paid-in capital	20.3	22.4
Retained earnings	5,331.8	4,643.0
Treasury stock, at cost; 24,527,869 and 21,917,635 shares held, respectively	(2,895.4)	(2,454.6)
Total Shareholders’ Equity	2,457.3	2,211.4
Total Liabilities and Shareholders’ Equity	$13,001.7	$11,980.0
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2024	2023	2022
Revenue:
New vehicle	$13,048.2	$12,767.4	$11,754.4
Used vehicle	7,719.9	8,198.5	9,661.8
Parts and service	4,614.6	4,533.7	4,100.6
Finance and insurance, net	1,360.1	1,418.8	1,437.3
Other	22.6	30.5	30.9
TOTAL REVENUE	26,765.4	26,948.9	26,985.0
Cost of Sales:
New vehicle	12,272.7	11,705.6	10,387.8
Used vehicle	7,281.4	7,690.5	9,108.7
Parts and service	2,405.6	2,394.4	2,200.3
Other	20.3	26.9	22.9
TOTAL COST OF SALES	21,980.0	21,817.4	21,719.7
Gross Profit:
New vehicle	775.5	1,061.8	1,366.6
Used vehicle	438.5	508.0	553.1
Parts and service	2,209.0	2,139.3	1,900.3
Finance and insurance	1,360.1	1,418.8	1,437.3
Other	2.3	3.6	8.0
TOTAL GROSS PROFIT	4,785.4	5,131.5	5,265.3
AUTONATION FINANCE INCOME (LOSS)	(9.3)	(13.9)	(37.6)
Selling, general, and administrative expenses	3,263.9	3,253.2	3,026.1
Depreciation and amortization	240.7	220.5	200.3
Franchise rights impairment	12.5	—	—
Other income, net	(46.5)	(8.0)	(23.2)
OPERATING INCOME	1,305.5	1,651.9	2,024.5
Non-operating income (expense) items:
Floorplan interest expense	(218.9)	(144.7)	(41.4)
Other interest expense	(179.7)	(181.4)	(134.9)
Other income (loss), net	9.8	24.4	(14.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	916.7	1,350.2	1,833.5
Income tax provision	224.5	330.0	455.8
NET INCOME FROM CONTINUING OPERATIONS	692.2	1,020.2	1,377.7
Income (loss) from discontinued operations, net of income taxes	—	0.9	(0.3)
NET INCOME	$692.2	$1,021.1	$1,377.4
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$17.09	$22.87	$24.47
Discontinued operations	$—	$0.02	$(0.01)
Net income	$17.09	$22.89	$24.47
Weighted average common shares outstanding	40.5	44.6	56.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$16.92	$22.72	$24.30
Discontinued operations	$—	$0.02	$(0.01)
Net income	$16.92	$22.74	$24.29
Weighted average common shares outstanding	40.9	44.9	56.7
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	39.0	41.6	47.6
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2024, 2023, and 2022
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	86,562,149	$0.8	$3.2	$4,639.9	$(2,266.9)	$2,377.0
Net income	—	—	—	1,377.4	—	1,377.4
Repurchases of common stock	—	—	—	—	(1,710.2)	(1,710.2)
Treasury stock cancellation	(23,000,000)	(0.2)	(7.8)	(2,295.5)	2,303.5	—
Stock-based compensation expense	—	—	31.5	—	—	31.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(23.8)	(58.1)	54	(27.9)
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8
Net income	—	—	—	1,021.1	—	1,021.1
Repurchases of common stock, including excise tax	—	—	—	—	(871.7)	(871.7)
Stock-based compensation expense	—	—	39.7	—	—	39.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(20.4)	(41.8)	36.7	(25.5)
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4
Net income	—	—	—	692.2	—	692.2
Repurchases of common stock, including excise tax	—	—	—	—	(464.2)	(464.2)
Stock-based compensation expense	—	—	36.5	—	—	36.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(38.6)	(3.4)	23.4	(18.6)
BALANCE AT DECEMBER 31, 2024	63,562,149	$0.6	$20.3	$5,331.8	$(2,895.4)	$2,457.3

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2024	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$692.2	$1,021.1	$1,377.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	—	(0.9)	0.3
Depreciation and amortization	240.7	220.5	200.3
Amortization of debt issuance costs and accretion of debt discounts	8.9	9.6	7.2
Stock-based compensation expense	36.5	39.7	31.5
Provision for credit losses on auto loans receivable	54.7	45.9	43.8
Deferred income tax provision (benefit)	(1.4)	20.1	1.3
Net gain related to business/property dispositions	(55.1)	(9.1)	(16.3)
Franchise rights impairment	12.5	—	—
Non-cash impairment charges	9.3	5.2	1.6
Loss (gain) on equity investments	7.0	(5.2)	(2.9)
Loss (gain) on corporate-owned life insurance asset	(14.5)	(16.4)	19.4
Gain on sale of auto loans receivable	(7.4)	(8.1)	—
Other	2.8	1.2	—
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	(25.9)	(178.2)	(129.2)
Auto loans receivable, net	(877.1)	(229.9)	—
Inventory	(398.5)	(950.1)	(175.5)
Other assets	32.2	(84.2)	(58.4)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	486.4	813.4	461.1
Accounts payable	34.7	8.1	(68.9)
Other liabilities	76.7	21.6	(24.3)
Net cash provided by continuing operations	314.7	724.3	1,668.4
Net cash used in discontinued operations	—	(0.3)	(0.3)
Net cash provided by operating activities	314.7	724.0	1,668.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(328.5)	(410.3)	(329.0)
Cash used in business acquisitions, net of cash acquired	—	(271.4)	(191.6)
Cash received from business divestitures, net of cash relinquished	156.0	23.2	55.2
Originations of auto loans receivable acquired through third-party dealers	—	(110.9)	(56.0)
Collections on auto loans receivable acquired through third-party dealers	79.0	135.0	36.4
Proceeds from the sale of auto loans receivable	96.0	68.7	—
Other	9.8	(4.2)	5.7
Net cash provided by (used in) continuing operations	12.3	(569.9)	(479.3)
Net cash used in discontinued operations	—	—	—
Net cash provided by (used in) investing activities	12.3	(569.9)	(479.3)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2024	2023	2022
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(460.0)	(874.4)	(1,699.5)
Proceeds from 3.85% Senior Notes due 2032	—	—	698.8
Payment of 3.5% Senior Notes due 2024	(450.0)	—	—
Net proceeds from (payments of) commercial paper	190.0	390.0	(290.0)
Proceeds from non-recourse debt	1,513.0	324.0	40.7
Payments of non-recourse debt	(946.7)	(392.7)	(35.6)
Payment of debt issuance costs	(1.8)	(6.6)	(7.1)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(113.5)	425.3	178.6
Payments of other debt obligations	(13.0)	(12.6)	(12.0)
Proceeds from the exercise of stock options	0.5	1.9	3.4
Payments of tax withholdings for stock-based awards	(19.1)	(27.4)	(31.3)
Net cash used in continuing operations	(300.6)	(172.5)	(1,154.0)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	(300.6)	(172.5)	(1,154.0)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	26.4	(18.4)	34.8
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of year	77.0	95.4	60.6
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of year	$103.4	$77.0	$95.4

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2024, we owned and operated 325 new vehicle franchises from 243 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 31 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2024, we also owned and operated 52 AutoNation-branded collision centers, 24 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing through our captive auto finance company on vehicles we sell. For convenience, the terms “AutoNation,” “Company,” “we,” “us,” and “our” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store and other operations are conducted by our subsidiaries.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of our automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. Intercompany accounts and transactions have been eliminated in the consolidation.
Certain amounts from the previously reported financial statements have been reclassified to conform to the financial statement presentation of the current period.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Auto Loans Receivable
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through our captive auto finance company, as well as retail vehicle installment sales contracts acquired through third-party dealers prior to October 2023. Auto loans receivable are presented net of an allowance for expected credit losses. See Note 6 of the Notes to Consolidated Financial Statements for additional information on our significant accounting policies related to auto loans receivable and the allowance for expected credit losses.
Financing and Securitization Transactions
Through wholly-owned, bankruptcy-remote, special purpose entities, we utilize warehouse facilities to fund auto loans receivable originated by our captive auto finance company. We also have term securitizations that were put in place prior to our acquisition of our captive auto finance company to provide long-term funding for certain auto loans receivable initially funded through the warehouse facilities. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables. We are required to evaluate the term securitization trusts for consolidation. See Note 11 of the Notes to Consolidated Financial Statements for more information on our non-recourse debt and consolidation of variable interest entities.
Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or net realizable value using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Our new vehicle inventory costs are generally reduced by manufacturer holdbacks (percentage of either the manufacturer’s suggested retail price or invoice price of a new vehicle that the manufacturer repays to the dealer), incentives, floorplan assistance, and non-reimbursement-based manufacturer advertising assistance. Parts, accessories, and other inventory are valued at the lower of cost or net realizable value. See Note 7 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Leased property meeting certain criteria is capitalized as a finance lease right-of-use asset and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Income, Net (within Operating Income) in the Consolidated Statements of Income. See Note 8 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Assets held for sale are reported in the “Corporate and other” category of our segment information. We had assets held for sale of $23.6 million at December 31, 2024, and $21.3 million at December 31, 2023.
See Note 19 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2024, 2023, and 2022.
Leases
We lease numerous facilities and various types of equipment relating to our operations. See Note 10 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies related to leases.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. During 2024, we did not record any goodwill impairment charges and recorded $12.5 million of franchise rights impairment charges. During 2023 and 2022, we did not record any goodwill or franchise rights impairment charges. See Note 9 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 19 of the Notes to Consolidated Financial Statements for information about our impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets consist of various items, including, among other items, prepaid expenses, deposits, assets held for sale, and contract assets. Other current assets also include restricted cash on deposit in reserve accounts for the benefit of holders of certain non-recourse debt. These funds are not expected to be available to the company or its creditors.
Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, and investments in equity securities.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, the current portions of finance and insurance chargeback liabilities and operating lease liabilities, customer deposits, income taxes payable, accrued expenses, and accrued interest payable.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of deferred compensation obligations, finance and insurance chargeback liabilities, contract liabilities, and self-insurance liabilities.
Employee Savings Plans
We offer a 401(k) plan to all of our associates and provided a matching contribution to certain associates that participate in the plan of $25.3 million in 2024, $24.5 million in 2023, and $19.9 million in 2022. Employer matching contributions are fully vested immediately upon contribution.
We offer a deferred compensation plan (the “Plan”) to provide certain associates and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $2.0 million for 2024, $2.1 million for 2023, and $1.3 million for 2022. One-third of the matching contribution is vested and credited to participants on the first day of the subsequent calendar year, and an

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. The balances due to participants in the Plan were $139.5 million as of December 31, 2024, and $129.3 million as of December 31, 2023, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
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
AutoNation Finance Income (Loss)
AutoNation Finance Income (Loss) includes the results of our captive auto finance company. See Note 3 of the Notes to Consolidated Financial Statements for more information.
Insurance
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, automobile, workers’ compensation, and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks, including related legal costs, are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. See Note 13 of the Notes to Consolidated Financial Statements for more information on our self-insurance liabilities.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $255.5 million in 2024, $243.5 million in 2023, and $184.3 million in 2022, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $63.0 million in 2024, $61.3 million in 2023, and $58.2 million in 2022. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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
Income Taxes
We file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. See Note 14 of the Notes to Consolidated Financial Statements for more detailed information related to income taxes.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted earnings per share is computed using the treasury stock method by dividing net income by the weighted average number of shares outstanding, noted above, including the dilutive effect of unvested RSU awards and stock options. See Note 4 of the Notes to Consolidated Financial Statements for more information on the computation of earnings per share.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this accounting standard for our fiscal year beginning January 1, 2024, retrospectively. Therefore, prior periods have been updated to conform with the current period presentation. See Note 22 of the Notes to Consolidated Financial Statements for our reportable segment disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements, but will require certain additional disclosures.

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

	Year Ended December 31, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,527.1	$4,320.0	$5,201.1	$—	$13,048.2
Used vehicle	2,057.5	2,162.5	2,837.0	662.9	7,719.9
Parts and service	1,146.0	1,194.7	1,667.4	606.5	4,614.6
Finance and insurance, net	402.5	470.9	434.1	52.6	1,360.1
Other	7.2	8.8	0.3	6.3	22.6
	$7,140.3	$8,156.9	$10,139.9	$1,328.3	$26,765.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$6,285.7	$7,212.3	$8,703.6	$916.4	$23,118.0
Goods and services transferred over time(2)	854.6	944.6	1,436.3	411.9	3,647.4
	$7,140.3	$8,156.9	$10,139.9	$1,328.3	$26,765.4

	Year Ended December 31, 2023
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,525.0	$3,996.0	$5,246.4	$—	$12,767.4
Used vehicle	2,428.4	2,222.2	2,979.5	568.4	8,198.5
Parts and service	1,184.7	1,150.1	1,593.1	605.8	4,533.7
Finance and insurance, net	432.0	490.1	446.2	50.5	1,418.8
Other	3.1	22.5	1.2	3.7	30.5
	$7,573.2	$7,880.9	$10,266.4	$1,228.4	$26,948.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$6,723.2	$6,988.3	$8,911.4	$819.9	$23,442.8
Goods and services transferred over time(2)	850.0	892.6	1,355.0	408.5	3,506.1
	$7,573.2	$7,880.9	$10,266.4	$1,228.4	$26,948.9

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
When we sell a new or used vehicle, we typically transfer control at a point in time upon delivery of the vehicle to the customer, which is generally at time of sale, as the customer is able to direct the use of, and obtain substantially all of the benefits from, the vehicle at such time. We do not directly finance our customers’ vehicle purchases or leases. We offer indirect financing on certain vehicles we sell, and income from such financing is reflected in AutoNation Finance Income (Loss) in our Consolidated Statements of Income. In many cases, we arrange third-party financing for the retail sale or lease of vehicles to our customers in exchange for a fee paid to us by the third-party financial institution. We receive payment directly from the customer at the time of sale, from the third-party financial institution (referred to as contracts-in-transit or vehicle receivables, which are part of our receivables from contracts with customers), or from our captive auto finance company within a short period of time following the sale. We establish provisions, which are not significant, for estimated returns and warranties on the basis of both historical information and current trends.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Additionally, we may be charged back for commissions related to finance and insurance products in the event of early termination, default, or prepayment of the contracts by end-customers (“chargebacks”). An estimated refund liability for chargebacks against the revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized and is based primarily on our historical chargeback experience. We update our measurement of the chargeback liability at each reporting date for changes in expectations about the amount of chargebacks. See Note 12 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
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

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$112.0	$39.0	$54.4	$18.6
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the balances at December 31 of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	2024	2023	2022
Receivables from contracts with customers, net	$774.0	$762.0	$634.5
Contract Asset (Current)	$20.4	$23.1	$27.7
Contract Asset (Long-Term)	$2.8	$3.2	$8.6
Contract Liability (Current)	$43.9	$42.5	$41.8
Contract Liability (Long-Term)	$72.9	$70.6	$66.6
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

	2024	2023	2022
Amounts included in contract liability at the beginning of the period	$37.1	$35.0	$33.6
Performance obligations satisfied in previous periods	$0.8	$—	$2.1
Other significant changes include contract assets reclassified to receivables of $23.8 million during 2024 and $29.1 million in 2023.
Contract Costs
For sales commissions incurred related to sales of vehicles and sales of finance and insurance products for which we act as agent, we have elected as a practical expedient to not capitalize the incremental costs to obtain those contracts since they are point-of-sale transactions and the amortization period would be immediate.
Sales commissions and third-party administrator fees incurred related to sales of VCP products are capitalized since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. We had capitalized costs incurred to obtain or fulfill a VCP contract with a customer of $11.0 million as of December 31, 2024, and $10.4 million at December 31, 2023. We amortized $4.0 million and $4.0 million of these capitalized costs during 2024 and 2023, respectively.

3. AUTONATION FINANCE INCOME (LOSS)
AutoNation Finance (“ANF”), our captive auto finance company, provides indirect financing to qualified retail customers on vehicles we sell. Prior to October 2023, ANF also purchased retail vehicle installment sales contracts through third-party dealers. ANF income (loss) includes the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued or used to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, direct expenses, and gains or losses on the sale of auto loans receivable. Interest income on auto loans receivable is recognized over the contractual term of the related loans. ANF income (loss) does not include amortization of intercompany discounts or intercompany dealer participation fees. Direct costs associated

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

with loan originations are capitalized and amortized using the effective interest method. The following table presents the components of AutoNation Finance income (loss):

	2024	2023	2022(1)
Interest margin:
Interest and fee income	$118.4	$84.0	$20.6
Interest expense	(39.8)	(20.8)	(4.7)
Total interest margin	78.6	63.2	15.9
Provision for credit losses	(57.5)	(45.9)	(44.0)
Total interest margin after provision for loan losses	21.1	17.3	(28.1)
Direct expenses(2)	(37.8)	(39.3)	(9.5)
Gain on sale of auto loans receivable	7.4	8.1	—
AutoNation Finance income (loss)	$(9.3)	$(13.9)	$(37.6)

(1) Reflects activity that occurred after the acquisition of CIG Financial on October 1, 2022. Provision for credit losses includes initial credit loss expense of $34.2 million associated with the auto loans portfolio acquired as part of the acquisition.

(2) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.
During 2024, we sold loans with an aggregate amortized cost of $88.6 million, net of allowance for expected credit losses of $11.7 million, for cash proceeds of $96.0 million. During 2023, we sold loans with an aggregate amortized cost of $60.6 million, net of allowance for expected credit losses of $16.1 million, for cash proceeds of $68.7 million. We recorded a net pre-tax gain on the sale of auto loans receivable of $7.4 million and $8.1 million during 2024 and 2023, respectively. We have no continuing involvement in the sold loans as they were sold without recourse to us for their post-sale performance.
We typically use non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions, as well as free cash flow from operations to fund the auto loans receivable of ANF. See Notes 6 and 11 of the Notes to Consolidated Financial Statements for more information about our auto loans receivable and related non-recourse debt, respectively.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. EARNINGS PER SHARE
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

	2024	2023	2022
Net income from continuing operations	$692.2	$1,020.2	$1,377.7
Income (loss) from discontinued operations, net of income taxes	—	0.9	(0.3)
Net income	$692.2	$1,021.1	$1,377.4

Basic weighted average common shares outstanding	40.5	44.6	56.3
Dilutive effect of unvested RSUs and stock options	0.4	0.3	0.4
Diluted weighted average common shares outstanding	40.9	44.9	56.7

Basic EPS amounts(1):
Continuing operations	$17.09	$22.87	$24.47
Discontinued operations	$—	$0.02	$(0.01)
Net income	$17.09	$22.89	$24.47

Diluted EPS amounts(1):
Continuing operations	$16.92	$22.72	$24.30
Discontinued operations	$—	$0.02	$(0.01)
Net income	$16.92	$22.74	$24.29

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
In June 2024, we experienced an outage of our dealer management system provided by CDK Global, which is used to support our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions. Access to core functions of this system was restored by the end of June 2024, and certain ancillary systems and integrations were restored by the end of July 2024, with residual impacts resolved by the end of the third quarter 2024. As a result, our results of operations and earnings per share were negatively impacted by lost income from the disruption to our operations and one-time compensation costs paid to commission-based associates to ensure business continuity.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, at December 31 are as follows:

	2024	2023
Contracts-in-transit and vehicle receivables	$560.2	$553.8
Trade receivables	168.5	173.2
Manufacturer receivables	267.1	240.5
Income taxes receivable (see Note 14)	—	11.1
Other	73.8	63.9
	1,069.6	1,042.5
Less: allowances for expected credit losses	(3.3)	(2.1)
Receivables, net	$1,066.3	$1,040.4
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

6. AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through AutoNation Finance, our captive auto finance company, as well as retail vehicle installment sales contracts acquired through third-party dealers prior to October 2023. Auto loans receivable are presented net of an allowance for expected credit losses. Auto loans receivable represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for expected credit losses.
Auto Loans Receivable, Net
The components of auto loans receivable, net of third-party unearned discounts and allowances for expected credit losses, at December 31, are as follows:

	2024	2023
Total auto loans receivable	$1,103.8	$451.2
Accrued interest and fees	8.2	4.8
Deferred loan origination costs	4.2	1.6
Less: unearned discounts	(4.3)	(8.9)
Less: allowances for expected credit losses	(54.8)	(46.3)
Auto loans receivable, net	$1,057.1	$402.4
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

credit tiers adequately reflect the customers’ likelihood of repayment, and if needed, adjustments are made to the scoring models on a prospective basis.
Auto Loans Receivable by Major Credit Program
The following table presents auto loans receivable as of December 31, 2024 and 2023, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of December 31, 2024	Weighted Average FICO Score	2024	2023	2022	2021	2020	Prior to 2020	Total
Credit Program Tier(1):
Palladium	734	$194.0	$—	$—	$—	$—	$—	$194.0
Rhodium	702	147.6	16.9	0.1	—	—	—	164.6
Platinum	651	525.1	82.3	1.7	4.0	1.0	0.1	614.2
Gold	623	64.9	25.0	1.3	7.3	1.6	0.1	100.2
Silver	574	0.3	13.4	1.2	5.4	1.2	0.1	21.6
Bronze	551	0.1	4.0	0.2	2.8	0.6	—	7.7
Copper	562	—	0.2	—	1.1	0.2	—	1.5
Total auto loans receivable		$932.0	$141.8	$4.5	$20.6	$4.6	$0.3	$1,103.8

Current-period gross write-offs		$7.9	$26.6	$14.8	$8.3	$2.1	$0.8	$60.5

		Fiscal Year of Origination
As of December 31, 2023	Weighted Average FICO Score	2023	2022	2021	2020	2019	Prior to 2019	Total
Credit Program Tier(1):
Rhodium	701	$27.6	$0.1	$—	$—	$—	$—	$27.7
Platinum	644	136.3	14.7	8.2	3.3	3.1	0.5	166.1
Gold	612	64.3	35.9	18.5	6.8	4.5	0.8	130.8
Silver	583	50.2	33.0	16.2	5.2	2.8	0.3	107.7
Bronze	556	6.7	0.7	6.0	1.5	0.1	—	15.0
Copper	558	0.3	0.2	2.8	0.5	0.1	—	3.9
Total auto loans receivable		$285.4	$84.6	$51.7	$17.3	$10.6	$1.6	$451.2

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the years ended December 31, 2024 and 2023:

	2024	2023
Balance as of beginning of year	$46.3	$57.5
Provision for credit losses	54.7	45.9
Write-offs	(60.5)	(68.3)
Recoveries(1)	26.0	27.3
Sold loans	(11.7)	(16.1)
Balance as of end of year	$54.8	$46.3

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Consolidated Balance Sheets. The change in the liability is recognized through an adjustment to the provision for credit losses. As of December 31, 2024, the credit loss liability totaled $2.8 million.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month and the related vehicle has not been repossessed, the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of December 31, 2024 and 2023:

	Age Analysis of Past-Due Financial Assets as of December 31,
	2024	2023
31-60 Days	$20.6	$20.7
61-90 Days	5.5	5.4
Greater than 90 Days	2.7	3.1
Total Past Due	$28.8	$29.2

Current	1,075.0	422.0
Total	$1,103.8	$451.2

7. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2024	2023
New vehicles	$2,341.4	$1,948.6
Used vehicles	754.1	815.3
Parts, accessories, and other	264.5	269.5
Inventory	$3,360.0	$3,033.4

The components of vehicle floorplan payable at December 31 are as follows:

	2024	2023
Vehicle floorplan payable - trade	$2,216.2	$1,760.0
Vehicle floorplan payable - non-trade	1,493.5	1,622.4
Vehicle floorplan payable	$3,709.7	$3,382.4
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2024, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 6.1% at December 31, 2024, and 7.1% at December 31, 2023. At December 31, 2024, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.6 billion, of which $3.2 billion had been borrowed.
At December 31, 2024, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.8% at December 31, 2024, and 6.9% at December 31, 2023. At December 31, 2024, the aggregate capacity under our used vehicle floorplan facilities to finance a portion of our used vehicle inventory was $809.8 million, of which $546.3 million had been borrowed. The remaining borrowing capacity of $263.5 million was limited to $0.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.

8. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2024	2023
Land	$1,523.2	$1,539.5
Buildings and improvements	3,004.7	2,898.1
Furniture, fixtures, and equipment	1,583.2	1,486.7
	6,111.1	5,924.3
Less: accumulated depreciation and amortization	(2,319.2)	(2,132.7)
Property and equipment, net	$3,791.9	$3,791.6
We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $1.5 million in 2024, $1.4 million in 2023, and $2.2 million in 2022.

9. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2024	2023
Goodwill	$1,452.9	$1,465.8

Franchise rights - indefinite-lived	$861.2	$876.2
Other intangible assets	68.0	68.0
	929.2	944.2
Less: accumulated amortization	(23.3)	(16.4)
Intangible assets, net	$905.9	$927.8

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023, were as follows:

	Domestic	Import	Premium Luxury	AN Finance	Other	Consolidated
Balance as of January 1, 2023
Goodwill (1)	$376.3	$518.7	$739.5	$78.3	$1,535.6	$3,248.4
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,530.9)	(1,928.3)
	236.3	518.7	482.1	78.3	4.7	1,320.1
Acquisitions, dispositions, and other adjustments, net (2)	(1.8)	7.9	—	0.1	139.5	145.7
Balance as of December 31, 2023
Goodwill (1)	374.5	526.6	739.5	78.4	1,675.1	3,394.1
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,530.9)	(1,928.3)
	234.5	526.6	482.1	78.4	144.2	1,465.8
Acquisitions, dispositions, and other adjustments, net (2)	(11.1)	(2.3)	(0.4)	—	0.9	(12.9)
Balance as of December 31, 2024
Goodwill (1)	363.4	524.3	739.1	78.4	1,676.0	3,381.2
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,530.9)	(1,928.3)
	$223.4	$524.3	$481.7	$78.4	$145.1	$1,452.9
(1)    Gross goodwill balance and accumulated impairment losses reflected in “Other” include $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit reporting structure was comprised of a single reporting unit). Gross goodwill balance reflected in “Other” also includes amounts associated with the Collision Center, Parts Center, and AutoNation Mobile Service reporting units, as applicable in a given period.
(2)    Includes amounts reclassified to held for sale and related adjustments, which are presented in Other Current Assets in our Consolidated Balance Sheets as of period end.
See Note 19 of the Notes to Consolidated Financial Statements for more information about our goodwill impairment test.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2024, we had $861.2 million of franchise rights recorded on our Consolidated Balance Sheets, of which $225.6 million was related to Domestic stores, $189.6 million was related to Import stores, and $446.0 million was related to Premium Luxury stores.
See Note 19 of the Notes to Consolidated Financial Statements for more information about our franchise rights impairment tests.

10.     LEASES
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present information about our ROU assets, lease liabilities, total lease costs, cash flows arising from lease transactions, and other supplemental information for the years ended December 31, 2024 and 2023:

Leases	Classification	2024	2023
Assets
Operating	Operating lease assets	$391.1	$392.1
Finance	Property and equipment, net and Other assets	325.1	351.1
Total right-of-use assets		$716.2	$743.2

Liabilities
Current
Operating	Other current liabilities	$48.1	$41.2
Finance	Current maturities of long-term debt and Vehicle floorplan payable - trade	94.1	46.9
Noncurrent
Operating	Noncurrent operating lease liabilities	356.9	363.2
Finance	Long-term debt, net of current maturities	281.3	349.6
Total lease liabilities		$780.4	$800.9

Lease Term and Discount Rate	2024	2023
Weighted average remaining lease term
Operating	11 years	12 years
Finance	12 years	13 years
Weighted-average discount rate
Operating	5.79%	5.71%
Finance	4.40%	4.43%

Lease cost	Classification	2024	2023
Operating lease cost	Selling, general, and administrative expenses	$71.1	$62.3
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	23.6	24.6
Interest on lease liabilities	Other interest expense and Floorplan interest expense	17.0	17.8
Short-term lease cost (1)	Selling, general, and administrative expenses	13.0	11.3
Variable lease cost	Selling, general, and administrative expenses	13.8	12.0
Sublease income	Selling, general, and administrative expenses	(4.6)	(3.6)
Net lease cost		$133.9	$124.4

(1) Includes leases with a term of one month or less.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$68.0	$61.4
Operating cash flows from finance leases (1)	$62.4	$63.7
Financing cash flows from finance leases	$13.0	$12.3
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$45.9	$111.7
Finance lease liabilities	$38.0	$54.7

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Year ending December 31,
2025	$65.3	$106.3
2026	61.4	24.3
2027	53.3	25.5
2028	49.6	25.3
2029	48.2	24.9
Thereafter	293.5	259.2
Total lease payments	571.3	465.5
Less: interest	(166.3)	(90.1)
Present value of lease liabilities	$405.0	$375.4

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2024	2023
3.5% Senior Notes	November 15, 2024	May 15 and November 15	$—	$450.0
4.5% Senior Notes	October 1, 2025	April 1 and October 1	450.0	450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		350.0	362.2
			3,150.0	3,612.2
Less: unamortized debt discounts and debt issuance costs			(17.9)	(21.9)
Less: current maturities			(518.5)	(462.4)
Long-term debt, net of current maturities			$2,613.6	$3,127.9

At December 31, 2024, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2025	$519.0
2026	14.1
2027	315.9
2028	416.4
2029	16.8
Thereafter	1,867.8
$3,150.0
Senior Unsecured Notes and Credit Agreement
In November 2024, we repaid the outstanding $450.0 million of 3.5% Senior Notes due 2024. Our 4.5% Senior Notes due 2025 will mature on October 1, 2025, and were, therefore, reclassified to current during the fourth quarter of 2024.
The interest rates payable on our 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2024, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

outstanding letters of credit, which was $0.8 million at December 31, 2024, leaving a borrowing capacity under our credit agreement of $1.9 billion at December 31, 2024.
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
Other Long-Term Debt
At December 31, 2024, we had finance leases and other debt obligations of $350.0 million, which are due at various dates through 2041. See Note 10 of the Notes to Consolidated Financial Statements for more information related to finance lease obligations.
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
At December 31, 2024, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.9% and a weighted-average remaining term of 9 days. At December 31, 2023, we had $440.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 5.9% and a weighted-average remaining term of 6 days.
Non-Recourse Debt
Non-recourse debt relates to auto loans receivable of our captive auto finance company funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Non-recourse debt outstanding at December 31, 2024 and 2023, consisted of the following:

	2024	2023
Warehouse facilities	$801.5	$209.4
Term securitization debt of consolidated VIEs	24.7	50.5
	826.2	259.9
Less: unamortized debt discounts and debt issuance costs	(0.2)	(1.5)
Less: current maturities	(28.3)	(8.8)
Non-recourse debt, net of current maturities	$797.7	$249.6
The timing of principal payments on the non-recourse debt is based on the timing of principal collections and defaults on the related auto loans receivable. The current portion of non-recourse debt represents the portion of the payments received from the auto loans receivable that are due to be distributed as principal payments on the non-recourse debt in the following period.
We recognize transfers of auto loans receivable into the warehouse facilities and term securitizations (together, “non-recourse debt”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse debt on our Consolidated Balance Sheets. The non-recourse debt is structured to legally isolate the auto loans receivable, which can only be used as collateral to settle obligations of the related non-recourse debt. The term securitization trusts and investors and the creditors of the warehouse facilities have no recourse to our assets for payment of the debt beyond the related auto loans receivable, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable.
Warehouse Facilities
We have three warehouse facility agreements with certain banking institutions through wholly-owned, bankruptcy-remote, special purpose entities, primarily to finance the purchase and origination of auto loans receivable. We fund auto loans receivable through these warehouse facilities, which are secured by the eligible auto loans receivable pledged as collateral.
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. At December 31, 2024, our warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 5.4% at December 31, 2024, and 7.3% at December 31, 2023. The aggregate capacities under our warehouse facilities as of December 31, 2024, were as follows:

December 31, 2024
Warehouse facilities:
August 31, 2025 expiration	$300.0
October 1, 2025 expiration	200.0
October 17, 2025 expiration	450.0
Aggregate capacity	$950.0
Unused capacity	$148.5
The remaining borrowing capacity of $148.5 million was limited to $1.1 million based on the eligible auto loans receivable that have been pledged as collateral.

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
The term securitization debt of consolidated VIEs consists of various notes with interest rates ranging from 2.11% to 4.45% and maturity dates ranging from April 2027 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $3.4 million as of December 31, 2024, and $4.3 million as of December 31, 2023, and is included in Other Current Assets and Other Assets in our Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $24.5 million as of December 31, 2024, and $50.8 million as of December 31, 2023.

12. CHARGEBACK LIABILITY
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

	2024	2023	2022
Balance - January 1	$200.4	$197.0	$171.0
Add: Provisions	194.8	168.0	192.3
Deduct: Chargebacks	(185.9)	(164.6)	(166.3)
Balance - December 31	$209.3	$200.4	$197.0

13. SELF-INSURANCE
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2024 and 2023, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2024	2023
Self-insurance - current portion	$52.2	$42.3
Self-insurance - long-term portion	68.0	60.0
Total self-insurance liabilities	$120.2	$102.3

14. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2024	2023	2022
Current:
Federal	$185.8	$245.6	$368.7
State	45.1	64.9	87.4
Federal and state deferred	(3.8)	19.0	0.8
Change in valuation allowance, net	1.3	1.0	0.2
Adjustments and settlements	(3.9)	(0.5)	(1.3)
Income tax provision	$224.5	$330.0	$455.8

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2024	%	2023	%	2022	%
Income tax provision at statutory rate	$192.5	21.0	$283.5	21.0	$385.0	21.0
Other non-deductible expenses, net	4.5	0.5	0.5	—	7.9	0.4
State income taxes, net of federal benefit	35.5	3.9	53.4	4.0	72.8	4.0
	232.5	25.4	337.4	25.0	465.7	25.4
Change in valuation allowance, net	1.3	0.1	1.0	0.1	0.2	—
Adjustments and settlements	(3.9)	(0.4)	(0.5)	—	(1.3)	(0.1)
Federal and state tax credits	(2.9)	(0.3)	(2.8)	(0.2)	(4.5)	(0.2)
Other, net	(2.5)	(0.3)	(5.1)	(0.5)	(4.3)	(0.2)
Income tax provision	$224.5	24.5	$330.0	24.4	$455.8	24.9

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2024	2023
Deferred income tax assets:
Inventory	$32.4	$31.9
Receivable allowances	0.7	0.4
Warranty, chargeback, and self-insurance liabilities	78.6	72.6
Other accrued liabilities	32.7	30.7
Deferred compensation	33.9	31.7
Stock-based compensation	8.9	9.0
Lease liabilities	159.6	162.9
Loss carryforwards— federal and state	19.1	22.7
Software development costs	25.1	15.4
Other, net	4.2	5.5
Total deferred income tax assets	395.2	382.8
Valuation allowance	(8.3)	(7.1)
Deferred income tax assets, net of valuation allowance	386.9	375.7
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(312.9)	(298.7)
Investments - unrealized appreciation	(1.1)	(2.8)
Right-of-use assets	(145.0)	(150.2)
Other, net	(11.0)	(9.0)
Total deferred income tax liabilities	(470.0)	(460.7)
Net deferred income tax liabilities	$(83.1)	$(85.0)
Our net deferred tax liability of $83.1 million as of December 31, 2024, and $85.0 million as of December 31, 2023, is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes payable included in Other Current Liabilities totaled $69.0 million at December 31, 2024, and income taxes receivable included in Receivables, net totaled $11.1 million at December 31, 2023.
At December 31, 2024, we had a $44.5 million gross domestic federal net operating loss carryforward, $176.5 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $1.0 million of state tax credits. The federal net operating loss carryforward and $37.4 million of state net operating loss carryforwards have no expiration. The state tax credits and $139.0 million of state net operating loss carryforwards expire from 2025 through 2044. The federal and state loss carryforwards and state tax credits result in a deferred tax asset of $19.1 million.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2024, we had $8.3 million of valuation allowance related to state net operating loss carryforwards. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2020. Currently, no tax years are under examination by

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the IRS and tax years from 2021 to 2022 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at January 1	$5.1	$5.5	$6.9
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	2.5	1.2	0.6
Reductions for tax positions of prior years	—	—	—
Reductions for expirations of statute of limitations	(1.7)	(1.6)	(1.4)
Settlements	—	—	(0.6)
Balance at December 31	$5.9	$5.1	$5.5
We had accumulated interest and penalties associated with these unrecognized tax benefits of $7.6 million at December 31, 2024, $10.7 million at December 31, 2023, and $9.6 million at December 31, 2022. We additionally had a deferred tax asset of $3.0 million at December 31, 2024, $3.6 million at December 31, 2023, and $3.4 million at December 31, 2022, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $10.5 million at December 31, 2024, $12.2 million at December 31, 2023, and $11.7 million at December 31, 2022, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized a benefit of $2.3 million during 2024, an expense of $0.8 million during 2023, and an expense of $0.4 million during 2022 related to interest and penalties (each net of tax effect) as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect any increase or decrease to our unrecognized tax benefits to have a material impact on our consolidated financial statements during the twelve months beginning January 1, 2025.

15. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2024	2023	2022
Shares repurchased	2.9	6.4	15.6
Aggregate purchase price(1)	$460.0	$863.6	$1,710.2
Average purchase price per share	$160.86	$134.68	$109.86

(1) Excludes the excise tax accrual imposed under the Inflation Reduction Act of $4.2 million for 2024 and $8.1 million for 2023.
As of December 31, 2024, $860.8 million remained available under our stock repurchase limit most recently authorized by our Board of Directors.
Our Board of Directors authorized the retirement of 23.0 million shares of our treasury stock in November 2022, which assumed the status of authorized but unissued shares. Upon the retirement of treasury stock, it is our policy to charge the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital. Any amounts exceeding additional paid-in capital are charged to retained earnings. These retirements had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, retained earnings, and

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

treasury stock accounts were adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2024	2023	2022
Shares issued (in actual number of shares)	8,685	37,996	71,030
Proceeds from the exercise of stock options	$0.5	$1.9	$3.4
Average exercise price per share	$58.08	$50.34	$47.94
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

(In actual number of shares)	2024	2023	2022
Shares issued	0.4	0.6	0.8
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.1	0.2	0.3

16. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) provides for the grant of RSUs, restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”) provided for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. On February 21, 2024, our Board of Directors, upon the recommendation of its Compensation Committee, approved the AutoNation, Inc. 2024 Non-Employee Director Equity Plan (the “2024 Director Plan”), which was approved by our stockholders at our Annual meeting of Stockholders held on April 24, 2024. The 2024 Director Plan replaced the 2014 Director Plan, which terminated on May 6, 2024. As of December 31, 2024, the maximum number of shares authorized for issuance under the 2024 Director Plan was 400,000.
Restricted Stock Units
On January 2, 2024, each of our non-employee directors received a grant of 1,659 RSUs under the 2014 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2014 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2014 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
In 2024, our Board’s Compensation Committee approved the grant to employees of 0.3 million RSUs including time-based RSUs, performance-based RSUs, and market-based RSUs. We account for forfeitures of stock-based awards as they occur.
Time-based RSUs vest in equal installments generally over three or four years. The fair value of each time-based RSU is based on the closing price of our common stock on the date of grant. Compensation cost for time-based RSUs is

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible.
Performance-based RSUs cliff vest after three years subject to the achievement of certain performance goals over a three-year period. Performance-based RSUs granted prior to 2023 include a measure of earnings, a measure of return on invested capital, and a measure of our performance relative to certain customer satisfaction indices. Performance-based RSUs granted in 2023 and 2024 include a measure of return on invested capital. The fair value of each performance-based RSU is based on the closing price of our common stock on the date of grant. Compensation cost for performance-based RSUs is based on the expected achievement level of the performance goals, which is evaluated over the performance period, and recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible.
Beginning in 2023, we granted market-based RSUs that cliff vest after three years subject to a measure of total shareholder return over a three-year period relative to the shareholder return for a predefined group of companies. The fair value of each market-based RSU is based on a Monte Carlo simulation model on the date of grant using the following assumptions:

	2024	2023
Risk-free interest rate	4.31%	4.60%
Expected volatility	40.28%	42.89%
Dividend yield	—	—
Compensation cost for market-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible, regardless of whether the market condition is satisfied.
The following table summarizes information about vested and nonvested RSUs for 2024:

	RSUs
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1	1.0	$108.26
Granted	0.3	$171.84
Vested	(0.3)	$85.56
Forfeited	(0.1)	$138.69
Nonvested at December 31	0.9	$140.18
The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2024	2023	2022
Weighted average grant-date fair value of RSUs granted	$171.84	$139.11	$112.66
Total fair value of RSUs vested (in millions)	$54.8	$76.0	$85.7
The following table summarizes the total stock-based compensation expense related to RSUs recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2024	2023	2022
Stock-based compensation expense	$36.5	$39.7	$31.5
Tax benefit related to stock-based compensation expense	$4.1	$4.5	$4.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Tax benefits related to vesting of RSUs and stock options exercised were $6.9 million in 2024, $9.0 million in 2023, and $9.7 million in 2022.
As of December 31, 2024, there was $34.3 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.51 years.
Stock Options
Prior to 2017, we granted non-qualified stock options with a term of 10 years from the date of grant that vested in equal installments over four years. All stock options were fully vested as of December 31, 2020. The intrinsic value of stock options exercised was $1.0 million during 2024, $3.5 million during 2023, and $5.0 million during 2022.
As of December 31, 2024, we had 12,309 stock options outstanding with a weighted average exercise price of $55.27 and weighted average contractual term of 0.87 years.

17. ACQUISITIONS AND DIVESTITURES
During 2024, we did not purchase any stores. During 2023, we acquired RepairSmith, a mobile solution for automotive repair and maintenance, which we renamed AutoNation Mobile Service, and we also purchased one Domestic store, five Import stores, and one Premium Luxury store. During 2022, we acquired CIG Financial, an auto finance company, which we renamed AutoNation Finance, and we also purchased three Domestic stores and one Import store. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition.
The acquisitions completed in 2023 and 2022 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the respective full years ended December 31, 2023 and 2022, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
During 2024, we divested seven Domestic stores and one Import store for aggregate proceeds of $156.0 million and recognized net gains of $53.9 million related to these divestitures. During 2023, we divested one Domestic store for aggregate proceeds of $23.2 million and recognized a net gain of $6.1 million related to this divestiture. During 2022, we divested three Premium Luxury stores for aggregate proceeds of $55.2 million and recognized net gains of $16.0 million related to these divestitures. These gains are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

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

	Years Ended December 31,
	2024	2023
Cash and cash equivalents	$59.8	$60.8
Restricted cash included in Other Current Assets	41.7	14.3
Restricted cash included in Other Assets	1.9	1.9
Total cash, cash equivalents, and restricted cash	$103.4	$77.0
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $18.4 million at December 31, 2024, $38.7 million at December 31, 2023, and $33.0 million at December 31, 2022.
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $392.0 million in 2024, $310.3 million in 2023, and $153.7 million in 2022. We made income tax payments, net of income tax refunds, of $148.7 million in 2024, $300.8 million in 2023, and $482.5 million in 2022.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs. The fair value of our equity investments with readily determinable fair values totaled $20.0 million at December 31, 2024, and $22.8 million at December 31, 2023.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our equity investments that do not have a readily determinable fair value are measured using the measurement alternative as permitted by accounting standards and were recorded at cost, to be subsequently adjusted for observable price changes. During 2024, we identified an observable transaction for the issuance of similar equity securities of the same issuer of one of our equity investments and recorded a downward adjustment to this equity investment of $8.4 million based on the observable price change. The carrying amount of our equity investments without a readily determinable fair value was $49.8 million at December 31, 2024, and $56.7 million at December 31, 2023. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $3.4 million based on observable price changes. We did not record any upward adjustments during the year ended December 31, 2024.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
The following is the portion of unrealized gains recognized during the years ended December 31, 2024 and 2023, related to equity securities still held at December 31:

	2024	2023
Net gains (losses) recognized during the period on equity securities	$(7.0)	$5.2
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(7.0)	$5.2
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes at December 31 is as follows:

	2024	2023
Carrying value	$2,782.1	$3,228.1
Fair value	$2,578.6	$2,979.3
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2024 and 2023:

	2024		2023
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Equity investments	$48.3	$(8.4)	$—	$—
Franchise rights and other intangible assets	$—	$(12.5)	$—	$(2.3)
Long-lived assets held and used	$—	$(9.3)	$—	$(2.9)
Goodwill
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
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform quantitative franchise rights impairment tests for our annual impairment tests as of April 30, 2024 and 2023, and no impairment charges resulted from these quantitative tests.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the fourth quarter of 2024, we concluded that a triggering event had occurred that indicated the fair values of franchise rights for one Domestic store and one Import store may have been less than their carrying values. Therefore, we performed quantitative franchise rights impairment tests for these stores during the fourth quarter of 2024. As a result of the quantitative tests, we determined the franchise rights carrying values for both stores exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $12.5 million during the fourth quarter of 2024 to reduce the carrying value of the stores’ franchise agreements to their estimated fair values. The decline in the fair value of rights under these stores’ franchise agreements reflects the underperformance relative to expectations of these stores since our acquisition of them, as well as our expectations for the stores’ future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. The non-cash impairment charges are recorded as Franchise Rights Impairments in the accompanying Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
We recorded non-cash impairment charges related to long-lived assets held and used of $9.3 million in 2024 and $2.9 million in 2023. The non-cash impairment charges related to long-lived assets held and used are included in Other Income, Net in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $23.6 million as of December 31, 2024 and $21.3 million as of December 31, 2023, primarily related to inventory, franchise rights, goodwill, and property of disposal groups held for sale, as well as property held for sale. Assets held for sale are included in Other Current Assets in our Consolidated Balance Sheets.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Average)
Franchise rights	$—	Discounted cash flow	Weighted average cost of capital	10.0%
			Discount rate	13.5% - 15.0% (14.3%)
			Long-term revenue growth rate	2.0%
			Long-term pretax loss margin	2.7% - 6.4% (4.6%)
			Contributory asset charges	5.5% - 6.4% (6.0%)

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
As of December 31, 2024 and 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $4 million at December 31, 2024. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2024, surety bonds, letters of credit, and cash deposits totaled $124.3 million, of which $0.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

21. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2024, approximately 64% of our total revenue was generated by our stores in Florida, California, and Texas. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $267.1 million at December 31, 2024, and $240.5 million at December 31, 2023. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold in 2024, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As a result, we are subject to a concentration of risk, and our business could be materially adversely impacted by the financial distress, including bankruptcy, of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to concentration risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of an outage that impacted our results of operations during 2024.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2024, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

22. SEGMENT INFORMATION
At December 31, 2024, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
“Corporate and other” is comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and our mobile automotive repair and maintenance business,

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses and other income items.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker for each of our reportable segments is our Chief Executive Officer. For the Domestic, Import, and Premium Luxury segments, the chief operating decision maker uses operating income less floorplan expense to assess performance and allocate resources to each segment. Our chief operating decision maker uses AutoNation Finance Income (Loss) to assess performance and allocate resources to the AutoNation Finance segment.
The following tables provide segment revenues and segment expenses that align with the segment-level information that is regularly provided to the chief operating decision maker, as well as a reconciliation of reportable segment income to our income from continuing operations before income taxes:

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$7,140.3	$8,156.9	$10,139.9		$25,437.1
Corporate and other					1,328.3
Total consolidated revenues					26,765.4
Less segment expenses:
Cost of sales:
New vehicle	3,389.2	4,066.2	4,816.8
Used vehicle	1,963.9	2,029.9	2,685.2
Parts and service	632.1	609.5	784.2
Other	5.6	13.7	0.1
Total cost of sales	5,990.8	6,719.3	8,286.3
Selling, general and administrative expenses:
Compensation	497.2	575.8	648.4
Advertising	68.7	83.8	54.8
Store overhead	200.5	217.7	306.5
Total selling, general, and administrative expenses	766.4	877.3	1,009.7
Depreciation and amortization	44.3	43.9	79.6
Floorplan interest expense	84.0	39.9	88.7
Other income(2)	(0.1)	(0.1)	(0.1)
Franchised dealerships - segment income	$254.9	$476.6	$675.7		1,407.2

AutoNation Finance:
Interest fee income				118.4
Interest expense				(39.8)
Provision for credit losses				(57.5)
Direct expenses(3)				(37.8)
Gain on sale of auto loans receivable				7.4
AutoNation Finance income (loss)				$(9.3)	(9.3)
Corporate and other					(311.3)
Other interest expense					(179.7)
Other income, net					9.8
Income from continuing operations before income taxes					$916.7

(1) See Note 2 of the Notes to Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions and legal settlements.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2023
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$7,573.2	$7,880.9	$10,266.4		$25,720.5
Corporate and other					1,228.4
Total consolidated revenues					26,948.9
Less segment expenses:
Cost of sales:
New vehicle	3,301.6	3,644.3	4,759.6
Used vehicle	2,303.5	2,073.3	2,803.3
Parts and service	667.4	591.9	752.1
Other	1.5	24.3	1.0
Total cost of sales	6,274.0	6,333.8	8,316.0
Selling, general and administrative expenses:
Compensation	515.2	578.6	646.2
Advertising	65.6	76.1	55.0
Store overhead	202.2	196.8	281.9
Total selling, general, and administrative expenses	783.0	851.5	983.1
Depreciation and amortization	43.6	39.2	76.9
Floorplan interest expense	57.3	21.5	53.9
Other income(2)	(0.1)	(0.1)	—
Franchised dealerships - segment income	$415.4	$635.0	$836.5		1,886.9

AutoNation Finance:
Interest fee income				84.0
Interest expense				(20.8)
Provision for credit losses				(45.9)
Direct expenses(3)				(39.3)
Gain on sale of auto loans receivable				8.1
AutoNation Finance income (loss)				$(13.9)	(13.9)
Corporate and other					(365.8)
Other interest expense					(181.4)
Other income, net					24.4
Income from continuing operations before income taxes					$1,350.2

(1) See Note 2 of the Notes to Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions and legal settlements.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2022
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$7,987.5	$7,690.3	$10,278.1		$25,955.9
Corporate and other					1,029.1
Total consolidated revenues					26,985.0
Less segment expenses:
Cost of sales:
New vehicle	3,094.3	3,054.3	4,239.5
Used vehicle	2,878.2	2,486.8	3,311.6
Parts and service	621.7	549.7	705.3
Other	1.7	18.2	2.9
Total cost of sales	6,595.9	6,109.0	8,259.3
Selling, general and administrative expenses:
Compensation	535.2	576.8	668.0
Advertising	50.7	61.1	38.0
Store overhead	188.3	168.9	253.9
Total selling, general, and administrative expenses	774.2	806.8	959.9
Depreciation and amortization	39.1	35.6	74.9
Floorplan interest expense	14.4	4.8	15.0
Other income(2)	(1.4)	(0.1)	(0.1)
Franchised dealerships - segment income	$565.3	$734.2	$969.1		2,268.6

AutoNation Finance:
Interest fee income				20.6
Interest expense				(4.7)
Provision for credit losses				(44.0)
Direct expenses(3)				(9.5)
AutoNation Finance income (loss)				$(37.6)	(37.6)
Corporate and other					(247.9)
Other interest expense					(134.9)
Other loss, net					(14.7)
Income from continuing operations before income taxes					$1,833.5

(1) See Note 2 of the Notes to Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions and legal settlements.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables provide information on floorplan interest expense, depreciation and amortization, capital expenditures, and total assets:

	Year Ended December 31, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Corporate and other	Total
Floorplan interest expense	$84.0	$39.9	$88.7	$—	$6.3	$218.9
Depreciation and amortization	$44.3	$43.9	$79.6	$—	$72.9	$240.7
Capital expenditures(1)	$46.5	$85.7	$56.8	$1.1	$117.9	$308.0
Segment assets(2)	$2,407.8	$2,184.8	$3,829.9	$1,118.3	$3,460.9	$13,001.7

	Year Ended December 31, 2023
	Domestic	Import	Premium Luxury	AutoNation Finance	Corporate and other	Total
Floorplan interest expense	$57.3	$21.5	$53.9	$—	$12.0	$144.7
Depreciation and amortization	$43.6	$39.2	$76.9	$—	$60.8	$220.5
Capital expenditures(1)	$102.0	$106.6	$69.4	$0.5	$137.5	$416.0
Segment assets(2)	$2,507.7	$2,034.6	$3,506.8	$430.5	$3,500.4	$11,980.0

	Year Ended December 31, 2022
	Domestic	Import	Premium Luxury	AutoNation Finance	Corporate and other	Total
Floorplan interest expense	$14.4	$4.8	$15.0	$—	$7.2	$41.4
Depreciation and amortization	$39.1	$35.6	$74.9	$—	$50.7	$200.3
Capital expenditures(1)	$32.8	$70.1	$126.5	$0.1	$106.7	$336.2
Segment assets(2)	$1,974.3	$1,555.6	$2,996.8	$337.8	$3,195.2	$10,059.7

(1) Includes accrued construction in progress and excludes property associated with leases entered during the year.
(2) “Corporate and other” assets include goodwill and franchise rights.

23. MULTIEMPLOYER PENSION PLANS
Four of our 243 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
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
Two of the multiemployer pension plans in which we participate are designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in these plans for the year ended December 31, 2024, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2024 and 2023 is based on information that

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

we received from the plans and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plans are subject. A rehabilitation plan has been implemented for each plan. In the third quarter of 2024, we divested one store that participated in a multiemployer pension plan. There have been no other significant changes that affect the comparability of 2024, 2023, and 2022 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2024	2023	2024	2023	2022	Surcharge Imposed (2)
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.2	$1.2	$1.3	Yes	(3)
IAM National Pension Fund	51-6031295- 002	Red	Red	0.2	0.2	0.2	Yes	(4)
Other funds				—	0.1	0.1
Total contributions				$1.4	$1.5	$1.6
(1)    Our stores were not listed in the Automotive Industries Pension Plan’s or IAM National Pension Fund’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2023 or 2022.
(2)    We paid surcharges to the Automotive Industries Pension Plan of $0.6 million, $0.6 million, and $0.6 million in 2024, 2023, and 2022 respectively. Surcharges to the IAM National Pension Fund were de minimis.
(3)    We are party to three collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan each with an expiration date of June 30, 2027.
(4)    We are party to one collective-bargaining agreement that requires contributions to the IAM National Pension Fund with an expiration date of August 31, 2025.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
We have insider trading policies and procedures that govern the purchase, sale, and other disposition of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the New York Stock Exchange. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table provides information as of December 31, 2024, regarding our equity compensation plans:

EQUITY COMPENSATION PLANS
	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	957,048	(1)	$55.27(2)	1,944,008	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	957,048	(1)	$55.27(2)	1,944,008	(3)
(1)    Includes 875,630 shares granted under the AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) and 69,109 shares granted under the AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Plan”) that are issuable upon settlement of outstanding restricted stock units (“RSUs”). The remaining balance consists of outstanding stock option awards.
(2)    The weighted average exercise price does not take into account the shares issuable upon settlement of outstanding RSUs, which have no exercise price.
(3)    Includes 1,544,008 shares available under the 2017 Plan and 400,000 shares available under the 2024 Non-Employee Director Equity Plan (the “2024 Director Plan”).

The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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
February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL MANLEY	Chief Executive Officer and Director	February 14, 2025
Michael Manley	(Principal Executive Officer)

/S/ THOMAS A. SZLOSEK	Executive Vice President and Chief	February 14, 2025
Thomas A. Szlosek	Financial Officer (Principal Financial Officer)

/S/ KIMBERLY R. DEES	Senior Vice President and Chief Accounting	February 14, 2025
Kimberly R. Dees	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Chairman of the Board	February 14, 2025
Rick L. Burdick

/S/ CLAIRE BENNETT	Director	February 14, 2025
Claire Bennett

/S/ DAVID B. EDELSON	Director	February 14, 2025
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 14, 2025
Robert R. Grusky

/S/ NORMAN K. JENKINS	Director	February 14, 2025
Norman K. Jenkins

/S/ LISA LUTOFF-PERLO	Director	February 14, 2025
Lisa Lutoff-Perlo

/S/ G. MIKE MIKAN	Director	February 14, 2025
G. Mike Mikan

/S/ JACQUELINE A. TRAVISANO	Director	February 14, 2025
Jacqueline A. Travisano

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	4/26/24
3.2	Amended and Restated By-Laws of AutoNation, Inc.	10-Q	001-13107	3.1	7/21/23
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated September 21, 2015, relating to the Company’s 4.5% Senior Notes due 2025.	8-K	001-13107	4.3	9/21/15
4.3	Form of 4.5% Senior Notes due 2025 (included in Exhibit 4.2).	8-K	001-13107	4.3	9/21/15
4.4	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.5	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.4).	8-K	001-13107	4.4	11/13/17
4.6	Supplemental Indenture to 2010 Indenture, dated May 22, 2020, relating to the Company’s 4.75% Senior Notes due 2030.	8-K	001-13107	4.2	5/22/20
4.7	Form of 4.75% Senior Notes due 2030 (included in Exhibit 4.6).	8-K	001-13107	4.2	5/22/20
4.8	Supplemental Indenture to 2010 Indenture, dated July 29, 2021, relating to the Company’s 1.95% Senior Notes due 2028 and 2.4% Senior Notes due 2031.	8-K	001-13107	4.2	7/29/21
4.9	Form of 1.95% Senior Notes due 2028 (included in Exhibit 4.8).	8-K	001-13107	4.2	7/29/21
4.10	Form of 2.4% Senior Notes due 2031 (included in Exhibit 4.8).	8-K	001-13107	4.2	7/29/21
4.11	Supplemental Indenture to 2010 Indenture, dated February 28, 2022, relating to the Company’s 3.85% Senior Notes due 2032.	8-K	001-13107	4.2	3/1/22
4.12	Form of 3.85% Senior Notes due 2032 (included in Exhibit 4.11).	8-K	001-13107	4.2	3/1/22
4.13*	Description of Registrant’s Securities.
10.1*	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.
10.2	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.3	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14
10.4	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17
10.5	AutoNation, Inc. 2024 Non-Employee Director Equity Plan.	10-Q	001-13107	10.1	4/26/24
10.6	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (the “2008 Plan”).	10-Q	001-13107	10.1	4/25/08
10.7	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2009-2013).	10-Q	001-13107	10.4	4/24/09
10.8	Form of Stock Option Agreement under the 2008 Plan (for grants made in 2014).	8-K	001-13107	10.1	3/7/14
10.9	Form of Stock Option Agreement under the 2008 Plan for grants in 2015.	10-Q	001-13107	10.4	4/22/15

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.10	Form of Stock Option Agreement under the 2008 Plan for grants in 2016.	10-Q	001-13107	10.1	4/22/16
10.11	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17
10.12	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan for grants prior to November 2021.	10-Q	001-13107	10.3	8/2/17
10.13	Form of AutoNation, Inc. Restricted Stock Unit Award Agreement under the 2017 Plan for grants in November 2021.	10-K	001-13107	10.16	2/17/22
10.14	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan prior to 2022.	10-Q	001-13107	10.1	5/1/18
10.15	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2022.	10-Q	001-13107	10.1	4/21/22
10.16	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2023 and 2024.	10-Q	001-13107	10.2	4/20/23
10.17	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.	10-Q	001-13107	10.2	5/1/18
10.18	Employment Agreement, dated as of September 9, 2021, by and between AutoNation, Inc. and Michael Manley.	8-K	001-13107	10.1	9/21/21
10.19	Amendment to Employment Agreement, dated September 1, 2023, by and between AutoNation, Inc. and Michael Manley.	10-Q	001-13107	10.3	10/27/23
10.20	Retirement and General Release Agreement, dated as of November 1, 2021, by and between Michael J. Jackson and AutoNation, Inc.	10-K	001-13107	10.24	2/17/22
10.21	Letter Agreement, dated as of February 10, 2022, by and between AutoNation, Inc. and Gianluca Camplone.	10-Q	001-13107	10.2	4/21/22
10.22	Letter Agreement, dated as of August 12, 2022, by and between AutoNation, Inc. and Lisa Esparza.	10-Q	001-13107	10.2	10/27/22
10.23	Letter Agreement, dated as of May 9, 2023, by and between AutoNation, Inc. and Thomas Szlosek.	8-K	001-13107	10.1	5/16/23
10.24	Letter Agreement, dated September 12, 2023, by and between AutoNation, Inc. and Jeff Parent.	8-K	001-13107	10.1	9/22/23
10.25	Amended and Restated Credit Agreement, dated July 18, 2023, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	10-Q	001-13107	10.1	7/21/23
10.26	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.2	3/26/20
19.1*	AutoNation, Inc. Amended and Restated Insider Trading Policy.
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
97.1	AutoNation, Inc. Amended and Restated Policy Regarding Recoupment of Certain Incentive Compensation.	10-K	001-13107	97.1	2/16/24
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith
**    Furnished herewith
Exhibits 10.1 through 10.24 and Exhibit 97.1 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.