Form 10-Q
period 2025-03-31
AUTONATION, INC.
filed 2025-04-25
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of April 23, 2025, the registrant had 37,701,138 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70.5	$59.8
Receivables, net	1,023.3	1,066.3
Inventory	3,231.6	3,360.0
Other current assets	223.9	211.9
Total Current Assets	4,549.3	4,698.0
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $66.9 million and $54.8 million, respectively	1,397.7	1,057.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.4 billion and $2.3 billion, respectively	3,795.2	3,791.9
OPERATING LEASE ASSETS	463.1	391.1
GOODWILL	1,452.9	1,452.9
OTHER INTANGIBLE ASSETS, NET	966.2	905.9
OTHER ASSETS	701.2	704.8
Total Assets	$13,325.6	$13,001.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,029.6	$2,216.2
Vehicle floorplan payable - non-trade	1,529.3	1,493.5
Accounts payable	331.5	376.6
Commercial paper	340.0	630.0
Current maturities of long-term debt	518.2	518.5
Current portion of non-recourse debt	41.3	28.3
Other current liabilities	1,091.5	1,049.1
Total Current Liabilities	5,881.4	6,312.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,104.5	2,613.6
NON-RECOURSE DEBT, NET OF CURRENT PORTION	1,038.9	797.7
NONCURRENT OPERATING LEASE LIABILITIES	430.3	356.9
DEFERRED INCOME TAXES	86.0	83.1
OTHER LIABILITIES	381.3	380.9
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at March 31, 2025, and December 31, 2024, including shares held in treasury	0.6	0.6
Additional paid-in capital	3.3	20.3
Retained earnings	5,502.5	5,331.8
Treasury stock, at cost; 25,677,029 and 24,527,869 shares held, respectively	(3,103.2)	(2,895.4)
Total Shareholders’ Equity	2,403.2	2,457.3
Total Liabilities and Shareholders’ Equity	$13,325.6	$13,001.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
New vehicle	$3,248.1	$2,979.3
Used vehicle	1,922.4	1,996.1
Parts and service	1,164.0	1,172.4
Finance and insurance, net	352.5	334.7
Other	3.4	3.2
TOTAL REVENUE	6,690.4	6,485.7
Cost of sales:
New vehicle	3,073.2	2,783.4
Used vehicle	1,797.9	1,884.6
Parts and service	596.3	616.6
Other	3.1	3.2
TOTAL COST OF SALES	5,470.5	5,287.8
Gross profit:
New vehicle	174.9	195.9
Used vehicle	124.5	111.5
Parts and service	567.7	555.8
Finance and insurance	352.5	334.7
Other	0.3	—
TOTAL GROSS PROFIT	1,219.9	1,197.9
AUTONATION FINANCE INCOME (LOSS)	0.1	(5.0)
Selling, general, and administrative expenses	821.9	793.1
Depreciation and amortization	61.8	58.3
Other expense, net	0.3	1.2
OPERATING INCOME	336.0	340.3
Non-operating income (expense) items:
Floorplan interest expense	(46.5)	(49.4)
Other interest expense	(42.3)	(44.6)
Other income (loss), net	(13.2)	7.0
INCOME BEFORE INCOME TAXES	234.0	253.3
Income tax provision	58.5	63.2
NET INCOME	$175.5	$190.1
BASIC EARNINGS PER SHARE:
Earnings per share	$4.50	$4.53
Weighted average common shares outstanding	39.0	42.0
DILUTED EARNINGS PER SHARE:
Earnings per share	$4.45	$4.49
Weighted average common shares outstanding	39.4	42.3
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	37.9	41.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	63,562,149	$0.6	$20.3	$5,331.8	$(2,895.4)	$2,457.3
Net income	—	—	—	175.5	—	175.5
Repurchases of common stock, including excise tax	—	—	—	—	(226.6)	(226.6)
Stock-based compensation expense	—	—	16.7	—	—	16.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(33.7)	(4.8)	18.8	(19.7)
BALANCE AT MARCH 31, 2025	63,562,149	$0.6	$3.3	$5,502.5	$(3,103.2)	$2,403.2

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4
Net income	—	—	—	190.1	—	190.1
Repurchases of common stock, including excise tax	—	—	—	—	(38.8)	(38.8)
Stock-based compensation expense	—	—	14.1	—	—	14.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(34.5)	(3.4)	20.9	(17.0)
BALANCE AT MARCH 31, 2024	63,562,149	$0.6	$2.0	$4,829.7	$(2,472.5)	$2,359.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2025	2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$175.5	$190.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61.8	58.3
Amortization of debt issuance costs and accretion of debt discounts	2.0	2.3
Stock-based compensation expense	16.7	14.1
Provision for credit losses on auto loans receivable	19.2	10.2
Deferred income tax provision	2.9	1.3
Loss on equity investments	11.5	0.4
Loss (gain) on corporate-owned life insurance asset	1.9	(7.3)
Other	(1.7)	0.7
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	43.0	160.4
Auto loans receivable, net	(365.4)	(149.5)
Inventory	169.2	(26.1)
Other assets	29.8	(11.9)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	(186.5)	36.0
Accounts payable	(45.4)	2.2
Other liabilities	13.0	13.3
Net cash provided by (used in) operating activities	(52.5)	294.5
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(75.2)	(93.7)
Cash paid for business acquisitions, net of cash acquired	(69.6)	—
Collections on auto loans receivable acquired through third-party dealers	5.7	23.9
Other	3.0	0.5
Net cash used in investing activities	(136.1)	(69.3)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(220.6)	(38.7)
Proceeds from 5.89% Senior Notes due 2035	500.0	—
Net payments of commercial paper	(290.0)	(155.0)
Proceeds from non-recourse debt	407.0	214.0
Payments of non-recourse debt	(153.0)	(127.7)
Payment of debt issuance costs	(4.9)	—
Net payments of vehicle floorplan payable - non-trade	(0.9)	(93.5)
Payments of other debt obligations	(3.3)	(3.2)
Payments of tax withholdings for stock-based awards	(19.9)	(17.1)
Proceeds from the exercise of stock options	0.2	0.1
Net cash provided by (used in) financing activities	214.6	(221.1)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	26.0	4.1
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	103.4	77.0
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$129.4	$81.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of March 31, 2025, we owned and operated 322 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, BMW, Stellantis, and Volkswagen (including Audi and Porsche). As of March 31, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements, but will require certain additional disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements, but will require certain additional disclosures.

2.REVENUE RECOGNITION
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

	Three Months Ended March 31, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$860.2	$1,062.0	$1,325.9	$—	$3,248.1
Used vehicle	486.1	546.7	712.1	177.5	1,922.4
Parts and service	269.0	318.6	424.4	152.0	1,164.0
Finance and insurance, net	101.8	118.5	114.1	18.1	352.5
Other	0.3	1.5	—	1.6	3.4
	$1,717.4	$2,047.3	$2,576.5	$349.2	$6,690.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,509.4	$1,790.5	$2,207.3	$245.3	$5,752.5
Goods and services transferred over time(2)	208.0	256.8	369.2	103.9	937.9
	$1,717.4	$2,047.3	$2,576.5	$349.2	$6,690.4

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
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$113.0	$39.7	$54.7	$18.6
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	March 31, 2025	December 31, 2024
Receivables from contracts with customers, net	$764.4	$774.0
Contract Asset (Current)	$23.0	$20.4
Contract Asset (Long-Term)	$3.5	$2.8
Contract Liability (Current)	$44.2	$43.9
Contract Liability (Long-Term)	$73.3	$72.9
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

	Three Months Ended March 31,
	2025	2024
Amounts included in contract liability at the beginning of the period	$10.3	$9.8
Performance obligations satisfied in previous periods	$0.6	$0.3
Other significant changes include contract assets reclassified to receivables of $13.2 million for the three months ended March 31, 2025, and $16.9 million for the three months ended March 31, 2024.

3.AUTONATION FINANCE INCOME (LOSS)
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

	Three Months Ended March 31,
	2025	2024
Interest margin:
Interest and fee income	$41.9	$21.8
Interest expense	(13.9)	(7.0)
Total interest margin	28.0	14.8
Provision for credit losses	(18.9)	(10.2)
Total interest margin after provision for loan losses	9.1	4.6
Direct expenses(1)	(9.0)	(9.6)
AutoNation Finance income (loss)	$0.1	$(5.0)

(1) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We typically use non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions, as well as free cash flow from operations to fund the auto loans receivable of ANF. See Notes 6 and 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto loans receivable and related non-recourse debt, respectively.

4.EARNINGS PER SHARE
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2025	2024
Net Income	$175.5	$190.1

Basic weighted average common shares outstanding	39.0	42.0
Dilutive effect of unvested RSUs and stock options	0.4	0.3
Diluted weighted average common shares outstanding	39.4	42.3

Basic earnings per share	$4.50	$4.53
Diluted earnings per share	$4.45	$4.49

5.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	March 31, 2025	December 31, 2024
Contracts-in-transit and vehicle receivables	$564.6	$560.2
Trade receivables	163.9	168.5
Manufacturer receivables	237.0	267.1
Other	61.6	73.8
	1,027.1	1,069.6
Less: allowances for expected credit losses	(3.8)	(3.3)
Receivables, net	$1,023.3	$1,066.3
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

6.AUTO LOANS RECEIVABLE
Auto loans receivable primarily consist of amounts due from customers related to retail vehicle sales financed through AutoNation Finance, our captive auto finance company. Auto loans receivable are presented net of an allowance for expected credit losses. Auto loans receivable represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for expected credit losses.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Auto Loans Receivable, Net
The components of auto loans receivable, net of third -party unearned discounts and allowances for expected credit losses, at March 31, 2025, and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Total auto loans receivable	$1,451.3	$1,103.8
Accrued interest and fees	9.6	8.2
Deferred loan origination costs	4.3	4.2
Less: unearned discounts	(0.6)	(4.3)
Less: allowances for expected credit losses	(66.9)	(54.8)
Auto loans receivable, net	$1,397.7	$1,057.1
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of March 31, 2025, and December 31, 2024, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of March 31, 2025	Weighted Average FICO Score	2025	2024	2023	2022	2021	Prior to 2021	Total
Credit Program Tier(1):
Palladium	734	$164.9	$174.6	$—	$—	$—	$—	$339.5
Rhodium	701	85.7	134.8	15.2	0.1	—	—	235.8
Platinum	652	183.7	485.4	74.6	1.5	3.4	0.9	749.5
Gold	624	9.3	60.3	22.3	0.9	6.1	1.3	100.2
Silver	574	0.2	0.2	12.0	1.0	4.3	0.9	18.6
Bronze	549	0.1	0.1	3.7	0.2	2.2	0.4	6.7
Copper	562	—	—	0.1	—	0.8	0.1	1.0
Total auto loans receivable		$443.9	$855.4	$127.9	$3.7	$16.8	$3.6	$1,451.3

Current-period gross write-offs		$0.1	$8.5	$4.5	$0.4	$1.0	$0.2	$14.7

		Fiscal Year of Origination
As of December 31, 2024	Weighted Average FICO Score	2024	2023	2022	2021	2020	Prior to 2020	Total
Credit Program Tier(1):
Palladium	734	$194.0	$—	$—	$—	$—	$—	$194.0
Rhodium	702	147.6	16.9	0.1	—	—	—	164.6
Platinum	651	525.1	82.3	1.7	4.0	1.0	0.1	614.2
Gold	623	64.9	25.0	1.3	7.3	1.6	0.1	100.2
Silver	574	0.3	13.4	1.2	5.4	1.2	0.1	21.6
Bronze	551	0.1	4.0	0.2	2.8	0.6	—	7.7
Copper	562	—	0.2	—	1.1	0.2	—	1.5
Total auto loans receivable		$932.0	$141.8	$4.5	$20.6	$4.6	$0.3	$1,103.8

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
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025	2024
Balance as of beginning of year	$54.8	$46.3
Provision for credit losses	19.2	10.2
Write-offs	(14.7)	(14.0)
Recoveries(1)	7.6	5.6
Balance as of end of period	$66.9	$48.1

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Unaudited Condensed Consolidated Balance Sheet. The change in the liability is recognized through an adjustment to the provision for credit losses. The credit loss liability totaled $2.4 million at March 31, 2025 and $2.8 million at December 31, 2024.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month and the related vehicle has not been repossessed, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of March 31, 2025, and December 31, 2024:

	Age Analysis of Past-Due Auto Loans Receivable as of
	March 31, 2025	December 31, 2024
31-60 Days	$21.3	$20.6
61-90 Days	5.1	5.5
Greater than 90 Days	2.5	2.7
Total Past Due	$28.9	$28.8

Current	1,422.4	1,075.0
Total	$1,451.3	$1,103.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2025	December 31, 2024
New vehicles	$2,191.9	$2,341.4
Used vehicles	773.5	754.1
Parts, accessories, and other	266.2	264.5
Inventory	$3,231.6	$3,360.0

The components of vehicle floorplan payable are as follows:

	March 31, 2025	December 31, 2024
Vehicle floorplan payable - trade	$2,029.6	$2,216.2
Vehicle floorplan payable - non-trade	1,529.3	1,493.5
Vehicle floorplan payable	$3,558.9	$3,709.7
Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities. Our service loaner inventory, which is reflected in Other Assets, is also financed with vehicle floorplan payable-trade and non-trade. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
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
At March 31, 2025, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 6.0% at March 31, 2025, and 6.1% at December 31, 2024. As of March 31, 2025, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.0 billion had been borrowed based on the eligible new vehicle inventory that was pledged as collateral.
At March 31, 2025, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.8% at March 31, 2025, and 5.8% at December 31, 2024. As of March 31, 2025, the aggregate capacity under our used vehicle floorplan facilities to finance a portion of our used vehicle inventory was $809.8 million, of which $531.5 million had been borrowed. The remaining borrowing capacity of $278.3 million was limited to $0.1 million based on the eligible used vehicle inventory that was pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2025	December 31, 2024
Goodwill	$1,452.9	$1,452.9

Franchise rights - indefinite-lived	$923.2	$861.2
Other intangibles	68.1	68.0
	991.3	929.2
Less: accumulated amortization	(25.1)	(23.3)
Other intangible assets, net	$966.2	$905.9
Goodwill for our reporting units and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.

9.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2025	December 31, 2024
4.5% Senior Notes	October 1, 2025	April 1 and October 1	$450.0	$450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	—
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		344.5	350.0
			3,644.5	3,150.0
Less: unamortized debt discounts and debt issuance costs			(21.8)	(17.9)
Less: current maturities			(518.2)	(518.5)
Long-term debt, net of current maturities			$3,104.5	$2,613.6
Senior Unsecured Notes and Credit Agreement
On February 24, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035, which were sold at 99.995% of the aggregate principal amount.
The interest rates payable on our 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2025, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit,

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
which was $0.8 million at March 31, 2025, leaving a borrowing capacity under our credit agreement of $1,899.2 million at March 31, 2025. As of March 31, 2025, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $1,857.6 million.
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
Other Long-Term Debt
At March 31, 2025, we had finance leases and other debt obligations of $344.5 million, which are due at various dates through 2041.
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
At March 31, 2025, we had $340.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.8% and a weighted-average remaining term of 1 day. At December 31, 2024, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.9% and a weighted-average remaining term of 9 days.
Non-Recourse Debt
Non-recourse debt relates to financed auto loans receivable of our captive auto finance company funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations.
Non-recourse debt outstanding at March 31, 2025, and December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024
Warehouse facilities	$1,060.4	$801.5
Term securitization debt of consolidated VIEs	19.9	24.7
	1,080.3	826.2
Less: unamortized debt discounts and debt issuance costs	(0.1)	(0.2)
Less: current maturities	(41.3)	(28.3)
Non-recourse debt, net of current maturities	$1,038.9	$797.7
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We recognize transfers of auto loans receivable into the warehouse facilities and term securitizations (together, “non-recourse debt”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse debt on our Unaudited Condensed Consolidated Balance Sheets. The non-recourse debt is structured to legally isolate the auto loans receivable, which can only be used as collateral to settle obligations of the related non-recourse debt. The term securitization trusts and investors and the creditors of the warehouse facilities have no recourse to our assets for payment of the debt beyond the related auto loan receivables, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable.
Warehouse Facilities
We have three warehouse facility agreements with certain banking institutions through wholly-owned, bankruptcy-remote, special purpose entities, primarily to finance the purchase and origination of auto loans receivable. We fund auto loans receivable through these warehouse facilities, which are secured by the eligible auto loans receivable pledged as collateral.
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. At March 31, 2025, our warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 5.3% at March 31, 2025, and 5.4% at December 31, 2024. The aggregate capacities under our warehouse facilities as of March 31, 2025, were as follows:

March 31, 2025
Warehouse facilities:
August 31, 2025 expiration	$400.0
October 1, 2025 expiration	300.0
October 17, 2025 expiration	450.0
Aggregate capacity	$1,150.0
Unused capacity	$89.6
The remaining borrowing capacity of $89.6 million was limited to $0.2 million based on the eligible auto loans receivable that have been pledged as collateral.
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
The term securitization debt of consolidated variable interest entities (“VIEs”) consists of various notes with interest rates ranging from 2.11% to 4.45% and maturity dates ranging from April 2027 to May 2028. Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $3.4 million as of March 31, 2025, and $3.4 million as of December 31, 2024, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $19.7 million as of March 31, 2025, and $24.5 million as of December 31, 2024.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $123.5 million and $69.0 million at March 31, 2025 and December 31, 2024, respectively.
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

11.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended March 31,
	2025	2024
Shares repurchased (in actual number of shares)	1.4	0.2
Aggregate purchase price (1)	$224.8	$38.7
Average purchase price per share	$164.95	$158.40

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $1.8 million and $0.1 million for the three months ended March 31, 2025, and March 31, 2024, respectively.
As of March 31, 2025, $636.0 million remained available under our stock repurchase limit authorized by our Board of Directors. From April 1, 2025, through April 23, 2025, we repurchased 0.2 million shares of common stock for an aggregate purchase price of $28.9 million (average purchase price per share of $157.57).
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
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	Three Months Ended March 31,
(In actual number of shares)	2025	2024
Shares issued	0.3	0.3
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.1	0.1

12.ACQUISITIONS AND DIVESTITURES
We purchased one Domestic store and one Import store during the three months ended March 31, 2025. We did not purchase any stores during the three months ended March 31, 2024. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
The acquisitions that occurred during the three months ended March 31, 2025, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire three month period ended March 31, 2025, revenue and net income would not have been materially different from our reported revenue and net income for this period.
We did not divest any stores during the three months ended March 31, 2025 or 2024 .

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13.CASH FLOW INFORMATION
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

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$70.5	$59.8
Restricted cash included in Other Current Assets	57.0	41.7
Restricted cash included in Other Assets	1.9	1.9
Total cash, cash equivalents, and restricted cash	$129.4	$103.4
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $19.8 million at March 31, 2025, and $26.7 million at March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$84.0	$35.2
Finance lease liabilities	$8.9	$6.9
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $83.1 million during the three months ended March 31, 2025, and $86.1 million during the three months ended March 31, 2024. We made income tax payments, net of income tax refunds, of $0.7 million during the three months ended March 31, 2025, and $0.2 million during the three months ended March 31, 2024.

14.FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs, which totaled $8.5 million at March 31, 2025, and $20.0 million at December 31, 2024.
Our equity investments that do not have a readily determinable fair value are measured using the measurement alternative as permitted by accounting standards and were recorded at cost, to be subsequently adjusted for observable price changes. The carrying amounts of our equity investments without a readily determinable fair value totaled $49.8 million at March 31, 2025, and $49.8 million at December 31, 2024. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $3.4 million based on observable price changes. We did not record any upward adjustments or impairments during the three months ended March 31, 2025.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

	Three Months Ended March 31,
	2025	2024
Net losses recognized during the period on equity securities	$(11.5)	$(0.4)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(11.5)	$(0.4)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	March 31, 2025	December 31, 2024
Carrying value	$3,278.2	$2,782.1
Fair value	$3,103.3	$2,578.6
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2025 and 2024:

	2025		2024
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$(0.2)	$—	$(1.1)
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
We had assets held for sale of $29.9 million as of March 31, 2025, and $23.6 million as of December 31, 2024, primarily related to inventory, goodwill, and property of disposal groups held for sale, as well as property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

15.COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2025 and 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss,

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Other Matters
In connection with the CDK outage previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in the first quarter of 2025, we submitted claims under our cyber insurance policies seeking recovery for estimated business interruption and related losses caused by the CDK outage. There can be no assurance as to the amount or timing of any potential recovery in connection with the CDK outage.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $4 million at March 31, 2025. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2025, surety bonds, letters of credit, and cash deposits totaled $129.4 million, of which $0.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

16.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2025, approximately 66% of our total retail new vehicle unit sales was generated by our stores in Florida, California, and Texas.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, BMW, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to a concentration of risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We had receivables from manufacturers or distributors of $237.0 million at March 31, 2025, and $267.1 million at December 31, 2024. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2025, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

17.SEGMENT INFORMATION
At March 31, 2025, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
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
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker (“CODM”) to allocate resources and assess performance. Our CODM for each of our reportable segments is our Chief Executive Officer. For the Domestic, Import, and Premium Luxury segments, our CODM uses Franchised Dealerships - Segment Income (defined as operating income less floorplan expense) to allocate resources to each of these segments during our annual budgeting process. Our CODM evaluates Franchised Dealerships - Segment Income actual results versus budget and prior year on a monthly basis when making decisions about allocating resources to these segments and whether to reinvest profits into each of these segments or into other parts of the Company, such as for acquisitions, strategic initiatives, or share repurchases. Our CODM also uses Franchised Dealerships - Segment Income to assess the underlying operating performance of each of these segments by comparing the results and return on investment for each of these segments.
Our CODM uses AutoNation Finance Income (Loss) to allocate capital resources to the AutoNation Finance segment in our annual budgeting process and uses that measure as a basis to evaluate the underlying operating performance of this segment by monitoring the margin between interest revenue and interest expense, credit program tier distribution, portfolio quality, and the overall performance of the loan portfolio for the segment.
The following tables provide segment revenues and segment expenses that align with the segment-level information that is regularly provided to our CODM:

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,717.4	$2,047.3	$2,576.5		$6,341.2
Corporate and other					349.2
Total consolidated revenues					6,690.4
Less segment expenses:
Cost of sales:
New vehicle	834.6	1,004.8	1,233.7
Used vehicle	459.0	510.1	669.0
Parts and service	145.3	159.2	199.4
Other	—	2.8	(0.1)
Total cost of sales	1,438.9	1,676.9	2,102.0
Selling, general and administrative expenses:
Compensation	119.8	148.4	165.7
Advertising	16.7	21.6	15.8
Store overhead	45.4	53.5	75.5
Total selling, general, and administrative expenses	181.9	223.5	257.0
Depreciation and amortization	11.0	12.0	19.9
Floorplan interest expense	16.6	8.7	19.0
Other income(2)	—	—	(0.1)
Franchised dealerships - segment income	$69.0	$126.2	$178.7		373.9
AutoNation Finance:
Interest fee income				$41.9
Interest expense				(13.9)
Provision for credit losses				(18.9)
Direct expenses(3)				(9.0)
AutoNation Finance income (loss)				$0.1	0.1
Corporate and other					(84.5)
Other interest expense					(42.3)
Other income (loss), net					(13.2)
Income before income taxes					$234.0

(1) See Note 2 of the Notes to Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,756.7	$1,979.5	$2,414.9		$6,151.1
Corporate and other					334.6
Total consolidated revenues					6,485.7
Less segment expenses:
Cost of sales:
New vehicle	773.5	942.1	1,067.7
Used vehicle	520.1	523.0	696.5
Parts and service	168.4	150.7	197.1
Other	—	3.0	0.1
Total cost of sales	1,462.0	1,618.8	1,961.4
Selling, general and administrative expenses:
Compensation	122.5	139.6	154.9
Advertising	15.2	18.8	12.2
Store overhead	51.2	53.8	76.5
Total selling, general, and administrative expenses	188.9	212.2	243.6
Depreciation and amortization	11.2	10.6	19.8
Floorplan interest expense	19.5	9.1	18.5
Other income(2)	(0.1)	—	—
Franchised dealerships - segment income	$75.2	$128.8	$171.6		375.6
AutoNation Finance:
Interest fee income				$21.8
Interest expense				(7.0)
Provision for credit losses				(10.2)
Direct expenses(3)				(9.6)
AutoNation Finance income (loss)				$(5.0)	(5.0)
Corporate and other					(79.7)
Other interest expense					(44.6)
Other income (loss), net					7.0
Income before income taxes					$253.3

(1) See Note 2 of the Notes to Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information about segment assets:

Segment Assets(1)	March 31, 2025	December 31, 2024
Domestic	$2,269.7	$2,297.9
Imports	$2,103.4	$2,029.8
Premium Luxury	$3,532.3	$3,696.0
AutoNation Finance	$1,471.0	$1,114.4

(1) Excludes capital expenditures for active construction projects, which are reflected in segment assets upon completion of the related project.

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of March 31, 2025, we owned and operated 322 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, BMW, Stellantis, and Volkswagen (including Audi and Porsche). As of March 31, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
At March 31, 2025, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. AutoNation Finance is our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
For the three months ended March 31, 2025, new vehicle sales accounted for 49% of our total revenue and 14% of our total gross profit. Used vehicle sales accounted for 29% of our total revenue and 10% of our total gross profit. Our parts and service operations, while comprising 17% of our total revenue, contributed 47% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 29% of our total gross profit.
Market Conditions
In the first quarter of 2025, U.S. industry retail new vehicle unit sales, which includes sales in markets in which we do not compete, increased approximately 8%, as compared to the first quarter of 2024, partly due to higher levels of manufacturer vehicle production compared to the prior year, as well as an increase in consumer demand, which further accelerated in the later part of March 2025 following U.S. government tariff-related announcements. The higher levels of manufacturer vehicle production over the past several years have led to an increasing supply of new vehicle inventory, which has varied by make and model and has resulted in moderation of new vehicle unit profitability over the past several years. While new vehicle unit profitability has recently started to stabilize, we expect that it may continue to moderate throughout 2025 and may be further impacted by the recently announced tariffs. Additionally, the increased availability of new vehicles and an increase in manufacturer new vehicle incentives to customers, including low-interest financing and customer rebates, have resulted in a shift in mix from used vehicles to new vehicles. Lower new vehicle sales in recent years have also resulted in lower availability of used vehicle inventory, particularly for late model vehicles.
The tariffs announced by the U.S. government beginning in the first quarter of 2025 on vehicles and parts imported from other countries could increase our costs or consumer prices and limit the availability of inventory and/or reduce demand for the products and services we offer, which in turn could have a material adverse effect on our business and results of operations. The policies and announcements regarding tariffs on imported goods have been evolving rapidly and remain highly fluid. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from other countries, manufactures, and/or consumers.
Results of Operations
During the three months ended March 31, 2025, we had net income of $175.5 million and diluted earnings per share of $4.45, as compared to net income of $190.1 million and diluted earnings per share of $4.49 during the same period in 2024.
Our total gross profit increased 2% during the first quarter of 2025 compared to the first quarter of 2024, driven by increases in finance and insurance gross profit of 5%, used vehicle gross profit of 12%, and parts and service gross profit of 2%, partially offset by a decrease in new vehicle gross profit of 11%, each as compared to the first quarter of 2024. Finance and insurance gross profit benefited from higher realized margins on certain vehicle protection products and an increase in vehicle unit volume. Used vehicle gross profit benefited from better alignment of used vehicle inventory with market demand. Parts and service results benefited primarily from an increase in gross profit from warranty service. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from an increase in supply and availability of new vehicle inventory, which has resulted in moderation of margins following post-pandemic elevated levels. In addition, SG&A expenses increased primarily due to an increase in performance-driven compensation expense.
Net income for the three months ended March 31, 2025, was adversely impacted by an after-tax loss of $8.7 million related to changes in fair value of a minority equity investment.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Unaudited Condensed Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at March 31, 2025 and 2024, were 39,300 and 38,200, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-downs of $1.3 million at March 31, 2025, and $2.0 million at December 31, 2024.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $7.4 million at March 31, 2025, and $7.8 million at December 31, 2024.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $9.9 million at March 31, 2025, and $8.3 million at December 31, 2024.
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

Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual goodwill impairment test as of April 30, 2025.
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
As of March 31, 2025, we have $223.0 million of goodwill related to the Domestic reporting unit, $524.3 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, $140.5 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Centers reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2025.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,248.1	$2,979.3	$268.8	9.0
Retail used vehicle	1,792.1	1,833.8	(41.7)	(2.3)
Wholesale	130.3	162.3	(32.0)	(19.7)
Used vehicle	1,922.4	1,996.1	(73.7)	(3.7)
Finance and insurance, net	352.5	334.7	17.8	5.3
Total variable operations(1)	5,523.0	5,310.1	212.9	4.0
Parts and service	1,164.0	1,172.4	(8.4)	(0.7)
Other	3.4	3.2	0.2
Total revenue	$6,690.4	$6,485.7	$204.7	3.2
Gross profit:
New vehicle	$174.9	$195.9	$(21.0)	(10.7)
Retail used vehicle	113.0	101.8	11.2	11.0
Wholesale	11.5	9.7	1.8
Used vehicle	124.5	111.5	13.0	11.7
Finance and insurance	352.5	334.7	17.8	5.3
Total variable operations(1)	651.9	642.1	9.8	1.5
Parts and service	567.7	555.8	11.9	2.1
Other	0.3	—	0.3
Total gross profit	1,219.9	1,197.9	22.0	1.8
AutoNation Finance income (loss)	0.1	(5.0)	5.1
Selling, general, and administrative expenses	821.9	793.1	(28.8)	(3.6)
Depreciation and amortization	61.8	58.3	(3.5)
Other expense, net	0.3	1.2	0.9
Operating income	336.0	340.3	(4.3)	(1.3)
Non-operating income (expense) items:
Floorplan interest expense	(46.5)	(49.4)	2.9
Other interest expense	(42.3)	(44.6)	2.3
Other income (loss), net	(13.2)	7.0	(20.2)
Income before income taxes	$234.0	$253.3	$(19.3)	(7.6)
Retail vehicle unit sales:
New vehicle	62,387	58,863	3,524	6.0
Used vehicle	68,000	69,121	(1,121)	(1.6)
	130,387	127,984	2,403	1.9
Revenue per vehicle retailed:
New vehicle	$52,064	$50,614	$1,450	2.9
Used vehicle	$26,354	$26,530	$(176)	(0.7)
Gross profit per vehicle retailed:
New vehicle	$2,803	$3,328	$(525)	(15.8)
Used vehicle	$1,662	$1,473	$189	12.8
Finance and insurance	$2,703	$2,615	$88	3.4
Total variable operations(2)	$4,912	$4,941	$(29)	(0.6)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended March 31,
	2025 (%)	2024 (%)
Revenue mix percentages:
New vehicle	48.5	45.9
Used vehicle	28.7	30.8
Parts and service	17.4	18.1
Finance and insurance, net	5.3	5.2
Other	0.1	—
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	14.3	16.4
Used vehicle	10.2	9.3
Parts and service	46.5	46.4
Finance and insurance	28.9	27.9
Other	0.1	—
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.4	6.6
Used vehicle - retail	6.3	5.6
Parts and service	48.8	47.4
Total	18.2	18.5
Selling, general, and administrative expenses	12.3	12.2
Operating income	5.0	5.2
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	67.4	66.2
Operating income	27.5	28.4

	March 31,
	2025	2024
Inventory days supply:
New vehicle (industry standard of selling days)	38 days	44 days
Used vehicle (trailing calendar month days)	36 days	31 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2024 column may differ from the same store amounts presented for 2024 in the prior year. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,247.6	$2,947.4	$300.2	10.2
Retail used vehicle	1,766.5	1,804.1	(37.6)	(2.1)
Wholesale	127.7	158.4	(30.7)	(19.4)
Used vehicle	1,894.2	1,962.5	(68.3)	(3.5)
Finance and insurance, net	349.2	330.4	18.8	5.7
Total variable operations(1)	5,491.0	5,240.3	250.7	4.8
Parts and service	1,160.6	1,137.2	23.4	2.1
Other	3.4	3.3	0.1
Total revenue	$6,655.0	$6,380.8	$274.2	4.3
Gross profit:
New vehicle	$174.9	$194.2	$(19.3)	(9.9)
Retail used vehicle	111.7	100.3	11.4	11.4
Wholesale	11.7	10.0	1.7
Used vehicle	123.4	110.3	13.1	11.9
Finance and insurance	349.2	330.4	18.8	5.7
Total variable operations(1)	647.5	634.9	12.6	2.0
Parts and service	565.8	544.1	21.7	4.0
Other	0.3	—	0.3
Total gross profit	$1,213.6	$1,179.0	$34.6	2.9
Retail vehicle unit sales:
New vehicle	62,379	58,227	4,152	7.1
Used vehicle	66,787	67,850	(1,063)	(1.6)
	129,166	126,077	3,089	2.5
Revenue per vehicle retailed:
New vehicle	$52,062	$50,619	$1,443	2.9
Used vehicle	$26,450	$26,590	$(140)	(0.5)
Gross profit per vehicle retailed:
New vehicle	$2,804	$3,335	$(531)	(15.9)
Used vehicle	$1,672	$1,478	$194	13.1
Finance and insurance	$2,703	$2,621	$82	3.1
Total variable operations(2)	$4,922	$4,956	$(34)	(0.7)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended March 31,
	2025 (%)	2024 (%)
Revenue mix percentages:
New vehicle	48.8	46.2
Used vehicle	28.5	30.8
Parts and service	17.4	17.8
Finance and insurance, net	5.2	5.2
Other	0.1	—
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	14.4	16.5
Used vehicle	10.2	9.4
Parts and service	46.6	46.1
Finance and insurance	28.8	28.0
Other	—	—
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.4	6.6
Used vehicle - retail	6.3	5.6
Parts and service	48.8	47.8
Total	18.2	18.5
The following discussions of new vehicle, used vehicle, parts and service, and finance and insurance results are on a same store basis. The differences between reported amounts and same store amounts in revenue and gross profit of these lines of business in the tables below are related to acquisition and divestiture activity, as well as the opening of AutoNation USA used vehicle stores, as applicable.

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,248.1	$2,979.3	$268.8	9.0
Gross profit	$174.9	$195.9	$(21.0)	(10.7)
Retail vehicle unit sales	62,387	58,863	3,524	6.0
Revenue per vehicle retailed	$52,064	$50,614	$1,450	2.9
Gross profit per vehicle retailed	$2,803	$3,328	$(525)	(15.8)
Gross profit as a percentage of revenue	5.4%	6.6%
Inventory days supply (industry standard of selling days)	38 days	44 days

	Three Months Ended March 31,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,247.6	$2,947.4	$300.2	10.2
Gross profit	$174.9	$194.2	$(19.3)	(9.9)
Retail vehicle unit sales	62,379	58,227	4,152	7.1
Revenue per vehicle retailed	$52,062	$50,619	$1,443	2.9
Gross profit per vehicle retailed	$2,804	$3,335	$(531)	(15.9)
Gross profit as a percentage of revenue	5.4%	6.6%
First Quarter 2025 compared to First Quarter 2024
Same store new vehicle revenue increased during the three months ended March 31, 2025, as compared to the same period in 2024 due to an increase in same store unit volume and same store revenue PVR. The increase in same store unit volume was due in part to an increase in supply and availability of new vehicle inventory and an increase in manufacturer incentives to customers, including low-interest financing and customer rebates, as compared to the prior year. In addition, same store unit volume benefited from an increase in same store unit volume for hybrid vehicles and an increase in consumer demand in the later part of March 2025 following tariff-related announcements.
Same store new vehicle revenue PVR increased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a 2% shift in mix towards Premium Luxury vehicles, which have relatively higher average selling prices. New vehicle revenue PVR also benefited from an increase in the average selling price for Import vehicles, partially due to an increase in average manufacturers’ suggested retail prices.
Same store new vehicle gross profit PVR decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in supply and availability of new vehicle inventory as compared to the prior year, which has resulted in moderation of margins following post-pandemic elevated levels.

New Vehicle Inventory Carrying Expense
The following table details net new vehicle inventory carrying expense, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit in accordance with GAAP.

	Three Months Ended March 31,
($ in millions)	2025	2024	Variance
Floorplan assistance	$31.1	$31.9	$(0.8)
New vehicle floorplan interest expense	(44.0)	(46.6)	2.6
Net new vehicle inventory carrying expense	$(12.9)	$(14.7)	$1.8
First Quarter 2025 compared to First Quarter 2024
The net new vehicle inventory carrying expense decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a decrease in floorplan interest expense due to lower average interest rates, partially offset by higher average vehicle floorplan balances.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,792.1	$1,833.8	$(41.7)	(2.3)
Wholesale revenue	130.3	162.3	(32.0)	(19.7)
Total revenue	$1,922.4	$1,996.1	$(73.7)	(3.7)
Retail gross profit	$113.0	$101.8	$11.2	11.0
Wholesale gross profit	11.5	9.7	1.8
Total gross profit	$124.5	$111.5	$13.0	11.7
Retail vehicle unit sales	68,000	69,121	(1,121)	(1.6)
Revenue per vehicle retailed	$26,354	$26,530	$(176)	(0.7)
Gross profit per vehicle retailed	$1,662	$1,473	$189	12.8
Retail gross profit as a percentage of retail revenue	6.3%	5.6%
Inventory days supply (trailing calendar month days)	36 days	31 days

	Three Months Ended March 31,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,766.5	$1,804.1	$(37.6)	(2.1)
Wholesale revenue	127.7	158.4	(30.7)	(19.4)
Total revenue	$1,894.2	$1,962.5	$(68.3)	(3.5)
Retail gross profit	$111.7	$100.3	$11.4	11.4
Wholesale gross profit	11.7	10.0	1.7
Total gross profit	$123.4	$110.3	$13.1	11.9
Retail vehicle unit sales	66,787	67,850	(1,063)	(1.6)
Revenue per vehicle retailed	$26,450	$26,590	$(140)	(0.5)
Gross profit per vehicle retailed	$1,672	$1,478	$194	13.1
Retail gross profit as a percentage of retail revenue	6.3%	5.6%
First Quarter 2025 compared to First Quarter 2024
Same store retail used vehicle revenue decreased during the three months ended March 31, 2025, as compared to the same period in 2024, due to a decrease in unit volume, particularly for mid- to higher-priced used vehicles, resulting from a 2% shift in mix from used vehicles to new vehicles. The shift in mix from used vehicles to new vehicles was due in part to lower availability and levels of late model used vehicles, as well an increase in supply of new vehicle inventory and an increase in manufacturer new vehicle incentives to customers, including low-interest financing and customer rebates. Wholesale used vehicle revenue decreased during the three months ended March 31, 2025, as compared to the same period in 2024, due to a decrease in revenue per unit wholesaled resulting from a shift in mix to lower-value used vehicles.
Same store used vehicle gross profit PVR increased during the three months ended March 31, 2025, as compared to the same period in 2024. Used vehicle gross profit PVR in the prior year was adversely impacted by certain actions taken in the first quarter of 2024 to support our used vehicle inventory initiatives and achieve a more optimal inventory supply. The increase in gross profit PVR was partially offset by a shift in mix towards lower-priced entry-level vehicles, which have relatively lower average gross profit PVR.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,164.0	$1,172.4	$(8.4)	(0.7)
Gross Profit	$567.7	$555.8	$11.9	2.1
Gross profit as a percentage of revenue	48.8%	47.4%

Same Store:
Revenue	$1,160.6	$1,137.2	$23.4	2.1
Gross Profit	$565.8	$544.1	$21.7	4.0
Gross profit as a percentage of revenue	48.8%	47.8%
Parts and service revenue is primarily derived from vehicle repairs and maintenance paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
First Quarter 2025 compared to First Quarter 2024
During the three months ended March 31, 2025, same store parts and service revenue increased compared to the same period in 2024, primarily due to an increase in revenue associated with warranty service of $33.7 million, partially offset by a decrease in wholesale parts sales of $14.5 million. In addition, same store parts and service revenue per service day for the three months ended March 31, 2025, increased 4% compared to the same period in 2024.
During the three months ended March 31, 2025, same store parts and service gross profit increased compared to the same period in 2024, primarily due to an increase in gross profit associated with warranty service of $22.7 million, partially offset by a decrease in gross profit associated with wholesale parts sales of $4.4 million. In addition, same store parts and service gross profit per service day for the three months ended March 31, 2025, increased 5% compared to the same period in 2024.
Warranty service revenue and gross profit benefited from an increase in repair order volume, due in part to an increase in manufacturer recalls, improved labor rates, and higher value repair orders. Wholesale parts revenue and gross profit decreased primarily due to a decrease in volume, which was adversely impacted by a decrease in demand from third-party collision centers.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$352.5	$334.7	$17.8	5.3
Gross profit per vehicle retailed	$2,703	$2,615	$88	3.4

Same Store:
Revenue and gross profit	$349.2	$330.4	$18.8	5.7
Gross profit per vehicle retailed	$2,703	$2,621	$82	3.1
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
First Quarter 2025 compared to First Quarter 2024
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2025, as compared to the same period in 2024, due to increases in finance and insurance gross profit PVR and new vehicle unit volume, partially offset by a decrease in used vehicle unit volume. Finance and insurance gross profit PVR benefited from higher realized margins on certain vehicle protection products, partially offset by an increase in retail vehicle sales financed through AutoNation Finance.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,717.4	$1,756.7	$(39.3)	(2.2)
Import	2,047.3	1,979.5	67.8	3.4
Premium Luxury	2,576.5	2,414.9	161.6	6.7
Total Franchised Dealerships	6,341.2	6,151.1	190.1	3.1
Corporate and other	349.2	334.6	14.6	4.4
Total consolidated revenue	$6,690.4	$6,485.7	$204.7	3.2
Segment income(1):
Domestic	$69.0	$75.2	$(6.2)	(8.2)
Import	126.2	128.8	(2.6)	(2.0)
Premium Luxury	178.7	171.6	7.1	4.1
Total Franchised Dealerships	373.9	375.6	(1.7)	(0.5)
AutoNation Finance income (loss)	0.1	(5.0)	5.1
Corporate and other(2)	(84.5)	(79.7)	(4.8)
Floorplan interest expense	46.5	49.4	2.9
Operating income	$336.0	$340.3	$(4.3)	(1.3)

Retail new vehicle unit sales:
Domestic	16,778	15,902	876	5.5
Import	28,003	27,568	435	1.6
Premium Luxury	17,606	15,393	2,213	14.4
	62,387	58,863	3,524	6.0

Retail used vehicle unit sales:
Domestic	18,424	19,763	(1,339)	(6.8)
Import	23,155	23,765	(610)	(2.6)
Premium Luxury	19,017	18,963	54	0.3
Other	7,404	6,630	774	11.7
	68,000	69,121	(1,121)	(1.6)

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

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$860.2	$814.4	$45.8	5.6
Used vehicle	486.1	543.0	(56.9)	(10.5)
Parts and service	269.0	302.1	(33.1)	(11.0)
Finance and insurance, net	101.8	97.0	4.8	4.9
Other	0.3	0.2	0.1
Total Revenue	$1,717.4	$1,756.7	$(39.3)	(2.2)
Gross Profit:
New vehicle	$25.5	$40.9	$(15.4)	(37.7)
Used vehicle	27.1	22.9	4.2	18.3
Parts and service	123.7	133.7	(10.0)	(7.5)
Finance and insurance, net	101.8	97.0	4.8	4.9
Other	0.4	0.2	0.2
Total Gross Profit	$278.5	$294.7	$(16.2)	(5.5)
Segment income	$69.0	$75.2	$(6.2)	(8.2)
Retail vehicle unit sales:
New vehicle	16,778	15,902	876	5.5
Used vehicle	18,424	19,763	(1,339)	(6.8)
	35,202	35,665	(463)	(1.3)
First Quarter 2025 compared to First Quarter 2024
Domestic revenue decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a decrease in used vehicle revenue, approximately 80% of which was due to lower used vehicle unit volume and 20% was driven by a decrease in average selling prices, with used vehicle revenue PVR down $480 compared to the prior year. Approximately $36 million of the decrease in used vehicle revenue was related to the divestitures we completed in the third quarter of 2024. The decrease in used vehicle unit volume was due in part to a 3% shift in mix from used vehicles to new vehicles. The decrease in used vehicle revenue PVR was primarily due to a shift in mix towards lower-priced entry-level used vehicles. Domestic revenue was also adversely impacted by decreases in parts and service revenue associated with wholesale parts sales of $21.9 million and customer-pay service of $5.2 million. The decreases in Domestic revenue were partially offset by an increase in new vehicle unit volume as a result of an increase in supply and availability of new vehicle inventory, an increase in manufacturer incentives to customers, including low-interest financing and customer rebates, and sustained consumer demand, which accelerated in the later part of March 2025 following tariff-related announcements.
Domestic segment income decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to decreases in new vehicle gross profit and parts and service gross profit. New vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR due to continued moderation of margins, which decreased 200 basis points, resulting from an increase in supply and availability of new vehicle inventory as compared to the prior year. Parts and service gross profit was adversely impacted by decreases in gross profit associated with wholesale parts sales of $4.4 million and customer-pay service of $3.1 million. The decreases in Domestic segment income were partially offset by a $13.4 million decrease in SG&A expenses related to the divestitures we completed in the third quarter of 2024. Domestic segment income also benefited from an increase in finance and insurance gross profit PVR of $172 largely as a result of higher realized margins on certain vehicle protection products.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,062.0	$1,006.8	$55.2	5.5
Used vehicle	546.7	557.2	(10.5)	(1.9)
Parts and service	318.6	294.7	23.9	8.1
Finance and insurance, net	118.5	119.2	(0.7)	(0.6)
Other	1.5	1.6	(0.1)
Total Revenue	2,047.3	1,979.5	67.8	3.4
Gross Profit:
New vehicle	$57.2	$64.7	$(7.5)	(11.6)
Used vehicle	36.6	34.2	2.4	7.0
Parts and service	159.4	144.0	15.4	10.7
Finance and insurance, net	118.5	119.2	(0.7)	(0.6)
Other	(1.3)	(1.4)	0.1
Total Gross Profit	$370.4	$360.7	$9.7	2.7
Segment income	$126.2	$128.8	$(2.6)	(2.0)
Retail vehicle unit sales:
New vehicle	28,003	27,568	435	1.6
Used vehicle	23,155	23,765	(610)	(2.6)
	51,158	51,333	(175)	(0.3)
First Quarter 2025 compared to First Quarter 2024
Import revenue increased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, approximately 70% of which was due to an increase in average selling prices, with new vehicle revenue PVR up $1,404, due in part to a 5% increase in average manufacturers’ suggested retail prices. New vehicle revenue also benefited from an increase in new vehicle unit volume as a result of an increase in supply and availability of new vehicle inventory, an increase in manufacturer incentives to customers, including low-interest financing and customer rebates, and sustained consumer demand, which accelerated in the later part of March 2025 following tariff-related announcements. Import revenue also benefited, to a lesser extent, from an increase in parts and service revenue, largely due to an increase in revenue associated with warranty service of $24.9 million. The increases in Import revenue were partially offset by a decrease in used vehicle revenue driven by a $7.6 million decrease in used vehicle wholesale revenue due to a decrease in revenue per unit wholesaled as we retained more higher-value used vehicles for retail used vehicle sales.
Import segment income decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a decrease in new vehicle gross profit PVR of $304 due to continued moderation of margins, which decreased 100 basis points, resulting from an increase in supply and availability of new vehicle inventory. In addition, Import segment income was adversely impacted by an increase in SG&A expenses of $11.3 million, largely due to an increase in performance-driven compensation expense. The decreases in Import segment income were partially offset by an increase in parts and service gross profit associated with warranty service of $16.0 million.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,325.9	$1,158.1	$167.8	14.5
Used vehicle	712.1	736.2	(24.1)	(3.3)
Parts and service	424.4	417.2	7.2	1.7
Finance and insurance, net	114.1	103.3	10.8	10.5
Other	—	0.1	(0.1)
Total Revenue	$2,576.5	$2,414.9	$161.6	6.7
Gross Profit:
New vehicle	92.2	90.4	1.8	2.0
Used vehicle	43.1	39.7	3.4	8.6
Parts and service	225.0	220.1	4.9	2.2
Finance and insurance, net	114.1	103.3	10.8	10.5
Other	0.1	—	0.1
Total Gross Profit	474.5	453.5	21.0	4.6
Segment income	$178.7	$171.6	$7.1	4.1
Retail vehicle unit sales:
New vehicle	17,606	15,393	2,213	14.4
Used vehicle	19,017	18,963	54	0.3
	36,623	34,356	2,267	6.6
First Quarter 2025 compared to First Quarter 2024
Premium Luxury revenue increased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, over 95% of which was due to an increase in new vehicle unit volume as a result of an increase in supply and availability of new vehicle inventory and sustained consumer demand, which accelerated in the later part of March 2025 following tariff-related announcements. The increase in Premium Luxury new vehicle revenue was partially offset by a decrease in used vehicle revenue driven by a decrease in wholesale used vehicle revenue of $12.9 million due to a decrease in revenue per unit wholesaled resulting in a shift in mix to lower-value used vehicles, and a decrease in retail used vehicle revenue of $11.2 million driven by a $693 decrease in used vehicle revenue PVR due to the shift in mix towards lower-priced entry-level used vehicles.
Premium Luxury segment income increased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in finance and insurance gross profit, approximately 60% of which was due to an increase in vehicle unit volume and 40% of which was driven by an increase in finance and insurance gross profit PVR largely due to higher realized margins on certain vehicle protection products. Premium luxury segment income also benefited, to a lesser extent, from an increase in parts and service gross profit associated with warranty service of $5.8 million and an increase in used vehicle gross profit largely due to a $104 increase in used vehicle gross profit PVR. The increases in Premium Luxury segment income were partially offset by an increase in SG&A expenses of $13.4 million, largely due to an increase in performance-driven compensation expense.

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

	Three Months Ended March 31,
($ in millions)	2025	%(1)	2024	%(1)
Interest margin:
Interest and fee income	$41.9	13.2%	$21.8	17.8%
Interest expense	(13.9)	(4.4)%	(7.0)	(5.7)%
Total interest margin	28.0	8.8%	14.8	12.1%
Provision for credit losses	(18.9)	(6.0)%	(10.2)	(8.3)%
Total interest margin after provision for loan losses	9.1	2.9%	4.6	3.7%
Direct expenses(2)	(9.0)	(2.8)%	(9.6)	(7.8)%
AutoNation Finance income (loss)	$0.1	—%	$(5.0)	(4.1)%

(1) Annualized amounts as a percentage of total average managed receivables.
(2) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.
First Quarter 2025 compared to First Quarter 2024
ANF recognized income of $0.1 million during the three months ended March 31, 2025, and a loss of $5.0 million during the three months ended March 31, 2024. The current year period benefited from an increase in interest income from the growth in managed receivables and a declining expected credit loss rate. Managed receivables increased as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores. The declining expected credit loss rate reflects the improved credit quality of new loan originations and the sale of third-party receivables originated through third-party dealers that we completed in the fourth quarter of 2024. In addition, ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.

The following tables present selected loan origination and loan performance information:

	Three Months Ended March 31,
($ in millions)	2025	2024
Loan Origination Information
Loans originated	$460.4	$161.2
Vehicle units financed	13,248	5,095
Penetration rate(1)	10.2%	4.0%
Weighted average contract rate	11.0%	13.5%
Weighted average credit score(2)	695	659
Weighted average loan-to-value(3)	103.9%	103.4%
Weighted average term (in months)	72.5	71.8

(1) Units financed as a percentage of total new and used retail vehicle units sold.
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

($ in millions)	March 31, 2025	March 31, 2024
Loan Performance Information
Total average managed receivables	$1,269.8	$490.8
Allowance for credit losses as a percentage of ending managed receivables	4.6%	8.5%
Net credit losses on managed receivables	$7.1	$8.4
Annualized net credit losses as a percentage of total average managed receivables	2.2%	6.8%
Past due accounts as a percentage of ending managed receivables	2.0%	4.2%
Average recovery rate(1)	47.4%	35.0%

(1) Represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.
We typically use non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions, as well as free cash flows from operations to fund the auto loans receivable of ANF. See Notes 6 and 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto loans receivables and related non-recourse debt, respectively.

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

	Three Months Ended March 31,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$530.2	$516.7	$(13.5)	(2.6)
Advertising	62.0	58.1	(3.9)	(6.7)
Store and corporate overhead	229.7	218.3	(11.4)	(5.2)
Total	$821.9	$793.1	$(28.8)	(3.6)

SG&A as a % of total gross profit:
Compensation	43.5	43.1	(40)	bps
Advertising	5.1	4.9	(20)	bps
Store and corporate overhead	18.8	18.2	(60)	bps
Total	67.4	66.2	(120)	bps
First Quarter 2025 compared to First Quarter 2024
SG&A expenses increased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in performance-driven compensation expense, an increase in advertising expenses to support vehicle sales, an increase in insurance-related expenses of $4.7 million, and newly opened stores. The increases in SG&A expenses were partially offset by divestitures and a decrease in deferred compensation obligations of $8.7 million as a result of changes in market performance of the underlying investments. As a percentage of total gross profit, SG&A expenses increased to 67.4% during the three months ended March 31, 2025, from 66.2% in the same period in 2024, primarily due to the moderation of gross profit and increases in SG&A expenses as described above.
Other Income, Net (Operating)
Other Income, Net includes gains or losses associated with property divestitures and asset impairments, among other items.
Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.
First Quarter 2025 compared to First Quarter 2024
Floorplan interest expense was $46.5 million for the three months ended March 31, 2025, compared to $49.4 million for the same period in 2024. The decrease in floorplan interest expense of $2.9 million was primarily due to lower average interest rates, partially offset by higher average vehicle floorplan balances.

Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations.
First Quarter 2025 compared to First Quarter 2024
Other interest expense was $42.3 million for the three months ended March 31, 2025, compared to $44.6 million for the same period in 2024. The decrease in interest expense of $2.3 million was driven by lower average debt balances.
Other Income (Loss), Net
We recognized a net loss of $1.9 million and net gain of $7.3 million for the three months ended March 31, 2025 and 2024, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recorded unrealized losses of $11.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. Our effective income tax rate was 25.0% for the three months ended March 31, 2025, and 2024.

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

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2025		December 31, 2024
Cash and cash equivalents	$70.5		$59.8
Revolving credit facility	$1,857.6	(1)(2)	$1,899.2
Secured used vehicle floorplan facilities (3)	$0.1		$0.4
Non-recourse warehouse facilities (4)	$0.2		$1.1
 (1)    At March 31, 2025, we had $0.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $340.0 million of commercial paper notes outstanding at March 31, 2025. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
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
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At March 31, 2025, surety bonds, letters of credit, and cash deposits totaled $129.4 million, of which $0.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2025, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At March 31, 2025, these properties had a net book value of $2.8 billion. None of these properties are mortgaged or encumbered.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended March 31,
(In millions, except share and per share data)	2025	2024
Shares repurchased	1.4	0.2
Aggregate purchase price (1)	$224.8	$38.7
Average purchase price per share	$164.95	$158.40

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $1.8 million and $0.1 million for the three months ended March 31, 2025, and March 31, 2024, respectively.
From April 1, 2025, through April 23, 2025, we repurchased 0.2 million shares of common stock for an aggregate purchase price of $28.9 million (average purchase price per share of $157.57). As of April 23, 2025, $607.0 million remained available under our stock repurchase limit authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended March 31,
(In millions)	2025	2024
Purchases of property and equipment	$75.2	$93.7
Acquisitions and Divestitures
We purchased one Domestic store and one Import store during the three months ended March 31, 2025. We did not purchase any stores during the three months ended March 31, 2024. We did not divest any stores during the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
(In millions)	2025	2024
Cash paid for business acquisitions, net	$(69.6)	$—
Cash received from business divestitures, net	$—	$—
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Debt
The following table sets forth our non-vehicle long-term debt, as of March 31, 2025, and December 31, 2024.

(In millions)
Debt Description	Maturity Date	Interest Payable	March 31, 2025	December 31, 2024
4.5% Senior Notes	October 1, 2025	April 1 and October 1	$450.0	$450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	—
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		344.5	350.0
			3,644.5	3,150.0
Less: unamortized debt discounts and debt issuance costs			(21.8)	(17.9)
Less: current maturities			(518.2)	(518.5)
Long-term debt, net of current maturities			$3,104.5	$2,613.6
On February 24, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035, which were sold at 99.995% of the aggregate principal amount.
We had commercial paper notes outstanding of $340.0 million at March 31, 2025, and $630.0 million at December 31, 2024.
We had non-recourse debt under our warehouse facilities of $1.1 billion at March 31, 2025, and $801.5 million at December 31, 2024, and non-recourse debt under term securitizations of consolidated variable interest entities (“VIEs”) of $19.9 million at March 31, 2025, and $24.7 million at December 31, 2024.
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
See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our non-vehicle long-term debt, commercial paper, and non-recourse debt.
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

As of March 31, 2025, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At March 31, 2025, our leverage and interest coverage ratios were as follows:

March 31, 2025
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.56x
Interest coverage ratio	≥ 3.00x	4.33x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2025	December 31, 2024
Vehicle floorplan payable - trade	$2,029.6	$2,216.2
Vehicle floorplan payable - non-trade	1,529.3	1,493.5
Vehicle floorplan payable	$3,558.9	$3,709.7
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by (used in) operating activities	$(52.5)	$294.5
Net cash used in investing activities	$(136.1)	$(69.3)
Net cash provided by (used in) financing activities	$214.6	$(221.1)
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
We had net cash used in operating activities of $52.6 million for the three months ended March 31, 2025, and net cash provided by operating activities of $294.5 million during the three months ended March 31, 2024. This change was primarily due to a $215.9 million increase in auto loans receivable for vehicles sold through our stores as we continued to grow our AutoNation Finance business. In addition, net cash provided by operating activities was adversely impacted by a build up in accounts receivable at the end of March 2025 due to an acceleration in the pace of vehicle sales in the later part of March 2025 resulting from an increase in consumer demand following tariff-related announcements.
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

Net cash used in investing activities increased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in cash used for acquisitions and a decrease in collections on auto loans receivable acquired through third-party dealers, partially offset by a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035. Cash flows from financing activities for the three months ended March 31, 2025, reflect cash payments of $4.9 million for debt issuance costs associated with the senior note issuance that are being amortized to interest expense over the term of the senior notes.
During the three months ended March 31, 2025, we repurchased 1.4 million shares of common stock for an aggregate purchase price of $224.8 million (average purchase price per share of $164.95), including repurchases for which settlement occurred subsequent to March 31, 2025, and excluding the excise tax imposed under the Inflation Reduction Act. During the three months ended March 31, 2024, we repurchased 0.2 million shares of common stock for an aggregate purchase price of $38.7 million (average purchase price per share of $158.40), excluding the excise tax imposed under the Inflation Reduction Act.
During the three months ended March 31, 2025, we borrowed $407.0 million and repaid $153.0 million under our non-recourse debt facilities. During the three months ended March 31, 2024, we borrowed $214.0 million and repaid $127.7 million under our non-recourse debt facilities.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $290.0 million and $155.0 million during the three months ended March 31, 2025 and 2024, respectively, and changes in vehicle floorplan payable-non-trade totaling net payments of $0.9 million and $93.5 million during the three months ended March 31, 2025 and 2024, respectively.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation Finance, statements regarding potential tariff-related impacts and our expectations for the future performance of our business and the automotive retail industry, including the remainder of 2025, and statements regarding the availability of insurance or other sources of recovery, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
Please refer to this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K for additional discussion of the foregoing risks. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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
We had $3.6 billion of variable rate vehicle floorplan payable at March 31, 2025, and $3.7 billion at December 31, 2024. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $35.6 million at March 31, 2025, and $37.1 million at December 31, 2024. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $340.0 million of commercial paper notes outstanding at March 31, 2025, and $630.0 million at December 31, 2024. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.4 million at March 31, 2025, and $6.3 million at December 31, 2024.
Our fixed rate senior unsecured notes totaled $3.3 billion and had a fair value of $3.1 billion as of March 31, 2025, and totaled $2.8 billion and had a fair value of $2.6 billion as of December 31, 2024.
As of March 31, 2025, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities change over time. The fair value of these equity investments was $8.5 million at March 31, 2025, and $20.0 million at December 31, 2024. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $0.9 million at March 31, 2025, and $2.0 million at December 31, 2024. We also have minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $49.8 million at March 31, 2025, and $49.8 million at December 31, 2024. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $5.0 million at March 31, 2025, and $5.0 million at December 31, 2024. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”), which could materially affect our business, financial condition, or future results. The risk factor set forth below updates one risk factor set forth in our Form 10-K. Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our Form 10-K.
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
We believe that many factors affect sales of new and used vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, tariffs, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences and the success of third-party online and mobile sales platforms, the level of personal discretionary spending, labor force participation and unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, global pandemics, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, the length of consumer loans on existing vehicles, and the rise of ride-sharing applications. The imposition of new tariffs, quotas, duties, or other restrictions or limitations, including the tariffs announced by the U.S. government beginning in the first quarter of 2025 on imported vehicles and parts, could increase prices for vehicles and/or parts imported into the United States, limit the availability of such vehicles and/or parts, and adversely impact affordability and demand for such vehicles and/or parts, which in turn could have a material adverse effect on our business and results of operations. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from other countries, manufacturers, and/or consumers. Changes in interest rates can significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Any decreases in our customers’ disposable income could also negatively impact their ability to repay loans originated by AutoNation Finance, our captive auto finance company. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, are sensitive to fuel prices and the level of construction activity. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. Our vehicle sales, service, and collision businesses could also be adversely affected by changes in the automotive industry driven by new technologies, distribution channels, or products, including ride-sharing applications, subscription services, autonomous and electric vehicles, and accident avoidance technology.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	1,362,668	$164.95	1,362,668	$636.0
Total	1,362,668		1,362,668

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was announced on April 26, 2024 for repurchases of up to an additional $1.0 billion. During the fiscal quarter ended March 31, 2025, all of the shares that we repurchased were repurchased under our stock repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1
Supplemental Indenture, dated as of February 24, 2025, by and between AutoNation, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 24, 2025).

4.2	Form of Global Note (included in Exhibit 4.1).
10.1*	Terms of Non-Employee Director Restricted Stock Units granted under the 2024 AutoNation, Inc. Non-Employee Director Equity Plan.
10.2*	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2025.
10.3*	AutoNation, Inc. Stock Unit Award Agreement, dated as of March 1, 2025, by and between the Company and Michael Manley.
10.4	AutoNation, Inc. Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on February 14, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 25, 2025	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)