Form 10-Q
period 2025-06-30
AUTONATION, INC.
filed 2025-07-25
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of July 23, 2025, the registrant had 37,706,017 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62.9	$59.8
Receivables, net	868.2	1,066.3
Inventory	3,445.6	3,360.0
Other current assets	244.7	211.9
Total Current Assets	4,621.4	4,698.0
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $78.2 million and $54.8 million, respectively	1,702.4	1,057.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.4 billion and $2.3 billion, respectively	3,797.0	3,791.9
OPERATING LEASE ASSETS	451.8	391.1
GOODWILL	1,385.5	1,452.9
OTHER INTANGIBLE ASSETS, NET	892.8	905.9
OTHER ASSETS	720.1	704.8
Total Assets	$13,571.0	$13,001.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,045.8	$2,216.2
Vehicle floorplan payable - non-trade	1,610.1	1,493.5
Accounts payable	340.0	376.6
Commercial paper	130.0	630.0
Current maturities of long-term debt	522.6	518.5
Current portion of non-recourse debt	45.0	28.3
Other current liabilities	999.8	1,049.1
Total Current Liabilities	5,693.3	6,312.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,112.0	2,613.6
NON-RECOURSE DEBT, NET OF CURRENT PORTION	1,419.6	797.7
NONCURRENT OPERATING LEASE LIABILITIES	419.5	356.9
DEFERRED INCOME TAXES	66.8	83.1
OTHER LIABILITIES	390.3	380.9
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at June 30, 2025, and December 31, 2024, including shares held in treasury	0.6	0.6
Additional paid-in capital	11.9	20.3
Retained earnings	5,588.9	5,331.8
Treasury stock, at cost; 25,856,132 and 24,527,869 shares held, respectively	(3,131.9)	(2,895.4)
Total Shareholders’ Equity	2,469.5	2,457.3
Total Liabilities and Shareholders’ Equity	$13,571.0	$13,001.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
New vehicle	$3,396.3	$3,122.5	$6,644.4	$6,101.8
Used vehicle	1,985.0	1,911.1	3,907.4	3,907.2
Parts and service	1,221.1	1,117.1	2,385.1	2,289.5
Finance and insurance, net	367.7	324.0	720.2	658.7
Other	4.3	5.7	7.7	8.9
TOTAL REVENUE	6,974.4	6,480.4	13,664.8	12,966.1
Cost of sales:
New vehicle	3,212.9	2,932.1	6,286.1	5,715.5
Used vehicle	1,859.6	1,799.7	3,657.5	3,684.3
Parts and service	622.5	580.5	1,218.8	1,197.1
Other	4.0	5.0	7.1	8.2
TOTAL COST OF SALES	5,699.0	5,317.3	11,169.5	10,605.1
Gross profit:
New vehicle	183.4	190.4	358.3	386.3
Used vehicle	125.4	111.4	249.9	222.9
Parts and service	598.6	536.6	1,166.3	1,092.4
Finance and insurance	367.7	324.0	720.2	658.7
Other	0.3	0.7	0.6	0.7
TOTAL GROSS PROFIT	1,275.4	1,163.1	2,495.3	2,361.0
AUTONATION FINANCE INCOME (LOSS)	2.0	0.7	2.1	(4.3)
Selling, general, and administrative expenses	854.7	825.8	1,676.6	1,618.9
Depreciation and amortization	63.9	59.9	125.7	118.2
Goodwill impairment	65.3	—	65.3	—
Franchise rights impairment	71.7	—	71.7	—
Other expense, net	4.2	3.1	4.5	4.3
OPERATING INCOME	217.6	275.0	553.6	615.3
Non-operating income (expense) items:
Floorplan interest expense	(45.3)	(53.9)	(91.8)	(103.3)
Other interest expense	(46.2)	(46.8)	(88.5)	(91.4)
Other income (loss), net	12.3	(0.1)	(0.9)	6.9
INCOME BEFORE INCOME TAXES	138.4	174.2	372.4	427.5
Income tax provision	52.0	44.0	110.5	107.2
NET INCOME	$86.4	$130.2	$261.9	$320.3
BASIC EARNINGS PER SHARE:
Earnings per share	$2.29	$3.22	$6.82	$7.77
Weighted average common shares outstanding	37.8	40.4	38.4	41.2
DILUTED EARNINGS PER SHARE:
Earnings per share	$2.26	$3.20	$6.73	$7.72
Weighted average common shares outstanding	38.3	40.7	38.9	41.5
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	37.7	39.7	37.7	39.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	63,562,149	$0.6	$20.3	$5,331.8	$(2,895.4)	$2,457.3
Net income	—	—	—	175.5	—	175.5
Repurchases of common stock, including excise tax	—	—	—	—	(226.6)	(226.6)
Stock-based compensation expense	—	—	16.7	—	—	16.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(33.7)	(4.8)	18.8	(19.7)
BALANCE AT MARCH 31, 2025	63,562,149	$0.6	$3.3	$5,502.5	$(3,103.2)	$2,403.2
Net income	—	—	—	86.4	—	86.4
Repurchases of common stock, including excise tax	—	—	—	—	(29.3)	(29.3)
Stock-based compensation expense	—	—	8.9	—	—	8.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.3)	—	0.6	0.3
BALANCE AT JUNE 30, 2025	63,562,149	$0.6	$11.9	$5,588.9	$(3,131.9)	$2,469.5

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4
Net income	—	—	—	190.1	—	190.1
Repurchases of common stock, including excise tax	—	—	—	—	(38.8)	(38.8)
Stock-based compensation expense	—	—	14.1	—	—	14.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(34.5)	(3.4)	20.9	(17.0)
BALANCE AT MARCH 31, 2024	63,562,149	$0.6	$2.0	$4,829.7	$(2,472.5)	$2,359.8
Net income	—	—	—	130.2	—	130.2
Repurchases of common stock, including excise tax	—	—	—	—	(314.4)	(314.4)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.8)	—	0.8	—
BALANCE AT JUNE 30, 2024	63,562,149	$0.6	$8.8	$4,959.9	$(2,786.1)	$2,183.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2025	2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$261.9	$320.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125.7	118.2
Amortization of debt issuance costs and accretion of debt discounts	4.0	4.6
Stock-based compensation expense	25.6	21.7
Provision for credit losses on auto loans receivable	39.4	17.9
Deferred income tax provision (benefit)	(16.3)	5.3
Goodwill impairment	65.3	—
Franchise rights impairment	71.7	—
Loss on equity investments	9.8	1.8
Loss (gain) on corporate-owned life insurance asset	(8.5)	(7.7)
Other	1.7	1.9
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	198.1	185.8
Auto loans receivable, net	(695.0)	(370.6)
Inventory	(65.6)	(611.3)
Other assets	39.5	10.1
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	(155.9)	559.3
Accounts payable	(39.1)	(8.7)
Other liabilities	(92.6)	(13.7)
Net cash provided by (used in) operating activities	(230.3)	234.9
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(154.2)	(181.2)
Cash paid for business acquisitions, net of cash acquired	(69.6)	—
Collections on auto loans receivable acquired through third-party dealers	10.4	45.6
Other	2.9	(0.8)
Net cash used in investing activities	(210.5)	(136.4)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(253.8)	(350.0)
Proceeds from 5.89% Senior Notes due 2035	500.0	—
Net payments of commercial paper	(500.0)	(15.0)
Proceeds from non-recourse debt	1,331.9	623.0
Payments of non-recourse debt	(690.1)	(393.9)
Payment of debt issuance costs	(9.2)	(1.1)
Net payments of vehicle floorplan payable - non-trade	83.1	94.8
Payments of other debt obligations	(7.7)	(6.5)
Payments of tax withholdings for stock-based awards	(19.9)	(17.3)
Proceeds from the exercise of stock options	0.5	0.3
Net cash provided by (used in) financing activities	434.8	(65.7)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6.0)	32.8
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	103.4	77.0
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$97.4	$109.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of June 30, 2025, we owned and operated 322 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of June 30, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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

	Three Months Ended June 30, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$985.1	$1,129.6	$1,281.6	$—	$3,396.3
Used vehicle	527.2	549.6	722.3	185.9	1,985.0
Parts and service	289.3	343.0	437.4	151.4	1,221.1
Finance and insurance, net	118.5	123.7	114.3	11.2	367.7
Other	0.4	2.4	0.2	1.3	4.3
	$1,920.5	$2,148.3	$2,555.8	$349.8	$6,974.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,694.8	$1,870.6	$2,178.2	$245.4	$5,989.0
Goods and services transferred over time(2)	225.7	277.7	377.6	104.4	985.4
	$1,920.5	$2,148.3	$2,555.8	$349.8	$6,974.4

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$841.9	$1,067.3	$1,213.3	$—	$3,122.5
Used vehicle	516.2	544.6	687.7	162.6	1,911.1
Parts and service	283.0	289.4	397.3	147.4	1,117.1
Finance and insurance, net	96.8	115.2	99.9	12.1	324.0
Other	1.5	2.3	0.2	1.7	5.7
	$1,739.4	$2,018.8	$2,398.4	$323.8	$6,480.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,529.9	$1,788.5	$2,055.1	$221.9	$5,595.4
Goods and services transferred over time(2)	209.5	230.3	343.3	101.9	885.0
	$1,739.4	$2,018.8	$2,398.4	$323.8	$6,480.4

	Six Months Ended June 30, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,845.3	$2,191.6	$2,607.5	$—	$6,644.4
Used vehicle	1,013.3	1,096.3	1,434.4	363.4	3,907.4
Parts and service	558.3	661.6	861.8	303.4	2,385.1
Finance and insurance, net	220.3	242.2	228.4	29.3	720.2
Other	0.7	3.9	0.2	2.9	7.7
	$3,637.9	$4,195.6	$5,132.3	$699.0	$13,664.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,204.2	$3,661.0	$4,385.5	$490.7	$11,741.4
Goods and services transferred over time(2)	433.7	534.6	746.8	208.3	1,923.4
	$3,637.9	$4,195.6	$5,132.3	$699.0	$13,664.8

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
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$115.0	$40.4	$55.5	$19.1
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	June 30, 2025	December 31, 2024
Receivables from contracts with customers, net	$628.7	$774.0
Contract Asset (Current)	$19.6	$20.4
Contract Asset (Long-Term)	$2.2	$2.8
Contract Liability (Current)	$44.7	$43.9
Contract Liability (Long-Term)	$74.6	$72.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amounts included in contract liability at the beginning of the period	$10.2	$9.5	$20.5	$19.3
Performance obligations satisfied in previous periods	$(2.0)	$(0.7)	$(1.4)	$(0.4)
Other significant changes include contract assets reclassified to receivables of $20.8 million for the six months ended June 30, 2025, and $23.8 million for the six months ended June 30, 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest margin:
Interest and fee income	$48.6	$26.5	$90.5	$48.3
Interest expense	(17.8)	(8.7)	(31.7)	(15.7)
Total interest margin	30.8	17.8	58.8	32.6
Provision for credit losses	(19.2)	(7.7)	(38.1)	(17.9)
Total interest margin after provision for credit losses	11.6	10.1	20.7	14.7
Direct expenses(1)	(9.6)	(9.4)	(18.6)	(19.0)
AutoNation Finance income (loss)	$2.0	$0.7	$2.1	$(4.3)

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

4.EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested restricted stock unit (“RSU”) awards. Diluted EPS is calculated using the treasury stock method by dividing net income by the weighted average number of shares outstanding, noted above, including the dilutive effect of unvested RSU awards.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income	$86.4	$130.2	$261.9	$320.3

Basic weighted average common shares outstanding	37.8	40.4	38.4	41.2
Dilutive effect of unvested RSUs	0.5	0.3	0.5	0.3
Diluted weighted average common shares outstanding	38.3	40.7	38.9	41.5

Basic earnings per share	$2.29	$3.22	$6.82	$7.77
Diluted earnings per share	$2.26	$3.20	$6.73	$7.72
Earnings per share for the three and six months ended June 30, 2025, was adversely impacted by non-cash goodwill and franchise rights impairments. See Notes 8 and 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
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

5.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	June 30, 2025	December 31, 2024
Contracts-in-transit and vehicle receivables	$438.9	$560.2
Trade receivables	154.0	168.5
Manufacturer receivables	218.5	267.1
Other	59.9	73.8
	871.3	1,069.6
Less: allowances for expected credit losses	(3.1)	(3.3)
Receivables, net	$868.2	$1,066.3
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Auto Loans Receivable, Net
The components of auto loans receivable, net of third -party unearned discounts and allowances for expected credit losses, at June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Total auto loans receivable	$1,761.4	$1,103.8
Accrued interest and fees	11.4	8.2
Deferred loan origination costs	8.2	4.2
Less: unearned discounts	(0.4)	(4.3)
Less: allowances for expected credit losses	(78.2)	(54.8)
Auto loans receivable, net	$1,702.4	$1,057.1
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of June 30, 2025, and December 31, 2024, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of June 30, 2025	Weighted Average FICO Score	2025	2024	2023	2022	2021	Prior to 2021	Total
Credit Program Tier(1):
Palladium	732	$343.6	$155.6	$—	$—	$—	$—	$499.2
Rhodium	699	169.2	121.4	13.7	0.1	—	—	304.4
Platinum	652	323.2	443.3	66.9	1.3	2.8	0.7	838.2
Gold	623	15.4	54.7	19.8	0.9	4.9	0.9	96.6
Silver	575	0.9	0.2	10.6	0.8	3.2	0.6	16.3
Bronze	548	0.4	0.1	3.2	0.2	1.7	0.3	5.9
Copper	564	0.1	—	0.1	—	0.5	0.1	0.8
Total auto loans receivable		$852.8	$775.3	$114.3	$3.3	$13.1	$2.6	$1,761.4

Current-period gross write-offs		$2.3	$18.3	$7.7	$0.7	$2.0	$0.4	$31.4

		Fiscal Year of Origination
As of December 31, 2024	Weighted Average FICO Score	2024	2023	2022	2021	2020	Prior to 2020	Total
Credit Program Tier(1):
Palladium	734	$194.0	$—	$—	$—	$—	$—	$194.0
Rhodium	702	147.6	16.9	0.1	—	—	—	164.6
Platinum	651	525.1	82.3	1.7	4.0	1.0	0.1	614.2
Gold	623	64.9	25.0	1.3	7.3	1.6	0.1	100.2
Silver	574	0.3	13.4	1.2	5.4	1.2	0.1	21.6
Bronze	551	0.1	4.0	0.2	2.8	0.6	—	7.7
Copper	562	—	0.2	—	1.1	0.2	—	1.5
Total auto loans receivable		$932.0	$141.8	$4.5	$20.6	$4.6	$0.3	$1,103.8

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
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025	2024
Balance as of beginning of year	$54.8	$46.3
Provision for credit losses	39.4	17.9
Write-offs	(31.4)	(28.2)
Recoveries(1)	15.4	12.2
Balance as of end of period	$78.2	$48.2

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Unaudited Condensed Consolidated Balance Sheet. The change in the liability is recognized through an adjustment to the provision for credit losses. The credit loss liability totaled $1.5 million at June 30, 2025 and $2.8 million at December 31, 2024.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month and the related vehicle has not been repossessed, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of June 30, 2025, and December 31, 2024:

	Age Analysis of Past-Due Auto Loans Receivable as of
	June 30, 2025	December 31, 2024
31-60 Days	$32.3	$20.6
61-90 Days	7.6	5.5
Greater than 90 Days	2.3	2.7
Total Past Due	$42.2	$28.8

Current	1,719.2	1,075.0
Total	$1,761.4	$1,103.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2025	December 31, 2024
New vehicles	$2,330.7	$2,341.4
Used vehicles	856.0	754.1
Parts, accessories, and other	258.9	264.5
Inventory	$3,445.6	$3,360.0

The components of vehicle floorplan payable are as follows:

	June 30, 2025	December 31, 2024
Vehicle floorplan payable - trade	$2,045.8	$2,216.2
Vehicle floorplan payable - non-trade	1,610.1	1,493.5
Vehicle floorplan payable	$3,655.9	$3,709.7
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
At June 30, 2025, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 6.0% at June 30, 2025, and 6.1% at December 31, 2024. As of June 30, 2025, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.1 billion had been borrowed based on the eligible new vehicle inventory that was pledged as collateral.
At June 30, 2025, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.8% at June 30, 2025, and 5.8% at December 31, 2024. As of June 30, 2025, the aggregate capacity under our used vehicle floorplan facilities to finance a portion of our used vehicle inventory was $809.8 million, of which $603.3 million had been borrowed. The remaining borrowing capacity of $206.5 million was limited to $0.2 million based on the eligible used vehicle inventory that was pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2025	December 31, 2024
Goodwill	$1,385.5	$1,452.9

Franchise rights - indefinite-lived	$851.5	$861.2
Other intangibles	68.1	68.0
	919.6	929.2
Less: accumulated amortization	(26.8)	(23.3)
Other intangible assets, net	$892.8	$905.9
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2025, for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. For our Mobile Service reporting unit, which relates to the mobile automotive repair and maintenance start-up business we acquired in the first quarter of 2023, we elected to perform a quantitative goodwill impairment test as of April 30, 2025, and determined that its fair value was less than its carrying value. As a result, during the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $65.3 million. The non-cash impairment charge is reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual goodwill impairment test.
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the six months ended June 30, 2025, were as follows:

	Domestic	Import	Premium Luxury	AN Finance	Other	Consolidated
Balance as of January 1, 2025
Goodwill (1)	$363.4	$524.3	$739.1	$78.4	$1,676.0	$3,381.2
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,530.9)	(1,928.3)
	223.4	524.3	481.7	78.4	145.1	1,452.9
Acquisitions, dispositions, and other adjustments, net (2)	(1.4)	(1.1)	0.4	—	—	(2.1)
Impairment	—	—	—	—	(65.3)	(65.3)
Balance as of June 30, 2025
Goodwill (1)	362.0	523.2	739.5	78.4	1,676.0	3,379.1
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,596.2)	(1,993.6)
	$222.0	$523.2	$482.1	$78.4	$79.8	$1,385.5
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. Franchise rights have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We performed quantitative franchise rights impairment tests as of April 30, 2025, and as a result, we identified nine stores with franchise rights carrying values that exceeded their estimated fair values and we recorded non-cash franchise rights impairment charges of $71.7 million during the three months ended June 30, 2025.
See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual franchise rights impairment tests.

9.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	June 30, 2025	December 31, 2024
4.5% Senior Notes	October 1, 2025	April 1 and October 1	$450.0	$450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	—
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		355.6	350.0
			3,655.6	3,150.0
Less: unamortized debt discounts and debt issuance costs			(21.0)	(17.9)
Less: current maturities			(522.6)	(518.5)
Long-term debt, net of current maturities			$3,112.0	$2,613.6
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
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2025, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.8 million at June 30, 2025, leaving a borrowing capacity under our credit agreement of $1.9 billion at June 30, 2025.
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
Other Long-Term Debt
At June 30, 2025, we had finance leases and other debt obligations of $355.6 million, which are due at various dates through 2041.
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
At June 30, 2025, we had $130.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.8% and a weighted-average remaining term of 1 day. At December 31, 2024, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.9% and a weighted-average remaining term of 9 days.
Non-Recourse Debt
Non-recourse debt relates to financed auto loans receivable of our captive auto finance company funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations.
Non-recourse debt outstanding at June 30, 2025, and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024
Warehouse facilities	$777.9	$801.5
Term securitization debt of consolidated VIEs	690.1	24.7
	1,468.0	826.2
Less: unamortized debt discounts and debt issuance costs	(3.4)	(0.2)
Less: current maturities	(45.0)	(28.3)
Non-recourse debt, net of current maturities	$1,419.6	$797.7
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. At June 30, 2025, our warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 5.3% at June 30, 2025, and 5.4% at December 31, 2024. The aggregate capacities under our warehouse facilities as of June 30, 2025, were as follows:

June 30, 2025
Warehouse facilities:
August 2025 expiration	$400.0
October 2025 expiration	300.0
May 2026 expiration	700.0
Aggregate capacity	$1,400.0
Unused capacity	$622.1
The remaining borrowing capacity of $622.1 million was limited to $0.5 million based on the eligible auto loans receivable that have been pledged as collateral.
Term Securitizations
We have asset-backed term securitizations that were put in place to provide long-term funding for certain auto loans receivable initially funded through the warehouse facilities. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust (“term securitization trust”). The term securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.
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
In May 2025, we issued $700.0 million in non-recourse notes payable related to asset-backed term securitizations. At June 30, 2025, non-recourse notes payable consisted of the following:

	Balance	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
CIG Auto Receivables Trust 2021-1 Class D-E	$15.5	$35.1	11/9/2021	2.11% to 4.45%	Various dates through May 2028
ANF Auto Receivables Trust 2025-1 Class A-D	674.6	700.0	5/21/2025	4.58% to 5.63%	Various dates through Sep 2032
Total non-recourse notes payable	$690.1	$735.1
Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $30.1 million as of June 30, 2025, and $3.4 million as of December 31, 2024, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $687.1 million as of June 30, 2025, and $24.5 million as of December 31, 2024.
In July 2025, we repaid the outstanding balance of non-recourse notes payable of the CIG Auto Receivables Trust 2021-1.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $4.3 million and $69.0 million at June 30, 2025 and December 31, 2024, respectively. The income tax provision for the three and six months ended June 30, 2025 reflects the fact that the goodwill impairment charge recorded in the second quarter of 2025 was not deductible for income tax purposes. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
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

11.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Shares repurchased (in actual number of shares)	0.2	2.0	1.5	2.2
Aggregate purchase price (1)	$29.0	$311.3	$253.8	$350.0
Average purchase price per share	$157.57	$159.52	$164.07	$159.39

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $0.3 million and $2.1 million for the three and six months ended June 30, 2025, respectively, and $3.1 million and $3.2 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, $607.0 million remained available under our stock repurchase limit authorized by our Board of Directors.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends of such preferred stock.
The following table presents a summary of shares of common stock issued and shares surrendered to AutoNation to satisfy tax withholding obligations, each in connection with the settlement of RSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In actual number of shares)	2025	2024	2025	2024
Shares issued	77	4,019	318,572	339,840
Shares surrendered to AutoNation to satisfy tax withholding obligations	26	1,456	108,634	115,146

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12.ACQUISITIONS AND DIVESTITURES
We purchased one Domestic store and one Import store during the six months ended June 30, 2025. We did not purchase any stores during the six months ended June 30, 2024. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
The acquisitions that occurred during the six months ended June 30, 2025, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire six month period ended June 30, 2025, revenue and net income would not have been materially different from our reported revenue and net income for this period.
We did not divest any stores during the six months ended June 30, 2025 or 2024.

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

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$62.9	$59.8
Restricted cash included in Other Current Assets	30.8	41.7
Restricted cash included in Other Assets	3.7	1.9
Total cash, cash equivalents, and restricted cash	$97.4	$103.4
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $21.5 million at June 30, 2025, and $28.1 million at June 30, 2024.

	Six Months Ended June 30,
	2025	2024
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$85.2	$35.7
Finance lease liabilities	$33.6	$16.0
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $167.3 million during the six months ended June 30, 2025, and $189.5 million during the six months ended June 30, 2024. We made income tax payments, net of income tax refunds, of $190.9 million during the six months ended June 30, 2025, and $108.9 million during the six months ended June 30, 2024.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs, which totaled $10.2 million at June 30, 2025, and $20.0 million at December 31, 2024.
Our equity investments that do not have a readily determinable fair value are measured using the measurement alternative as permitted by accounting standards and were recorded at cost, to be subsequently adjusted for observable price changes. The carrying amounts of our equity investments without a readily determinable fair value totaled $50.3 million at June 30, 2025, and $49.8 million at December 31, 2024. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $3.4 million based on observable price changes. We did not record any upward adjustments or impairments during the six months ended June 30, 2025.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

	Six Months Ended June 30,
	2025	2024
Net losses recognized during the period on equity securities	$(9.8)	$(1.8)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(9.8)	$(1.8)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	June 30, 2025	December 31, 2024
Carrying value	$3,279.0	$2,782.1
Fair value	$3,156.2	$2,578.6
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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2025 and 2024:

	2025		2024
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$75.2	$(65.3)	$—	$—
Franchise rights	$42.7	$(71.7)	$—	$—
Long-lived assets held and used	$13.5	$(3.2)	$—	$(2.4)
Long-lived assets held for sale	$30.4	$(2.4)	$—	$—
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2025, for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. For our Mobile Service reporting unit, which relates to the mobile automotive repair and maintenance start-up business we acquired in the first quarter of 2023, we elected to perform a quantitative goodwill impairment test as of April 30, 2025.
As a result of the quantitative test, we determined that the fair value of the Mobile Service reporting unit was less than its carrying value and we recorded a non-cash goodwill impairment charge of $65.3 million during the three months ended June 30, 2025. The decline in the fair value of the Mobile Service reporting unit reflects updated expectations of performance, which resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. The non-cash impairment charge is reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
We elected to perform quantitative franchise rights impairment tests as of April 30, 2025. As a result of the quantitative tests, we determined the franchise rights carrying values for nine stores, primarily Domestic franchises, exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $71.7 million to reduce the carrying value of the stores’ franchise agreements to their estimated fair values. The decline in the fair value of rights under these stores’ franchise agreements reflects the underperformance relative to expectations of these stores, as well as our expectations for the stores’ future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. The non-cash impairment charges are recorded as Franchise Rights Impairment in the accompanying Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
We elected to perform quantitative franchise rights impairment tests for our annual impairment tests as of April 30, 2024 and no impairment charges resulted from these quantitative tests.
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
The non-cash impairment charges related to long-lived assets are included in Other Expense, Net in our
Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
We had assets held for sale of $78.4 million as of June 30, 2025, and $23.6 million as of December 31, 2024, primarily related to inventory, goodwill, and property of disposal groups held for sale, as well as property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at June 30, 2025	Valuation Technique	Unobservable Input	Range (Average)
Franchise rights	$42.7	Discounted cash flow	Weighted average cost of capital	8.9% - 9.1% (9.0%)
			Discount rate	9.6% - 11.3% (10.4%)
			Long-term revenue growth rate	2.0%
			Long-term pretax margin	0.0% - 5.9% (2.4%)
			Contributory asset charges	5.1% - 8.4% (6.2%)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
As of June 30, 2025 and 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Other Matters
In connection with the CDK outage previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in the first quarter of 2025, we submitted claims under our cyber insurance policies seeking recovery for estimated business interruption and related losses caused by the CDK outage. In July 2025, we received insurance recoveries of $10 million in connection with the CDK outage. Although we expect to receive additional insurance recoveries in connection with the CDK outage, there can be no assurance as to the amount or timing of any potential additional recovery.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $4 million at June 30, 2025. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2025, surety bonds, letters of credit, and cash deposits totaled $111.7 million, of which $0.8 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

16.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2025, approximately 65% of our total retail new vehicle unit sales was generated by our stores in Florida, California, and Texas.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to a concentration of risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business.
We had receivables from manufacturers or distributors of $218.5 million at June 30, 2025, and $267.1 million at December 31, 2024. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2025, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

17.SEGMENT INFORMATION
At June 30, 2025, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
“Corporate and other” is comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and our mobile automotive repair and maintenance business, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses, goodwill and franchise right impairments, and other income items.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The following tables provide segment revenues and segment expenses that align with the segment-level information that is regularly provided to our CODM:

	Three Months Ended June 30, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,920.5	$2,148.3	$2,555.8		$6,624.6
Corporate and other					349.8
Total consolidated revenues					6,974.4
Less segment expenses:
Cost of sales:
New vehicle	952.7	1,067.8	1,192.4
Used vehicle	498.5	513.5	679.8
Parts and service	154.2	171.6	205.9
Other	0.1	3.9	0.2
Total cost of sales	1,605.5	1,756.8	2,078.3
Selling, general and administrative expenses:
Compensation	132.5	157.4	168.2
Advertising	16.7	23.3	15.2
Store overhead	45.5	55.1	76.2
Total selling, general, and administrative expenses	194.7	235.8	259.6
Depreciation and amortization	11.5	12.8	20.1
Floorplan interest expense	16.8	9.5	17.7
Franchised dealerships - segment income	$92.0	$133.4	$180.1		405.5
AutoNation Finance:
Interest fee income				$48.6
Interest expense				(17.8)
Provision for credit losses				(19.2)
Direct expenses(2)				(9.6)
AutoNation Finance income (loss)				$2.0	2.0
Corporate and other					(235.2)
Other interest expense					(46.2)
Other income (loss), net					12.3
Income before income taxes					$138.4

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,739.4	$2,018.8	$2,398.4		$6,156.6
Corporate and other					323.8
Total consolidated revenues					6,480.4
Less segment expenses:
Cost of sales:
New vehicle	804.4	1,003.4	1,124.3
Used vehicle	492.6	510.3	648.7
Parts and service	156.8	146.0	186.2
Other	1.0	3.6	—
Total cost of sales	1,454.8	1,663.3	1,959.2
Selling, general and administrative expenses:
Compensation	133.3	150.8	166.1
Advertising	17.4	20.7	12.6
Store overhead	51.2	55.2	77.1
Total selling, general, and administrative expenses	201.9	226.7	255.8
Depreciation and amortization	11.0	10.8	19.9
Floorplan interest expense	21.4	9.8	21.6
Franchised dealerships - segment income	$50.3	$108.2	$141.9		300.4
AutoNation Finance:
Interest fee income				$26.5
Interest expense				(8.7)
Provision for credit losses				(7.7)
Direct expenses(2)				(9.4)
AutoNation Finance income (loss)				$0.7	0.7
Corporate and other					(80.0)
Other interest expense					(46.8)
Other income (loss), net					(0.1)
Income before income taxes					$174.2

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$3,637.9	$4,195.6	$5,132.3		$12,965.8
Corporate and other					699.0
Total consolidated revenues					13,664.8
Less segment expenses:
Cost of sales:
New vehicle	1,787.4	2,072.6	2,426.1
Used vehicle	957.5	1,023.6	1,348.8
Parts and service	299.5	330.8	405.3
Other	—	6.7	0.1
Total cost of sales	3,044.4	3,433.7	4,180.3
Selling, general and administrative expenses:
Compensation	252.3	305.8	333.9
Advertising	33.4	44.9	31.0
Store overhead	90.9	108.6	151.7
Total selling, general, and administrative expenses	376.6	459.3	516.6
Depreciation and amortization	22.5	24.8	40.0
Floorplan interest expense	33.4	18.2	36.7
Other income(2)	—	—	(0.1)
Franchised dealerships - segment income	$161.0	$259.6	$358.8		779.4
AutoNation Finance:
Interest fee income				$90.5
Interest expense				(31.7)
Provision for credit losses				(38.1)
Direct expenses(3)				(18.6)
AutoNation Finance income (loss)				$2.1	2.1
Corporate and other					(319.7)
Other interest expense					(88.5)
Other income (loss), net					(0.9)
Income before income taxes					$372.4

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$3,496.1	$3,998.3	$4,813.3		$12,307.7
Corporate and other					658.4
Total consolidated revenues					12,966.1
Less segment expenses:
Cost of sales:
New vehicle	1,577.9	1,945.5	2,192.0
Used vehicle	1,012.7	1,033.3	1,345.2
Parts and service	325.2	296.7	383.3
Other	1.0	6.6	0.1
Total cost of sales	2,916.8	3,282.1	3,920.6
Selling, general and administrative expenses:
Compensation	255.8	290.4	321.0
Advertising	32.6	39.5	24.8
Store overhead	102.4	109.0	153.6
Total selling, general, and administrative expenses	390.8	438.9	499.4
Depreciation and amortization	22.2	21.4	39.7
Floorplan interest expense	40.9	18.9	40.1
Other income(2)	(0.1)	—	—
Franchised dealerships - segment income	125.5	237.0	313.5		676.0
AutoNation Finance:
Interest fee income				$48.3
Interest expense				(15.7)
Provision for credit losses				(17.9)
Direct expenses(3)				(19.0)
AutoNation Finance income (loss)				$(4.3)	(4.3)
Corporate and other					(159.7)
Other interest expense					(91.4)
Other income (loss), net					6.9
Income before income taxes					$427.5

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information about segment assets:

Segment Assets(1)	June 30, 2025	December 31, 2024
Domestic	$2,302.8	$2,297.9
Import	$2,154.0	$2,029.8
Premium Luxury	$3,440.3	$3,696.0
AutoNation Finance	$1,753.2	$1,114.4

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of June 30, 2025, we owned and operated 322 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of June 30, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
At June 30, 2025, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, Subaru, and Nissan. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. AutoNation Finance is our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
For the six months ended June 30, 2025, new vehicle sales accounted for 49% of our total revenue and 14% of our total gross profit. Used vehicle sales accounted for 29% of our total revenue and 10% of our total gross profit. Our parts and service operations, while comprising 17% of our total revenue, contributed 47% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 29% of our total gross profit.
Market Conditions
In the second quarter of 2025, U.S. industry retail new vehicle unit sales, which includes sales in markets in which we do not compete, increased approximately 5%, as compared to the second quarter of 2024, partly due to higher levels of manufacturer vehicle production compared to the prior year, as well as sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following U.S. government tariff-related announcements. Additionally, prior year U.S. industry retail new vehicle unit sales were negatively impacted in June 2024 by an outage of the dealer management system provided by CDK to many U.S. automotive retail dealerships, which adversely impacted dealership productivity and sales and service processes.
The higher levels of manufacturer vehicle production over the past several years have led to an increasing supply of new vehicle inventory, which has varied by make and model and has resulted in moderation of new vehicle unit profitability over the past several years. While new vehicle unit profitability has recently started to stabilize, we expect that it may continue to moderate throughout 2025 and may be further impacted by the recently announced tariffs. Additionally, the increased supply of new vehicles and an increase in manufacturer new vehicle incentives to customers, including low-interest financing and customer rebates, have resulted in a shift in mix from used vehicles to new vehicles. Lower new vehicle sales in recent years have also resulted in lower availability of used vehicle inventory.
The tariffs announced by the U.S. government beginning in the first quarter of 2025 on vehicles and parts imported from other countries could increase our costs or consumer prices and limit the availability of inventory and/or reduce demand for the products and services we offer, which in turn could have a material adverse effect on our business and results of operations. The policies and announcements regarding tariffs on imported goods have been evolving and remain highly fluid. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from other countries, manufacturers, and/or consumers.
The 2025 Budget Reconciliation Act (the “Act”), signed into law in July 2025, introduces several provisions with direct implications for the automotive retail industry, particularly in areas of taxation, consumer incentives, and electric vehicle (“EV”) policies. The Act provides beneficial tax provisions for dealerships and new car buyers while creating uncertainty in the EV market due to the accelerated phasing out of EV tax credits. While we are encouraged by the potential uplift certain provisions of the Act may have on our business and the automotive retail industry, we currently do not expect the impact will be material to our results of operations.
Results of Operations
During the three months ended June 30, 2025, we had net income of $86.4 million and diluted earnings per share of $2.26, as compared to net income of $130.2 million and diluted earnings per share of $3.20 during the same period in 2024.
Our total gross profit increased 10% during the second quarter of 2025 compared to the same period in the prior year, driven by increases in parts and service gross profit of 12%, finance and insurance gross profit of 13%, and used vehicle gross profit of 13%, partially offset by a decrease in new vehicle gross profit of 4%, each as compared to the second quarter of 2024. Parts and service results benefited primarily from an increase in gross profit from customer-pay service, warranty service, and the preparation of vehicles for sale. Finance and insurance gross profit benefited from an increase in vehicle unit volume and higher realized margins on service contracts. Used vehicle gross profit benefited from an increase in used vehicle unit volume. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from an increase in supply of new vehicle inventory, which has resulted in moderation of margins following post-pandemic elevated levels. Additionally, gross profit in the prior year period was adversely impacted by the CDK system outage that occurred in June 2024 and caused disruption and adverse impacts to our business, including our productivity.
SG&A expenses increased primarily due to an increase in performance-driven compensation expense. The increases in SG&A expenses were partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates in the prior year to ensure business continuity as a result of the CDK outage.
Net income and diluted earnings per share for the three months ended June 30, 2025, were adversely impacted by non-cash goodwill and franchise rights impairments and other asset adjustments totaling $122.8 million after-tax. See Notes 8 and 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of these impairment charges. As noted above, results for the three months ended June 30, 2024, were adversely impacted by the CDK outage that occurred in June 2024. As a result of the CDK outage, we estimated earnings per share for the second quarter of 2024 were negatively impacted by approximately $1.55 per share, without taking into account any potential recoveries related to the incident. The estimated impact was comprised of internal estimates for lost income during the outage period and the one-time costs incurred related to the incident, described above.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Unaudited Condensed Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at June 30, 2025 and 2024, were 42,600 and 47,000, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-downs of $1.0 million at June 30, 2025, and $2.0 million at December 31, 2024.

We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $7.1 million at June 30, 2025, and $7.8 million at December 31, 2024.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $9.5 million at June 30, 2025, and $8.3 million at December 31, 2024.
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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2025, for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. For our Mobile Service reporting unit, which relates to the mobile automotive repair and maintenance start-up business we acquired in the first quarter of 2023, we elected to perform a quantitative goodwill impairment test as of April 30, 2025, and determined that its fair value was less than its carrying value. As a result, during the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $65.3 million. The non-cash impairment charge is reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income.
The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of a reporting unit. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative goodwill impairment test. The key assumptions used in our estimate of fair value for our Mobile Service reporting unit included revenue growth rates to calculate projected future cash flows. As a measure of sensitivity, a 20% decrease in the revenue growth rates would have resulted in an increase to the goodwill impairment charge of approximately $30 million. This result and discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used in determining our goodwill impairment given the number of assumptions used in determining the impairment and the degree of sensitivity to changes in such assumptions in the determination of the fair value.
As of June 30, 2025, we have $222.0 million of goodwill related to the Domestic reporting unit, $523.2 million related to the Import reporting unit, $482.1 million related to the Premium Luxury reporting unit, $75.2 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Center reporting unit.

Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired. We elected to perform quantitative franchise rights impairment tests for our annual impairment tests as of April 30, 2025. As a result of the quantitative tests, we determined the franchise rights carrying values for nine stores exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $71.7 million to reduce the carrying value of the stores’ franchise agreements to their estimated fair values. We also identified 10 stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values.
The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. Based on a sensitivity analysis of these estimates and assumptions, including if the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2025, the resulting incremental impairment charge would have been approximately $7 million. The sensitivity analysis performed, including the effect of a hypothetical 10% decrease in fair value estimates, is not intended to provide a sensitivity analysis of every potential outcome.
As of June 30, 2025, we had 76 stores with franchise rights totaling $851.5 million.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,396.3	$3,122.5	$273.8	8.8	$6,644.4	$6,101.8	$542.6	8.9
Retail used vehicle	1,845.0	1,743.5	101.5	5.8	3,637.1	3,577.3	59.8	1.7
Wholesale	140.0	167.6	(27.6)	(16.5)	270.3	329.9	(59.6)	(18.1)
Used vehicle	1,985.0	1,911.1	73.9	3.9	3,907.4	3,907.2	0.2	—
Finance and insurance, net	367.7	324.0	43.7	13.5	720.2	658.7	61.5	9.3
Total variable operations(1)	5,749.0	5,357.6	391.4	7.3	11,272.0	10,667.7	604.3	5.7
Parts and service	1,221.1	1,117.1	104.0	9.3	2,385.1	2,289.5	95.6	4.2
Other	4.3	5.7	(1.4)		7.7	8.9	(1.2)
Total revenue	$6,974.4	$6,480.4	$494.0	7.6	$13,664.8	$12,966.1	$698.7	5.4
Gross profit:
New vehicle	$183.4	$190.4	$(7.0)	(3.7)	$358.3	$386.3	$(28.0)	(7.2)
Retail used vehicle	113.1	107.3	5.8	5.4	226.1	209.1	17.0	8.1
Wholesale	12.3	4.1	8.2		23.8	13.8	10.0
Used vehicle	125.4	111.4	14.0	12.6	249.9	222.9	27.0	12.1
Finance and insurance	367.7	324.0	43.7	13.5	720.2	658.7	61.5	9.3
Total variable operations(1)	676.5	625.8	50.7	8.1	1,328.4	1,267.9	60.5	4.8
Parts and service	598.6	536.6	62.0	11.6	1,166.3	1,092.4	73.9	6.8
Other	0.3	0.7	(0.4)		0.6	0.7	(0.1)
Total gross profit	1,275.4	1,163.1	112.3	9.7	2,495.3	2,361.0	134.3	5.7
AutoNation Finance income (loss)	2.0	0.7	1.3		2.1	(4.3)	6.4
Selling, general, and administrative expenses	854.7	825.8	(28.9)	(3.5)	1,676.6	1,618.9	(57.7)	(3.6)
Depreciation and amortization	63.9	59.9	(4.0)		125.7	118.2	(7.5)
Goodwill impairment	65.3	—	(65.3)		65.3	—	(65.3)
Franchise rights impairment	71.7	—	(71.7)		71.7	—	(71.7)
Other expense, net	4.2	3.1	(1.1)		4.5	4.3	(0.2)
Operating income	217.6	275.0	(57.4)	(20.9)	553.6	615.3	(61.7)	(10.0)
Non-operating income (expense) items:
Floorplan interest expense	(45.3)	(53.9)	8.6		(91.8)	(103.3)	11.5
Other interest expense	(46.2)	(46.8)	0.6		(88.5)	(91.4)	2.9
Other income (loss), net	12.3	(0.1)	12.4		(0.9)	6.9	(7.8)
Income before income taxes	$138.4	$174.2	$(35.8)	(20.6)	$372.4	$427.5	$(55.1)	(12.9)
Retail vehicle unit sales:
New vehicle	65,847	61,268	4,579	7.5	128,234	120,131	8,103	6.7
Used vehicle	69,736	65,504	4,232	6.5	137,736	134,625	3,111	2.3
	135,583	126,772	8,811	7.0	265,970	254,756	11,214	4.4
Revenue per vehicle retailed:
New vehicle	$51,579	$50,965	$614	1.2	$51,815	$50,793	$1,022	2.0
Used vehicle	$26,457	$26,617	$(160)	(0.6)	$26,406	$26,572	$(166)	(0.6)
Gross profit per vehicle retailed:
New vehicle	$2,785	$3,108	$(323)	(10.4)	$2,794	$3,216	$(422)	(13.1)
Used vehicle	$1,622	$1,638	$(16)	(1.0)	$1,642	$1,553	$89	5.7
Finance and insurance	$2,712	$2,556	$156	6.1	$2,708	$2,586	$122	4.7
Total variable operations(2)	$4,899	$4,904	$(5)	(0.1)	$4,905	$4,923	$(18)	(0.4)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025 (%)	2024 (%)	2025 (%)	2024 (%)
Revenue mix percentages:
New vehicle	48.7	48.2	48.6	47.1
Used vehicle	28.5	29.5	28.6	30.1
Parts and service	17.5	17.2	17.5	17.7
Finance and insurance, net	5.3	5.0	5.3	5.1
Other	—	0.1	—	—
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.4	16.4	14.4	16.4
Used vehicle	9.8	9.6	10.0	9.4
Parts and service	46.9	46.1	46.7	46.3
Finance and insurance	28.8	27.9	28.9	27.9
Other	0.1	—	—	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.4	6.1	5.4	6.3
Used vehicle - retail	6.1	6.2	6.2	5.8
Parts and service	49.0	48.0	48.9	47.7
Total	18.3	17.9	18.3	18.2
Selling, general, and administrative expenses	12.3	12.7	12.3	12.5
Operating income	3.1	4.2	4.1	4.7
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	67.0	71.0	67.2	68.6
Operating income	17.1	23.6	22.2	26.1

	June 30,
	2025	2024
Inventory days supply:
New vehicle (industry standard of selling days)	49 days	67 days
Used vehicle (trailing calendar month days)	39 days	34 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,372.0	$3,088.7	$283.3	9.2	$6,619.6	$6,036.0	$583.6	9.7
Retail used vehicle	1,815.2	1,717.5	97.7	5.7	3,581.7	3,521.6	60.1	1.7
Wholesale	138.3	164.9	(26.6)	(16.1)	265.9	323.3	(57.4)	(17.8)
Used vehicle	1,953.5	1,882.4	71.1	3.8	3,847.6	3,844.9	2.7	0.1
Finance and insurance, net	362.5	320.0	42.5	13.3	711.7	650.4	61.3	9.4
Total variable operations(1)	5,688.0	5,291.1	396.9	7.5	11,178.9	10,531.3	647.6	6.1
Parts and service	1,211.9	1,086.7	125.2	11.5	2,372.5	2,223.9	148.6	6.7
Other	4.2	5.6	(1.4)		7.7	9.0	(1.3)
Total revenue	$6,904.1	$6,383.4	$520.7	8.2	$13,559.1	$12,764.2	$794.9	6.2
Gross profit:
New vehicle	$182.6	$188.7	$(6.1)	(3.2)	$357.4	$382.9	$(25.5)	(6.7)
Retail used vehicle	111.3	105.7	5.6	5.3	223.0	206.1	16.9	8.2
Wholesale	12.4	4.6	7.8		24.1	14.5	9.6
Used vehicle	123.7	110.3	13.4	12.1	247.1	220.6	26.5	12.0
Finance and insurance	362.5	320.0	42.5	13.3	711.7	650.4	61.3	9.4
Total variable operations(1)	668.8	619.0	49.8	8.0	1,316.2	1,253.9	62.3	5.0
Parts and service	594.4	526.2	68.2	13.0	1,160.2	1,070.3	89.9	8.4
Other	0.2	0.6	(0.4)		0.6	0.6	—
Total gross profit	$1,263.4	$1,145.8	$117.6	10.3	$2,477.0	$2,324.8	$152.2	6.5
Retail vehicle unit sales:
New vehicle	65,334	60,608	4,726	7.8	127,713	118,835	8,878	7.5
Used vehicle	68,398	64,364	4,034	6.3	135,185	132,214	2,971	2.2
	133,732	124,972	8,760	7.0	262,898	251,049	11,849	4.7
Revenue per vehicle retailed:
New vehicle	$51,612	$50,962	$650	1.3	$51,832	$50,793	$1,039	2.0
Used vehicle	$26,539	$26,684	$(145)	(0.5)	$26,495	$26,636	$(141)	(0.5)
Gross profit per vehicle retailed:
New vehicle	$2,795	$3,113	$(318)	(10.2)	$2,798	$3,222	$(424)	(13.2)
Used vehicle	$1,627	$1,642	$(15)	(0.9)	$1,650	$1,559	$91	5.8
Finance and insurance	$2,711	$2,561	$150	5.9	$2,707	$2,591	$116	4.5
Total variable operations(2)	$4,908	$4,916	$(8)	(0.2)	$4,915	$4,937	$(22)	(0.4)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025 (%)	2024 (%)	2025 (%)	2024 (%)
Revenue mix percentages:
New vehicle	48.8	48.4	48.8	47.3
Used vehicle	28.3	29.5	28.4	30.1
Parts and service	17.6	17.0	17.5	17.4
Finance and insurance, net	5.3	5.0	5.2	5.1
Other	—	0.1	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	14.5	16.5	14.4	16.5
Used vehicle	9.8	9.6	10.0	9.5
Parts and service	47.0	45.9	46.8	46.0
Finance and insurance	28.7	27.9	28.7	28.0
Other	—	0.1	0.1	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	5.4	6.1	5.4	6.3
Used vehicle - retail	6.1	6.2	6.2	5.9
Parts and service	49.0	48.4	48.9	48.1
Total	18.3	17.9	18.3	18.2
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

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,396.3	$3,122.5	$273.8	8.8	$6,644.4	$6,101.8	$542.6	8.9
Gross profit	$183.4	$190.4	$(7.0)	(3.7)	$358.3	$386.3	$(28.0)	(7.2)
Retail vehicle unit sales	65,847	61,268	4,579	7.5	128,234	120,131	8,103	6.7
Revenue per vehicle retailed	$51,579	$50,965	$614	1.2	$51,815	$50,793	$1,022	2.0
Gross profit per vehicle retailed	$2,785	$3,108	$(323)	(10.4)	$2,794	$3,216	$(422)	(13.1)
Gross profit as a percentage of revenue	5.4%	6.1%			5.4%	6.3%
Inventory days supply (industry standard of selling days)	49 days	67 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,372.0	$3,088.7	$283.3	9.2	$6,619.6	$6,036.0	$583.6	9.7
Gross profit	$182.6	$188.7	$(6.1)	(3.2)	$357.4	$382.9	$(25.5)	(6.7)
Retail vehicle unit sales	65,334	60,608	4,726	7.8	127,713	118,835	8,878	7.5
Revenue per vehicle retailed	$51,612	$50,962	$650	1.3	$51,832	$50,793	$1,039	2.0
Gross profit per vehicle retailed	$2,795	$3,113	$(318)	(10.2)	$2,798	$3,222	$(424)	(13.2)
Gross profit as a percentage of revenue	5.4%	6.1%			5.4%	6.3%
Second Quarter 2025 compared to Second Quarter 2024
Same store new vehicle revenue increased during the three months ended June 30, 2025, as compared to the same period in 2024, due to an increase in same store unit volume, which contributed to growth in our market share, and an increase in same store revenue PVR. Same store unit volume increased as prior year was adversely impacted by a decrease in productivity during the CDK outage. Same store unit volume also benefited from better execution in our marketing and sales activities, increases in supply of new vehicle inventory and manufacturer incentives to customers, including low-interest financing and customer rebates, and sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following tariff-related announcements.
Same store new vehicle revenue PVR increased during the three months ended June 30, 2025, as compared to the same period in 2024, largely due to increases in the average selling prices for vehicles in all franchised dealership segments. In addition, same store revenue PVR benefited from a 3% shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store new vehicle gross profit PVR decreased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in supply of new vehicle inventory as compared to the prior year, which has resulted in moderation of margins following post-pandemic elevated levels. While new vehicle unit profitability has recently started to stabilize sequentially, we expect that it may continue to moderate throughout 2025 and may be further impacted by the recently announced tariffs.
First Six Months 2025 compared to First Six Months 2024
Same store new vehicle revenue increased during the six months ended June 30, 2025, as compared to the same period in 2024, due to increases in same store unit volume and same store revenue PVR. Same store unit volume increased as prior year was adversely impact by a decrease in productivity during the CDK outage. Same store unit volume also benefited from better execution in our marketing and sales activities, increases in supply of new vehicle inventory and manufacturer incentives to customers, including low-interest financing and customer rebates, and sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following tariff-related announcements.

Same store new vehicle revenue PVR increased during the six months ended June 30, 2025, as compared to the same period in 2024, largely due to increases in the average selling price for vehicles across all three segments and a 2% shift in mix away from Import vehicles, which have relatively lower average selling prices.
Same store new vehicle gross profit PVR decreased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in supply of new vehicle inventory as compared to the prior year, which has resulted in moderation of margins following post-pandemic elevated levels.
New Vehicle Inventory Carrying Expense
The following table details net new vehicle inventory carrying expense, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark rates. Floorplan assistance is accounted for as a component of new vehicle gross profit in accordance with GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2025	2024	Variance	2025	2024	Variance
Floorplan assistance	$34.7	$31.6	$3.1	$65.8	$63.4	$2.4
New vehicle floorplan interest expense	(43.6)	(52.3)	8.7	(87.6)	(98.9)	11.3
Net new vehicle inventory carrying expense	$(8.9)	$(20.7)	$11.8	$(21.8)	$(35.5)	$13.7
Second Quarter 2025 compared to Second Quarter 2024
The net new vehicle inventory carrying expense decreased during the three months ended June 30, 2025, as compared to the same period in 2024, due to a decrease in floorplan interest expense and an increase in floorplan assistance. Floorplan interest expense decreased due to lower average interest rates and lower average vehicle floorplan balances. Floorplan assistance increased primarily due to higher new vehicle sales.
First Six Months 2025 compared to First Six Months 2024
The net new vehicle inventory carrying expense decreased during the six months ended June 30, 2025, as compared to the same period in 2024, due to a decrease in floorplan interest expense and an increase in floorplan assistance. Floorplan interest expense decreased primarily due to lower average interest rates. Floorplan assistance increased due to higher new vehicle sales, partially offset by a decrease in the floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,845.0	$1,743.5	$101.5	5.8	$3,637.1	$3,577.3	$59.8	1.7
Wholesale revenue	140.0	167.6	(27.6)	(16.5)	270.3	329.9	(59.6)	(18.1)
Total revenue	$1,985.0	$1,911.1	$73.9	3.9	$3,907.4	$3,907.2	$0.2	—
Retail gross profit	$113.1	$107.3	$5.8	5.4	$226.1	$209.1	$17.0	8.1
Wholesale gross profit	12.3	4.1	8.2		23.8	13.8	10.0
Total gross profit	$125.4	$111.4	$14.0	12.6	$249.9	$222.9	$27.0	12.1
Retail vehicle unit sales	69,736	65,504	4,232	6.5	137,736	134,625	3,111	2.3
Revenue per vehicle retailed	$26,457	$26,617	$(160)	(0.6)	$26,406	$26,572	$(166)	(0.6)
Gross profit per vehicle retailed	$1,622	$1,638	$(16)	(1.0)	$1,642	$1,553	$89	5.7
Retail gross profit as a percentage of retail revenue	6.1%	6.2%			6.2%	5.8%
Inventory days supply (trailing calendar month days)	39 days	34 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,815.2	$1,717.5	$97.7	5.7	$3,581.7	$3,521.6	$60.1	1.7
Wholesale revenue	138.3	164.9	(26.6)	(16.1)	265.9	323.3	(57.4)	(17.8)
Total revenue	$1,953.5	$1,882.4	$71.1	3.8	$3,847.6	$3,844.9	$2.7	0.1
Retail gross profit	$111.3	$105.7	$5.6	5.3	$223.0	$206.1	$16.9	8.2
Wholesale gross profit	12.4	4.6	7.8		24.1	14.5	9.6
Total gross profit	$123.7	$110.3	$13.4	12.1	$247.1	$220.6	$26.5	12.0
Retail vehicle unit sales	68,398	64,364	4,034	6.3	135,185	132,214	2,971	2.2
Revenue per vehicle retailed	$26,539	$26,684	$(145)	(0.5)	$26,495	$26,636	$(141)	(0.5)
Gross profit per vehicle retailed	$1,627	$1,642	$(15)	(0.9)	$1,650	$1,559	$91	5.8
Retail gross profit as a percentage of retail revenue	6.1%	6.2%			6.2%	5.9%
Second Quarter 2025 compared to Second Quarter 2024
Same store retail used vehicle revenue increased during the three months ended June 30, 2025, as compared to the same period in 2024, due to an increase in same store unit volume as the prior year was adversely impacted by a decrease in productivity during the CDK outage. Wholesale used vehicle revenue decreased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to a shift in mix to lower-value used vehicles.
Same store used vehicle revenue PVR and used vehicle gross profit PVR were relatively flat during the three months ended June 30, 2025, as compared to the same period in 2024, as used vehicle unit pricing and profitability have been stabilizing due in part to our initiatives to achieve more optimal levels and mix of used vehicle inventory. Wholesale used vehicle gross profit increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in used vehicle wholesale values.

First Six Months 2025 compared to First Six Months 2024
Same store retail used vehicle revenue increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in same store unit volume as the prior year was adversely impacted by a decrease in productivity during the CDK outage. The increase in same store unit volume was partially offset by a 1% shift in mix from used vehicles to new vehicles due in part to increases in supply of new vehicle inventory and manufacturer new vehicle incentives to customers, including low-interest financing and customer rebates. Wholesale used vehicle revenue decreased during the six months ended June 30, 2025, as compared to the same period in 2024, due to a shift in mix to lower-value used vehicles.
Same store used vehicle gross profit PVR increased during the six months ended June 30, 2025, as compared to the same period in 2024, as used vehicle unit profitability has been stabilizing due in part to our initiatives to achieve more optimal levels and mix of used vehicle inventory.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,221.1	$1,117.1	$104.0	9.3	$2,385.1	$2,289.5	$95.6	4.2
Gross Profit	$598.6	$536.6	$62.0	11.6	$1,166.3	$1,092.4	$73.9	6.8
Gross profit as a percentage of revenue	49.0%	48.0%			48.9%	47.7%

Same Store:
Revenue	$1,211.9	$1,086.7	$125.2	11.5	$2,372.5	$2,223.9	$148.6	6.7
Gross Profit	$594.4	$526.2	$68.2	13.0	$1,160.2	$1,070.3	$89.9	8.4
Gross profit as a percentage of revenue	49.0%	48.4%			48.9%	48.1%
Parts and service revenue is primarily derived from vehicle repairs and maintenance paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
Second Quarter 2025 compared to Second Quarter 2024
Same store parts and service revenue increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to increases in revenue associated with customer-pay service of $40.2 million, warranty service of $38.2 million, and the preparation of vehicles for sale of $33.3 million.
Same store parts and service gross profit increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to increases in gross profit associated with customer-pay service of $24.2 million, warranty service of $23.1 million, and the preparation of vehicles for sale of $17.6 million.
Parts and service revenue and gross profit across all revenue types benefited from an increase in repair order volume, due in part to the prior year being adversely impacted by the CDK outage, which disrupted our sales and service processes, and an increase in technician headcount and improved efficiency. Warranty repair order volume also benefited from an increase in manufacturer recalls. Parts and service revenue and gross profit associated with customer-pay service and warranty service benefited from higher value repair orders.
First Six Months 2025 compared to First Six Months 2024
Same store parts and service revenue increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to increases in revenue associated with warranty service of $71.9 million and customer-pay service of $45.2 million.
Same store parts and service gross profit increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to increases in gross profit associated with warranty service of $45.8 million and customer-pay service of $25.2 million.
Parts and service revenue and gross profit across all revenue types benefited from an increase in repair order volume, due in part to the prior year being adversely impacted by the CDK outage, which disrupted our sales and service processes, and an increase in technician headcount and improved efficiency. Warranty repair order volume also benefited from an increase in manufacturer recalls. Parts and service revenue and gross profit associated with warranty service and customer-pay service benefited from higher value repair orders.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$367.7	$324.0	$43.7	13.5	$720.2	$658.7	$61.5	9.3
Gross profit per vehicle retailed	$2,712	$2,556	$156	6.1	$2,708	$2,586	$122	4.7

Same Store:
Revenue and gross profit	$362.5	$320.0	$42.5	13.3	$711.7	$650.4	$61.3	9.4
Gross profit per vehicle retailed	$2,711	$2,561	$150	5.9	$2,707	$2,591	$116	4.5
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
Second Quarter 2025 compared to Second Quarter 2024
Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2025, as compared to the same period in 2024, due to increases in vehicle unit volume and finance and insurance gross profit PVR. Finance and insurance gross profit PVR benefited from higher realized margins on vehicle service contracts and higher product penetration, partially offset by an increase in retail vehicle sales financed through AutoNation Finance. In addition, finance and insurance gross profit in the prior year was adversely impacted by the CDK outage.
First Six Months 2025 compared to First Six Months 2024
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2025, as compared to the same period in 2024, due to increases in vehicle unit volume and finance and insurance gross profit PVR. Finance and insurance gross profit PVR benefited from higher realized margins on vehicle service contracts and higher product penetration, partially offset by an increase in retail vehicle sales financed through AutoNation Finance. In addition, finance and insurance gross profit in the prior year was adversely impacted by the CDK outage.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,920.5	$1,739.4	$181.1	10.4	$3,637.9	$3,496.1	$141.8	4.1
Import	2,148.3	2,018.8	129.5	6.4	4,195.6	3,998.3	197.3	4.9
Premium Luxury	2,555.8	2,398.4	157.4	6.6	5,132.3	4,813.3	319.0	6.6
Total Franchised Dealerships	6,624.6	6,156.6	468.0	7.6	12,965.8	12,307.7	658.1	5.3
Corporate and other	349.8	323.8	26.0	8.0	699.0	658.4	40.6	6.2
Total consolidated revenue	$6,974.4	$6,480.4	$494.0	7.6	$13,664.8	$12,966.1	$698.7	5.4
Segment income(1):
Domestic	$92.0	$50.3	$41.7	82.9	$161.0	$125.5	$35.5	28.3
Import	133.4	108.2	25.2	23.3	259.6	237.0	22.6	9.5
Premium Luxury	180.1	141.9	38.2	26.9	358.8	313.5	45.3	14.4
Total Franchised Dealerships	405.5	300.4	105.1	35.0	779.4	676.0	103.4	15.3
AutoNation Finance income (loss)	2.0	0.7	1.3		2.1	(4.3)	6.4
Corporate and other(2)	(235.2)	(80.0)	(155.2)		(319.7)	(159.7)	(160.0)
Floorplan interest expense	45.3	53.9	8.6		91.8	103.3	11.5
Operating income	$217.6	$275.0	$(57.4)	(20.9)	$553.6	$615.3	$(61.7)	(10.0)

Retail new vehicle unit sales:
Domestic	19,354	16,583	2,771	16.7	36,132	32,485	3,647	11.2
Import	29,748	28,729	1,019	3.5	57,751	56,297	1,454	2.6
Premium Luxury	16,745	15,956	789	4.9	34,351	31,349	3,002	9.6
	65,847	61,268	4,579	7.5	128,234	120,131	8,103	6.7

Retail used vehicle unit sales:
Domestic	19,752	18,734	1,018	5.4	38,176	38,497	(321)	(0.8)
Import	23,392	22,572	820	3.6	46,547	46,337	210	0.5
Premium Luxury	19,016	17,769	1,247	7.0	38,033	36,732	1,301	3.5
Other	7,576	6,429	1,147	17.8	14,980	13,059	1,921	14.7
	69,736	65,504	4,232	6.5	137,736	134,625	3,111	2.3

(1) Segment income for the Domestic, Import, and Premium Luxury reportable segments is a non-GAAP measure and is defined as operating income less floorplan interest expense.
(2) Comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, auction operations, and AutoNation Mobile Service, all of which do not meet the quantitative thresholds for reportable segments. “Corporate and other” income (loss) also includes unallocated corporate overhead expenses, goodwill and franchise rights impairments, and other income items.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$985.1	$841.9	$143.2	17.0	$1,845.3	$1,656.3	$189.0	11.4
Used vehicle	527.2	516.2	11.0	2.1	1,013.3	1,059.2	(45.9)	(4.3)
Parts and service	289.3	283.0	6.3	2.2	558.3	585.1	(26.8)	(4.6)
Finance and insurance, net	118.5	96.8	21.7	22.4	220.3	193.8	26.5	13.7
Other	0.4	1.5	(1.1)		0.7	1.7	(1.0)
Total Revenue	$1,920.5	$1,739.4	$181.1	10.4	$3,637.9	$3,496.1	$141.8	4.1
Gross Profit:
New vehicle	$32.4	$37.5	$(5.1)	(13.6)	$57.9	$78.4	$(20.5)	(26.1)
Used vehicle	28.7	23.6	5.1	21.6	55.8	46.5	9.3	20.0
Parts and service	135.1	126.2	8.9	7.1	258.8	259.9	(1.1)	(0.4)
Finance and insurance, net	118.5	96.8	21.7	22.4	220.3	193.8	26.5	13.7
Other	0.3	0.5	(0.2)		0.7	0.7	—
Total Gross Profit	$315.0	$284.6	$30.4	10.7	$593.5	$579.3	$14.2	2.5
Segment income	$92.0	$50.3	$41.7	82.9	$161.0	$125.5	$35.5	28.3
Retail vehicle unit sales:
New vehicle	19,354	16,583	2,771	16.7	36,132	32,485	3,647	11.2
Used vehicle	19,752	18,734	1,018	5.4	38,176	38,497	(321)	(0.8)
	39,106	35,317	3,789	10.7	74,308	70,982	3,326	4.7
Second Quarter 2025 compared to Second Quarter 2024
Domestic revenue increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, over 95% of which was due to an increase in new vehicle unit volume, which contributed to growth in our market share. New vehicle unit volume benefited from better execution in our marketing and sales activities, increases in supply of new vehicle inventory and manufacturer incentives to customers, and sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following tariff-related announcements. The increase in new vehicle revenue was partially offset by a decrease in new vehicle revenue of approximately $30 million related to the divestitures we completed in the third quarter of 2024. In addition, Domestic revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Domestic segment income increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in finance and insurance gross profit, approximately half of which was due to higher vehicle unit volume and half was driven by an increase in finance and insurance gross profit PVR of $289. Finance and insurance gross profit PVR benefited from higher realized margins on vehicle service contracts and higher product penetration. Domestic segment income also benefited, to a lesser extent, from an increase in parts and service gross profit, largely due to increases in gross profit associated with the preparation of vehicles for sale of $4.3 million and customer-pay service of $3.9 million. In addition, Domestic segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.

First Six Months 2025 compared to First Six Months 2024
Domestic revenue increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, over 95% of which was due to an increase in new vehicle unit volume, which contributed to growth in our market share. New vehicle unit volume benefited from better execution in our marketing and sales activities, increases in supply of new vehicle inventory and manufacturer incentives to customers, and sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following tariff-related announcements. The increase in new vehicle revenue was partially offset by a decrease in used vehicle revenue, approximately 65% of which was due to lower used vehicle unit volume and 35% was driven by a decrease in average selling prices, with used vehicle revenue PVR down $323 compared to the prior year. Additionally, Domestic revenue was adversely impacted by a decrease in new vehicle revenue of approximately $55 million and a decrease in used vehicle revenue of approximately $70 million related to the divestitures we completed in the third quarter of 2024. In addition, Domestic revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Domestic segment income increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in finance and insurance gross profit, approximately 65% of which was due to an increase in finance and insurance gross profit PVR of $235 and 35% was due to higher new vehicle unit volume. Finance and insurance gross profit PVR benefited from higher realized margins on vehicle service contracts and higher product penetration. In addition, Domestic segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,129.6	$1,067.3	$62.3	5.8	$2,191.6	$2,074.1	$117.5	5.7
Used vehicle	549.6	544.6	5.0	0.9	1,096.3	1,101.8	(5.5)	(0.5)
Parts and service	343.0	289.4	53.6	18.5	661.6	584.1	77.5	13.3
Finance and insurance, net	123.7	115.2	8.5	7.4	242.2	234.4	7.8	3.3
Other	2.4	2.3	0.1		3.9	3.9	—
Total Revenue	$2,148.3	$2,018.8	$129.5	6.4	$4,195.6	$3,998.3	$197.3	4.9
Gross Profit:
New vehicle	$61.8	$63.9	$(2.1)	(3.3)	$119.0	$128.6	$(9.6)	(7.5)
Used vehicle	36.1	34.3	1.8	5.2	72.7	68.5	4.2	6.1
Parts and service	171.4	143.4	28.0	19.5	330.8	287.4	43.4	15.1
Finance and insurance, net	123.7	115.2	8.5	7.4	242.2	234.4	7.8	3.3
Other	(1.5)	(1.3)	(0.2)		(2.8)	(2.7)	(0.1)
Total Gross Profit	$391.5	$355.5	$36.0	10.1	$761.9	$716.2	$45.7	6.4
Segment income	$133.4	$108.2	$25.2	23.3	$259.6	$237.0	$22.6	9.5
Retail vehicle unit sales:
New vehicle	29,748	28,729	1,019	3.5	57,751	56,297	1,454	2.6
Used vehicle	23,392	22,572	820	3.6	46,547	46,337	210	0.5
	53,140	51,301	1,839	3.6	104,298	102,634	1,664	1.6
Second Quarter 2025 compared to Second Quarter 2024
Import revenue increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, approximately 60% of which was due to an increase in average selling prices, with new vehicle revenue PVR up $821. New vehicle revenue also benefited from an increase in new vehicle unit volume as a result of better execution in our marketing and sales activities, increases in supply of new vehicle inventory and manufacturer incentives to customers, and sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following tariff-related announcements. Import revenue also benefited from an increase in parts and service revenue, largely due to increases in revenue associated with warranty service of $24.2 million and the preparation of vehicles for sale of $13.8 million. In addition, Import revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Import segment income increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in parts and service gross profit, largely resulting from increases in gross profit associated with warranty service of $14.2 million and the preparation of vehicles for sale of $6.7 million. Import segment income also benefited, to a lesser extent from an increase in finance and insurance gross profit, approximately half of which was due to higher vehicle unit volume and half was driven by an increase in finance and insurance gross profit PVR of $82. Finance and insurance gross profit PVR benefited from higher realized margins on vehicle service contracts and higher product penetration. In addition, Import segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage. The increases in Import segment income were partially offset by an increase in SG&A expenses of $9.2 million, largely due to an increase in performance-driven compensation expense.

First Six Months 2025 compared to First Six Months 2024
Import revenue increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, approximately 55% of which was due to an increase in average selling prices, with new vehicle revenue PVR up $1,107. New vehicle revenue also benefited from an increase in new vehicle unit volume as a result of better execution in our marketing and sales activities, increases in supply of new vehicle inventory and manufacturer incentives to customers, and sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following tariff-related announcements. Import revenue also benefited from an increase in parts and service revenue, largely due to increases in revenue associated with warranty service of $49.1 million and the preparation of vehicles for sale of $16.3 million. In addition, Import revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Import segment income increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in parts and service gross profit, largely resulting from increases in gross profit associated with warranty service of $30.2 million and the preparation of vehicles for sale of $8.0 million. In addition, Import segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage. The increases in Import segment income were partially offset by an increase in SG&A expenses of $20.5 million, largely due to an increase in performance-driven compensation expense.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,281.6	$1,213.3	$68.3	5.6	$2,607.5	$2,371.4	$236.1	10.0
Used vehicle	722.3	687.7	34.6	5.0	1,434.4	1,423.9	10.5	0.7
Parts and service	437.4	397.3	40.1	10.1	861.8	814.5	47.3	5.8
Finance and insurance, net	114.3	99.9	14.4	14.4	228.4	203.2	25.2	12.4
Other	0.2	0.2	—		0.2	0.3	(0.1)
Total Revenue	$2,555.8	$2,398.4	$157.4	6.6	$5,132.3	$4,813.3	$319.0	6.6
Gross Profit:
New vehicle	$89.2	$89.0	$0.2	0.2	$181.4	$179.4	$2.0	1.1
Used vehicle	42.5	39.0	3.5	9.0	85.6	78.7	6.9	8.8
Parts and service	231.5	211.1	20.4	9.7	456.5	431.2	25.3	5.9
Finance and insurance, net	114.3	99.9	14.4	14.4	228.4	203.2	25.2	12.4
Other	—	0.2	(0.2)		0.1	0.2	(0.1)
Total Gross Profit	$477.5	$439.2	$38.3	8.7	$952.0	$892.7	$59.3	6.6
Segment income	$180.1	$141.9	$38.2	26.9	$358.8	$313.5	$45.3	14.4
Retail vehicle unit sales:
New vehicle	16,745	15,956	789	4.9	34,351	31,349	3,002	9.6
Used vehicle	19,016	17,769	1,247	7.0	38,033	36,732	1,301	3.5
	35,761	33,725	2,036	6.0	72,384	68,081	4,303	6.3
Second Quarter 2025 compared to Second Quarter 2024
Premium Luxury revenue increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, over 85% of which was due to an increase in new vehicle unit volume, which contributed to growth in our market share. New vehicle unit volume benefited from better execution in our marketing and sales activities, increases in supply of new vehicle inventory and manufacturer incentives to customers, and sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following tariff-related announcements. Premium Luxury revenue also benefited from an increase in parts and service gross profit associated with customer-pay service of $18.3 million and warranty service of $10.4 million, and an increase in used vehicle revenue of $34.6 million, driven by a 6% increase in total used vehicles sold. In addition, Premium Luxury revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Premium Luxury segment income increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in parts and service gross profit, largely resulting from increases in gross profit associated with customer-pay service of $9.7 million and warranty service of $6.3 million. Premium luxury segment income also benefited from an increase in finance and insurance gross profit, approximately 40% of which was due to an increase in vehicle unit volume and 60% of which was due to a $234 increase in finance and insurance gross profit PVR driven by higher realized margins on vehicle service contracts and higher product penetration. In addition, Premium Luxury segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.

First Six Months 2025 compared to First Six Months 2024
Premium Luxury revenue increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, over 95% of which was due to an increase in new vehicle unit volume, which contributed to growth in our market share. New vehicle unit volume benefited from better execution in our marketing and sales activities, increases in supply of new vehicle inventory and manufacturer incentives to customers, and sustained consumer demand, which accelerated in the later part of March 2025 into April 2025 following tariff-related announcements. In addition, Premium Luxury revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Premium Luxury segment income increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in parts and service gross profit, largely due to increases in gross profit associated with warranty service of $12.2 million and customer-pay service of $9.1 million. Premium Luxury segment income also benefited from an increase in finance and insurance gross profit, approximately half of which was due to an increase in vehicle unit volume and half of which was due to a $170 increase in finance and insurance gross profit PVR driven by higher realized margins on vehicle service contracts and higher product penetration. In addition, Premium Luxury segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage. The increases in Premium Luxury segment income were partially offset by an increase in SG&A expenses of $17.2 million, largely due to an increase in performance-driven compensation expense.

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
The following table presents the components of ANF income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	%(1)	2024	%(1)	2025	%(1)	2024	%(1)
Interest margin:
Interest and fee income	$48.6	12.0%	$26.5	16.7%	$90.5	11.2%	$48.3	15.3%
Interest expense	(17.8)	(4.4)%	(8.7)	(5.5)%	(31.7)	(3.9)%	(15.7)	(5.0)%
Total interest margin	30.8	7.6%	17.8	11.2%	58.8	7.3%	32.6	10.3%
Provision for credit losses	(19.2)	(4.8)%	(7.7)	(4.9)%	(38.1)	(4.7)%	(17.9)	(5.7)%
Total interest margin after provision for credit losses	11.6	2.9%	10.1	6.4%	20.7	2.6%	14.7	4.6%
Direct expenses(2)	(9.6)	(2.4)%	(9.4)	(5.9)%	(18.6)	(2.3)%	(19.0)	(6.0)%
AutoNation Finance income (loss)	$2.0	0.5%	$0.7	0.4%	$2.1	0.3%	$(4.3)	(1.4)%

(1) Annualized amounts as a percentage of total average managed receivables.
(2) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.
The following tables present selected loan origination and loan performance information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2025	2024	2025	2024
Loan Origination Information
Loans originated	$464.4	$234.3	$924.8	$395.5
Vehicle units financed	13,514	7,259	26,762	12,354
Penetration rate(1)	10.0%	5.7%	10.1%	4.8%
Weighted average contract rate	10.9%	12.6%	11.0%	12.9%
Weighted average credit score(2)	698	675	696	668
Weighted average loan-to-value(3)	103.6%	103.9%	103.8%	103.7%
Weighted average term (in months)	72.0	72.0	72.0	72.0

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

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
($ in millions)	2025	2024	2025	2024
Loan Performance Information
Total average managed receivables	$1,613.6	$633.4	$1,440.4	$563.9
Allowance for credit losses as a percentage of ending managed receivables	4.4%	6.4%	4.4%	6.4%
Net credit losses on managed receivables	$8.9	$7.6	$16.0	$16.0
Annualized net credit losses as a percentage of total average managed receivables	2.2%	4.8%	2.2%	5.7%
Past due accounts as a percentage of ending managed receivables	2.4%	3.8%	2.4%	3.8%
Average recovery rate(1)	52.2%	36.8%	49.8%	35.9%

(1) Represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.
Second Quarter 2025 compared to Second Quarter 2024
ANF income increased $1.3 million during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in interest and fee income from the growth in average managed receivables of $980.2 million as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores.
ANF income benefited from a decrease in the expected credit loss rates compared to the prior year reflecting improved credit quality of new loan originations and the sale of third-party receivables originated through third-party dealers that we completed in the fourth quarter of 2024. As auto loans receivable shifted towards higher credit tiers, past due accounts and annualized net credit losses as a percentage of managed receivables decreased at June 30, 2025, compared to the prior year.
ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.
First Six Months 2025 compared to First Six Months 2024
ANF recognized income of $2.1 million during the six months ended June 30, 2025, and a loss of $4.3 million during the six months ended June 30, 2024. The current year period benefited from an increase in interest and fee income from the growth in average managed receivables of $876.5 million as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores.
ANF income benefited from a decrease in the expected credit loss rates compared to the prior year reflecting improved credit quality of new loan originations and the sale of third-party receivables originated through third-party dealers that we completed in the fourth quarter of 2024. As auto loans receivable shifted towards higher credit tiers, past due accounts and annualized net credit losses as a percentage of managed receivables decreased at June 30, 2025 compared to the prior year.
ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio

Selling, General, and Administrative Expenses
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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$569.2	$537.0	$(32.2)	(6.0)	$1,099.4	$1,053.7	$(45.7)	(4.3)
Advertising	65.5	66.2	0.7	1.1	127.5	124.3	(3.2)	(2.6)
Store and corporate overhead	220.0	222.6	2.6	1.2	449.7	440.9	(8.8)	(2.0)
Total	$854.7	$825.8	$(28.9)	(3.5)	$1,676.6	$1,618.9	$(57.7)	(3.6)

SG&A as a % of total gross profit:
Compensation	44.6	46.2	160	bps	44.1	44.6	50	bps
Advertising	5.1	5.7	60	bps	5.1	5.3	20	bps
Store and corporate overhead	17.3	19.1	180	bps	18.0	18.7	70	bps
Total	67.0	71.0	400	bps	67.2	68.6	140	bps
Second Quarter 2025 compared to Second Quarter 2024
SG&A expenses increased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in compensation expense, an increase in insurance-related expenses, and acquisitions and newly opened stores. The increase in compensation expense was largely due to an increase in performance-driven compensation and an increase in deferred compensation obligations of $9.7 million as a result of changes in market performance of the underlying investments, partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates in the prior year to ensure business continuity as a result of the CDK outage. In addition, SG&A expenses benefited from the divestitures we completed in the third quarter of 2024. As a percentage of total gross profit, SG&A expenses decreased to 67.0% during the three months ended June 30, 2025, from 71.0% in the same period in 2024, primarily due to prior year gross profit and SG&A expenses being adversely impacted by the CDK outage in the prior year.
First Six Months 2025 compared to First Six Months 2024
SG&A expenses increased slightly during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in compensation expense, an increase in insurance-related expenses, an increase in advertising expenses to support vehicle sales, and acquisitions and newly opened stores. The increase in compensation expense was largely due to an increase in performance-driven compensation, partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates in the prior year to ensure business continuity as a result of the CDK outage. In addition, SG&A expenses benefited from the divestitures we completed in the third quarter of 2024. As a percentage of total gross profit, SG&A expenses decreased to 67.2% during the six months June 30, 2025, from 68.6% in the same period in 2024, primarily due to prior year gross profit and SG&A expenses being adversely impacted by the CDK outage in the prior year.
Other Income, Net (Operating)
Other Income, Net includes asset impairments and gains or losses associated with business/property divestitures, among other items.
Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark interest rates.

Second Quarter 2025 compared to Second Quarter 2024
Floorplan interest expense was $45.3 million for the three months ended June 30, 2025, compared to $53.9 million for the same period in 2024. The decrease in floorplan interest expense of $8.6 million was due to lower average interest rates and lower average vehicle floorplan balances.
First Six Months 2025 compared to First Six Months 2024
Floorplan interest expense was $91.8 million for the six months ended June 30, 2025, compared to $103.3 million for the same period in 2024. The decrease in floorplan interest expense of $11.5 million was primarily due to lower average interest rates.
Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations.
Second Quarter 2025 compared to Second Quarter 2024
Other interest expense of $46.2 million for the three months ended June 30, 2025 was relatively flat compared to $46.8 million for the same period in 2024.
First Six Months 2025 compared to First Six Months 2024
Other interest expense was $88.5 million for the six months ended June 30, 2025, compared to $91.4 million for the same period in 2024. The decrease in interest expense of $2.9 million was driven by lower average debt balances, partially offset by higher interest rates.
Other Income (Loss), Net
We recognized net gains of $10.4 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and net gains of $8.5 million and $7.7 million for the six months ended June 30, 2025 and 2024, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recorded unrealized gains of $1.7 million and unrealized losses of $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and unrealized losses of $9.8 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 37.6% for the three months ended June 30, 2025, and 25.3% for the three months ended June 30, 2024. Our effective income tax rate was 29.7% for the six months ended June 30, 2025, and 25.1% for the six months ended June 30, 2024. The tax rates for the three and six months ended June 30, 2025, reflect the fact that the goodwill impairment charge recorded in the second quarter of 2025 was not deductible for income tax purposes.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2025		December 31, 2024
Cash and cash equivalents	$62.9		$59.8
Revolving credit facility	$1,899.2	(1)	$1,899.2
 (1)    At June 30, 2025, we had $0.8 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $130.0 million of commercial paper notes outstanding at June 30, 2025. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At June 30, 2025, surety bonds, letters of credit, and cash deposits totaled $111.7 million, of which $0.8 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2025, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At June 30, 2025, these properties had a net book value of $2.8 billion. None of these properties are mortgaged or encumbered.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per share data)	2025	2024	2025	2024
Shares repurchased	0.2	2.0	1.5	2.2
Aggregate purchase price (1)	$29.0	$311.3	$253.8	$350.0
Average purchase price per share	$157.57	$159.52	$164.07	$159.39

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $0.3 million and $2.1 million for the three and six months ended June 30, 2025, respectively, and $3.1 million and $3.2 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, $607.0 million remained available under our stock repurchase limit authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Purchases of property and equipment	$79.0	$87.5	$154.2	$181.2
Acquisitions and Divestitures
We purchased one Domestic store and one Import store during the six months ended June 30, 2025. We did not purchase any stores during the six months ended June 30, 2024. We did not divest any stores during the six months ended June 30, 2025 or June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Cash paid for business acquisitions, net	$—	$—	$(69.6)	$—
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Debt
The following table sets forth our non-vehicle long-term debt, as of June 30, 2025, and December 31, 2024.

(In millions)
Debt Description	Maturity Date	Interest Payable	June 30, 2025	December 31, 2024
4.5% Senior Notes	October 1, 2025	April 1 and October 1	$450.0	$450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	—
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		355.6	350.0
			3,655.6	3,150.0
Less: unamortized debt discounts and debt issuance costs			(21.0)	(17.9)
Less: current maturities			(522.6)	(518.5)
Long-term debt, net of current maturities			$3,112.0	$2,613.6
On February 24, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035, which were sold at 99.995% of the aggregate principal amount.
In addition, we had commercial paper notes outstanding of $130.0 million at June 30, 2025, and $630.0 million at December 31, 2024.
A downgrade in our credit ratings could negatively impact the interest rate payable on our 4.5% Senior Notes, 3.8% Senior Notes, and 4.75% Senior Notes, and could also negatively impact our ability to issue, or the interest rates for, commercial paper notes or other debt. Additionally, an increase in our leverage ratio could negatively impact the interest rates charged for borrowings under our revolving credit facility.
The following table sets forth our non-recourse debt, as of June 30, 2025, and December 31, 2024.

(In millions)	June 30, 2025	December 31, 2024
Warehouse facilities	$777.9	$801.5
Term securitization debt of consolidated VIEs	690.1	24.7
	1,468.0	826.2
Less: unamortized debt discounts and debt issuance costs	(3.4)	(0.2)
Less: current maturities	(45.0)	(28.3)
Non-recourse debt, net of current maturities	$1,419.6	$797.7
In May 2025, we issued non-recourse notes payable related to asset-backed term securitizations with an aggregate principal amount of $700.0 million, a weighted-average interest rate of 4.90%, and maturity dates ranging from June 2026 to September 2032.
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
As of June 30, 2025, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At June 30, 2025, our leverage and interest coverage ratios were as follows:

June 30, 2025
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.33x
Interest coverage ratio	≥ 3.00x	4.63x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	June 30, 2025	December 31, 2024
Vehicle floorplan payable - trade	$2,045.8	$2,216.2
Vehicle floorplan payable - non-trade	1,610.1	1,493.5
Vehicle floorplan payable	$3,655.9	$3,709.7
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided by (used in) operating activities	$(230.3)	$234.9
Net cash used in investing activities	$(210.5)	$(136.4)
Net cash provided by (used in) financing activities	$434.8	$(65.7)
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
We had net cash used in operating activities of $230.3 million for the six months ended June 30, 2025, and net cash provided by operating activities of $234.9 million during the six months ended June 30, 2024. This change was primarily due to a $324.4 million increase in auto loans receivable for vehicles sold through our stores as we continued to grow our AutoNation Finance business, as well as an increase in working capital requirements of approximately $225 million, primarily due to the timing of working capital related payments in the prior year period as a result of the CDK outage. These impacts were partially offset by an increase in earnings excluding non-cash adjustments.

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
Net cash used in investing activities increased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to a $69.6 million increase in cash used for acquisitions and a $35.2 million decrease in collections on auto loans receivable acquired through third-party dealers, partially offset by a $27.0 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the six months ended June 30, 2025, we borrowed $1.3 billion under our non-recourse debt facilities, including issuance of $700.0 million in non-recourse notes payable related to asset-backed term securitizations, and repaid $690.1 million under our non-recourse debt facilities. During the six months ended June 30, 2024, we borrowed $623.0 million and repaid $393.9 million under our non-recourse debt facilities.
During the six months ended June 30, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $500.0 million and $15.0 million during the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025, we repurchased 1.5 million shares of common stock for an aggregate purchase price of $253.8 million (average purchase price per share of $164.07), excluding the excise tax imposed under the Inflation Reduction Act. During the six months ended June 30, 2024, we repurchased 2.2 million shares of common stock for an aggregate purchase price of $350.0 million (average purchase price per share of $159.39), excluding the excise tax imposed under the Inflation Reduction Act.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation Finance and AutoNation Mobile Service, statements regarding potential tariff-related impacts and our expectations for the future performance of our business and the automotive retail industry, including the remainder of 2025, and statements regarding the availability of insurance or other sources of recovery, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
We had $3.7 billion of variable rate vehicle floorplan payable at June 30, 2025, and $3.7 billion at December 31, 2024. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $36.6 million at June 30, 2025, and $37.1 million at December 31, 2024. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $130.0 million of commercial paper notes outstanding at June 30, 2025, and $630.0 million at December 31, 2024. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $1.3 million at June 30, 2025, and $6.3 million at December 31, 2024.
Our fixed rate senior unsecured notes totaled $3.3 billion and had a fair value of $3.2 billion as of June 30, 2025, and totaled $2.8 billion and had a fair value of $2.6 billion as of December 31, 2024.
As of June 30, 2025, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities changes over time. The fair value of these equity investments was $10.2 million at June 30, 2025, and $20.0 million at December 31, 2024. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $1.0 million at June 30, 2025, and $2.0 million at December 31, 2024. We also have minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $50.3 million at June 30, 2025, and $49.8 million at December 31, 2024. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $5.0 million at June 30, 2025, and $5.0 million at December 31, 2024. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
April 1, 2025 - April 30, 2025	183,982	$157.57	183,982	$607.0
May 1, 2025 - May 31, 2025	—	$—	—	$607.0
June 1, 2025 - June 30, 2025	—	$—	—	$607.0
Total	183,982		183,982

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was announced on April 26, 2024, for repurchases of up to an additional $1.0 billion. During the fiscal quarter ended June 30, 2025, all of the shares that we repurchased were repurchased under our stock repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

AUTONATION, INC.

Date:	July 25, 2025	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)