Form 10-Q
period 2025-09-30
AUTONATION, INC.
filed 2025-10-23
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 21, 2025, the registrant had 36,472,177 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97.6	$59.8
Receivables, net	880.4	1,066.3
Inventory	3,489.2	3,360.0
Other current assets	220.8	211.9
Total Current Assets	4,688.0	4,698.0
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $89.0 million and $54.8 million, respectively	1,953.9	1,057.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.4 billion and $2.3 billion, respectively	3,929.4	3,791.9
OPERATING LEASE ASSETS	462.7	391.1
GOODWILL	1,399.5	1,452.9
OTHER INTANGIBLE ASSETS, NET	1,007.0	905.9
OTHER ASSETS	760.0	704.8
Total Assets	$14,200.5	$13,001.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,161.4	$2,216.2
Vehicle floorplan payable - non-trade	1,635.2	1,493.5
Accounts payable	351.7	376.6
Commercial paper	200.0	630.0
Current maturities of long-term debt	469.2	518.5
Current portion of non-recourse debt	57.4	28.3
Accrued payroll and benefits	302.5	257.0
Other current liabilities	731.8	792.1
Total Current Liabilities	5,909.2	6,312.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,163.9	2,613.6
NON-RECOURSE DEBT, NET OF CURRENT PORTION	1,683.6	797.7
NONCURRENT OPERATING LEASE LIABILITIES	434.9	356.9
DEFERRED INCOME TAXES	98.2	83.1
OTHER LIABILITIES	399.1	380.9
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at September 30, 2025, and December 31, 2024, including shares held in treasury	0.6	0.6
Additional paid-in capital	21.3	20.3
Retained earnings	5,804.0	5,331.8
Treasury stock, at cost; 26,686,647 and 24,527,869 shares held, respectively	(3,314.3)	(2,895.4)
Total Shareholders’ Equity	2,511.6	2,457.3
Total Liabilities and Shareholders’ Equity	$14,200.5	$13,001.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
New vehicle	$3,415.6	$3,171.2	$10,060.0	$9,273.0
Used vehicle	2,015.7	1,901.4	5,923.1	5,808.6
Parts and service	1,226.2	1,170.9	3,611.3	3,460.4
Finance and insurance, net	374.8	335.4	1,095.0	994.1
Other	5.1	7.2	12.8	16.1
TOTAL REVENUE	7,037.4	6,586.1	20,702.2	19,552.2
Cost of sales:
New vehicle	3,264.6	2,994.1	9,550.7	8,709.6
Used vehicle	1,900.8	1,790.2	5,558.3	5,474.5
Parts and service	629.2	612.7	1,848.0	1,809.8
Other	4.4	6.3	11.5	14.5
TOTAL COST OF SALES	5,799.0	5,403.3	16,968.5	16,008.4
Gross profit:
New vehicle	151.0	177.1	509.3	563.4
Used vehicle	114.9	111.2	364.8	334.1
Parts and service	597.0	558.2	1,763.3	1,650.6
Finance and insurance	374.8	335.4	1,095.0	994.1
Other	0.7	0.9	1.3	1.6
TOTAL GROSS PROFIT	1,238.4	1,182.8	3,733.7	3,543.8
AUTONATION FINANCE INCOME (LOSS)	1.5	(6.2)	3.6	(10.5)
Selling, general, and administrative expenses	850.1	811.3	2,526.7	2,430.2
Depreciation and amortization	64.2	61.3	189.9	179.5
Goodwill impairment	—	—	65.3	—
Franchise rights impairment	—	—	71.7	—
Other income, net	(46.8)	(46.7)	(42.3)	(42.4)
OPERATING INCOME	372.4	350.7	926.0	966.0
Non-operating income (expense) items:
Floorplan interest expense	(47.5)	(60.5)	(139.3)	(163.8)
Other interest expense	(45.1)	(44.9)	(133.6)	(136.3)
Other income, net	7.8	2.1	6.9	9.0
INCOME BEFORE INCOME TAXES	287.6	247.4	660.0	674.9
Income tax provision	72.5	61.6	183.0	168.8
NET INCOME	$215.1	$185.8	$477.0	$506.1
BASIC EARNINGS PER SHARE:
Earnings per share	$5.72	$4.66	$12.49	$12.40
Weighted average common shares outstanding	37.6	39.9	38.2	40.8
DILUTED EARNINGS PER SHARE:
Earnings per share	$5.65	$4.61	$12.36	$12.31
Weighted average common shares outstanding	38.1	40.3	38.6	41.1
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	36.9	39.6	36.9	39.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	63,562,149	$0.6	$20.3	$5,331.8	$(2,895.4)	$2,457.3
Net income	—	—	—	175.5	—	175.5
Repurchases of common stock, including excise tax	—	—	—	—	(226.6)	(226.6)
Stock-based compensation expense	—	—	16.7	—	—	16.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(33.7)	(4.8)	18.8	(19.7)
BALANCE AT MARCH 31, 2025	63,562,149	$0.6	$3.3	$5,502.5	$(3,103.2)	$2,403.2
Net income	—	—	—	86.4	—	86.4
Repurchases of common stock, including excise tax	—	—	—	—	(29.3)	(29.3)
Stock-based compensation expense	—	—	8.9	—	—	8.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.3)	—	0.6	0.3
BALANCE AT JUNE 30, 2025	63,562,149	$0.6	$11.9	$5,588.9	$(3,131.9)	$2,469.5
Net income	—	—	—	215.1	—	215.1
Repurchases of common stock, including excise tax	—	—	—	—	(182.8)	(182.8)
Stock-based compensation expense	—	—	9.9	—		9.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.5)	—	0.4	(0.1)
BALANCE AT SEPTEMBER 30, 2025	63,562,149	$0.6	$21.3	$5,804.0	$(3,314.3)	$2,511.6

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4
Net income	—	—	—	190.1	—	190.1
Repurchases of common stock, including excise tax	—	—	—	—	(38.8)	(38.8)
Stock-based compensation expense	—	—	14.1	—	—	14.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(34.5)	(3.4)	20.9	(17.0)
BALANCE AT MARCH 31, 2024	63,562,149	$0.6	$2.0	$4,829.7	$(2,472.5)	$2,359.8
Net income	—	—	—	130.2	—	130.2
Repurchases of common stock, including excise tax	—	—	—	—	(314.4)	(314.4)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.8)	—	0.8	—
BALANCE AT JUNE 30, 2024	63,562,149	$0.6	$8.8	$4,959.9	$(2,786.1)	$2,183.2
Net income	—	—	—	185.8	—	185.8
Repurchases of common stock, including excise tax	—	—	—	—	(5.7)	(5.7)
Stock-based compensation expense	—	—	8.1	—	—	8.1
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.5)	—	0.3	(0.2)
BALANCE AT SEPTEMBER 30, 2024	63,562,149	$0.6	$16.4	$5,145.7	$(2,791.5)	$2,371.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2025	2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$477.0	$506.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	189.9	179.5
Amortization of debt issuance costs and accretion of debt discounts	6.3	7.0
Stock-based compensation expense	35.5	29.8
Provision for credit losses on auto loans receivable	61.8	34.0
Deferred income tax provision	15.1	3.0
Net gain related to business/property dispositions	(6.6)	(54.6)
Goodwill impairment	65.3	—
Franchise rights impairment	71.7	—
Non-cash impairment charges	6.7	10.2
Loss on equity investments	10.1	8.5
Gain on corporate-owned life insurance asset	(16.2)	(16.1)
Other	(1.2)	2.2
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	182.2	116.6
Auto loans receivable, net	(972.8)	(588.3)
Inventory	(74.3)	(589.8)
Other assets	34.1	16.8
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	(40.9)	511.9
Accounts payable	(26.6)	(44.2)
Other liabilities	(55.7)	32.3
Net cash provided by (used in) operating activities	(38.6)	164.9
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(223.1)	(262.2)
Cash received from business divestitures, net of cash relinquished	16.1	156.0
Cash paid for business acquisitions, net of cash acquired	(348.4)	—
Collections on auto loans receivable acquired through third-party dealers	14.2	65.1
Other	11.6	9.1
Net cash used in investing activities	(529.6)	(32.0)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(429.8)	(355.6)
Proceeds from 5.89% Senior Notes due 2035	500.0	—
Net payments of commercial paper	(430.0)	(90.0)
Proceeds from non-recourse debt	2,007.9	1,021.5
Payments of non-recourse debt	(1,090.0)	(635.0)
Payment of debt issuance costs	(10.1)	(1.5)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	74.6	(24.0)
Payments of other debt obligations	(12.3)	(9.7)
Payments of tax withholdings for stock-based awards	(20.1)	(17.6)
Proceeds from the exercise of stock options	0.6	0.4
Net cash provided by (used in) financing activities	590.8	(111.5)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	22.6	21.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	103.4	77.0
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$126.0	$98.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2025, we owned and operated 323 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the nine months ended September 30, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The accounting standard update also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard update are effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We do not expect the adoption of this accounting standard update to have an impact on our consolidated financial statements, but will require certain additional disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The accounting standard update also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The amendments in this accounting standard update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the adoption of this accounting standard update to have an impact on our consolidated financial statements, but will require certain additional disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, that amends the accounting guidance on the timing of capitalization of internally-developed software costs by removing references to software development stages, and provides guidance on how to determine when it is probable that a project will be completed and a software will be used to perform the function intended. The accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2027, and should be applied using either of the following transition methods: (i) a prospective transition method, (ii) a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

	Three Months Ended September 30, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,001.4	$1,145.3	$1,268.9	$—	$3,415.6
Used vehicle	531.0	561.5	737.6	185.6	2,015.7
Parts and service	293.6	337.5	440.9	154.2	1,226.2
Finance and insurance, net	118.4	126.0	111.8	18.6	374.8
Other	0.9	2.8	0.2	1.2	5.1
	$1,945.3	$2,173.1	$2,559.4	$359.6	$7,037.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,714.8	$1,905.5	$2,181.8	$252.8	$6,054.9
Goods and services transferred over time(2)	230.5	267.6	377.6	106.8	982.5
	$1,945.3	$2,173.1	$2,559.4	$359.6	$7,037.4

	Three Months Ended September 30, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$872.5	$1,078.0	$1,220.7	$—	$3,171.2
Used vehicle	507.2	543.3	679.3	171.6	1,901.4
Parts and service	290.8	307.1	422.8	150.2	1,170.9
Finance and insurance, net	101.2	115.4	103.2	15.6	335.4
Other	3.2	2.4	—	1.6	7.2
	$1,774.9	$2,046.2	$2,426.0	$339.0	$6,586.1

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,557.0	$1,804.4	$2,064.0	$236.2	$5,661.6
Goods and services transferred over time(2)	217.9	241.8	362.0	102.8	924.5
	$1,774.9	$2,046.2	$2,426.0	$339.0	$6,586.1

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,846.7	$3,336.9	$3,876.4	$—	$10,060.0
Used vehicle	1,544.3	1,657.8	2,172.0	549.0	5,923.1
Parts and service	851.9	999.1	1,302.7	457.6	3,611.3
Finance and insurance, net	338.7	368.2	340.2	47.9	1,095.0
Other	1.6	6.7	0.4	4.1	12.8
	$5,583.2	$6,368.7	$7,691.7	$1,058.6	$20,702.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,918.9	$5,566.5	$6,567.4	$743.5	$17,796.3
Goods and services transferred over time(2)	664.3	802.2	1,124.3	315.1	2,905.9
	$5,583.2	$6,368.7	$7,691.7	$1,058.6	$20,702.2

	Nine Months Ended September 30, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,528.8	$3,152.1	$3,592.1	$—	$9,273.0
Used vehicle	1,566.4	1,645.1	2,103.2	493.9	5,808.6
Parts and service	875.9	891.2	1,237.3	456.0	3,460.4
Finance and insurance, net	295.0	349.8	306.4	42.9	994.1
Other	4.9	6.3	0.3	4.6	16.1
	$5,271.0	$6,044.5	$7,239.3	$997.4	$19,552.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,625.2	$5,341.2	$6,177.1	$687.2	$16,830.7
Goods and services transferred over time(2)	645.8	703.3	1,062.2	310.2	2,721.5
	$5,271.0	$6,044.5	$7,239.3	$997.4	$19,552.2

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$115.7	$40.8	$55.8	$19.1
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	September 30, 2025	December 31, 2024
Receivables from contracts with customers, net	$621.9	$774.0
Contract Asset (Current)	$23.2	$20.4
Contract Asset (Long-Term)	$2.4	$2.8
Contract Liability (Current)	$44.9	$43.9
Contract Liability (Long-Term)	$74.9	$72.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amounts included in contract liability at the beginning of the period	$9.5	$9.0	$30.0	$28.3
Performance obligations satisfied in previous periods	$2.5	$0.2	$1.1	$(0.2)
Other significant changes include contract assets reclassified to receivables of $20.8 million for the nine months ended September 30, 2025, and $23.8 million for the nine months ended September 30, 2024.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest margin:
Interest and fee income	$55.2	$32.9	$145.7	$81.2
Interest expense	(21.2)	(11.4)	(52.9)	(27.1)
Total interest margin	34.0	21.5	92.8	54.1
Provision for credit losses	(22.0)	(18.4)	(60.1)	(36.3)
Total interest margin after provision for credit losses	12.0	3.1	32.7	17.8
Direct expenses(1)	(10.5)	(9.3)	(29.1)	(28.3)
AutoNation Finance income (loss)	$1.5	$(6.2)	$3.6	$(10.5)

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$215.1	$185.8	$477.0	$506.1

Basic weighted average common shares outstanding	37.6	39.9	38.2	40.8
Dilutive effect of unvested RSUs	0.5	0.4	0.4	0.3
Diluted weighted average common shares outstanding	38.1	40.3	38.6	41.1

Basic EPS	$5.72	$4.66	$12.49	$12.40
Diluted EPS	$5.65	$4.61	$12.36	$12.31

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Earnings per share for the nine months ended September 30, 2025, was adversely impacted by non-cash goodwill and franchise rights impairments. See Notes 8 and 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In June 2024, our business was impacted by an outage of our dealer management system provided by CDK Global, which is used to support our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions. Access to core functions of this system was restored by the end of June 2024, and certain ancillary systems and integrations were restored by the end of July 2024, with residual impacts resolved by the end of the third quarter of 2024. As a result, our results of operations and earnings per share were negatively impacted by one-time compensation costs paid to commission-based associates to ensure business continuity in the second quarter of 2024 and by lost income from the disruption to our operations in the second and third quarters of 2024.

5.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	September 30, 2025	December 31, 2024
Contracts-in-transit and vehicle receivables	$414.7	$560.2
Trade receivables	167.8	168.5
Manufacturer receivables	232.8	267.1
Income taxes receivable (see Note 10)	2.1	—
Other	66.5	73.8
	883.9	1,069.6
Less: allowances for expected credit losses	(3.5)	(3.3)
Receivables, net	$880.4	$1,066.3
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Auto Loans Receivable, Net
The components of auto loans receivable, net of third -party unearned discounts and allowances for expected credit losses, at September 30, 2025, and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Total auto loans receivable	$2,020.0	$1,103.8
Accrued interest and fees	12.8	8.2
Deferred loan origination costs	10.4	4.2
Less: unearned discounts	(0.3)	(4.3)
Less: allowances for expected credit losses	(89.0)	(54.8)
Auto loans receivable, net	$1,953.9	$1,057.1
Credit Quality
We utilize proprietary credit scoring models to rate the risk of default for customers that apply for financing by evaluating customer credit history, including FICO scores, and certain credit application information, including information such as income, collateral, and down payment. The scoring models yield credit program tiers that reflect our internal credit risk ratings and represent the relative likelihood of repayment. The assigned credit tier influences the terms of the agreement, such as the required loan-to-value ratio and interest rate. After origination, credit tier assignments by customer are generally not updated. We monitor the credit quality of the auto loans receivable on an ongoing basis and validate the accuracy of the credit scoring models periodically. Loan performance is reviewed on a recurring basis to identify whether the assigned credit tiers adequately reflect the customers’ likelihood of repayment, and if needed, adjustments are made to the scoring models on a prospective basis.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of September 30, 2025, and December 31, 2024, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of September 30, 2025	Weighted Average FICO Score	2025	2024	2023	2022	2021	Prior to 2021	Total
Credit Program Tier(1):
Palladium	732	$490.6	$140.8	$—	$—	$—	$—	$631.4
Rhodium	698	236.6	109.4	12.2	0.1	—	—	358.3
Platinum	652	454.9	399.2	59.1	1.1	2.2	0.5	917.0
Gold	624	21.2	49.1	17.2	0.7	4.0	0.7	92.9
Silver	574	1.9	0.2	9.1	0.6	2.4	0.4	14.6
Bronze	547	0.8	0.1	2.7	0.2	1.2	0.2	5.2
Copper	558	0.2	—	0.1	—	0.3	—	0.6
Total auto loans receivable		$1,206.2	$698.8	$100.4	$2.7	$10.1	$1.8	$2,020.0

Current-period gross write-offs		$8.3	$30.0	$12.2	$1.1	$2.7	$0.5	$54.8

		Fiscal Year of Origination
As of December 31, 2024	Weighted Average FICO Score	2024	2023	2022	2021	2020	Prior to 2020	Total
Credit Program Tier(1):
Palladium	734	$194.0	$—	$—	$—	$—	$—	$194.0
Rhodium	702	147.6	16.9	0.1	—	—	—	164.6
Platinum	651	525.1	82.3	1.7	4.0	1.0	0.1	614.2
Gold	623	64.9	25.0	1.3	7.3	1.6	0.1	100.2
Silver	574	0.3	13.4	1.2	5.4	1.2	0.1	21.6
Bronze	551	0.1	4.0	0.2	2.8	0.6	—	7.7
Copper	562	—	0.2	—	1.1	0.2	—	1.5
Total auto loans receivable		$932.0	$141.8	$4.5	$20.6	$4.6	$0.3	$1,103.8

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
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Balance as of beginning of year	$54.8	$46.3
Provision for credit losses	61.8	34.0
Write-offs	(54.8)	(44.6)
Recoveries(1)	27.2	19.3
Balance as of end of period	$89.0	$55.0

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Unaudited Condensed Consolidated Balance Sheet. The change in the liability is recognized through an adjustment to the provision for credit losses. The credit loss liability totaled $1.1 million at September 30, 2025, and $2.8 million at December 31, 2024.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month and the related vehicle has not been repossessed, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of September 30, 2025, and December 31, 2024:

	Age Analysis of Past-Due Auto Loans Receivable as of
	September 30, 2025	December 31, 2024
31-60 Days	$35.1	$20.6
61-90 Days	9.8	5.5
Greater than 90 Days	3.6	2.7
Total Past Due	$48.5	$28.8

Current	1,971.5	1,075.0
Total	$2,020.0	$1,103.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2025	December 31, 2024
New vehicles	$2,382.6	$2,341.4
Used vehicles	847.8	754.1
Parts, accessories, and other	258.8	264.5
Inventory	$3,489.2	$3,360.0

The components of vehicle floorplan payable are as follows:

	September 30, 2025	December 31, 2024
Vehicle floorplan payable - trade	$2,161.4	$2,216.2
Vehicle floorplan payable - non-trade	1,635.2	1,493.5
Vehicle floorplan payable	$3,796.6	$3,709.7
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
At September 30, 2025, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 5.9% at September 30, 2025, and 6.1% at December 31, 2024. As of September 30, 2025, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.2 billion had been borrowed based on the eligible new vehicle inventory that was pledged as collateral.
At September 30, 2025, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.6% at September 30, 2025, and 5.8% at December 31, 2024. As of September 30, 2025, the aggregate capacity under our used vehicle floorplan facilities to finance a portion of our used vehicle inventory was $710.5 million, of which $629.1 million had been borrowed. The remaining borrowing capacity of $81.4 million was limited to $0.2 million based on the eligible used vehicle inventory that was pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2025	December 31, 2024
Goodwill	$1,399.5	$1,452.9

Franchise rights - indefinite-lived	$967.4	$861.2
Other intangibles	68.1	68.0
	1,035.5	929.2
Less: accumulated amortization	(28.5)	(23.3)
Other intangible assets, net	$1,007.0	$905.9
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
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the nine months ended September 30, 2025, were as follows:

	Domestic	Import	Premium Luxury	AN Finance	Other	Consolidated
Balance as of January 1, 2025
Goodwill (1)	$363.4	$524.3	$739.1	$78.4	$1,676.0	$3,381.2
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,530.9)	(1,928.3)
	223.4	524.3	481.7	78.4	145.1	1,452.9
Acquisitions, dispositions, and other adjustments, net (2)	(1.5)	(0.9)	14.3	—	—	11.9
Impairment	—	—	—	—	(65.3)	(65.3)
Balance as of September 30, 2025
Goodwill (1)	361.9	523.4	753.4	78.4	1,676.0	3,393.1
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,596.2)	(1,993.6)
	$221.9	$523.4	$496.0	$78.4	$79.8	$1,399.5
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

9.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2025	December 31, 2024
4.5% Senior Notes	October 1, 2025	April 1 and October 1	$450.0	$450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	—
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		353.1	350.0
			3,653.1	3,150.0
Less: unamortized debt discounts and debt issuance costs			(20.0)	(17.9)
Less: current maturities			(469.2)	(518.5)
Long-term debt, net of current maturities			$3,163.9	$2,613.6
Senior Unsecured Notes and Credit Agreement
On February 24, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035, which were sold at 99.995% of the aggregate principal amount. In October 2025, we repaid the outstanding $450.0 million of 4.5% Senior Notes due 2025.
The interest rates payable on our 3.8% Senior Notes and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of September 30, 2025, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.4 million at September 30, 2025, leaving a borrowing capacity under our credit agreement of $1.9 billion at September 30, 2025.
Our revolving credit facility provides for a commitment fee on undrawn amounts ranging from 0.125% to 0.20% and interest on borrowings at SOFR plus a credit spread adjustment of 0.10% or the base rate, in each case plus an applicable

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Other Long-Term Debt
At September 30, 2025, we had finance leases and other debt obligations of $353.1 million, which are due at various dates through 2041.
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
At September 30, 2025, we had $200.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.6% and a weighted-average remaining term of 1 day. At December 31, 2024, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.9% and a weighted-average remaining term of 9 days.
Non-Recourse Debt
Non-recourse debt relates to financed auto loans receivable of our captive auto finance company funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations.
Non-recourse debt outstanding at September 30, 2025, and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Warehouse facilities	$1,135.9	$801.5
Term securitization debt of consolidated VIEs	608.2	24.7
	1,744.1	826.2
Less: unamortized debt discounts and debt issuance costs	(3.1)	(0.2)
Less: current maturities	(57.4)	(28.3)
Non-recourse debt, net of current maturities	$1,683.6	$797.7
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
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. At September 30, 2025, our warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 5.1% at September 30, 2025, and 5.4% at December 31, 2024. The aggregate capacities under our warehouse facilities as of September 30, 2025, were as follows:

September 30, 2025
Warehouse facilities:
August 2026 expiration	$400.0
October 2026 expiration	300.0
May 2026 expiration	700.0
Aggregate capacity	$1,400.0
Unused capacity	$264.1
The remaining borrowing capacity of $264.1 million was limited to $1.0 million based on the eligible auto loans receivable that have been pledged as collateral.
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
In May 2025, we issued $700.0 million in non-recourse notes payable related to asset-backed term securitizations (the AutoNation Finance Trust 2025-1). In July 2025, we repaid the outstanding balance of non-recourse notes payable of the CIG Auto Receivables Trust 2021-1. At September 30, 2025, non-recourse notes payable consisted of the following:

	Balance	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
AutoNation Finance Trust 2025-1 Class A-D	$608.2	$700.0	5/21/2025	4.72% to 5.63%	Various dates through Sep 2032
Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $26.8 million as of September 30, 2025, and $3.4 million as of December 31, 2024, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $609.7 million as of September 30, 2025, and $24.5 million as of December 31, 2024.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.INCOME TAXES
Income taxes receivable included in Receivables, net totaled $2.1 million at September 30, 2025, and income taxes payable included in Other Current Liabilities totaled $69.0 million at December 31, 2024, respectively. The income tax provision for the nine months ended September 30, 2025, reflects the fact that the goodwill impairment charge recorded in the second quarter of 2025 was not deductible for income tax purposes. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2020. Currently, no tax years are under examination by the IRS and tax years from 2021 to 2023 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Statements of Income.

11.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Shares repurchased (in actual number of shares)	834,984	36,192	2,381,634	2,232,007
Aggregate purchase price (1)	$181.0	$5.6	$434.8	$355.6
Average purchase price per share	$216.81	$156.03	$182.56	$159.34

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $1.8 million and $3.9 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, $426.0 million remained available under our stock repurchase limit authorized by our Board of Directors. From October 1, 2025, through October 21, 2025, we repurchased 0.4 million shares of common stock for an aggregate purchase price of $88.2 million (average purchase price per share of $218.76).
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
The following table presents a summary of shares of common stock issued and shares surrendered to AutoNation to satisfy tax withholding obligations, each in connection with the settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2025	2024	2025	2024
Shares issued	3,383	3,649	321,955	343,489
Shares surrendered to AutoNation to satisfy tax withholding obligations	1,314	1,401	109,948	116,547

12.ACQUISITIONS AND DIVESTITURES
We purchased one Domestic store, one Import store, and two Premium Luxury stores during the nine months ended September 30, 2025. We did not purchase any stores during the nine months ended September 30, 2024. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital amounts and residual goodwill.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The acquisitions that occurred during the nine months ended September 30, 2025, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire nine month period ended September 30, 2025, revenue and net income would not have been materially different from our reported revenue and net income for this period.
We divested one Domestic store and one Import store during the nine months ended September 30, 2025. We received aggregate proceeds of $16.1 million and recognized net gains of $1.7 million related to these divestitures. We divested seven Domestic stores and one Import store during the nine months ended September 30, 2024. We received aggregate proceeds of $156.0 million and recognized net gains of $53.9 million related to these divestitures. These gains are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

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

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$97.6	$59.8
Restricted cash included in Other Current Assets	26.5	41.7
Restricted cash included in Other Assets	1.9	1.9
Total cash, cash equivalents, and restricted cash	$126.0	$103.4
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $20.3 million at September 30, 2025, and $21.9 million at September 30, 2024.

	Nine Months Ended
	September 30,
	2025	2024
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$108.7	$45.6
Finance lease liabilities	$57.8	$26.3
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $265.0 million during the nine months ended September 30, 2025, and $286.6 million during the nine months ended September 30, 2024. We made income tax payments, net of income tax refunds, of $238.0 million during the nine months ended September 30, 2025, and $140.6 million during the nine months ended September 30, 2024.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs, which totaled $9.9 million at September 30, 2025, and $20.0 million at December 31, 2024.
Our equity investments that do not have a readily determinable fair value are measured using the measurement alternative as permitted by accounting standards and were recorded at cost, to be subsequently adjusted for observable price changes. The carrying amounts of our equity investments without a readily determinable fair value totaled $50.5 million at September 30, 2025, and $49.8 million at December 31, 2024. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $3.4 million based on observable price changes. We did not record any upward adjustments or impairments during the nine months ended September 30, 2025.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

	Nine Months Ended
	September 30,
	2025	2024
Net losses recognized during the period on equity securities	$(10.1)	$(8.5)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(10.1)	$(8.5)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	September 30, 2025	December 31, 2024
Carrying value	$3,280.0	$2,782.1
Fair value	$3,192.9	$2,578.6

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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2025 and 2024:

	2025		2024
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Equity investment	$—	$—	$48.3	$(8.4)
Goodwill	$75.2	$(65.3)	$—	$—
Franchise rights	$42.7	$(71.7)	$—	$—
Long-lived assets held and used	$13.5	$(4.3)	$—	$(8.9)
Long-lived assets held for sale	$22.7	$(2.4)	$12.1	$(1.3)
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
As a result of the quantitative test, we determined that the fair value of the Mobile Service reporting unit was less than its carrying value and we recorded a non-cash goodwill impairment charge of $65.3 million during the second quarter of 2025. The decline in the fair value of the Mobile Service reporting unit reflects updated expectations of performance, which resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. The non-cash impairment charge is reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
We elected to perform quantitative franchise rights impairment tests as of April 30, 2025. As a result of the quantitative tests, we determined the franchise rights carrying values for nine stores, primarily Domestic franchises, exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $71.7 million during the second quarter of 2025 to reduce the carrying value of the stores’ franchise agreements to their estimated fair values. The decline in the fair value of rights under these stores’ franchise agreements reflects the underperformance relative to expectations of these stores, as well as our expectations for the stores’ future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. The non-cash impairment charges are recorded as Franchise Rights Impairment in the accompanying Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
We had assets held for sale of $63.2 million as of September 30, 2025, and $23.6 million as of December 31, 2024, primarily related to inventory, goodwill, and property of disposal groups held for sale, as well as property held for sale. Assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at April 30, 2025	Valuation Technique	Unobservable Input	Range (Average)
Franchise rights	$42.7	Discounted cash flow	Weighted average cost of capital	8.9% - 9.1% (9.0%)
			Discount rate	9.6% - 11.3% (10.4%)
			Long-term revenue growth rate	2.0%
			Long-term pretax margin	0.0% - 5.9% (2.4%)
			Contributory asset charges	5.1% - 8.4% (6.2%)

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
As of September 30, 2025 and 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Other Matters
In connection with the CDK outage previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in the first quarter of 2025, we submitted claims under our cybersecurity insurance policies seeking recovery for business interruption and related losses caused by the CDK outage. We received insurance recoveries of $40 million in the third quarter of 2025 and an additional $20 million in October 2025 in connection with the CDK outage. Although we expect to receive additional insurance recoveries in connection with the CDK outage, there can be no assurance as to the amount or timing of any potential additional recovery.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $4 million at September 30, 2025. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2025, surety bonds, letters of credit, and cash deposits totaled $112.4 million, of which $0.4 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

16.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2025, approximately 65% of our total retail new vehicle unit sales was generated by our stores in Florida, California, and Texas.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the nine months ended September 30, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to a concentration of risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business.
We had receivables from manufacturers or distributors of $232.8 million at September 30, 2025, and $267.1 million at December 31, 2024. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2025, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

17.SEGMENT INFORMATION
At September 30, 2025, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
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
The following tables provide segment revenues and segment expenses that align with the segment-level information that is regularly provided to our CODM:

	Three Months Ended September 30, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,945.3	$2,173.1	$2,559.4		$6,677.8
Corporate and other					359.6
Total consolidated revenues					7,037.4
Less segment expenses:
Cost of sales:
New vehicle	980.5	1,091.5	1,192.7
Used vehicle	505.5	526.0	700.2
Parts and service	154.5	172.8	210.3
Other	0.3	4.1	0.1
Total cost of sales	1,640.8	1,794.4	2,103.3
Selling, general and administrative expenses:
Compensation	127.0	151.1	159.6
Advertising	17.7	24.4	17.2
Store overhead	48.8	56.9	79.5
Total selling, general, and administrative expenses	193.5	232.4	256.3
Depreciation and amortization	11.6	12.8	20.6
Floorplan interest expense	18.1	9.9	18.3
Other income(2)	—	(0.1)	—
Franchised dealerships - segment income	$81.3	$123.7	$160.9		365.9
AutoNation Finance:
Interest fee income				$55.2
Interest expense				(21.2)
Provision for credit losses				(22.0)
Direct expenses(3)				(10.5)
AutoNation Finance income (loss)				$1.5	1.5
Corporate and other					(42.5)
Other interest expense					(45.1)
Other income, net					7.8
Income before income taxes					$287.6

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,774.9	$2,046.2	$2,426.0		$6,247.1
Corporate and other					339.0
Total consolidated revenues					6,586.1
Less segment expenses:
Cost of sales:
New vehicle	841.7	1,016.6	1,135.5
Used vehicle	481.7	508.2	644.6
Parts and service	160.6	158.1	200.5
Other	2.8	3.3	(0.1)
Total cost of sales	1,486.8	1,686.2	1,980.5
Selling, general and administrative expenses:
Compensation	122.5	142.4	155.6
Advertising	18.2	21.9	14.0
Store overhead	51.0	54.8	75.9
Total selling, general, and administrative expenses	191.7	219.1	245.5
Depreciation and amortization	11.1	11.1	19.9
Floorplan interest expense	22.9	10.6	25.4
Franchised dealerships - segment income	$62.4	$119.2	$154.7		336.3
AutoNation Finance:
Interest fee income				$32.9
Interest expense				(11.4)
Provision for credit losses				(18.4)
Direct expenses(2)				(9.3)
AutoNation Finance income (loss)				$(6.2)	(6.2)
Corporate and other					(39.9)
Other interest expense					(44.9)
Other income, net					2.1
Income before income taxes					$247.4

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$5,583.2	$6,368.7	$7,691.7		$19,643.6
Corporate and other					1,058.6
Total consolidated revenues					20,702.2
Less segment expenses:
Cost of sales:
New vehicle	2,767.9	3,164.1	3,618.8
Used vehicle	1,463.0	1,549.6	2,049.0
Parts and service	454.0	503.6	615.6
Other	0.3	10.8	0.2
Total cost of sales	4,685.2	5,228.1	6,283.6
Selling, general and administrative expenses:
Compensation	379.3	456.9	493.5
Advertising	51.1	69.3	48.2
Store overhead	139.7	165.5	231.2
Total selling, general, and administrative expenses	570.1	691.7	772.9
Depreciation and amortization	34.1	37.6	60.6
Floorplan interest expense	51.5	28.1	55.0
Other income(2)	—	(0.1)	(0.1)
Franchised dealerships - segment income	$242.3	$383.3	$519.7		1,145.3
AutoNation Finance:
Interest fee income				$145.7
Interest expense				(52.9)
Provision for credit losses				(60.1)
Direct expenses(3)				(29.1)
AutoNation Finance income (loss)				$3.6	3.6
Corporate and other					(362.2)
Other interest expense					(133.6)
Other income, net					6.9
Income before income taxes					$660.0

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$5,271.0	$6,044.5	$7,239.3		$18,554.8
Corporate and other					997.4
Total consolidated revenues					19,552.2
Less segment expenses:
Cost of sales:
New vehicle	2,419.6	2,962.1	3,327.5
Used vehicle	1,494.4	1,541.5	1,989.8
Parts and service	485.8	454.8	583.8
Other	3.8	9.9	—
Total cost of sales	4,403.6	4,968.3	5,901.1
Selling, general and administrative expenses:
Compensation	378.3	432.8	476.6
Advertising	50.8	61.4	38.8
Store overhead	153.4	163.7	229.5
Total selling, general, and administrative expenses	582.5	657.9	744.9
Depreciation and amortization	33.3	32.6	59.6
Floorplan interest expense	63.8	29.5	65.5
Other income(2)	(0.1)	—	—
Franchised dealerships - segment income	$187.9	$356.2	$468.2		1,012.3
AutoNation Finance:
Interest fee income				$81.2
Interest expense				(27.1)
Provision for credit losses				(36.3)
Direct expenses(3)				(28.3)
AutoNation Finance income (loss)				$(10.5)	(10.5)
Corporate and other					(199.6)
Other interest expense					(136.3)
Other income, net					9.0
Income before income taxes					$674.9

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information about segment assets:

Segment Assets(1)	September 30, 2025	December 31, 2024
Domestic	$2,379.4	$2,297.9
Import	$2,131.3	$2,029.8
Premium Luxury	$3,626.3	$3,696.0
AutoNation Finance	$2,000.7	$1,114.4

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2025, we owned and operated 323 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the nine months ended September 30, 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
At September 30, 2025, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. AutoNation Finance is our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
For the nine months ended September 30, 2025, new vehicle sales accounted for 49% of our total revenue and 14% of our total gross profit. Used vehicle sales accounted for 29% of our total revenue and 10% of our total gross profit. Our parts and service operations, while comprising 17% of our total revenue, contributed 47% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 29% of our total gross profit.
Market Conditions
In the third quarter of 2025, U.S. industry retail new vehicle unit sales, which includes sales in markets in which we do not compete, increased approximately 5%, as compared to the third quarter of 2024, due to sustained consumer demand and acceleration of consumer demand for hybrid vehicles and electric vehicles resulting from the phasing out of electric vehicle (“EV”) tax credits through the end of the third quarter of 2025. The higher levels of manufacturer vehicle production over the past several years led to an increased supply of new vehicle inventory, which has resulted in moderation of new vehicle unit profitability. We expect that new vehicle unit profitability may continue to moderate, in part due to the tariffs announced earlier this year.
The tariffs announced by the U.S. government beginning in the first quarter of 2025 on vehicles and parts imported from other countries could increase our costs and/or consumer prices and limit the availability of inventory and/or reduce demand for the products and services we offer, which in turn could have a material adverse effect on our business and results of operations. The policies and announcements regarding tariffs on imported goods have been evolving and remain highly fluid. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from other countries, manufacturers, and/or consumers.
The 2025 Budget Reconciliation Act (the “Act”), signed into law in July 2025, introduces several provisions with direct implications for the automotive retail industry, particularly in areas of taxation, consumer incentives, and EV policies. The Act provides beneficial tax provisions for dealerships and new car buyers while creating uncertainty in the EV market due to the accelerated phasing out of EV tax credits. While we are encouraged by the potential uplift certain provisions of the Act may have on our business and the automotive retail industry, we currently do not expect the impact will be material to our results of operations.
Results of Operations
During the three months ended September 30, 2025, we had net income of $215.1 million and diluted earnings per share of $5.65, as compared to net income of $185.8 million and diluted earnings per share of $4.61 during the same period in 2024.
Our total gross profit increased 5% during the third quarter of 2025 compared to the same period in the prior year, driven by increases in finance and insurance gross profit of 12% and parts and service gross profit of 7%, partially offset by a decrease in new vehicle gross profit of 15%, each as compared to the third quarter of 2024. Finance and insurance gross profit benefited from higher realized margins on vehicle service contracts and an increase in vehicle unit volume. Parts and service results benefited primarily from increases in gross profit from customer-pay service and the preparation of vehicles for sale. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from higher average vehicle costs, a shift in mix toward hybrid vehicles and electric vehicles, which have relatively lower average gross profit PVR, and continued moderation of margins following post-pandemic elevated levels.
Net income and diluted earnings per share for the three months ended September 30, 2025, were favorably impacted by after-tax gains on insurance recoveries of $30.2 million for business interruption and related losses caused by the CDK outage that occurred in June 2024. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information. In addition, net income and diluted earnings per share for the three months ended September 30, 2025, were adversely impacted by after-tax acquisition-related expenses of $6.0 million.
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
Our new vehicle inventory units at September 30, 2025 and 2024, were 43,200 and 46,000, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-downs of $2.7 million at September 30, 2025, and $2.0 million at December 31, 2024.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $6.1 million at September 30, 2025, and $7.8 million at December 31, 2024.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $9.5 million at September 30, 2025, and $8.3 million at December 31, 2024.
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
As of September 30, 2025, we have $221.9 million of goodwill related to the Domestic reporting unit, $523.4 million related to the Import reporting unit, $496.0 million related to the Premium Luxury reporting unit, $75.2 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Center reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired. We elected to perform quantitative franchise rights impairment tests for our annual impairment tests as of April 30, 2025. As a result of the quantitative tests, we determined the franchise rights carrying values for nine stores exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $71.7 million during the three months ended June 30, 2025, to reduce the carrying value of the stores’ franchise agreements to their estimated fair values. We also identified 10 stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values.
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
As of September 30, 2025, we had 78 stores with franchise rights totaling $967.4 million.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,415.6	$3,171.2	$244.4	7.7	$10,060.0	$9,273.0	$787.0	8.5
Retail used vehicle	1,874.3	1,741.4	132.9	7.6	5,511.4	5,318.7	192.7	3.6
Wholesale	141.4	160.0	(18.6)	(11.6)	411.7	489.9	(78.2)	(16.0)
Used vehicle	2,015.7	1,901.4	114.3	6.0	5,923.1	5,808.6	114.5	2.0
Finance and insurance, net	374.8	335.4	39.4	11.7	1,095.0	994.1	100.9	10.1
Total variable operations(1)	5,806.1	5,408.0	398.1	7.4	17,078.1	16,075.7	1,002.4	6.2
Parts and service	1,226.2	1,170.9	55.3	4.7	3,611.3	3,460.4	150.9	4.4
Other	5.1	7.2	(2.1)		12.8	16.1	(3.3)
Total revenue	$7,037.4	$6,586.1	$451.3	6.9	$20,702.2	$19,552.2	$1,150.0	5.9
Gross profit:
New vehicle	$151.0	$177.1	$(26.1)	(14.7)	$509.3	$563.4	$(54.1)	(9.6)
Retail used vehicle	102.6	105.6	(3.0)	(2.8)	328.7	314.7	14.0	4.4
Wholesale	12.3	5.6	6.7		36.1	19.4	16.7
Used vehicle	114.9	111.2	3.7	3.3	364.8	334.1	30.7	9.2
Finance and insurance	374.8	335.4	39.4	11.7	1,095.0	994.1	100.9	10.1
Total variable operations(1)	640.7	623.7	17.0	2.7	1,969.1	1,891.6	77.5	4.1
Parts and service	597.0	558.2	38.8	7.0	1,763.3	1,650.6	112.7	6.8
Other	0.7	0.9	(0.2)		1.3	1.6	(0.3)
Total gross profit	1,238.4	1,182.8	55.6	4.7	3,733.7	3,543.8	189.9	5.4
AutoNation Finance income (loss)	1.5	(6.2)	7.7		3.6	(10.5)	14.1
Selling, general, and administrative expenses	850.1	811.3	(38.8)	(4.8)	2,526.7	2,430.2	(96.5)	(4.0)
Depreciation and amortization	64.2	61.3	(2.9)		189.9	179.5	(10.4)
Goodwill impairment	—	—	—		65.3	—	(65.3)
Franchise rights impairment	—	—	—		71.7	—	(71.7)
Other income, net	(46.8)	(46.7)	0.1		(42.3)	(42.4)	(0.1)
Operating income	372.4	350.7	21.7	6.2	926.0	966.0	(40.0)	(4.1)
Non-operating income (expense) items:
Floorplan interest expense	(47.5)	(60.5)	13.0		(139.3)	(163.8)	24.5
Other interest expense	(45.1)	(44.9)	(0.2)		(133.6)	(136.3)	2.7
Other income, net	7.8	2.1	5.7		6.9	9.0	(2.1)
Income before income taxes	$287.6	$247.4	$40.2	16.2	$660.0	$674.9	$(14.9)	(2.2)
Retail vehicle unit sales:
New vehicle	66,189	63,150	3,039	4.8	194,423	183,281	11,142	6.1
Used vehicle	68,896	66,454	2,442	3.7	206,632	201,079	5,553	2.8
	135,085	129,604	5,481	4.2	401,055	384,360	16,695	4.3
Revenue per vehicle retailed:
New vehicle	$51,604	$50,217	$1,387	2.8	$51,743	$50,594	$1,149	2.3
Used vehicle	$27,205	$26,205	$1,000	3.8	$26,673	$26,451	$222	0.8
Gross profit per vehicle retailed:
New vehicle	$2,281	$2,804	$(523)	(18.7)	$2,620	$3,074	$(454)	(14.8)
Used vehicle	$1,489	$1,589	$(100)	(6.3)	$1,591	$1,565	$26	1.7
Finance and insurance	$2,775	$2,588	$187	7.2	$2,730	$2,586	$144	5.6
Total variable operations(2)	$4,652	$4,769	$(117)	(2.5)	$4,820	$4,871	$(51)	(1.0)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025 (%)	2024 (%)	2025 (%)	2024 (%)
Revenue mix percentages:
New vehicle	48.5	48.1	48.6	47.4
Used vehicle	28.6	28.9	28.6	29.7
Parts and service	17.4	17.8	17.4	17.7
Finance and insurance, net	5.3	5.1	5.3	5.1
Other	0.2	0.1	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	12.2	15.0	13.6	15.9
Used vehicle	9.3	9.4	9.8	9.4
Parts and service	48.2	47.2	47.2	46.6
Finance and insurance	30.3	28.4	29.3	28.1
Other	—	—	0.1	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.4	5.6	5.1	6.1
Used vehicle - retail	5.5	6.1	6.0	5.9
Parts and service	48.7	47.7	48.8	47.7
Total	17.6	18.0	18.0	18.1
Selling, general, and administrative expenses	12.1	12.3	12.2	12.4
Operating income	5.3	5.3	4.5	4.9
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	68.6	68.6	67.7	68.6
Operating income	30.1	29.6	24.8	27.3

	September 30,
	2025	2024
Inventory days supply:
New vehicle (industry standard of selling days)	47 days	52 days
Used vehicle (trailing calendar month days)	37 days	36 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,377.8	$3,148.8	$229.0	7.3	$9,988.0	$9,171.2	$816.8	8.9
Retail used vehicle	1,837.5	1,724.0	113.5	6.6	5,408.7	5,234.3	174.4	3.3
Wholesale	138.7	157.5	(18.8)	(11.9)	404.1	478.9	(74.8)	(15.6)
Used vehicle	1,976.2	1,881.5	94.7	5.0	5,812.8	5,713.2	99.6	1.7
Finance and insurance, net	368.3	332.6	35.7	10.7	1,078.0	980.9	97.1	9.9
Total variable operations(1)	5,722.3	5,362.9	359.4	6.7	16,878.8	15,865.3	1,013.5	6.4
Parts and service	1,209.5	1,144.8	64.7	5.7	3,566.5	3,350.4	216.1	6.4
Other	5.0	7.1	(2.1)		12.7	15.9	(3.2)
Total revenue	$6,936.8	$6,514.8	$422.0	6.5	$20,458.0	$19,231.6	$1,226.4	6.4
Gross profit:
New vehicle	$149.8	$176.6	$(26.8)	(15.2)	$507.0	$558.9	$(51.9)	(9.3)
Retail used vehicle	101.6	105.7	(4.1)	(3.9)	324.0	311.6	12.4	4.0
Wholesale	12.3	5.9	6.4		36.6	20.8	15.8
Used vehicle	113.9	111.6	2.3	2.1	360.6	332.4	28.2	8.5
Finance and insurance	368.3	332.6	35.7	10.7	1,078.0	980.9	97.1	9.9
Total variable operations(1)	632.0	620.8	11.2	1.8	1,945.6	1,872.2	73.4	3.9
Parts and service	588.7	550.0	38.7	7.0	1,743.7	1,614.3	129.4	8.0
Other	0.7	1.0	(0.3)		1.6	2.0	(0.4)
Total gross profit	$1,221.4	$1,171.8	$49.6	4.2	$3,690.9	$3,488.5	$202.4	5.8
Retail vehicle unit sales:
New vehicle	65,425	62,628	2,797	4.5	192,863	181,071	11,792	6.5
Used vehicle	67,288	65,688	1,600	2.4	202,005	197,404	4,601	2.3
	132,713	128,316	4,397	3.4	394,868	378,475	16,393	4.3
Revenue per vehicle retailed:
New vehicle	$51,629	$50,278	$1,351	2.7	$51,788	$50,650	$1,138	2.2
Used vehicle	$27,308	$26,245	$1,063	4.1	$26,775	$26,516	$259	1.0
Gross profit per vehicle retailed:
New vehicle	$2,290	$2,820	$(530)	(18.8)	$2,629	$3,087	$(458)	(14.8)
Used vehicle	$1,510	$1,609	$(99)	(6.2)	$1,604	$1,578	$26	1.6
Finance and insurance	$2,775	$2,592	$183	7.1	$2,730	$2,592	$138	5.3
Total variable operations(2)	$4,669	$4,792	$(123)	(2.6)	$4,835	$4,892	$(57)	(1.2)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025 (%)	2024 (%)	2025 (%)	2024 (%)
Revenue mix percentages:
New vehicle	48.7	48.3	48.8	47.7
Used vehicle	28.5	28.9	28.4	29.7
Parts and service	17.4	17.6	17.4	17.4
Finance and insurance, net	5.3	5.1	5.3	5.1
Other	0.1	0.1	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	12.3	15.1	13.7	16.0
Used vehicle	9.3	9.5	9.8	9.5
Parts and service	48.2	46.9	47.2	46.3
Finance and insurance	30.2	28.4	29.2	28.1
Other	—	0.1	0.1	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.4	5.6	5.1	6.1
Used vehicle - retail	5.5	6.1	6.0	6.0
Parts and service	48.7	48.0	48.9	48.2
Total	17.6	18.0	18.0	18.1
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

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,415.6	$3,171.2	$244.4	7.7	$10,060.0	$9,273.0	$787.0	8.5
Gross profit	$151.0	$177.1	$(26.1)	(14.7)	$509.3	$563.4	$(54.1)	(9.6)
Retail vehicle unit sales	66,189	63,150	3,039	4.8	194,423	183,281	11,142	6.1
Revenue per vehicle retailed	$51,604	$50,217	$1,387	2.8	$51,743	$50,594	$1,149	2.3
Gross profit per vehicle retailed	$2,281	$2,804	$(523)	(18.7)	$2,620	$3,074	$(454)	(14.8)
Gross profit as a percentage of revenue	4.4%	5.6%			5.1%	6.1%
Inventory days supply (industry standard of selling days)	47 days	52 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,377.8	$3,148.8	$229.0	7.3	$9,988.0	$9,171.2	$816.8	8.9
Gross profit	$149.8	$176.6	$(26.8)	(15.2)	$507.0	$558.9	$(51.9)	(9.3)
Retail vehicle unit sales	65,425	62,628	2,797	4.5	192,863	181,071	11,792	6.5
Revenue per vehicle retailed	$51,629	$50,278	$1,351	2.7	$51,788	$50,650	$1,138	2.2
Gross profit per vehicle retailed	$2,290	$2,820	$(530)	(18.8)	$2,629	$3,087	$(458)	(14.8)
Gross profit as a percentage of revenue	4.4%	5.6%			5.1%	6.1%
Third Quarter 2025 compared to Third Quarter 2024
Same store new vehicle revenue increased during the three months ended September 30, 2025, as compared to the same period in 2024, due to increases in same store unit volume and same store revenue PVR. Same store unit volume benefited from sustained consumer demand, better execution in our sales pipeline, and an acceleration of consumer demand for hybrid vehicles and electric vehicles resulting from the phasing out of EV tax credits through the end of the third quarter of 2025. In addition, same store unit volume in the prior year was adversely impacted by manufacturer stop sale orders on certain vehicle models.
Same store new vehicle revenue PVR increased during the three months ended September 30, 2025, as compared to the same period in 2024, largely due to increases in the average selling prices for vehicles in all franchised dealership segments. In addition, same store revenue PVR benefited from a 6% shift in mix to hybrid vehicles and electric vehicles and a 2% shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices. Increases in same store new vehicle revenue PVR were partially offset by a 2% shift in mix toward Domestic vehicles.
Same store new vehicle gross profit PVR decreased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in average vehicle costs largely due to lower manufacturer incentive assistance, a shift in mix to hybrid vehicles and electric vehicles, which have relatively lower average gross profit PVR, and continued moderation of margins following post-pandemic elevated levels. We expect that new vehicle unit profitability may continue to moderate, in part due to the tariffs announced earlier this year.
First Nine Months 2025 compared to First Nine Months 2024
Same store new vehicle revenue increased during the nine months ended September 30, 2025, as compared to the same period in 2024, due to increases in same store unit volume and same store revenue PVR. Same store unit volume benefited from sustained consumer demand, better execution in our sales pipeline, an increase in supply of new vehicle inventory, and an acceleration of consumer demand for hybrid vehicles and electric vehicles resulting from the phasing out of EV tax credits through the end of the third quarter of 2025. In addition, same store unit volume in the prior year was adversely impacted by a decrease in productivity during the CDK outage.
Same store new vehicle revenue PVR increased during the nine months ended September 30, 2025, as compared to the same period in 2024, largely due to increases in the average selling price for vehicles across all franchised dealership segments.

In addition, same store revenue PVR benefited from a 6% shift in mix to hybrid vehicles and electric vehicles and a 2% shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store new vehicle gross profit PVR decreased during the nine months ended September 30, 2025, as compared to the same period in 2024, due in part to an increase in supply of new vehicle inventory as compared to the prior year, which has resulted in moderation of margins following post-pandemic elevated levels, as well as an increase in average vehicle costs and a shift in mix to hybrid vehicles and electric vehicles, which have relatively lower average gross profit PVR. We expect that new vehicle unit profitability may continue to moderate, in part due to the tariffs announced earlier this year.
New Vehicle Inventory Carrying Expense
The following table details net new vehicle inventory carrying expense, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark rates. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information. Floorplan assistance is based on a percentage of the manufacturer’s suggested retail price or a flat rate per vehicle and is accounted for as a component of new vehicle gross profit when the related vehicle is sold, in accordance with GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	Variance	2025	2024	Variance
Floorplan assistance	$34.2	$38.2	$(4.0)	$100.0	$101.6	$(1.6)
New vehicle floorplan interest expense	(46.0)	(58.5)	12.5	(133.6)	(157.4)	23.8
Net new vehicle inventory carrying expense	$(11.8)	$(20.3)	$8.5	$(33.6)	$(55.8)	$22.2
Third Quarter 2025 compared to Third Quarter 2024
The net new vehicle inventory carrying expense decreased during the three months ended September 30, 2025, as compared to the same period in 2024, due to a decrease in floorplan interest expense, partially offset by a decrease in floorplan assistance. Floorplan interest expense decreased due to lower average interest rates and lower average vehicle floorplan balances. Floorplan assistance decreased primarily due to a decrease in the floorplan assistance rate per unit, partially offset by higher new vehicle sales.
First Nine Months 2025 compared to First Nine Months 2024
The net new vehicle inventory carrying expense decreased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to a decrease in floorplan interest expense as a result of lower average interest rates and lower average vehicle floorplan balances.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,874.3	$1,741.4	$132.9	7.6	$5,511.4	$5,318.7	$192.7	3.6
Wholesale revenue	141.4	160.0	(18.6)	(11.6)	411.7	489.9	(78.2)	(16.0)
Total revenue	$2,015.7	$1,901.4	$114.3	6.0	$5,923.1	$5,808.6	$114.5	2.0
Retail gross profit	$102.6	$105.6	$(3.0)	(2.8)	$328.7	$314.7	$14.0	4.4
Wholesale gross profit	12.3	5.6	6.7		36.1	19.4	16.7
Total gross profit	$114.9	$111.2	$3.7	3.3	$364.8	$334.1	$30.7	9.2
Retail vehicle unit sales	68,896	66,454	2,442	3.7	206,632	201,079	5,553	2.8
Revenue per vehicle retailed	$27,205	$26,205	$1,000	3.8	$26,673	$26,451	$222	0.8
Gross profit per vehicle retailed	$1,489	$1,589	$(100)	(6.3)	$1,591	$1,565	$26	1.7
Retail gross profit as a percentage of retail revenue	5.5%	6.1%			6.0%	5.9%
Inventory days supply (trailing calendar month days)	37 days	36 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,837.5	$1,724.0	$113.5	6.6	$5,408.7	$5,234.3	$174.4	3.3
Wholesale revenue	138.7	157.5	(18.8)	(11.9)	404.1	478.9	(74.8)	(15.6)
Total revenue	$1,976.2	$1,881.5	$94.7	5.0	$5,812.8	$5,713.2	$99.6	1.7
Retail gross profit	$101.6	$105.7	$(4.1)	(3.9)	$324.0	$311.6	$12.4	4.0
Wholesale gross profit	12.3	5.9	6.4		36.6	20.8	15.8
Total gross profit	$113.9	$111.6	$2.3	2.1	$360.6	$332.4	$28.2	8.5
Retail vehicle unit sales	67,288	65,688	1,600	2.4	202,005	197,404	4,601	2.3
Revenue per vehicle retailed	$27,308	$26,245	$1,063	4.1	$26,775	$26,516	$259	1.0
Gross profit per vehicle retailed	$1,510	$1,609	$(99)	(6.2)	$1,604	$1,578	$26	1.6
Retail gross profit as a percentage of retail revenue	5.5%	6.1%			6.0%	6.0%
Third Quarter 2025 compared to Third Quarter 2024
Same store retail used vehicle revenue increased during the three months ended September 30, 2025, as compared to the same period in 2024, due to an increase in same store unit volume, particularly for higher-priced used vehicles, and an increase in same store revenue PVR. Same store volume in the prior year was adversely impacted by the residual effects of the CDK outage. Wholesale used vehicle revenue decreased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to a shift in mix to lower-value used vehicles.
Same store used vehicle revenue PVR increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in the average selling price of used vehicles sold in our Premium Luxury segment and a shift in mix to higher-priced used vehicles.
Same store used vehicle gross profit PVR decreased during the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to an increase in acquisition costs, partially offset by the adverse impact of the residual effects of the CDK outage in the prior year. Wholesale used vehicle gross profit increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in used vehicle wholesale values.

First Nine Months 2025 compared to First Nine Months 2024
Same store retail used vehicle revenue increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in same store unit volume as the prior year was adversely impacted by the CDK outage. The increase in same store unit volume was partially offset by a 1% shift in mix from used vehicles to new vehicles. Wholesale used vehicle revenue decreased during the nine months ended September 30, 2025, as compared to the same period in 2024, due to a shift in mix to lower-value used vehicles.
Same store used vehicle revenue and gross profit PVR during the nine months ended September 30, 2025, was relatively flat as compared to the same period in 2024, as used vehicle unit profitability has been stabilizing due in part to our initiatives to achieve more optimal levels and mix of used vehicle inventory.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,226.2	$1,170.9	$55.3	4.7	$3,611.3	$3,460.4	$150.9	4.4
Gross Profit	$597.0	$558.2	$38.8	7.0	$1,763.3	$1,650.6	$112.7	6.8
Gross profit as a percentage of revenue	48.7%	47.7%			48.8%	47.7%

Same Store:
Revenue	$1,209.5	$1,144.8	$64.7	5.7	$3,566.5	$3,350.4	$216.1	6.4
Gross Profit	$588.7	$550.0	$38.7	7.0	$1,743.7	$1,614.3	$129.4	8.0
Gross profit as a percentage of revenue	48.7%	48.0%			48.9%	48.2%
Parts and service revenue is primarily derived from vehicle repairs and maintenance paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
Third Quarter 2025 compared to Third Quarter 2024
Same store parts and service revenue increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to increases in revenue associated with customer-pay service of $36.6 million and the preparation of vehicles for sale of $15.5 million.
Same store parts and service gross profit increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to increases in gross profit associated with customer-pay service of $23.6 million, the preparation of vehicles for sale of $7.6 million, and warranty service of $5.2 million.
Parts and service revenue and gross profit associated with customer-pay service, the preparation of vehicles for sale, and warranty service benefited from higher value repair orders. Parts and service revenue and gross profit associated with the preparation of vehicles for sale also benefited from an increase in repair order volume due to an increase in technician headcount, as well as the adverse impact of the residual effects of the CDK outage in the prior year. Parts and service revenue and gross profit associated with warranty service also benefited from improved parts and labor rates and an increase in repair order volume due to an increase in technician headcount.
First Nine Months 2025 compared to First Nine Months 2024
Same store parts and service revenue increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to increases in revenue associated with customer-pay service of $82.2 million and warranty service of $79.4 million.
Same store parts and service gross profit increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to increases in gross profit associated with warranty service of $51.1 million, customer-pay service of $49.0 million, and the preparation of vehicles for sale of $31.5 million.
Parts and service revenue and gross profit across all revenue types benefited from an increase in repair order volume, due in part to the prior year being adversely impacted by the CDK outage, which disrupted our sales and service processes, and an increase in technician headcount. Parts and service revenue and gross profit associated with warranty service also benefited from an increase in manufacturer recalls, improved parts and labor rates, and higher value repair orders. Parts and service revenue and gross profit associated with customer-pay service also benefited from higher value repair orders.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$374.8	$335.4	$39.4	11.7	$1,095.0	$994.1	$100.9	10.1
Gross profit per vehicle retailed	$2,775	$2,588	$187	7.2	$2,730	$2,586	$144	5.6

Same Store:
Revenue and gross profit	$368.3	$332.6	$35.7	10.7	$1,078.0	$980.9	$97.1	9.9
Gross profit per vehicle retailed	$2,775	$2,592	$183	7.1	$2,730	$2,592	$138	5.3
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
Third Quarter 2025 compared to Third Quarter 2024
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2025, as compared to the same period in 2024, due to increases in finance and insurance gross profit PVR and vehicle unit volume. Finance and insurance gross profit PVR benefited primarily from higher realized margins on vehicle service contracts. Product penetration in the prior year was adversely impacted by the residual effects of the CDK outage.
First Nine Months 2025 compared to First Nine Months 2024
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2025, as compared to the same period in 2024, due to increases in finance and insurance gross profit PVR and vehicle unit volume. Finance and insurance gross profit PVR benefited from higher realized margins on vehicle service contracts, partially offset by an increase in retail vehicle sales financed through AutoNation Finance. In addition, finance and insurance gross profit in the prior year was adversely impacted by the CDK outage.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,945.3	$1,774.9	$170.4	9.6	$5,583.2	$5,271.0	$312.2	5.9
Import	2,173.1	2,046.2	126.9	6.2	6,368.7	6,044.5	324.2	5.4
Premium Luxury	2,559.4	2,426.0	133.4	5.5	7,691.7	7,239.3	452.4	6.2
Total Franchised Dealerships	6,677.8	6,247.1	430.7	6.9	19,643.6	18,554.8	1,088.8	5.9
Corporate and other	359.6	339.0	20.6	6.1	1,058.6	997.4	61.2	6.1
Total consolidated revenue	$7,037.4	$6,586.1	$451.3	6.9	$20,702.2	$19,552.2	$1,150.0	5.9
Segment income(1):
Domestic	$81.3	$62.4	$18.9	30.3	$242.3	$187.9	$54.4	29.0
Import	123.7	119.2	4.5	3.8	383.3	356.2	27.1	7.6
Premium Luxury	160.9	154.7	6.2	4.0	519.7	468.2	51.5	11.0
Total Franchised Dealerships	365.9	336.3	29.6	8.8	1,145.3	1,012.3	133.0	13.1
AutoNation Finance income (loss)	1.5	(6.2)	7.7		3.6	(10.5)	14.1
Corporate and other(2)	(42.5)	(39.9)	(2.6)		(362.2)	(199.6)	(162.6)
Floorplan interest expense	47.5	60.5	13.0		139.3	163.8	24.5
Operating income	$372.4	$350.7	$21.7	6.2	$926.0	$966.0	$(40.0)	(4.1)

Retail new vehicle unit sales:
Domestic	19,610	17,583	2,027	11.5	55,742	50,068	5,674	11.3
Import	29,974	28,865	1,109	3.8	87,725	85,162	2,563	3.0
Premium Luxury	16,605	16,702	(97)	(0.6)	50,956	48,051	2,905	6.0
	66,189	63,150	3,039	4.8	194,423	183,281	11,142	6.1

Retail used vehicle unit sales:
Domestic	19,440	18,681	759	4.1	57,616	57,178	438	0.8
Import	23,368	22,851	517	2.3	69,915	69,188	727	1.1
Premium Luxury	18,638	17,876	762	4.3	56,671	54,608	2,063	3.8
Other	7,450	7,046	404	5.7	22,430	20,105	2,325	11.6
	68,896	66,454	2,442	3.7	206,632	201,079	5,553	2.8

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

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,001.4	$872.5	$128.9	14.8	$2,846.7	$2,528.8	$317.9	12.6
Used vehicle	531.0	507.2	23.8	4.7	1,544.3	1,566.4	(22.1)	(1.4)
Parts and service	293.6	290.8	2.8	1.0	851.9	875.9	(24.0)	(2.7)
Finance and insurance, net	118.4	101.2	17.2	17.0	338.7	295.0	43.7	14.8
Other	0.9	3.2	(2.3)		1.6	4.9	(3.3)
Total Revenue	$1,945.3	$1,774.9	$170.4	9.6	$5,583.2	$5,271.0	$312.2	5.9
Gross Profit:
New vehicle	$20.9	$30.8	$(9.9)	(32.1)	$78.8	$109.2	$(30.4)	(27.8)
Used vehicle	25.5	25.5	—	—	81.3	72.0	9.3	12.9
Parts and service	139.1	130.2	8.9	6.8	397.9	390.1	7.8	2.0
Finance and insurance, net	118.4	101.2	17.2	17.0	338.7	295.0	43.7	14.8
Other	0.6	0.4	0.2		1.3	1.1	0.2
Total Gross Profit	$304.5	$288.1	$16.4	5.7	$898.0	$867.4	$30.6	3.5
Segment income	$81.3	$62.4	$18.9	30.3	$242.3	$187.9	$54.4	29.0
Retail vehicle unit sales:
New vehicle	19,610	17,583	2,027	11.5	55,742	50,068	5,674	11.3
Used vehicle	19,440	18,681	759	4.1	57,616	57,178	438	0.8
	39,050	36,264	2,786	7.7	113,358	107,246	6,112	5.7
Third Quarter 2025 compared to Third Quarter 2024
Domestic revenue increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, over 75% of which was due to an increase in new vehicle unit volume. New vehicle unit volume benefited from sustained consumer demand, better execution in our sales pipeline, and an acceleration of consumer demand for hybrid vehicles and electric vehicles resulting from the phasing out of EV tax credits through the end of the third quarter of 2025. In addition, Domestic revenue in the prior year was adversely impacted by the residual effects of the CDK outage.
Domestic segment income increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in finance and insurance gross profit, approximately 55% of which was driven by an increase in finance and insurance gross profit PVR of $241 primarily due to higher realized margins on vehicle service contracts, and 45% of which was due to higher vehicle unit volume. Domestic segment income also benefited from a decrease in SG&A expenses resulting from the divestitures we completed in the third quarters of 2024 and 2025. In addition, Domestic segment income in the prior year was adversely impacted by the residual effects of the CDK outage.
First Nine Months 2025 compared to First Nine Months 2024
Domestic revenue increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, approximately 90% of which was due to an increase in new vehicle unit volume. New vehicle unit volume benefited from sustained consumer demand, better execution in our sales pipeline, and an acceleration of consumer demand for electric vehicles resulting from the phasing out of EV tax credits through the end of the third quarter of 2025. The increase in new vehicle unit volume was partially offset by a decrease in new vehicle revenue of approximately $70 million related to the divestitures we completed in the third quarters of 2024 and 2025. In addition, Domestic revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Domestic segment income increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in finance and insurance gross profit, approximately 60% of which was due to an increase in finance and insurance gross profit PVR of $237 driven by higher realized margins on vehicle service contracts. Domestic segment income also benefited from a decrease in SG&A expenses resulting from the divestitures we completed in the third quarters of 2024 and 2025. In addition, Domestic segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,145.3	$1,078.0	$67.3	6.2	$3,336.9	$3,152.1	$184.8	5.9
Used vehicle	561.5	543.3	18.2	3.3	1,657.8	1,645.1	12.7	0.8
Parts and service	337.5	307.1	30.4	9.9	999.1	891.2	107.9	12.1
Finance and insurance, net	126.0	115.4	10.6	9.2	368.2	349.8	18.4	5.3
Other	2.8	2.4	0.4		6.7	6.3	0.4
Total Revenue	$2,173.1	$2,046.2	$126.9	6.2	$6,368.7	$6,044.5	$324.2	5.4
Gross Profit:
New vehicle	$53.8	$61.4	$(7.6)	(12.4)	$172.8	$190.0	$(17.2)	(9.1)
Used vehicle	35.5	35.1	0.4	1.1	108.2	103.6	4.6	4.4
Parts and service	164.7	149.0	15.7	10.5	495.5	436.4	59.1	13.5
Finance and insurance, net	126.0	115.4	10.6	9.2	368.2	349.8	18.4	5.3
Other	(1.3)	(0.9)	(0.4)		(4.1)	(3.6)	(0.5)
Total Gross Profit	$378.7	$360.0	$18.7	5.2	$1,140.6	$1,076.2	$64.4	6.0
Segment income	$123.7	$119.2	$4.5	3.8	$383.3	$356.2	$27.1	7.6
Retail vehicle unit sales:
New vehicle	29,974	28,865	1,109	3.8	87,725	85,162	2,563	3.0
Used vehicle	23,368	22,851	517	2.3	69,915	69,188	727	1.1
	53,342	51,716	1,626	3.1	157,640	154,350	3,290	2.1
Third Quarter 2025 compared to Third Quarter 2024
Import revenue increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, approximately 60% of which was due to higher new vehicle unit volume and 40% of which was driven by an increase in average selling prices, with new vehicle revenue PVR up $864. New vehicle unit volume benefited from sustained consumer demand, better execution in our sales pipeline, and an acceleration of consumer demand for hybrid vehicles and electric vehicles resulting from the phasing out of EV tax credits through the end of the third quarter of 2025. Import revenue also benefited from an increase in parts and service revenue, largely due to increases in revenue associated with customer-pay service of $10.3 million and warranty service of $10.0 million. In addition, Import revenue in the prior year was adversely impacted by the residual effects of the CDK outage.
Import segment income increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in parts and service gross profit, largely resulting from increases in gross profit associated with customer-pay service of $6.7 million and warranty service of $6.1 million. In addition, Import segment income in the prior year was adversely impacted by the residual effects of the CDK outage. Increases in Import segment income were partially offset by an increase in SG&A expenses of $13.3 million, largely due to an increase in performance-driven compensation expense.
First Nine Months 2025 compared to First Nine Months 2024
Import revenue increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, approximately half of which was due to higher new vehicle unit volume and half was driven by an increase in average selling prices, with new vehicle revenue PVR up $1,025. New vehicle unit volume benefited from sustained consumer demand, better execution in our sales pipeline, and an acceleration of consumer demand for hybrid vehicles and electric vehicles resulting from the phasing out of EV tax credits through the end of the third quarter of 2025. Import revenue also benefited from an increase in parts and service revenue, largely due to increases in revenue associated with warranty service of $59.1 million and the preparation of vehicles for sale of $21.8 million. In addition, Import revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.

Import segment income increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in parts and service gross profit, largely resulting from increases in gross profit associated with warranty service of $36.3 million and customer-pay service of $11.5 million. In addition, Import segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage. The increases in Import segment income were partially offset by an increase in SG&A expenses of $33.8 million, largely due to an increase in performance-driven compensation expense.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,268.9	$1,220.7	$48.2	3.9	$3,876.4	$3,592.1	$284.3	7.9
Used vehicle	737.6	679.3	58.3	8.6	2,172.0	2,103.2	68.8	3.3
Parts and service	440.9	422.8	18.1	4.3	1,302.7	1,237.3	65.4	5.3
Finance and insurance, net	111.8	103.2	8.6	8.3	340.2	306.4	33.8	11.0
Other	0.2	—	0.2		0.4	0.3	0.1
Total Revenue	$2,559.4	$2,426.0	$133.4	5.5	$7,691.7	$7,239.3	$452.4	6.2
Gross Profit:
New vehicle	$76.2	$85.2	$(9.0)	(10.6)	$257.6	$264.6	$(7.0)	(2.6)
Used vehicle	37.4	34.7	2.7	7.8	123.0	113.4	9.6	8.5
Parts and service	230.6	222.3	8.3	3.7	687.1	653.5	33.6	5.1
Finance and insurance, net	111.8	103.2	8.6	8.3	340.2	306.4	33.8	11.0
Other	0.1	0.1	—		0.2	0.3	(0.1)
Total Gross Profit	$456.1	$445.5	$10.6	2.4	$1,408.1	$1,338.2	$69.9	5.2
Segment income	$160.9	$154.7	$6.2	4.0	$519.7	$468.2	$51.5	11.0
Retail vehicle unit sales:
New vehicle	16,605	16,702	(97)	(0.6)	50,956	48,051	2,905	6.0
Used vehicle	18,638	17,876	762	4.3	56,671	54,608	2,063	3.8
	35,243	34,578	665	1.9	107,627	102,659	4,968	4.8
Third Quarter 2025 compared to Third Quarter 2024
Premium Luxury revenue increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in used vehicle retail revenue, approximately 60% of which was driven by an increase in average selling prices, with used vehicle revenue PVR up $2,082, and 40% of which was due to an increase in used vehicle unit volume, particularly for higher-priced used vehicles. Premium luxury revenue also benefited from an increase in new vehicle revenue driven by an increase in new vehicle revenue PVR of $3,330 due in part to the acceleration of consumer demand for hybrid vehicles and electric vehicles, which have relatively higher average selling prices, resulting from the phasing out of EV tax credits through the end of the third quarter of 2025. In addition, Premium Luxury revenue in the prior year was adversely impacted by the residual effects of the CDK outage.
Premium Luxury segment income increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in finance and insurance gross profit, approximately 75% of which was due to a $187 increase in finance and insurance gross profit PVR driven primarily by higher realized margins on vehicle service contracts. Premium luxury segment income also benefited from an increase in parts and service gross profit, largely resulting from an increase in gross profit associated with customer-pay service of $7.5 million, and a decrease in floorplan interest expense of $7.1 million. In addition, Premium Luxury segment income in the prior year was adversely impacted by the residual effects of the CDK outage. The increases in Premium Luxury segment income were partially offset by a decrease in new vehicle gross profit, over 95% of which was driven by a decrease in new vehicle gross profit PVR primarily due to an increase in average vehicle costs resulting in part from lower manufacturer incentive assistance, a shift in mix to hybrid vehicles and electric vehicles, which have relatively lower average gross profit PVR, and continued moderation of margins following post-pandemic elevated levels.
First Nine Months 2025 compared to First Nine Months 2024
Premium Luxury revenue increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in new vehicle revenue, approximately 75% of which was due to higher new vehicle unit volume and 25% was driven by an increase in average selling prices, with new vehicle revenue PVR up $1,317. New vehicle unit volume benefited from sustained consumer demand, better execution in our sales pipeline, and an acceleration of consumer demand for hybrid vehicles and electric vehicles resulting from the phasing out of EV tax credits through the end of the third quarter of 2025. Premium Luxury revenue also benefited from an increase in used vehicle retail revenue, approximately 75% of which was due to higher used vehicle unit volume, particularly for higher-priced used vehicles, and 25% of which was due to an increase in average selling prices, with used vehicle revenue PVR up $421. In addition, Premium Luxury revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Premium Luxury segment income increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in finance and insurance gross profit, approximately 55% of which was due to a $176 increase in finance and insurance gross profit PVR driven by higher realized margins on vehicle service contracts, and 45% of which was due to an increase in vehicle unit volume. Premium Luxury segment income also benefited from increases in gross profit associated with customer-pay service of $16.5 million and warranty service of $11.5 million. In addition, Premium Luxury segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage. The increases in Premium Luxury segment income were partially offset by an increase in SG&A expenses of $28.0 million, largely due to an increase in performance-driven compensation expense.

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
The following table presents the components of ANF income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	%(1)	2024	%(1)	2025	%(1)	2024	%(1)
Interest margin:
Interest and fee income	$55.2	11.7%	$32.9	15.8%	$145.7	10.3%	$81.2	13.0%
Interest expense	(21.2)	(4.5)%	(11.4)	(5.5)%	(52.9)	(3.7)%	(27.1)	(4.3)%
Total interest margin	34.0	7.2%	21.5	10.3%	92.8	6.5%	54.1	8.7%
Provision for credit losses	(22.0)	(4.7)%	(18.4)	(8.8)%	(60.1)	(4.2)%	(36.3)	(5.8)%
Total interest margin after provision for credit losses	12.0	2.5%	3.1	1.5%	32.7	2.3%	17.8	2.9%
Direct expenses(2)	(10.5)	(2.2)%	(9.3)	(4.5)%	(29.1)	(2.1)%	(28.3)	(4.5)%
AutoNation Finance income (loss)	$1.5	0.3%	$(6.2)	(3.0)%	$3.6	0.3%	$(10.5)	(1.7)%

(1) Annualized amounts as a percentage of total average managed receivables.
(2) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.
The following tables present selected loan origination and loan performance information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2025	2024	2025	2024
Loan Origination Information
Loans originated	$443.2	$302.3	$1,367.9	$696.6
Vehicle units financed	12,962	9,110	39,668	21,421
Penetration rate(1)	9.6%	7.0%	9.9%	5.6%
Weighted average contract rate	10.8%	11.9%	10.9%	12.3%
Weighted average credit score(2)	697	682	697	674
Weighted average loan-to-value(3)	103.1%	104.2%	103.5%	103.9%
Weighted average term (in months)	73.0	72.0	73.0	72.0

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

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
($ in millions)	2025	2024	2025	2024
Loan Performance Information
Total average managed receivables	$1,890.7	$832.1	$1,543.6	$666.2
Allowance for credit losses as a percentage of ending managed receivables	4.4%	5.8%	4.4%	5.8%
Net credit losses on managed receivables	$11.6	$9.3	$27.6	$25.3
Annualized net credit losses as a percentage of total average managed receivables	2.5%	4.5%	2.4%	5.1%
Past due accounts as a percentage of ending managed receivables	2.4%	3.5%	2.4%	3.5%
Average recovery rate(1)	51.1%	39.2%	50.2%	37.0%

(1) Represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.
Third Quarter 2025 compared to Third Quarter 2024
ANF recognized income of $1.5 million during the three months ended September 30, 2025, and a loss of $6.2 million during the three months ended September 30, 2024. The current year period benefited from an increase in interest and fee income from the growth in average managed receivables of $1.1 billion as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores.
ANF income benefited from a decrease in the expected credit loss rates compared to the prior year reflecting improved credit quality of new loan originations and the sale of third-party receivables originated through third-party dealers that we completed in the fourth quarter of 2024. As auto loans receivable shifted towards higher credit tiers, past due accounts and annualized net credit losses as a percentage of managed receivables decreased at September 30, 2025, compared to the prior year.
ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.
First Nine Months 2025 compared to First Nine Months 2024
ANF recognized income of $3.6 million during the nine months ended September 30, 2025, and a loss of $10.5 million during the nine months ended September 30, 2024. The current year period benefited from an increase in interest and fee income from the growth in average managed receivables of $877.4 million as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores.
ANF income benefited from a decrease in the expected credit loss rates compared to the prior year reflecting improved credit quality of new loan originations and the sale of third-party receivables originated through third-party dealers that we completed in the fourth quarter of 2024. As auto loans receivable shifted towards higher credit tiers, past due accounts and annualized net credit losses as a percentage of managed receivables decreased at September 30, 2025, compared to the prior year.
ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.
While we have seen improvement in our credit loss rates resulting from the improved credit quality of our portfolio, we expect our portfolio delinquency rates will continue to normalize and trend upward as our portfolio seasons.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2025	2024	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$541.7	$518.1	$(23.6)	(4.6)	$1,641.1	$1,571.8	$(69.3)	(4.4)
Advertising	66.9	65.2	(1.7)	(2.6)	194.4	189.5	(4.9)	(2.6)
Store and corporate overhead	241.5	228.0	(13.5)	(5.9)	691.2	668.9	(22.3)	(3.3)
Total	$850.1	$811.3	$(38.8)	(4.8)	$2,526.7	$2,430.2	$(96.5)	(4.0)

SG&A as a % of total gross profit:
Compensation	43.7	43.8	10	bps	44.0	44.4	40	bps
Advertising	5.4	5.5	10	bps	5.2	5.3	10	bps
Store and corporate overhead	19.5	19.3	(20)	bps	18.5	18.9	40	bps
Total	68.6	68.6	—	bps	67.7	68.6	90	bps
Third Quarter 2025 compared to Third Quarter 2024
SG&A expenses increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in compensation expense largely driven by an increase in performance-driven compensation expense, an increase in acquisition-related expenses of $8.0 million, and acquisitions and newly opened stores. The increases in SG&A expenses were partially offset by the divestitures we completed in the third quarters of 2024 and 2025. As a percentage of total gross profit, SG&A expenses for the three months ended September 30, 2025, were flat as compared to the same period in 2024.
First Nine Months 2025 compared to First Nine Months 2024
SG&A expenses increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in compensation expense, an increase in acquisition-related expenses of $10.1 million, an increase in advertising expenses to support vehicle sales, and acquisitions and newly opened stores. The increase in compensation expense was largely due to an increase in performance-driven compensation, partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates in the prior year to ensure business continuity as a result of the CDK outage. In addition, SG&A expenses benefited from the divestitures we completed in the third quarters of 2024 and 2025. As a percentage of total gross profit, SG&A expenses decreased to 67.7% during the nine months ended September 30, 2025, from 68.6% in the same period in 2024, due to prior year gross profit and SG&A expenses being adversely impacted by the CDK outage in the prior year and effective cost management.
Other Income, Net (Operating)
Other Income, Net includes asset impairments and gains or losses associated with business/property divestitures, among other items. During the three months ended September 30, 2025, we recognized $40 million in insurance recoveries received under our cybersecurity insurance policies for business interruption and related losses caused by the CDK outage that occurred in the prior year. During the three months ended September 30, 2024, we recognized $55.3 million related to net gains on business/property divestitures, which were partially offset by asset impairments of $7.8 million.
Non-Operating Income (Expense)
Floorplan Interest Expense
Our floorplan facilities utilize Prime-based and SOFR-based interest rates, which are variable and, therefore, our floorplan interest rates increase and decrease with changes in the underlying benchmark interest rates.

Third Quarter 2025 compared to Third Quarter 2024
Floorplan interest expense was $47.5 million for the three months ended September 30, 2025, compared to $60.5 million for the same period in 2024. The decrease in floorplan interest expense of $13.0 million was due to lower average interest rates and lower average vehicle floorplan balances.
First Nine Months 2025 compared to First Nine Months 2024
Floorplan interest expense was $139.3 million for the nine months ended September 30, 2025, compared to $163.8 million for the same period in 2024. The decrease in floorplan interest expense of $24.5 million was primarily due to lower average interest rates.
Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations.
Third Quarter 2025 compared to Third Quarter 2024
Other interest expense of $45.1 million for the three months ended September 30, 2025, was relatively flat compared to $44.9 million for the same period in 2024.
First Nine Months 2025 compared to First Nine Months 2024
Other interest expense was $133.6 million for the nine months ended September 30, 2025, compared to $136.3 million for the same period in 2024. The decrease in interest expense of $2.7 million was driven by lower average debt balances, partially offset by higher average interest rates.
Other Income (Loss), Net
We recognized net gains of $7.7 million and $8.4 million for the three months ended September 30, 2025 and 2024, respectively, and net gains of $16.2 million and $16.1 million for the nine months ended September 30, 2025 and 2024, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recorded unrealized losses of $0.3 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively, and unrealized losses of $10.1 million and $8.5 million for the nine months ended September 30, 2025 and 2024, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 25.2% for the three months ended September 30, 2025, and 24.9% for the three months ended September 30, 2024. Our effective income tax rate was 27.7% for the nine months ended September 30, 2025, and 25.0% for the nine months ended September 30, 2024. The tax rate for the nine months ended September 30, 2025, reflects the fact that the goodwill impairment charge recorded in the second quarter of 2025 was not deductible for income tax purposes.

Liquidity and Capital Resources
We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through operations, and amounts available under our revolving credit facility, commercial paper program, secured used vehicle floorplan facilities, and non-recourse warehouse facilities will be sufficient to fund our working capital requirements, fund the origination of auto loans receivable, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to augment our liquidity, to reduce our cost of capital, or for general corporate purposes. In addition, we expect to periodically securitize auto loans receivable to provide funding for our auto finance company.
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2025		December 31, 2024
Cash and cash equivalents	$97.6		$59.8
Revolving credit facility	$1,899.6	(1)	$1,899.2
 (1)    At September 30, 2025, we had $0.4 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $200.0 million of commercial paper notes outstanding at September 30, 2025. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At September 30, 2025, surety bonds, letters of credit, and cash deposits totaled $112.4 million, of which $0.4 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2025, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At September 30, 2025, these properties had a net book value of $2.9 billion. None of these properties are mortgaged or encumbered.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except share and per share data)	2025	2024	2025	2024
Shares repurchased	834,984	36,192	2,381,634	2,232,007
Aggregate purchase price (1)	$181.0	$5.6	$434.8	$355.6
Average purchase price per share	$216.81	$156.03	$182.56	$159.34

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $1.8 million and $3.9 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.
From October 1, 2025, through October 21, 2025, we repurchased 0.4 million shares of common stock for an aggregate purchase price of $88.2 million (average purchase price per share of $218.76). As of October 21, 2025, $337.7 million remained available under our stock repurchase limit authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Purchases of property and equipment	$68.9	$81.0	$223.1	$262.2
Acquisitions and Divestitures
We purchased one Domestic store, one Import store, and two Premium Luxury stores during the nine months ended September 30, 2025. We did not purchase any stores during the nine months ended September 30, 2024.
We divested one Domestic store and one Import store during the nine months ended September 30, 2025. We divested seven Domestic stores and one Import store during the nine months ended September 30, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Cash paid for business acquisitions, net	$(278.8)	$—	$(348.4)	$—
Cash received from business divestitures, net	$16.1	$156.0	$16.1	$156.0
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Debt
The following table sets forth our non-vehicle long-term debt, as of September 30, 2025, and December 31, 2024.

(In millions)
Debt Description	Maturity Date	Interest Payable	September 30, 2025	December 31, 2024
4.5% Senior Notes	October 1, 2025	April 1 and October 1	$450.0	$450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.40% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	—
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		353.1	350.0
			3,653.1	3,150.0
Less: unamortized debt discounts and debt issuance costs			(20.0)	(17.9)
Less: current maturities			(469.2)	(518.5)
Long-term debt, net of current maturities			$3,163.9	$2,613.6
On February 24, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035, which were sold at 99.995% of the aggregate principal amount. In October 2025, we repaid the outstanding $450.0 million of 4.5% Senior Notes due 2025.
In addition, we had commercial paper notes outstanding of $200.0 million at September 30, 2025, and $630.0 million at December 31, 2024.
A downgrade in our credit ratings could negatively impact the interest rate payable on our 3.8% Senior Notes and 4.75% Senior Notes, and could also negatively impact our ability to issue, or the interest rates for, commercial paper notes or other debt. Additionally, an increase in our leverage ratio could negatively impact the interest rates charged for borrowings under our revolving credit facility.
The following table sets forth our non-recourse debt, as of September 30, 2025, and December 31, 2024.

(In millions)	September 30, 2025	December 31, 2024
Warehouse facilities	$1,135.9	$801.5
Term securitization debt of consolidated VIEs	608.2	24.7
	1,744.1	826.2
Less: unamortized debt discounts and debt issuance costs	(3.1)	(0.2)
Less: current maturities	(57.4)	(28.3)
Non-recourse debt, net of current maturities	$1,683.6	$797.7
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
As of September 30, 2025, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At September 30, 2025, our leverage and interest coverage ratios were as follows:

September 30, 2025
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.35x
Interest coverage ratio	≥ 3.00x	4.79x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2025	December 31, 2024
Vehicle floorplan payable - trade	$2,161.4	$2,216.2
Vehicle floorplan payable - non-trade	1,635.2	1,493.5
Vehicle floorplan payable	$3,796.6	$3,709.7
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Net cash provided by (used in) operating activities	$(38.6)	$164.9
Net cash used in investing activities	$(529.6)	$(32.0)
Net cash provided by (used in) financing activities	$590.8	$(111.5)
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
We had net cash used in operating activities of $38.6 million for the nine months ended September 30, 2025, and net cash provided by operating activities of $164.9 million during the nine months ended September 30, 2024. This change was primarily due to a $384.5 million increase in auto loans receivable for vehicles sold through our stores as we continued to grow our AutoNation Finance business, partially offset by an increase in earnings excluding non-cash adjustments.

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
Net cash used in investing activities increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to a $348.4 million increase in cash used for acquisitions and a $139.9 million decrease in cash received from divestitures.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the nine months ended September 30, 2025, we borrowed $2.0 billion of non-recourse debt, including through the issuance of $700.0 million in non-recourse notes payable related to asset-backed term securitizations, and we repaid $1.1 billion of non-recourse debt. During the nine months ended September 30, 2024, we borrowed $1.0 billion and repaid $635.0 million of non-recourse debt.
During the nine months ended September 30, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $430.0 million and $90.0 million during the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, we repurchased 2.4 million shares of common stock for an aggregate purchase price of $434.8 million (average purchase price per share of $182.56), including repurchases for which settlement occurred subsequent to September 30, 2025, and excluding the excise tax imposed under the Inflation Reduction Act. During the nine months ended September 30, 2024, we repurchased 2.2 million shares of common stock for an aggregate purchase price of $355.6 million (average purchase price per share of $159.34), excluding the excise tax imposed under the Inflation Reduction Act.

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
We had $3.8 billion of variable rate vehicle floorplan payable at September 30, 2025, and $3.7 billion at December 31, 2024. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $38.0 million at September 30, 2025, and $37.1 million at December 31, 2024. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance.
We had $200.0 million of commercial paper notes outstanding at September 30, 2025, and $630.0 million at December 31, 2024. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $2.0 million at September 30, 2025, and $6.3 million at December 31, 2024.
Our fixed rate senior unsecured notes totaled $3.3 billion and had a fair value of $3.2 billion as of September 30, 2025, and totaled $2.8 billion and had a fair value of $2.6 billion as of December 31, 2024.

As of September 30, 2025, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities changes over time. The fair value of these equity investments was $9.9 million at September 30, 2025, and $20.0 million at December 31, 2024. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $1.0 million at September 30, 2025, and $2.0 million at December 31, 2024. We also have minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $50.5 million at September 30, 2025, and $49.8 million at December 31, 2024. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $5.1 million at September 30, 2025, and $5.0 million at December 31, 2024. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
July 1, 2025 - July 31, 2025	146,970	$193.28	146,970	$578.6
August 1, 2025 - August 31, 2025	—	$—	—	$578.6
September 1, 2025 - September 30, 2025	688,014	$221.84	688,014	$426.0
Total	834,984		834,984

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was announced on April 26, 2024, for repurchases of up to an additional $1.0 billion. During the fiscal quarter ended September 30, 2025, all of the shares that we repurchased were repurchased under our stock repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

AUTONATION, INC.

Date:	October 23, 2025	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)