Form 10-K
period 2025-12-31
AUTONATION, INC.
filed 2026-02-12
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5.6 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2025).
As of February 10, 2026, the registrant had 34,710,538 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2025, we owned and operated 323 new vehicle franchises from 245 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing through our captive auto finance company on vehicles we sell. The following charts present the contribution to total revenue and gross profit by each of new vehicle, used vehicle, parts and service, and finance and insurance sales in 2025.
For convenience, the terms “AutoNation,” “Company,” “we,” “us,” and “our” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store and other operations are conducted by our subsidiaries.
Reportable Segments
As of December 31, 2025, we had four reportable segments: Domestic, Import, Premium Luxury, and AutoNation Finance. Our Domestic, Import, and Premium Luxury segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Aston Martin	Land Rover
Cadillac	GMC	Honda	Subaru	Audi	Lexus
Chevrolet	Jeep	Hyundai	Toyota	Bentley	Mercedes-Benz
Chrysler	Lincoln	Infiniti	Volkswagen	BMW	MINI
Dodge	Ram	Mazda	Volvo	Jaguar	Porsche

The following table sets forth information regarding our new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2025:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,730.5	33,068	12.8	31
Chevrolet, Buick, Cadillac, GMC	1,383.1	28,210	10.9	38
Chrysler, Dodge, Jeep, Ram	748.3	13,402	5.1	72
Domestic Total	3,861.9	74,680	28.8	141
Import:
Toyota	2,176.6	55,721	21.5	20
Honda	1,127.6	31,359	12.1	24
Nissan	113.2	3,411	1.3	5
Hyundai	352.3	9,173	3.5	11
Subaru	318.8	9,161	3.5	8
Other Import	329.6	7,409	2.9	18
Import Total	4,418.1	116,234	44.8	86
Premium Luxury:
Mercedes-Benz	1,779.8	22,855	8.8	24
BMW	1,706.1	23,214	9.0	16
Lexus	493.1	8,904	3.4	3
Audi	314.0	4,849	1.9	10
Jaguar Land Rover	481.6	4,687	1.8	13
Other Premium Luxury	446.7	3,841	1.5	30
Premium Luxury Total	5,221.3	68,350	26.4	96
	$13,501.3	259,264	100.0	323
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
Business Strategy
We seek to create long-term value for our stockholders and to be the best-run, most profitable automotive retailer and provider of personalized transportation services in the United States. We believe that the significant scale of our operations, our digital customer experience, and the quality of our managerial talent allow us to achieve efficiencies in our key markets. To achieve and sustain operational excellence, we are pursuing the following strategies:
•We strive to be the nation’s most comprehensive provider of innovative products and exceptional services to meet the automotive needs of our current and future customers.
We seek to maximize the performance and utilization of our assets through operational excellence and expand through the development and/or acquisition of key capabilities, technologies, products, and resources. We achieve this by optimizing our existing business, capturing new and developing opportunities, and strengthening relationships with our manufacturer partners and other key suppliers. We continue to invest in strategic partnerships and broaden our offerings to evolve with the changing automotive retail industry and to widen our access to new and expanding sales channels for vehicles, parts and service, financing, and personal transportation services.
We pursue opportunities to penetrate the extensive After-Sales service market and respond to our customers’ needs by broadening the reach of our existing After-Sales network. We offer After-sales products and services at our franchised dealerships, AutoNation USA used vehicle stores, collision centers, automotive auctions, parts distribution centers, and through our mobile automotive repair and maintenance business and online platforms. AutoNationParts.com, our e-commerce website, enables customers to purchase high-quality automotive parts and accessories at competitive prices, shipped directly to their homes.
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
Additionally, we have minority ownership stakes in and productive collaborations with Waymo, the self-driving technology company of Alphabet Inc., and TrueCar, a leading automotive digital marketplace that lets auto buyers and sellers connect to its nationwide network of certified dealers. These investments and collaborations reflect our continued commitment to emerging technologies that impact the automotive industry.
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

The AutoNation retail brand includes our AutoNation USA used vehicle stores, which offer mobile automotive repair and maintenance services, as well as AutoNation Finance, our captive auto finance company. We expect to continue to expand the AutoNation Finance loan portfolio as we increase finance penetration rates at our stores. In addition, we offer AutoNation-branded Customer Financial Services products (including extended service and maintenance contracts and other vehicle protection products) and parts and accessories, as well as collision repair services at AutoNation-branded collision centers, and auction services at AutoNation-branded automotive auctions. We also offer our One Price used vehicle centralized pricing and appraisal strategy, and our “We’ll Buy Your Car” program under which customers receive a guaranteed trade-in offer honored for 7 days or 500 miles at any of our locations.
•Leverage our significant scale and cost structure to improve our operating efficiency.
As one of the largest automotive retailers in the United States, we are uniquely positioned to leverage our significant scale so that we are able to achieve competitive operating margins by centralizing and streamlining various business processes. We strive to manage our new and used vehicle inventories so that our stores’ supply and mix of vehicles are in line with seasonal sales trends and also minimize our carrying costs. We are able to self-source a significant portion of our used vehicle inventory through our “We’ll Buy Your Car” program, and quickly make available such used vehicles through optimization of our reconditioning capabilities at our parts and service departments. Additionally, we are able to improve financial controls and lower servicing costs by maintaining many key store-level accounting and administrative activities in our shared service center located in Irving, Texas. We also leverage our technological capabilities to drive cost reductions and increased efficiency for the long-term success of our business. Finally, we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.
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
Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2025, approximately 37% of total revenue was generated by Premium Luxury franchises, approximately 30% by Import franchises, and approximately 27% by Domestic franchises. We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales. In addition, we have been able to attain industry-leading finance and insurance gross profit per vehicle retailed as we have maintained a strong product penetration of products sold per vehicle.
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

As of December 31, 2025, we operated stores in the following states:

State	Number of Retail Stores (1)	Number of Franchises	Number of Other Locations (2)	% of Total Revenue
Florida	51	57	18	26
Texas	48	61	17	20
California	41	54	2	19
Colorado	22	33	1	7
Arizona	17	17	4	6
Washington	13	14	3	4
Nevada	11	12	1	4
Georgia	14	20	4	3
Maryland	15	14	3	3
Illinois	9	11	1	3
South Carolina	10	12	1	1
Tennessee	6	6	1	1
Virginia	2	2	—	1
North Carolina	1	—	—	1
Ohio	3	3	3	1
Alabama (3)	2	2	—	—
New Mexico (3)	1	—	—	—
New York (3)	3	4	—	—
Missouri (3)	1	—	—	—
New Jersey (3)	1	1	—	—
Total	271	323	59	100
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
According to industry sources, as of December 31, 2025, there were approximately 17,000 franchised automotive dealerships, which sell both new and used vehicles, in the United States. In addition, we estimate that there were approximately twice as many independent used vehicle dealers in the United States. We continue to expand our footprint and increase scope and scale through both the acquisition of new dealerships and franchises. We face competition from

(i) several public companies that operate numerous automotive retail stores or collision centers on a regional or national basis, including franchised dealers that sell new and used vehicles, non-franchised dealers that sell only used vehicles, and manufacturers that sell directly to customers, (ii) private companies that operate automotive retail stores or collision centers in our markets, (iii) electric vehicle manufacturers who sell directly to consumers, and (iv) online and mobile sales and service platforms. We compete with dealers that sell the same vehicle brands that we sell, as well as dealers and certain manufacturers that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, including general managers and sales and service personnel.
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
We also operate in the auto finance sector of the consumer finance market. This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions, and independent finance companies. According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2025. Our primary competitors in this sector are banks and credit unions that offer direct and indirect financing to customers purchasing vehicles. As we continue to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores, we expect that income related to arranging customer financing will shift to AutoNation Finance and that the resulting decrease in finance and insurance gross profit will be offset by greater profitability generated by our AutoNation Finance business. Interest income on financing provided through AutoNation Finance is recognized over the contractual term of the related loans. See “AutoNation Finance” in Part II, Item 7 of this Form 10-K for additional information.
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
Human Capital Resources
As of December 31, 2025, we employed approximately 24,800 full-time and part-time employees, whom we refer to as “associates,” approximately 170 of whom were covered by collective bargaining agreements. The development, attraction, and retention of people is central to the culture at AutoNation. We are committed to ensuring we create an environment where all associates feel valued, respected, and empowered to achieve their highest potential. Our Board of Directors and its Committees provide oversight on a broad range of human capital management topics, including corporate culture, talent, compensation, and benefits.
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
Information about our Executive Officers
The following sets forth certain information regarding our executive officers as of February 12, 2026.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry
Michael Manley	61	Chief Executive Officer and Director	5	38
Thomas A. Szlosek	62	Executive Vice President and Chief Financial Officer	3	3
Gianluca Camplone	56	Chief Operating Officer, AutoNation Parts, and Executive Vice President, Business Development	4	28
C. Coleman Edmunds	61	Executive Vice President, General Counsel and Corporate Secretary	30	30
Jeff Parent	61	Chief Operating Officer	3	28
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
We believe that many factors affect sales of new and used vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, tariffs, fuel prices, credit availability, interest rates, consumer confidence, consumer shopping preferences, the level of personal discretionary spending, unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, manufacturer incentives (and consumers’ reaction to such offers), industry competition, international conflicts or terrorist attacks, global pandemics, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, the length of consumer loans on existing vehicles, and the rise of ride-sharing applications. The imposition of new tariffs, quotas, duties, or other restrictions or limitations, including the tariffs announced by the U.S. government beginning in the first quarter of 2025 on imported vehicles and parts, could increase prices for vehicles and/or parts imported into the United States, limit the availability of such vehicles and/or parts, and adversely impact affordability and demand for such vehicles and/or parts, which in turn could have a material adverse effect on our business and results of operations. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from other countries, manufacturers, and/or consumers. Changes in interest rates can significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Any decreases in our customers’ disposable income could also negatively impact their ability to repay loans originated by AutoNation Finance, our captive auto finance company. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, are sensitive to fuel prices and the level of construction activity. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. Our vehicle sales, service, and collision businesses could also be adversely affected by changes in the automotive industry driven by new technologies, distribution channels, or products, including ride-sharing applications, subscription services, autonomous and electric vehicles, and accident avoidance technology.

Approximately 16.3 million, 16.0 million, and 15.6 million new vehicles, including retail and fleet vehicles, were sold in the United States in 2025, 2024, and 2023, respectively. Our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of parts and automotive repair and maintenance services and automotive finance and insurance products and our ability to approve/provide financing to customers.
Risks Related to Vehicle Manufacturers and Other Third-Party Suppliers
Our new vehicle sales are impacted by the incentive, marketing, and other programs of vehicle manufacturers.
Most vehicle manufacturers from time to time establish various marketing and sales incentive programs designed to spur consumer demand for their vehicles, particularly during periods of excess supply and/or in a flat or declining new vehicle sales market. These programs may impact our new vehicle acquisition costs, the price ultimately paid by our customers, and the number of vehicles sold in a particular period. Since these programs are often not announced in advance, they can be difficult to plan for when ordering inventory. Furthermore, manufacturers may modify and discontinue these marketing and incentive programs from time to time, which could have a material adverse effect on our results of operations and cash flows.
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
The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As a result, we are subject to a concentration of risk, and our business could be materially adversely impacted by the financial distress, including bankruptcy, of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
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
Risks Related to Strategic Initiatives
We are investing significantly in various strategic initiatives and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
We have invested and will continue to invest substantial resources in marketing activities with the goals of, among other things, extending and enhancing the AutoNation retail brand and attracting consumers to our own digital channels. We are also investing significantly in various strategic initiatives, including the planned expansion of our AutoNation Finance business and our AutoNation USA used vehicle stores. These strategic initiatives may be impacted by a number of variables, including customer adoption, availability of used vehicle inventory, demand for our branded products, market conditions, and our ability to identify, acquire, and build out suitable locations in a timely manner. There can be no assurance that these initiatives will be successful or that the amount we invest in these initiatives will result in improved financial results. If our initiatives are not successful, we will have incurred significant expenses without the benefit of improved financial results, and we may be required to incur impairment charges.
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
In addition, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas, or GHG, emission standards. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven, or the products we sell.
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
The automotive retail and finance industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance products, auto financing, origination and servicing of consumer auto finance loans, vehicle protection products, advertising, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, the environment, vehicle emissions and fuel economy, health and safety, and employment practices. With respect to motor vehicle sales, retail installment sales, leasing, finance and insurance products, vehicle protection products, and advertising, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to our indirect auto financing and origination and servicing of consumer auto finance loans through our captive auto finance company, we are subject to extensive governmental laws and regulations relating to finance companies that could subject us to regulatory enforcement actions, including consent orders or similar orders where we may be required to revise the practices of our captive auto finance company, remunerate customers, or pay fines. In addition, as the assignee of consumer loans previously originated by third-party dealers prior to October 2023, our captive auto finance company could be named as a co-defendant in litigation initiated by consumers primarily against a specific dealer. Our captive auto finance company may also be involved in litigation with dealers or other third-party service providers, which could materially adversely impact our business, operating results, and prospects. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. See the risk factor “We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects” above. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations or the unfavorable resolution of one or more lawsuits, regulatory enforcement actions, or governmental investigations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
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
Our business is dependent upon the efficient operation of our information systems. We rely on our information systems to manage, among other things, our sales, inventory, and service efforts, including through our digital channels, and customer information, as well as to prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Our facilities and systems could experience security breaches, including with the use of adversarial artificial intelligence software or techniques, malicious software (malware, ransomware, and viruses), lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known retailers and other large companies have disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such retailers had been affected notwithstanding the preventative measures such retailers had in place.
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
Future cybersecurity incidents or other events involving our information technology systems or those of our third-party service providers may disrupt our information systems and business operations, result in the theft, misappropriation, loss, or other unauthorized disclosure of confidential information, damage our reputation, expose us to the risks of litigation and liability, or reduce our customers’ willingness to do business with us, which could adversely affect our business, financial condition, and results of operations. The rapid evolution and increased availability and use of artificial intelligence by us, third-party service providers, or threat actors may intensify cybersecurity risks by making cyber incidents more sophisticated and cyber incidents more difficult to detect, contain, and mitigate.
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
As of December 31, 2025, we had $4.0 billion of total non-vehicle long-term debt, $3.8 billion of vehicle floorplan financing, and $1.9 billion of non-recourse debt. Our substantial indebtedness could have important consequences. For example:
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
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity. We recorded non-cash goodwill impairment charges of $65.3 million during 2025 and non-cash franchise rights impairment charges of
$93.7 million and $12.5 million during 2025 and 2024, respectively. See Note 19 of the Notes to Consolidated Financial Statements for more information.
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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” As of February 10, 2026, there were 790 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three and twelve months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in billions) (1)
October 1, 2025 – October 31, 2025	713,860	$211.79	713,860	$1.3
November 1, 2025 – November 30, 2025	419,646	$199.12	419,646	$1.2
December 1, 2025 – December 31, 2025	544,283	$211.75	544,283	$1.1
Total for three months ended December 31, 2025	1,677,789		1,677,789
Total for twelve months ended December 31, 2025	4,059,423		4,059,423

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was announced on October 28, 2025 for repurchases of up to an additional $1.0 billion resulting in an aggregate $1.3 billion available under our stock repurchase limit at that time. In 2025, all of the shares that we repurchased were repurchased under our stock repurchase program. As of February 10, 2026, $947.3 million remained available under our stock repurchase limit. Our stock repurchase program does not have an expiration date.

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2020 through December 31, 2025 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2020 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
and the Public Auto Retail Peer Group
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/2020	12/2021	12/2022	12/2023	12/2024	12/2025
AutoNation Inc.	100.00	167.43	153.75	215.19	243.36	295.86
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Public Auto Retail Peer Group	100.00	135.08	97.83	136.58	148.30	124.88
ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K includes discussion of year-to-year comparisons between 2025 and 2024. Discussion of year-to-year comparisons between 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2025, we owned and operated 323 new vehicle franchises from 245 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
As of December 31, 2025, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. AutoNation Finance is our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
For the year ended December 31, 2025, new vehicle sales accounted for 49% of our total revenue and 13% of our total gross profit. Used vehicle sales accounted for 28% of our total revenue and 9% of our total gross profit. Our parts and service operations, while comprising 17% of our total revenue, contributed 48% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 30% of our total gross profit.

Market Conditions
Full-year U.S. industry new vehicle unit sales, which includes sales in markets in which we do not compete, were 16.3 million in 2025, as compared to 16.0 million in 2024, and 15.6 million in 2023. The higher levels of manufacturer vehicle production over the past several years led to an increased supply of new vehicle inventory, which has resulted in moderation of new vehicle unit profitability. We expect that new vehicle unit profitability may continue to moderate, in part due to the tariffs announced in 2025, as well as consumer concerns on vehicle affordability.

The tariffs announced by the U.S. government beginning in the first quarter of 2025, and as may be modified in 2026 or beyond, on vehicles and parts imported from other countries could increase our costs and/or consumer prices and limit the availability of inventory and/or reduce demand for the products and services we offer, which in turn could have a material adverse effect on our business and results of operations. The policies and announcements regarding tariffs on imported goods have been evolving and remain highly fluid. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from other countries, manufacturers, and/or consumers.
The 2025 Budget Reconciliation Act (the “Act”), signed into law in July 2025, introduces several provisions with direct implications for the automotive retail industry, particularly in areas of taxation, consumer incentives, and electric vehicle policies. While we are encouraged by the potential uplift certain beneficial tax provisions of the Act may have on our business and the automotive retail industry, we currently do not expect the impact will be material to our results of operations.
Results of Operations
We had net income of $649.1 million and diluted earnings per share of $17.04 in 2025, as compared to net income of $692.2 million and diluted earnings per share of $16.92 in 2024.
Our total gross profit increased 3% during 2025, as compared to 2024, driven by increases in parts and service gross profit of 7% and finance and insurance gross profit of 8%, partially offset by a decrease in new vehicle gross profit of 14%. Parts and service results benefited primarily from increases in gross profit from customer-pay service and warranty service. Finance and insurance gross profit benefited from higher realized margins on vehicle service contracts and an increase in vehicle unit volume. New vehicle gross profit was adversely impacted by a decrease in gross profit per vehicle retailed (“PVR”) resulting from continued moderation of margins following post-pandemic elevated levels and higher average vehicle costs.
SG&A expenses increased primarily due to an increase in performance-driven compensation expense, which was partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates in the prior year to ensure business continuity as a result of the CDK outage.
Net income and diluted earnings per share during 2025 were favorably impacted by after-tax gains on insurance recoveries of $60.5 million for business interruption and related losses caused by the CDK outage that occurred in June 2024. As a result of the CDK outage, we estimate earnings per share in 2024 was negatively impacted by approximately $2.17 per share, without taking into account any recoveries related to the incident. The estimated impact was comprised of internal estimates for lost income during the outage period and the one-time costs incurred related to the incident, described above.
In addition, net income and diluted earnings per share during 2025 were adversely impacted by non-cash goodwill and franchise rights impairments and other asset adjustments totaling $161.7 million after-tax. See Note 19 of the Notes to Consolidated Financial Statements for a discussion of the impairment charges.
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
Our new vehicle inventory units at December 31, 2025 and 2024, were approximately 43,800 and 42,600, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-downs of $1.2 million at December 31, 2025, and $2.0 million at December 31, 2024.

Our used vehicle inventory units at December 31, 2025 and 2024, were approximately 33,100 and 34,000, respectively. We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $5.8 million at December 31, 2025, and $7.8 million at December 31, 2024.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $9.5 million at December 31, 2025, and $8.3 million at December 31, 2024.
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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2025, for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. For our Mobile Service reporting unit, which relates to the mobile automotive repair and maintenance start-up business we acquired in the first quarter of 2023, we elected to perform a quantitative goodwill impairment test as of April 30, 2025, and determined that its fair value was less than its carrying value. As a result, during the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $65.3 million. The non-cash impairment charge is reflected as Goodwill Impairment in the accompanying Consolidated Statements of Income.
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
As of December 31, 2025, we have $221.7 million of goodwill related to the Domestic reporting unit, $530.6 million related to the Import reporting unit, $498.8 million related to the Premium Luxury reporting unit, $75.2 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Center reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired. We elected to perform quantitative tests for our annual franchise rights impairment testing as of April 30, 2025. As a result of the quantitative tests, we determined the franchise rights carrying values for nine stores exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $71.7 million during the three months ended June 30, 2025, to reduce the carrying value of the stores’ franchise agreements to their estimated fair values. We also identified 10 stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values.
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
During the fourth quarter of 2025, we concluded that a triggering event had occurred that indicated the fair values of franchise rights for three stores may have been less than their carrying values. Therefore, we performed quantitative franchise rights impairment tests for these stores during the fourth quarter of 2025. As a result of the quantitative tests, we determined the franchise rights carrying values for these stores exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $22.0 million during the fourth quarter of 2025. As of December 31, 2025, we had 76 stores with franchise rights totaling $1.0 billion.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2025 vs. 2024			2024 vs. 2023
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$13,501.3	$13,048.2	$453.1	3.5	$12,767.4	$280.8	2.2
Retail used vehicle	7,269.1	7,076.8	192.3	2.7	7,639.5	(562.7)	(7.4)
Wholesale	544.9	643.1	(98.2)	(15.3)	559.0	84.1	15.0
Used vehicle	7,814.0	7,719.9	94.1	1.2	8,198.5	(478.6)	(5.8)
Finance and insurance, net	1,464.4	1,360.1	104.3	7.7	1,418.8	(58.7)	(4.1)
Total variable operations(1)	22,779.7	22,128.2	651.5	2.9	22,384.7	(256.5)	(1.1)
Parts and service	4,835.4	4,614.6	220.8	4.8	4,533.7	80.9	1.8
Other	16.3	22.6	(6.3)		30.5	(7.9)
Total revenue	$27,631.4	$26,765.4	$866.0	3.2	$26,948.9	$(183.5)	(0.7)
Gross profit:
New vehicle	$664.8	$775.5	$(110.7)	(14.3)	$1,061.8	$(286.3)	(27.0)
Retail used vehicle	419.2	414.4	4.8	1.2	493.1	(78.7)	(16.0)
Wholesale	43.4	24.1	19.3		14.9	9.2
Used vehicle	462.6	438.5	24.1	5.5	508.0	(69.5)	(13.7)
Finance and insurance	1,464.4	1,360.1	104.3	7.7	1,418.8	(58.7)	(4.1)
Total variable operations(1)	2,591.8	2,574.1	17.7	0.7	2,988.6	(414.5)	(13.9)
Parts and service	2,355.1	2,209.0	146.1	6.6	2,139.3	69.7	3.3
Other	1.6	2.3	(0.7)		3.6	(1.3)
Total gross profit	4,948.5	4,785.4	163.1	3.4	5,131.5	(346.1)	(6.7)
AutoNation Finance income (loss)	9.8	(9.3)	19.1		(13.9)	4.6
Selling, general, and administrative expenses	3,362.2	3,263.9	(98.3)	(3.0)	3,253.2	(10.7)	(0.3)
Depreciation and amortization	251.4	240.7	(10.7)		220.5	(20.2)
Goodwill impairment	65.3	—	(65.3)		—	—
Franchise rights impairment	93.7	12.5	(81.2)		—	(12.5)
Other income, net	(54.2)	(46.5)	7.7		(8.0)	38.5
Operating income	1,239.9	1,305.5	(65.6)	(5.0)	1,651.9	(346.4)	(21.0)
Non-operating income (expense) items:
Floorplan interest expense	(188.8)	(218.9)	30.1		(144.7)	(74.2)
Other interest expense	(180.0)	(179.7)	(0.3)		(181.4)	1.7
Other income, net	13.4	9.8	3.6		24.4	(14.6)
Income from continuing operations before income taxes	$884.5	$916.7	$(32.2)	(3.5)	$1,350.2	$(433.5)	(32.1)
Retail vehicle unit sales:
New vehicle	259,264	254,715	4,549	1.8	244,546	10,169	4.2
Used vehicle	269,558	265,908	3,650	1.4	274,019	(8,111)	(3.0)
	528,822	520,623	8,199	1.6	518,565	2,058	0.4
Revenue per vehicle retailed:
New vehicle	$52,075	$51,227	$848	1.7	$52,209	$(982)	(1.9)
Used vehicle	$26,967	$26,614	$353	1.3	$27,879	$(1,265)	(4.5)
Gross profit per vehicle retailed:
New vehicle	$2,564	$3,045	$(481)	(15.8)	$4,342	$(1,297)	(29.9)
Used vehicle	$1,555	$1,558	$(3)	(0.2)	$1,800	$(242)	(13.4)
Finance and insurance	$2,769	$2,612	$157	6.0	$2,736	$(124)	(4.5)
Total variable operations(2)	$4,819	$4,898	$(79)	(1.6)	$5,734	$(836)	(14.6)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2025 (%)	2024 (%)	2023 (%)
Revenue mix percentages:
New vehicle	48.9	48.8	47.4
Used vehicle	28.3	28.8	30.4
Parts and service	17.5	17.2	16.8
Finance and insurance, net	5.3	5.1	5.3
Other	—	0.1	0.1
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	13.4	16.2	20.7
Used vehicle	9.3	9.2	9.9
Parts and service	47.6	46.2	41.7
Finance and insurance	29.6	28.4	27.6
Other	0.1	—	0.1
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.9	5.9	8.3
Used vehicle-retail	5.8	5.9	6.5
Parts and service	48.7	47.9	47.2
Total	17.9	17.9	19.0
Selling, general, and administrative expenses	12.2	12.2	12.1
Operating income	4.5	4.9	6.1
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	67.9	68.2	63.4
Operating income	25.1	27.3	32.2

	December 31,
	2025	2024
Days supply:
New vehicle (industry standard of selling days)	45 days	39 days
Used vehicle (trailing calendar month days)	38 days	37 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the year 2024 column that is being compared to the year 2025 column may differ from the same store amounts presented in the year 2024 column that is being compared to the year 2023 column. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$13,375.1	$12,935.0	$440.1	3.4	$12,909.0	$12,627.3	$281.7	2.2
Retail used vehicle	7,121.6	6,985.5	136.1	1.9	6,826.2	7,495.5	(669.3)	(8.9)
Wholesale	534.3	631.3	(97.0)	(15.4)	613.6	547.6	66.0	12.1
Used vehicle	7,655.9	7,616.8	39.1	0.5	7,439.8	8,043.1	(603.3)	(7.5)
Finance and insurance, net	1,439.9	1,345.8	94.1	7.0	1,326.9	1,398.1	(71.2)	(5.1)
Total variable operations(1)	22,470.9	21,897.6	573.3	2.6	21,675.7	22,068.5	(392.8)	(1.8)
Parts and service	4,763.0	4,493.3	269.7	6.0	4,503.5	4,393.0	110.5	2.5
Other	16.0	22.4	(6.4)		22.5	30.4	(7.9)
Total revenue	$27,249.9	$26,413.3	$836.6	3.2	$26,201.7	$26,491.9	$(290.2)	(1.1)
Gross profit:
New vehicle	$659.7	$771.2	$(111.5)	(14.5)	$769.5	$1,052.9	$(283.4)	(26.9)
Retail used vehicle	412.9	411.1	1.8	0.4	403.3	485.0	(81.7)	(16.8)
Wholesale	44.1	25.7	18.4		26.8	15.7	11.1
Used vehicle	457.0	436.8	20.2	4.6	430.1	500.7	(70.6)	(14.1)
Finance and insurance	1,439.9	1,345.8	94.1	7.0	1,326.9	1,398.1	(71.2)	(5.1)
Total variable operations(1)	2,556.6	2,553.8	2.8	0.1	2,526.5	2,951.7	(425.2)	(14.4)
Parts and service	2,320.9	2,169.6	151.3	7.0	2,163.3	2,089.4	73.9	3.5
Other	1.6	2.7	(1.1)		2.1	3.6	(1.5)
Total gross profit	$4,879.1	$4,726.1	$153.0	3.2	$4,691.9	$5,044.7	$(352.8)	(7.0)
Retail vehicle unit sales:
New vehicle	256,736	252,229	4,507	1.8	251,642	241,749	9,893	4.1
Used vehicle	263,284	261,905	1,379	0.5	254,481	268,010	(13,529)	(5.0)
Total	520,020	514,134	5,886	1.1	506,123	509,759	(3,636)	(0.7)
Revenue per vehicle retailed:
New vehicle	$52,097	$51,283	$814	1.6	$51,299	$52,233	$(934)	(1.8)
Used vehicle	$27,049	$26,672	$377	1.4	$26,824	$27,967	$(1,143)	(4.1)
Gross profit per vehicle retailed:
New vehicle	$2,570	$3,058	$(488)	(16.0)	$3,058	$4,355	$(1,297)	(29.8)
Used vehicle	$1,568	$1,570	$(2)	(0.1)	$1,585	$1,810	$(225)	(12.4)
Finance and insurance	$2,769	$2,618	$151	5.8	$2,622	$2,743	$(121)	(4.4)
Total variable operations(2)	$4,832	$4,917	$(85)	(1.7)	$4,939	$5,760	$(821)	(14.3)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2025 (%)	2024 (%)	2024 (%)	2023 (%)
Revenue mix percentages:
New vehicle	49.1	49.0	49.3	47.7
Used vehicle	28.1	28.8	28.4	30.4
Parts and service	17.5	17.0	17.2	16.6
Finance and insurance, net	5.3	5.1	5.1	5.3
Other	—	0.1	—	—
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	13.5	16.3	16.4	20.9
Used vehicle	9.4	9.2	9.2	9.9
Parts and service	47.6	45.9	46.1	41.4
Finance and insurance	29.5	28.5	28.3	27.7
Other	—	0.1	—	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.9	6.0	6.0	8.3
Used vehicle-retail	5.8	5.9	5.9	6.5
Parts and service	48.7	48.3	48.0	47.6
Total	17.9	17.9	17.9	19.0
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

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2025	2024	2025 vs. 2024			2024 vs. 2023
			Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$13,501.3	$13,048.2	$453.1	3.5	$12,767.4	$280.8	2.2
Gross profit	$664.8	$775.5	$(110.7)	(14.3)	$1,061.8	$(286.3)	(27.0)
Retail vehicle unit sales	259,264	254,715	4,549	1.8	244,546	10,169	4.2
Revenue per vehicle retailed	$52,075	$51,227	$848	1.7	$52,209	$(982)	(1.9)
Gross profit per vehicle retailed	$2,564	$3,045	$(481)	(15.8)	$4,342	$(1,297)	(29.9)
Gross profit as a percentage of revenue	4.9%	5.9%			8.3%
Inventory days supply (industry standard of selling days)	45 days	39 days

	Years Ended December 31,
	2025	2024	2025 vs. 2024		2024	2023	2024 vs. 2023
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$13,375.1	$12,935.0	$440.1	3.4	$12,909.0	$12,627.3	$281.7	2.2
Gross profit	$659.7	$771.2	$(111.5)	(14.5)	$769.5	$1,052.9	$(283.4)	(26.9)
Retail vehicle unit sales	256,736	252,229	4,507	1.8	251,642	241,749	9,893	4.1
Revenue per vehicle retailed	$52,097	$51,283	$814	1.6	$51,299	$52,233	$(934)	(1.8)
Gross profit per vehicle retailed	$2,570	$3,058	$(488)	(16.0)	$3,058	$4,355	$(1,297)	(29.8)
Gross profit as a percentage of revenue	4.9%	6.0%			6.0%	8.3%
2025 compared to 2024
Same store new vehicle revenue increased during 2025, as compared to 2024, due to an increase in same store unit volume, particularly in the Domestic segment, and an increase in same store revenue PVR. Same store unit volume benefited from sustained consumer demand and better execution in our sales pipeline. In addition, same store unit volume in the prior year was adversely impacted by a decrease in productivity during the CDK outage.
Same store new vehicle revenue PVR increased during 2025, as compared to 2024, largely due to increases in the average selling price for vehicles across all franchised dealership segments. In addition, same store revenue PVR benefited from a 3% shift in mix to hybrid vehicles and electric vehicles and a 2% shift in mix toward larger vehicles, such as trucks and sport utility vehicles, that have relatively higher average selling prices.
Same store new vehicle gross profit PVR decreased during 2025, as compared to 2024, due in part to an increase in supply of new vehicle inventory as compared to the prior year, which has resulted in moderation of margins following post-pandemic elevated levels, and an increase in average vehicle costs. We expect that new vehicle unit profitability may continue to moderate, in part due to the tariffs announced in 2025.

Net New Vehicle Inventory Carrying Benefit (Expense)
The following table details net new vehicle inventory carrying expense, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan interest rates are variable and, therefore, increase and decrease with changes in the underlying benchmark rates. See Note 7 of the Notes to the Consolidated Financial Statements for more information. Floorplan assistance is based on a percentage of the manufacturer’s suggested retail price or a flat rate per vehicle and is accounted for as a component of new vehicle gross profit when the related vehicle is sold, in accordance with GAAP.

	Years Ended December 31,
($ in millions)	2025	2024	Variance 2025 vs. 2024	2023	Variance 2024 vs. 2023
Floorplan assistance	$134.8	$136.8	$(2.0)	$125.8	$11.0
New vehicle floorplan interest expense	(181.1)	(210.6)	29.5	(132.1)	(78.5)
Net new vehicle inventory carrying benefit (expense)	$(46.3)	$(73.8)	$27.5	$(6.3)	$(67.5)
2025 compared to 2024
The net new vehicle inventory carrying expense decreased in 2025, as compared to 2024, due to a decrease in floorplan interest expense largely as a result of lower average interest rates.

Used Vehicle

	Years Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions, except per vehicle data)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$7,269.1	$7,076.8	$192.3	2.7	$7,639.5	$(562.7)	(7.4)
Wholesale revenue	544.9	643.1	(98.2)	(15.3)	559.0	84.1	15.0
Total revenue	$7,814.0	$7,719.9	$94.1	1.2	$8,198.5	$(478.6)	(5.8)
Retail gross profit	$419.2	$414.4	$4.8	1.2	$493.1	$(78.7)	(16.0)
Wholesale gross profit	43.4	24.1	19.3		14.9	9.2
Total gross profit	$462.6	$438.5	$24.1	5.5	$508.0	$(69.5)	(13.7)
Retail vehicle unit sales	269,558	265,908	3,650	1.4	274,019	(8,111)	(3.0)
Revenue per vehicle retailed	$26,967	$26,614	$353	1.3	$27,879	$(1,265)	(4.5)
Gross profit per vehicle retailed	$1,555	$1,558	$(3)	(0.2)	$1,800	$(242)	(13.4)
Gross profit as a % of retail revenue	5.8%	5.9%			6.5%
Inventory days supply (trailing calendar month days)	38 days	37 days

	Years Ended December 31,
	2025	2024	2025 vs. 2024		2024	2023	2024 vs. 2023
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$7,121.6	$6,985.5	$136.1	1.9	$6,826.2	$7,495.5	$(669.3)	(8.9)
Wholesale revenue	534.3	631.3	(97.0)	(15.4)	613.6	547.6	66.0	12.1
Total revenue	$7,655.9	$7,616.8	$39.1	0.5	$7,439.8	$8,043.1	$(603.3)	(7.5)
Retail gross profit	$412.9	$411.1	$1.8	0.4	$403.3	$485.0	$(81.7)	(16.8)
Wholesale gross profit	44.1	25.7	18.4		26.8	15.7	11.1
Total gross profit	$457.0	$436.8	$20.2	4.6	$430.1	$500.7	$(70.6)	(14.1)
Retail vehicle unit sales	263,284	261,905	1,379	0.5	254,481	268,010	(13,529)	(5.0)
Revenue per vehicle retailed	$27,049	$26,672	$377	1.4	$26,824	$27,967	$(1,143)	(4.1)
Gross profit per vehicle retailed	$1,568	$1,570	$(2)	(0.1)	$1,585	$1,810	$(225)	(12.4)
Gross profit as a % of retail revenue	5.8%	5.9%			5.9%	6.5%

2025 compared to 2024
Same store retail used vehicle revenue increased during 2025, as compared to 2024, primarily due to an increase in same store revenue PVR. Same store revenue PVR benefited from an increase in the average selling price of used vehicles sold in all three of our franchised dealership segments and a shift in mix to higher-priced used vehicles. Wholesale used vehicle revenue decreased during 2025, as compared to 2024, due to a shift in mix to lower-value used vehicles and a decrease in wholesale unit volume.
Same store gross profit PVR during 2025 was relatively flat as compared to 2024, as used vehicle unit profitability has been stabilizing due in part to our initiatives to achieve more optimal levels and mix of used vehicle inventory.

Parts & Service

	Years Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$4,835.4	$4,614.6	$220.8	4.8	$4,533.7	$80.9	1.8
Gross profit	$2,355.1	$2,209.0	$146.1	6.6	$2,139.3	$69.7	3.3
Gross profit as a percentage of revenue	48.7%	47.9%			47.2%

	Years Ended December 31,
			2025 vs. 2024				2024 vs. 2023
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$4,763.0	$4,493.3	$269.7	6.0	$4,503.5	$4,393.0	$110.5	2.5
Gross profit	$2,320.9	$2,169.6	$151.3	7.0	$2,163.3	$2,089.4	$73.9	3.5
Gross profit as a percentage of revenue	48.7%	48.3%			48.0%	47.6%

Parts and service revenue is primarily derived from vehicle repairs and maintenance paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.

2025 compared to 2024
Same store parts and service revenue increased during 2025, as compared to 2024, primarily due to increases in revenue associated with customer-pay service of $111.4 million and warranty service of $86.6 million.
Same store parts and service gross profit increased during 2025, as compared to 2024, primarily due to an increase in gross profit associated with customer-pay service of $68.6 million and warranty service of $57.5 million.
Parts and service revenue and gross profit across all revenue types benefited from an increase in repair order volume due in part to the prior year being adversely impacted by the CDK outage, which disrupted our sales and service processes, and an increase in technician headcount. Parts and service revenue and gross profit associated with customer-pay service also benefited from higher value repair orders and improved margin performance. Parts and service revenue and gross profit associated with warranty service also benefited from an increase in manufacturer recalls, improved parts and labor rates, and higher value repair orders.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2025 vs. 2024			2024 vs. 2023
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$1,464.4	$1,360.1	$104.3	7.7	$1,418.8	$(58.7)	(4.1)
Gross profit per vehicle retailed	$2,769	$2,612	$157	6.0	$2,736	$(124)	(4.5)

	Years Ended December 31,
			2025 vs. 2024				2024 vs. 2023
	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2024	2023	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$1,439.9	$1,345.8	$94.1	7.0	$1,326.9	$1,398.1	$(71.2)	(5.1)
Gross profit per vehicle retailed	$2,769	$2,618	$151	5.8	$2,622	$2,743	$(121)	(4.4)

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
2025 compared to 2024
Same store finance and insurance revenue and gross profit increased during 2025, as compared to 2024, due to increases in finance and insurance revenue and gross profit PVR and vehicle unit volume. Finance and insurance revenue and gross profit PVR benefited from higher realized margins on vehicle service contracts, partially offset by an increase in retail vehicle sales financed through AutoNation Finance, which reduced finance commissions received from third-party lenders. In addition, finance and insurance gross profit in the prior year was adversely impacted by the CDK outage.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively.

	Years Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$7,474.4	$7,140.3	$334.1	4.7	$7,573.2	$(432.9)	(5.7)
Import	8,423.3	8,156.9	266.4	3.3	7,880.9	276.0	3.5
Premium Luxury	10,333.6	10,139.9	193.7	1.9	10,266.4	(126.5)	(1.2)
Total Franchised Dealerships	26,231.3	25,437.1	794.2	3.1	25,720.5	(283.4)	(1.1)
Corporate and other	1,400.1	1,328.3	71.8	5.4	1,228.4	99.9	8.1
Total consolidated revenue	$27,631.4	$26,765.4	$866.0	3.2	$26,948.9	$(183.5)	(0.7)
Segment income(1):
Domestic	$322.2	$254.9	$67.3	26.4	$415.4	$(160.5)	(38.6)
Import	490.1	476.6	13.5	2.8	635.0	(158.4)	(24.9)
Premium Luxury	685.1	675.7	9.4	1.4	836.5	(160.8)	(19.2)
Total Franchised Dealerships	1,497.4	1,407.2	90.2	6.4	1,886.9	(479.7)	(25.4)
AutoNation Finance income (loss)	9.8	(9.3)	19.1		(13.9)	4.6
Corporate and other(2)	(456.1)	(311.3)	(144.8)		(365.8)	54.5
Floorplan interest expense	188.8	218.9	30.1		144.7	(74.2)
Operating income	$1,239.9	$1,305.5	$(65.6)	(5.0)	$1,651.9	$(346.4)	(21.0)

Retail new vehicle unit sales:
Domestic	74,680	69,268	5,412	7.8	67,471	1,797	2.7
Import	116,234	116,242	(8)	—	108,068	8,174	7.6
Premium Luxury	68,350	69,205	(855)	(1.2)	69,007	198	0.3
	259,264	254,715	4,549	1.8	244,546	10,169	4.2

Retail used vehicle unit sales:
Domestic	74,625	74,851	(226)	(0.3)	84,552	(9,701)	(11.5)
Import	91,443	90,761	682	0.8	91,146	(385)	(0.4)
Premium Luxury	74,597	73,435	1,162	1.6	75,334	(1,899)	(2.5)
Other	28,893	26,861	2,032	7.6	22,987	3,874	16.9
	269,558	265,908	3,650	1.4	274,019	(8,111)	(3.0)

(1) Segment income for the Domestic, Import, and Premium Luxury reportable segments is a non-GAAP measure and is defined as operating income less floorplan interest expense.
(2) Comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, mobile service, and auction operations, all of which do not meet the quantitative thresholds for reportable segments. “Corporate and other” income (loss) also includes unallocated corporate overhead expenses and other income items.

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,861.9	$3,527.1	$334.8	9.5	$3,525.0	$2.1	0.1
Used vehicle	2,023.8	2,057.5	(33.7)	(1.6)	2,428.4	(370.9)	(15.3)
Parts and service	1,136.2	1,146.0	(9.8)	(0.9)	1,184.7	(38.7)	(3.3)
Finance and insurance, net	450.1	402.5	47.6	11.8	432.0	(29.5)	(6.8)
Other	2.4	7.2	(4.8)		3.1	4.1
Total Revenue	$7,474.4	$7,140.3	$334.1	4.7	$7,573.2	$(432.9)	(5.7)
Gross Profit:
New vehicle	$107.5	$137.9	$(30.4)	(22.0)	$223.4	$(85.5)	(38.3)
Used vehicle	102.8	93.6	9.2	9.8	124.9	(31.3)	(25.1)
Parts and service	530.3	513.9	16.4	3.2	517.3	(3.4)	(0.7)
Finance and insurance, net	450.1	402.5	47.6	11.8	432.0	(29.5)	(6.8)
Other	1.8	1.6	0.2		1.6	—
Total Gross Profit	$1,192.5	$1,149.5	$43.0	3.7	$1,299.2	$(149.7)	(11.5)
Segment income	$322.2	$254.9	$67.3	26.4	$415.4	$(160.5)	(38.6)
Retail new vehicle unit sales	74,680	69,268	5,412	7.8	67,471	1,797	2.7
Retail used vehicle unit sales	74,625	74,851	(226)	(0.3)	84,552	(9,701)	(11.5)

2025 compared to 2024
Domestic revenue increased during 2025, as compared to 2024, primarily due to an increase in new vehicle unit volume, which benefited from sustained consumer demand and better execution in our sales pipeline, partially offset by a $71.4 million decrease in new vehicle revenue from the divestitures we completed in 2025 and 2024. In addition, Domestic revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Domestic segment income increased during 2025, as compared to 2024, primarily due to an increase in finance and insurance gross profit, approximately 70% of which was due to an increase in finance and insurance gross profit PVR of $222 driven by higher realized margins on vehicle service contracts, and 30% of which was due to higher vehicle unit volume. Domestic segment income also benefited from increases in parts and service gross profit associated with the preparation of vehicles for sale of $9.2 million and customer-pay service of $8.2 million and a decrease in floorplan interest expense of $13.6 million. In addition, Domestic segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage. The increases in Domestic segment income were partially offset by a decrease in new vehicle gross profit driven by a decrease in new vehicle gross profit PVR of $552.

Import
The Import segment operating results included the following:

	Years Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$4,418.1	$4,320.0	$98.1	2.3	$3,996.0	$324.0	8.1
Used vehicle	2,177.2	2,162.5	14.7	0.7	2,222.2	(59.7)	(2.7)
Parts and service	1,333.7	1,194.7	139.0	11.6	1,150.1	44.6	3.9
Finance and insurance, net	486.1	470.9	15.2	3.2	490.1	(19.2)	(3.9)
Other	8.2	8.8	(0.6)		22.5	(13.7)
Total Revenue	$8,423.3	$8,156.9	$266.4	3.3	$7,880.9	$276.0	3.5
Gross Profit:
New vehicle	$217.9	$253.8	$(35.9)	(14.1)	$351.7	$(97.9)	(27.8)
Used vehicle	138.2	132.6	5.6	4.2	148.9	(16.3)	(10.9)
Parts and service	656.1	585.2	70.9	12.1	558.2	27.0	4.8
Finance and insurance, net	486.1	470.9	15.2	3.2	490.1	(19.2)	(3.9)
Other	(5.4)	(4.9)	(0.5)		(1.8)	(3.1)
Total Gross Profit	$1,492.9	$1,437.6	$55.3	3.8	$1,547.1	$(109.5)	(7.1)
Segment income	$490.1	$476.6	$13.5	2.8	$635.0	$(158.4)	(24.9)
Retail new vehicle unit sales	116,234	116,242	(8)	—	108,068	8,174	7.6
Retail used vehicle unit sales	91,443	90,761	682	0.8	91,146	(385)	(0.4)

2025 compared to 2024
Import revenue increased during 2025, as compared to 2024, primarily due to increases in parts and service revenue associated with warranty service of $70.0 million and customer-pay service of $26.6 million. Import revenue also benefited from an increase in new vehicle revenue due to an increase in average selling prices, with new vehicle revenue PVR up $846. In addition, Import revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Import segment income increased during 2025, as compared to 2024, primarily due to increases in parts and service gross profit associated with warranty service of $43.8 million and customer-pay service of $16.5 million, and an increase in finance and insurance gross profit PVR of $66 driven by higher realized margins on vehicle service contracts. In addition, Import segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage. The increases in Import segment income were partially offset by a decrease in new vehicle gross profit, due to a decrease in new vehicle gross profit PVR of $308, and an increase in SG&A expenses of $36.4 million, largely due to an increase in performance-driven compensation expense.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$5,221.3	$5,201.1	$20.2	0.4	$5,246.4	$(45.3)	(0.9)
Used vehicle	2,897.6	2,837.0	60.6	2.1	2,979.5	(142.5)	(4.8)
Parts and service	1,757.9	1,667.4	90.5	5.4	1,593.1	74.3	4.7
Finance and insurance, net	456.4	434.1	22.3	5.1	446.2	(12.1)	(2.7)
Other	0.4	0.3	0.1		1.2	(0.9)
Total Revenue	$10,333.6	$10,139.9	$193.7	1.9	$10,266.4	$(126.5)	(1.2)
Gross Profit:
New vehicle	$339.3	$384.3	$(45.0)	(11.7)	$486.8	$(102.5)	(21.1)
Used vehicle	155.9	151.8	4.1	2.7	176.2	(24.4)	(13.8)
Parts and service	927.9	883.2	44.7	5.1	841.0	42.2	5.0
Finance and insurance, net	456.4	434.1	22.3	5.1	446.2	(12.1)	(2.7)
Other	0.2	0.2	—		0.2	—
Total Gross Profit	$1,879.7	$1,853.6	$26.1	1.4	$1,950.4	$(96.8)	(5.0)
Segment income	$685.1	$675.7	$9.4	1.4	$836.5	$(160.8)	(19.2)
Retail new vehicle unit sales	68,350	69,205	(855)	(1.2)	69,007	198	0.3
Retail used vehicle unit sales	74,597	73,435	1,162	1.6	75,334	(1,899)	(2.5)

2025 compared to 2024
Premium Luxury revenue increased during 2025, as compared to 2024, primarily due to an increase in parts and service revenue associated with customer-pay service of $58.9 million and an increase in used vehicle retail revenue, approximately 55% of which was due to an increase in average selling prices, with used vehicle revenue PVR up $699, and 45% of which was due to higher used vehicle unit volume, particularly for higher-priced used vehicles. Additionally, Premium Luxury revenue benefited from a $17.3 million increase in parts and service revenue and a $23.2 million increase in used vehicle revenue from the acquisitions we completed in the third quarter of 2025. In addition, Premium Luxury revenue in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage.
Premium Luxury segment income increased during 2025, as compared to 2024, primarily due to an increase in parts and service gross profit associated with customer-pay service of $30.6 million, and a $150 increase in finance and insurance gross profit PVR driven by higher realized margins on vehicle service contracts. Premium Luxury segment income also benefited from a decrease in floorplan interest expense of $15.1 million. In addition, Premium Luxury segment income in the prior year was adversely impacted by a decrease in productivity as a result of the CDK outage. The increases in Premium Luxury segment income were partially offset by a $589 decrease in new vehicle gross profit PVR, and an increase in SG&A expenses of $29.4 million, largely due to the acquisitions we completed in the third quarter of 2025 and an increase in advertising expenses.

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
The following table presents the components of ANF income (loss):

	2025	%(1)	2024	%(1)	2023	%(1)
Interest margin:
Interest and fee income	$206.0	12.1%	$118.4	15.7%	$84.0	20.9%
Interest expense	(76.3)	(4.5)%	(39.8)	(5.3)%	(20.8)	(5.2)%
Total interest margin	129.7	7.6%	78.6	10.4%	63.2	15.7%
Provision for credit losses	(79.2)	(4.6)%	(57.5)	(7.6)%	(45.9)	(11.4)%
Total interest margin after provision for credit losses	50.5	3.0%	21.1	2.8%	17.3	4.3%
Direct expenses(2)	(40.7)	(2.4)%	(37.8)	(5.0)%	(39.3)	(9.8)%
Gain on sale of auto loans receivable	—	—%	7.4	1.0%	8.1	2.0%
AutoNation Finance income (loss)	$9.8	0.6%	$(9.3)	(1.2)%	$(13.9)	(3.5)%

NM - Not meaningful
(1) Percentage of total average managed receivables.
(2) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.

The following tables present selected loan origination and loan performance information:

	2025	2024	2023
Loan Origination Information
Loans originated	$1,760.6	$1,057.3	$336.0
Vehicle units financed	50,892	31,492	13,148
Penetration rate(1)	9.6%	6.0%	2.5%
Weighted average contract rate	10.9%	12.2%	16.9%
Weighted average credit score (2)	696	678	623
Weighted average loan-to-value (3)	103.8%	104.0%	104.8%
Weighted average term (in months)	73.0	72.0	67.0

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

	2025	2024	2023
Loan Performance Information
Total average managed receivables	$1,709.3	$753.7	$401.4
Allowance for credit losses as a percentage of ending managed receivables	4.3%	5.0%	10.3%
Net credit losses on managed receivables	$40.5	$34.5	$41.0
Annualized net credit losses as a percentage of total average managed receivables	2.4%	4.6%	10.2%
Accounts greater than 30 days past due as a percentage of ending managed receivables	2.7%	2.6%	6.5%
Average recovery rate (1)	50.0%	37.2%	43.1%

(1) Represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.
2025 compared to 2024
ANF generated income of $9.8 million during 2025, compared to a loss of $9.3 million during 2024. The current period benefited from an increase in interest and fee income from the growth in average managed receivables of $955.6 million as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores.
ANF income also benefited from a decrease in the expected credit loss rates compared to the prior year reflecting improved credit quality of new loan originations. As auto loans receivable shifted towards higher credit tiers, annualized net credit losses as a percentage of managed receivables decreased in 2025, compared to the prior year. The increases in ANF income were partially offset by the gain on sale of third-party receivables originated through third-party dealers that we completed in the fourth quarter of 2024.
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

	Years Ended December 31,
			2025 vs. 2024			2024 vs. 2023
($ in millions)	2025	2024	Variance Favorable / (Unfavorable)	% Variance	2023	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$2,172.4	$2,107.8	$(64.6)	(3.1)	$2,126.9	$19.1	0.9
Advertising	267.9	255.5	(12.4)	(4.9)	243.5	(12.0)	(4.9)
Store and corporate overhead	921.9	900.6	(21.3)	(2.4)	882.8	(17.8)	(2.0)
Total	$3,362.2	$3,263.9	$(98.3)	(3.0)	$3,253.2	$(10.7)	(0.3)

SG&A as a % of total gross profit:
Compensation	43.9	44.0	10	bps	41.4	(260)	bps
Advertising	5.5	5.4	(10)	bps	4.8	(60)	bps
Store and corporate overhead	18.5	18.8	30	bps	17.2	(160)	bps
Total	67.9	68.2	30	bps	63.4	(480)	bps
2025 compared to 2024
SG&A expenses increased in 2025, as compared to 2024, primarily due to an increase in compensation expense, an increase in advertising expenses to support vehicle sales, an increase in acquisition-related expenses of $11.5 million, and acquisitions and newly opened stores. The increase in compensation expense was largely due to an increase in performance-driven compensation, as well as an increase in stock-based compensation of $10.0 million, partially offset by certain one-time compensation of approximately $43 million paid to commission-based associates in the prior year to ensure business continuity as a result of the CDK outage. The increases in SG&A expenses were offset by decreases from the divestitures we completed in 2024 and 2025, as well as a decrease in self-insured losses largely due to the prior year including $11.7 million of losses related to hailstorms and other natural catastrophes. As a percentage of total gross profit, SG&A expenses decreased to 67.9% during 2025, from 68.2% in 2024, due to prior year gross profit and SG&A expenses being adversely impacted by the CDK outage in the prior year and effective cost management.
Other Income, Net (Operating)
Other Income, Net generally includes asset impairments, gains or losses associated with business/property divestitures, and legal settlements, among other items.
During 2025, we recognized $80.0 million in insurance recoveries received under our cybersecurity insurance policies for business interruption and related losses caused by the CDK outage that occurred in the prior year, partially offset by asset impairments of $37.9 million. During 2024, we recognized $55.1 million related to net gains on business/property divestitures, which were partially offset by asset impairments of $9.3 million.

Non-Operating Income (Expenses)
Floorplan Interest Expense
Our floorplan facilities utilize Prime-based and SOFR-based interest rates, which are variable and, therefore, our floorplan interest rates increase and decrease with changes in the underlying benchmark interest rates.
Floorplan interest expense was $188.8 million in 2025 and $218.9 million in 2024. The decrease in floorplan interest expense of $30.1 million in 2025, as compared to 2024, is primarily a result of lower average interest rates.
Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations.
Other interest expense was $180.0 million in 2025 compared to $179.7 million in 2024. The slight increase in interest expense of $0.3 million was driven by higher average interest rates, partially offset by lower average debt balances.
Other Income (Loss), Net
During 2025 and 2024, we recognized net gains of $19.1 million and $14.5 million, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
During 2025 and 2024, we recorded unrealized losses of $7.9 million and $7.0 million, respectively, related to the change in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 19 of the Notes to Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. Our effective income tax rate was 26.6% in 2025 and 24.5% in 2024. The tax rate for 2025 reflects that the goodwill impairment charge recorded in the second quarter of 2025 was not deductible for tax purposes.
Discontinued Operations
Results of discontinued operations reflected in 2023 are related to stores that were sold or terminated prior to January 1, 2014. Results from discontinued operations, net of income taxes, were primarily related to a gain on the sale of real estate in the first quarter of 2023 associated with a store that was closed prior to January 1, 2014.

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

Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2025 and 2024:

(In millions)	December 31, 2025		December 31, 2024
Cash and cash equivalents	$58.6		$59.8
Revolving credit facility	$1,899.6	(1)	$1,899.2
(1)    At December 31, 2025, we had $0.4 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. We had $200.0 million of commercial paper notes outstanding at December 31, 2025. See Note 11 of the Notes to Consolidated Financial Statements for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At December 31, 2025, surety bonds, letters of credit, and cash deposits totaled $115.5 million, of which $0.4 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2025, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At December 31, 2025, these properties had a net book value of $3.0 billion. None of these properties are mortgaged or encumbered.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2025	2024	2023
Shares repurchased	4.1	2.9	6.4
Aggregate purchase price(1)	$784.8	$460.0	$863.6
Average purchase price per share	$193.33	$160.86	$134.68

(1) Excludes the excise tax accrual imposed under the Inflation Reduction Act of $7.4 million for 2025, $4.2 million for 2024, and $8.1 million for 2023.
From January 1, 2026 through February 10, 2026, we repurchased 0.6 million shares of common stock for an aggregate purchase price of $128.7 million (average purchase price per share of $212.01). As of February 10, 2026, $947.3 million remained available under our stock repurchase limit authorized by the Board of Directors.

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
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2025	2024	2023
Purchases of property and equipment	$309.4	$328.5	$410.3
Acquisitions and Divestitures
During 2025, we purchased one Domestic store, two Import stores, and two Premium Luxury stores. During 2024, we did not purchase any stores. During 2023, we acquired a mobile automotive repair and maintenance business and purchased one Domestic store, five Import stores, and one Premium Luxury store.
During 2025, we divested one Domestic store and one Import store. During 2024, we divested seven Domestic stores and one Import store. During 2023, we divested one Domestic store.

(In millions)	2025	2024	2023
Cash used in business acquisitions, net(1)	$(459.1)	$—	$(271.4)
Cash received from business divestitures, net	$16.1	$156.0	$23.2

(1) Excludes finance leases.
Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2025 and 2024:

			(in millions)
Debt Description	Maturity Date	Interest Payable	2025	2024
4.5% Senior Notes	October 1, 2025	April 1 and October 1	$—	$450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.45% Senior Notes	January 15, 2029	January 15 and July 15	600.0	—
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	—
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		353.9	350.0
			3,803.9	3,150.0
Less: unamortized debt discounts and debt issuance costs			(24.4)	(17.9)
Less: current maturities			(74.7)	(518.5)
Long-term debt, net of current maturities			$3,704.8	$2,613.6
On February 24, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035, which were sold at 99.995% of the aggregate principal amount. In October 2025, we repaid the outstanding $450.0 million of

4.5% Senior Notes due 2025. On November 14, 2025, we issued $600.0 million aggregate principal amount of 4.45% Senior Notes due 2029, which were sold at 99.846% of the aggregate principal amount.
We had $200.0 million and $630.0 million of commercial paper notes outstanding as of December 31, 2025 and 2024, respectively.
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
The following table sets forth our non-recourse debt, as of December 31, 2025 and 2024.

	2025	2024
Warehouse facilities	$1,398.7	$801.5
Term securitization debt of consolidated VIEs	548.6	24.7
	1,947.3	826.2
Less: unamortized debt discounts and debt issuance costs	(2.7)	(0.2)
Less: current maturities	(63.8)	(28.3)
Non-recourse debt, net of current maturities	$1,880.8	$797.7
In May 2025, we issued non-recourse notes payable related to asset-backed term securitizations with an aggregate principal amount of $700.0 million, a weighted-average interest rate of 4.90%, and maturity dates ranging from June 2026 to September 2032. In July 2025, we repaid the outstanding balance of non-recourse notes payable of the CIG Auto Receivables Trust 2021-1.
In January 2026, we issued non-recourse notes payable related to asset-backed term securitizations with an aggregate principal amount of $749.2 million, a weighted-average interest rate of 4.25%, and maturity dates ranging from 2027 to 2034.
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

As of December 31, 2025, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At December 31, 2025, our leverage and interest coverage ratios were as follows:

December 31, 2025
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.44x
Interest coverage ratio	≥ 3.00x	4.83x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	2025	2024
Vehicle floorplan payable - trade	$2,200.6	$2,216.2
Vehicle floorplan payable - non-trade	1,627.7	1,493.5
Vehicle floorplan payable	$3,828.3	$3,709.7
Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables. See Note 7 of the Notes to Consolidated Financial Statements for more information on our vehicle floorplan payable.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2025	2024	2023
Net cash provided by operating activities	$111.9	$314.7	$724.0
Net cash provided by (used in) investing activities	$(687.0)	$12.3	$(569.9)
Net cash provided by (used in) financing activities	$557.5	$(300.6)	$(172.5)
Cash Flows from Operating Activities
Our primary sources of operating cash flows result from the sale of vehicles, finance and insurance products, and parts and automotive repair and maintenance services, proceeds from vehicle floorplan payable-trade, and collections on auto loans receivable for vehicles sold through our stores. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, purchases of inventory, personnel-related expenditures, originations of auto loans receivable for vehicles sold through our stores, and payments related to taxes and leased properties.
2025 compared to 2024
Net cash provided by operating activities decreased during 2025, as compared to 2024, primarily due to a $304.5 million increase in auto loans receivable for vehicles sold through our stores as we continued to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores. In addition, net cash provided by operating activities was adversely impacted by an increase in income tax payments of $146.8 million driven by payment in 2025 of the fourth quarter 2024 tax that had been deferred pursuant to hurricane relief granted by the IRS. The cash outflows from operating activities were partially offset by an increase in cash earnings.
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
2025 compared to 2024
During 2025, we had net cash used in investing activities, as compared to net cash provided by investing activities during 2024, primarily due to an increase in cash used for acquisitions, a decrease in cash received from divestitures, and a decrease in proceeds from the sale of auto loans receiveable. We acquired five stores for an aggregate purchase price of $459.1 million in 2025 and acquired no stores in 2024. We divested two stores for aggregate proceeds of $16.1 million in 2025 and divested eight stores for aggregate proceeds of $156.0 million in 2024. We had no sale of auto loans receivable in 2025 and received $96.0 million in proceeds from the sale of auto loans receivable in 2024.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
2025 compared to 2024
During 2025, we continued to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores. As a result, we borrowed $2.5 billion and repaid $1.4 billion under our non-recourse debt facilities in 2025. During 2024, we borrowed $1.5 billion and repaid $946.7 million under our non-recourse debt facilities.
During 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035 and $600.0 million aggregate principal amount of 4.45% Senior Notes due 2029, and repaid the outstanding $450.0 million of 4.5% Senior Notes due 2025. In 2024, we repaid the outstanding $450.0 million of 3.5% Senior Notes due 2024.
Cash flows from financing activities include changes in commercial paper notes outstanding totaling net payments of $430.0 million during 2025 compared to net proceeds of $190.0 million during 2024, and changes in vehicle floorplan payable-non-trade totaling net proceeds of $61.1 million during 2025 and net payments of $113.5 million during 2024.
During 2025, we repurchased 4.1 million shares of common stock for an aggregate purchase price of $784.8 million (average purchase price per share of $193.33), including repurchases for which settlement occurred subsequent to December 31, 2025, and excluding the excise tax imposed under the Inflation Reduction Act. During 2024, we repurchased 2.9 million shares of our common stock for an aggregate purchase price of $460.0 million (average purchase price per share of $160.86), excluding the excise tax imposed under the Inflation Reduction Act.

Material Cash Requirements
The following table summarizes our current and long-term material cash requirements as of December 31, 2025. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to the following payment obligations could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2026)	1 - 3 Years (2027 and 2028)	3 - 5 Years (2029 and 2030)	More Than 5 Years (2031 and thereafter)
Vehicle floorplan payable (Note 7)(1)	$3,828.3	$3,828.3	$—	$—	$—
Non-vehicle long-term debt, including finance leases (Note 11)(1)(2)	3,803.9	74.7	739.3	1,135.4	1,854.5
Commercial paper (Note 11)(1)	200.0	200.0	—	—	—
Interest payments(3)	849.0	147.0	280.0	198.0	224.0
Operating lease and other commitments (Note 10)(1)(4)	690.8	65.6	129.7	114.6	380.9
Deferred compensation obligations (Note 1)(1)(5)	158.3	8.0	—	—	150.3
Estimated chargeback liability (Note 12)(1)(6)	217.3	118.2	82.8	15.4	0.9
Estimated self-insurance obligations (Note 13)(1)(7)	123.6	60.1	37.0	14.8	11.7
Purchase obligations and other commitments(8)	232.2	173.7	54.4	4.1	—
Total	$10,103.4	$4,675.6	$1,323.2	$1,482.3	$2,622.3
(1)See Notes to Consolidated Financial Statements.
(2)Amounts for non-vehicle long-term debt obligations reflect principal payments and are not reduced for unamortized debt discounts of $4.0 million or debt issuance costs of $20.4 million.
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

The table above excludes the non-recourse debt that relates to auto loans receivable funded through asset-backed term securitizations and/or warehouse facilities. These receivables can only be used as collateral to settle obligations of this non-recourse debt. In addition, the investors and/or creditors in the non-recourse debt have no recourse to our assets for payment of the debt beyond the related receivables, the amounts on deposit in reserve accounts, and the restricted cash from collections on auto loans receivable. Non-recourse debt, net of unamortized debt discounts and issuance costs, totaled $1.9 billion at December 31, 2025. See Note 6 and Note 11 to the Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2025, surety bonds, letters of credit, and cash deposits totaled $115.5 million, of which $0.4 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 14 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation Finance, and statements regarding potential tariff-related impacts and our expectations for the future performance of our business and the automotive retail industry, including during 2026, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
•We are investing significantly in various strategic initiatives and if they are not successful, we will have incurred significant expenses without the benefit of improved financial results.
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
We had $3.8 billion of variable rate vehicle floorplan payable at December 31, 2025, and $3.7 billion at December 31, 2024. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $38.3 million in 2025 and $37.1 million in 2024. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance.
We had $200.0 million of commercial paper notes outstanding at December 31, 2025, and $630.0 million at December 31, 2024. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $2.0 million in 2025 and $6.3 million in 2024.
Our fixed rate senior unsecured notes totaled $3.4 billion and had a fair value of $3.4 billion as of December 31, 2025, and totaled $2.8 billion and had a fair value of $2.6 billion as of December 31, 2024.
As of December 31, 2025, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities changes over time. The fair value of these equity investments was $12.8 million at December 31, 2025 and $20.0 million at December 31, 2024. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $1.3 million in 2025 and $2.0 million in 2024. We also have minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $50.8 million at December 31, 2025 and $49.8 million at December 31, 2024. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $5.1 million in 2025 and $5.0 million in 2024. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of franchise rights
As described in Note 9 to the consolidated financial statements, the franchise rights balance as of December 31, 2025 was $1,018.6 million. The Company performs franchise rights impairment testing annually or more frequently when events or changes indicate that impairment may have occurred. During the fiscal year ended December 31, 2025, the Company performed a quantitative impairment analysis of its franchise rights.
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
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AutoNation, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AutoNation, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired three automotive dealership stores in the third and fourth quarters of 2025, which management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Those stores represented less than 1.71% of total assets and less than 0.26% of total revenue in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of those stores.
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

/s/ KPMG LLP
Fort Lauderdale, Florida
February 12, 2026

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58.6	$59.8
Receivables, net of allowance for credit losses of $3.3 million and $3.3 million, respectively	948.4	1,066.3
Inventory	3,404.9	3,360.0
Other current assets	235.8	211.9
Total Current Assets	4,647.7	4,698.0
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $95.4 million and $54.8 million, respectively	2,140.2	1,057.1
PROPERTY AND EQUIPMENT, NET	3,956.2	3,791.9
OPERATING LEASE ASSETS	456.4	391.1
GOODWILL	1,409.3	1,452.9
OTHER INTANGIBLE ASSETS, NET	1,028.9	905.9
OTHER ASSETS	753.5	704.8
Total Assets	$14,392.2	$13,001.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,200.6	$2,216.2
Vehicle floorplan payable - non-trade	1,627.7	1,493.5
Accounts payable	369.9	376.6
Commercial paper	200.0	630.0
Current maturities of long-term debt	74.7	518.5
Current portion of non-recourse debt	63.8	28.3
Other current liabilities	1,003.9	1,049.1
Total Current Liabilities	5,540.6	6,312.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,704.8	2,613.6
NON-RECOURSE DEBT, NET OF CURRENT PORTION	1,880.8	797.7
NONCURRENT OPERATING LEASE LIABILITIES	431.8	356.9
DEFERRED INCOME TAXES	94.1	83.1
OTHER LIABILITIES	399.0	380.9
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at December 31, 2025, and 63,562,149 shares issued at December 31, 2024, including shares held in treasury	0.6	0.6
Additional paid-in capital	32.0	20.3
Retained earnings	5,976.1	5,331.8
Treasury stock, at cost; 28,362,366 and 24,527,869 shares held, respectively	(3,667.6)	(2,895.4)
Total Shareholders’ Equity	2,341.1	2,457.3
Total Liabilities and Shareholders’ Equity	$14,392.2	$13,001.7
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2025	2024	2023
Revenue:
New vehicle	$13,501.3	$13,048.2	$12,767.4
Used vehicle	7,814.0	7,719.9	8,198.5
Parts and service	4,835.4	4,614.6	4,533.7
Finance and insurance, net	1,464.4	1,360.1	1,418.8
Other	16.3	22.6	30.5
TOTAL REVENUE	27,631.4	26,765.4	26,948.9
Cost of Sales:
New vehicle	12,836.5	12,272.7	11,705.6
Used vehicle	7,351.4	7,281.4	7,690.5
Parts and service	2,480.3	2,405.6	2,394.4
Other	14.7	20.3	26.9
TOTAL COST OF SALES	22,682.9	21,980.0	21,817.4
Gross Profit:
New vehicle	664.8	775.5	1,061.8
Used vehicle	462.6	438.5	508.0
Parts and service	2,355.1	2,209.0	2,139.3
Finance and insurance	1,464.4	1,360.1	1,418.8
Other	1.6	2.3	3.6
TOTAL GROSS PROFIT	4,948.5	4,785.4	5,131.5
AUTONATION FINANCE INCOME (LOSS)	9.8	(9.3)	(13.9)
Selling, general, and administrative expenses	3,362.2	3,263.9	3,253.2
Depreciation and amortization	251.4	240.7	220.5
Goodwill impairment	65.3	—	—
Franchise rights impairment	93.7	12.5	—
Other income, net	(54.2)	(46.5)	(8.0)
OPERATING INCOME	1,239.9	1,305.5	1,651.9
Non-operating income (expense) items:
Floorplan interest expense	(188.8)	(218.9)	(144.7)
Other interest expense	(180.0)	(179.7)	(181.4)
Other income, net	13.4	9.8	24.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	884.5	916.7	1,350.2
Income tax provision	235.4	224.5	330.0
NET INCOME FROM CONTINUING OPERATIONS	649.1	692.2	1,020.2
Income from discontinued operations, net of income taxes	—	—	0.9
NET INCOME	$649.1	$692.2	$1,021.1
BASIC EARNINGS PER SHARE:
Continuing operations	$17.26	$17.09	$22.87
Discontinued operations	$—	$—	$0.02
Net income	$17.26	$17.09	$22.89
Weighted average common shares outstanding	37.6	40.5	44.6
DILUTED EARNINGS PER SHARE:
Continuing operations	$17.04	$16.92	$22.72
Discontinued operations	$—	$—	$0.02
Net income	$17.04	$16.92	$22.74
Weighted average common shares outstanding	38.1	40.9	44.9
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	35.2	39.0	41.6
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2025, 2024, and 2023
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	63,562,149	$0.6	$3.1	$3,663.7	$(1,619.6)	$2,047.8
Net income	—	—	—	1,021.1	—	1,021.1
Repurchases of common stock, including excise tax	—	—	—	—	(871.7)	(871.7)
Stock-based compensation expense	—	—	39.7	—	—	39.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(20.4)	(41.8)	36.7	(25.5)
BALANCE AT DECEMBER 31, 2023	63,562,149	$0.6	$22.4	$4,643.0	$(2,454.6)	$2,211.4
Net income	—	—	—	692.2	—	692.2
Repurchases of common stock, including excise tax	—	—	—	—	(464.2)	(464.2)
Stock-based compensation expense	—	—	36.5	—	—	36.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(38.6)	(3.4)	23.4	(18.6)
BALANCE AT DECEMBER 31, 2024	63,562,149	$0.6	$20.3	$5,331.8	$(2,895.4)	$2,457.3
Net income	—	—	—	649.1	—	649.1
Repurchases of common stock, including excise tax	—	—	—	—	(792.2)	(792.2)
Stock-based compensation expense	—	—	46.5	—	—	46.5
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(34.8)	(4.8)	20.0	(19.6)
BALANCE AT DECEMBER 31, 2025	63,562,149	$0.6	$32.0	$5,976.1	$(3,667.6)	$2,341.1

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2025	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$649.1	$692.2	$1,021.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(0.9)
Depreciation and amortization	251.4	240.7	220.5
Amortization of debt issuance costs and accretion of debt discounts	8.6	8.9	9.6
Stock-based compensation expense	46.5	36.5	39.7
Provision for credit losses on auto loans receivable	81.1	54.7	45.9
Deferred income tax provision (benefit)	11.2	(1.4)	20.1
Net gain related to business/property dispositions	(8.4)	(55.1)	(9.1)
Goodwill impairment	65.3	—	—
Franchise rights impairment	93.7	12.5	—
Other impairment charges	37.9	9.3	5.2
Loss (gain) on equity investments	7.9	7.0	(5.2)
Gain on corporate-owned life insurance asset	(19.1)	(14.5)	(16.4)
Gain on sale of auto loans receivable	—	(7.4)	(8.1)
Other	(1.9)	2.8	1.2
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	114.2	(25.9)	(178.2)
Auto loans receivable, net	(1,181.6)	(877.1)	(229.9)
Inventory	14.0	(398.5)	(950.1)
Other assets	44.5	32.2	(84.2)
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	5.9	486.4	813.4
Accounts payable	(9.9)	34.7	8.1
Other liabilities	(98.5)	76.7	21.6
Net cash provided by continuing operations	111.9	314.7	724.3
Net cash used in discontinued operations	—	—	(0.3)
Net cash provided by operating activities	111.9	314.7	724.0
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(309.4)	(328.5)	(410.3)
Proceeds from the disposal of assets held for sale	43.5	3.8	7.9
Cash used in business acquisitions, net of cash acquired	(459.1)	—	(271.4)
Cash received from business divestitures, net of cash relinquished	16.1	156.0	23.2
Originations of auto loans receivable acquired through third-party dealers	—	—	(110.9)
Collections on auto loans receivable acquired through third-party dealers	17.5	79.0	135.0
Proceeds from the sale of auto loans receivable	—	96.0	68.7
Other	4.4	6.0	(12.1)
Net cash provided by (used in) continuing operations	(687.0)	12.3	(569.9)
Net cash used in discontinued operations	—	—	—
Net cash provided by (used in) investing activities	(687.0)	12.3	(569.9)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2025	2024	2023
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(791.6)	(460.0)	(874.4)
Proceeds from 5.89% Senior Notes due 2035	500.0	—	—
Proceeds from 4.45% Senior Notes due 2029	599.1	—	—
Payment of 4.5% Senior Notes due 2025	(450.0)	—	—
Payment of 3.5% Senior Notes due 2024	—	(450.0)	—
Net proceeds from (payments of) commercial paper	(430.0)	190.0	390.0
Proceeds from non-recourse debt	2,537.4	1,513.0	324.0
Payments of non-recourse debt	(1,416.3)	(946.7)	(392.7)
Payment of debt issuance costs	(15.5)	(1.8)	(6.6)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	61.1	(113.5)	425.3
Payments of other debt obligations	(17.1)	(13.0)	(12.6)
Proceeds from the exercise of stock options	0.7	0.5	1.9
Payments of tax withholdings for stock-based awards	(20.3)	(19.1)	(27.4)
Net cash provided by (used in) continuing operations	557.5	(300.6)	(172.5)
Net cash used in discontinued operations	—	—	—
Net cash provided by (used in) financing activities	557.5	(300.6)	(172.5)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(17.6)	26.4	(18.4)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of year	103.4	77.0	95.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of year	$85.8	$103.4	$77.0

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of December 31, 2025, we owned and operated 323 new vehicle franchises from 245 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of December 31, 2025, we also owned and operated 52 AutoNation-branded collision centers, 26 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
Auto Loans Receivable
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through our captive auto finance company. Auto loans receivable are recorded at amortized cost and presented net of an allowance for expected credit losses. See Note 6 of the Notes to Consolidated Financial Statements for additional information on our significant accounting policies related to auto loans receivable and the allowance for expected credit losses.
Financing and Securitization Transactions
Through wholly-owned, bankruptcy-remote, special purpose entities, we utilize warehouse facilities to fund auto loans receivable originated by our captive auto finance company. We also have term securitizations to provide long-term funding for certain auto loans receivable initially funded through the warehouse facilities. In these transactions, a pool of auto loans receivable is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables. We are required to evaluate the term securitization trusts for consolidation. See Note 11 of the Notes to Consolidated Financial Statements for more information on our non-recourse debt and consolidation of variable interest entities.
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
Assets held for sale are reported in the “Corporate and other” category of our segment information. We had assets held for sale of $65.0 million at December 31, 2025, and $23.6 million at December 31, 2024.
See Note 19 of the Notes to Consolidated Financial Statements for information about our fair value measurement valuation process and impairment charges that were recorded during 2025, 2024, and 2023.
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
We do not amortize goodwill or franchise rights assets. Goodwill and franchise rights are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. During 2025, we recorded $65.3 million of goodwill impairment charges and $93.7 million of franchise rights impairment charges. During 2024, we recorded no goodwill impairment charges and $12.5 million of franchise rights impairment charges. During 2023, we did not record any goodwill or franchise rights impairment charges.
See Note 9 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets and Note 19 of the Notes to Consolidated Financial Statements for information about our impairment tests of goodwill and franchise rights.
Other Current Assets
Other current assets include assets held for sale, prepaid expenses, deposits, and contract assets. Other current assets also include restricted cash on deposit in reserve accounts for the benefit of holders of certain non-recourse debt. These funds are not expected to be available to us or our creditors.
Other Assets
Other assets include service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, and investments in equity securities.
Other Current Liabilities
Other current liabilities include accrued sales taxes, the current portions of finance and insurance chargeback liabilities, customer deposits, accrued expenses, accrued interest payable, operating lease liabilities, and self-insurance reserves.
Other Liabilities
Other liabilities include the long-term portions of deferred compensation obligations, finance and insurance chargeback liabilities, contract liabilities, and self-insurance liabilities.
Employee Savings Plans
We offer a 401(k) plan to all of our associates and provided a matching contribution to certain associates that participate in the plan of $27.1 million in 2025, $25.3 million in 2024, and $24.5 million in 2023. Employer matching contributions are fully vested immediately upon contribution.
We offer a deferred compensation plan (the “Plan”) to provide certain associates and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $2.3 million for 2025, $2.0 million for 2024, and $2.1 million for 2023. One-third of the matching contribution is vested and credited to participants on the first day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

discretionary contributions, which vest three years after the effective date of the discretionary contribution. The balances due to participants in the Plan were $158.3 million as of December 31, 2025, and $139.5 million as of December 31, 2024, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
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
Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for all RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until associates become retirement-eligible. Additionally, compensation cost for performance-based RSUs is recognized based on the expected achievement level of the performance goals, which is evaluated over the performance period, and compensation cost for market-based RSUs is recognized regardless of whether the market condition is satisfied. We account for forfeitures of stock-based awards as they occur. See Note 16 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $267.9 million in 2025, $255.5 million in 2024, and $243.5 million in 2023, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $58.4 million in 2025, $63.0 million in 2024, and $61.3 million in 2023. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted earnings per share is computed using the treasury stock method by dividing net income by the weighted average number of shares outstanding, noted above, including the effect of dilutive unvested RSU awards. See Note 4 of the Notes to Consolidated Financial Statements for more information on the computation of earnings per share.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recent Accounting Pronouncements
Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The accounting standard update also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard update are effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We adopted this accounting standard effective January 1, 2025, on a retrospective basis. Therefore, prior period disclosures have been updated to conform with the current period presentation. See Note 14 of the Notes to Consolidated Financial Statements for additional information.
Capitalization of Internal-Use Software
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
The accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2027, and should be applied using either of the following transition methods: (i) a prospective transition method, (ii) a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We adopted the standard as of January 1, 2026, using the modified transition approach. We are finalizing our cumulative effect adjustment and currently expect that the derecognition of certain capitalized costs for in-process projects as a result of adopting the new standard will result in a cumulative effect adjustment to retained earnings as of January 1, 2026, in the range of $9 million to $11 million.
Disaggregation of Income Statement Expenses
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

	Year Ended December 31, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,861.9	$4,418.1	$5,221.3	$—	$13,501.3
Used vehicle	2,023.8	2,177.2	2,897.6	715.4	7,814.0
Parts and service	1,136.2	1,333.7	1,757.9	607.6	4,835.4
Finance and insurance, net	450.1	486.1	456.4	71.8	1,464.4
Other	2.4	8.2	0.4	5.3	16.3
	$7,474.4	$8,423.3	$10,333.6	$1,400.1	$27,631.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$6,588.8	$7,359.1	$8,818.1	$985.1	$23,751.1
Goods and services transferred over time(2)	885.6	1,064.2	1,515.5	415.0	3,880.3
	$7,474.4	$8,423.3	$10,333.6	$1,400.1	$27,631.4

	Year Ended December 31, 2024
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$3,527.1	$4,320.0	$5,201.1	$—	$13,048.2
Used vehicle	2,057.5	2,162.5	2,837.0	662.9	7,719.9
Parts and service	1,146.0	1,194.7	1,667.4	606.5	4,614.6
Finance and insurance, net	402.5	470.9	434.1	52.6	1,360.1
Other	7.2	8.8	0.3	6.3	22.6
	$7,140.3	$8,156.9	$10,139.9	$1,328.3	$26,765.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$6,285.7	$7,212.3	$8,703.6	$916.4	$23,118.0
Goods and services transferred over time(2)	854.6	944.6	1,436.3	411.9	3,647.4
	$7,140.3	$8,156.9	$10,139.9	$1,328.3	$26,765.4

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

(1) “Corporate and other” is comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, mobile service, and auction operations.

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
Finance and Insurance
Revenue on finance and insurance products represents commissions earned by us for the placement of: (i) loans and leases with third-party financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other vehicle protection products with third-party providers. The service contracts and vehicle protection products we sell include extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products, among others. We offer products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$115.6	$40.9	$55.7	$19.0
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
Our receivables from contracts with customers are included in Receivables, net, our current contract asset is included in Other Current Assets, our long-term contract asset is included in Other Assets, our current contract liability is included in

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Current Liabilities, and our long-term contract liability is included in Other Liabilities in our Consolidated Balance Sheets.
The following table provides the balances at December 31 of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	2025	2024	2023
Receivables from contracts with customers, net	$693.4	$774.0	$762.0
Contract Asset (Current)	$24.1	$20.4	$23.1
Contract Asset (Long-Term)	$2.7	$2.8	$3.2
Contract Liability (Current)	$45.2	$43.9	$42.5
Contract Liability (Long-Term)	$74.7	$72.9	$70.6
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

	2025	2024	2023
Amounts included in contract liability at the beginning of the period	$39.5	$37.1	$35.0
Performance obligations satisfied in previous periods	$3.2	$0.8	$—
Other significant changes include contract assets reclassified to receivables of $20.8 million during 2025 and $23.8 million in 2024.
Contract Costs
For sales commissions incurred related to sales of vehicles and sales of finance and insurance products for which we act as agent, we have elected as a practical expedient to not capitalize the incremental costs to obtain those contracts since they are point-of-sale transactions and the amortization period would be immediate.
Sales commissions and third-party administrator fees incurred related to sales of VCP products are capitalized since these payments are directly related to sales achieved during a time period and would not have been incurred if the contract had not been obtained. Since the capitalized costs are related to services that are transferred during a five-year contract term, we amortize the assets over the contract term of five years consistent with the pattern of transfer of the service to which the assets relate. We had capitalized costs incurred to obtain or fulfill a VCP contract with a customer of $11.3 million as of December 31, 2025, and $11.0 million at December 31, 2024. We amortized $4.3 million and $4.0 million of these capitalized costs during 2025 and 2024, respectively.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

costs associated with loan originations are capitalized and amortized using the effective interest method. The following table presents the components of AutoNation Finance income (loss):

	2025	2024	2023
Interest margin:
Interest and fee income	$206.0	$118.4	$84.0
Interest expense	(76.3)	(39.8)	(20.8)
Total interest margin	129.7	78.6	63.2
Provision for credit losses	(79.2)	(57.5)	(45.9)
Total interest margin after provision for credit losses	50.5	21.1	17.3
Direct expenses(1)	(40.7)	(37.8)	(39.3)
Gain on sale of auto loans receivable	—	7.4	8.1
AutoNation Finance income (loss)	$9.8	$(9.3)	$(13.9)

(1) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.
During 2024, we sold loans with an aggregate amortized cost of $88.6 million, net of allowance for expected credit losses of $11.7 million, for cash proceeds of $96.0 million. During 2023, we sold loans with an aggregate amortized cost of $60.6 million, net of allowance for expected credit losses of $16.1 million, for cash proceeds of $68.7 million. We recorded a net pre-tax gain on the sale of auto loans receivable of $7.4 million during 2024 and $8.1 million during 2023. We have no continuing involvement in the sold loans as they were sold without recourse to us for their post-sale performance.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested RSU awards. Diluted EPS is calculated using the treasury stock method by dividing net income by the weighted average number of shares outstanding, noted above, including the effect of dilutive unvested RSU awards. The following table presents the calculation of basic and diluted EPS:

	2025	2024	2023
Net income from continuing operations	$649.1	$692.2	$1,020.2
Income from discontinued operations, net of income taxes	—	—	0.9
Net income	$649.1	$692.2	$1,021.1

Basic weighted average common shares outstanding	37.6	40.5	44.6
Effect of dilutive unvested RSUs	0.5	0.4	0.3
Diluted weighted average common shares outstanding	38.1	40.9	44.9

Basic EPS amounts(1):
Continuing operations	$17.26	$17.09	$22.87
Discontinued operations	$—	$—	$0.02
Net income	$17.26	$17.09	$22.89

Diluted EPS amounts(1):
Continuing operations	$17.04	$16.92	$22.72
Discontinued operations	$—	$—	$0.02
Net income	$17.04	$16.92	$22.74

(1) EPS amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
Earnings per share during 2025 was adversely impacted by non-cash goodwill, franchise rights, and other asset impairments, partially offset by insurance recoveries received under our cybersecurity insurance policies for business interruption and related losses caused by the CDK outage, described below. See Notes 9 and 19 of the Notes to Consolidated Financial Statements for more information on the impairment charges and Note 20 for more information on the insurance recoveries.
In June 2024, our business was impacted by an outage of our dealer management system provided by CDK Global, which is used to support our dealership operations, including our sales, service, inventory, customer relationship management, and accounting functions. Access to core functions of this system was restored by the end of June 2024, and certain ancillary systems and integrations were restored by the end of July 2024, with residual impacts resolved by the end of the third quarter of 2024. As a result, our results of operations and earnings per share were negatively impacted by one-time compensation costs paid to commission-based associates to ensure business continuity in the second quarter of 2024 and by lost income from the disruption to our operations primarily in the second and third quarters of 2024.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, at December 31 are as follows:

	2025	2024
Contracts-in-transit and vehicle receivables	$485.7	$560.2
Trade receivables	172.6	168.5
Manufacturer receivables	230.6	267.1
Other	62.8	73.8
	951.7	1,069.6
Less: allowances for expected credit losses	(3.3)	(3.3)
Receivables, net	$948.4	$1,066.3
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
Auto Loans Receivable, Net
The components of auto loans receivable, net of third-party unearned discounts and allowances for expected credit losses, at December 31, are as follows:

	2025	2024
Total auto loans receivable	$2,209.9	$1,103.8
Accrued interest and fees	14.1	8.2
Deferred loan origination costs	11.8	4.2
Less: unearned discounts	(0.2)	(4.3)
Less: allowances for expected credit losses	(95.4)	(54.8)
Auto loans receivable, net	$2,140.2	$1,057.1
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the assigned credit tiers adequately reflect the customers’ likelihood of repayment, and if needed, adjustments are made to the scoring models on a prospective basis.
Auto Loans Receivable by Major Credit Program
The following table presents auto loans receivable as of December 31, 2025 and 2024, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of December 31, 2025	Weighted Average FICO Score	2025	2024	2023	2022	2021	Prior to 2021	Total
Credit Program Tier(1):
Palladium	732	$569.6	$127.0	$—	$—	$—	$—	$696.6
Rhodium	695	369.6	98.9	10.9	—	—	—	479.4
Platinum	651	513.1	359.0	52.5	1.0	1.8	0.3	927.7
Gold	623	25.5	43.3	14.7	0.6	3.1	0.5	87.7
Silver	575	3.0	0.2	7.8	0.5	1.7	0.2	13.4
Bronze	548	1.0	0.1	2.3	0.1	0.9	0.1	4.5
Copper	549	0.3	—	0.1	—	0.2	—	0.6
Total auto loans receivable		$1,482.1	$628.5	$88.3	$2.2	$7.7	$1.1	$2,209.9

Current-period gross write-offs		$17.5	$41.4	$16.2	$1.2	$3.1	$0.6	$80.0

		Fiscal Year of Origination
As of December 31, 2024	Weighted Average FICO Score	2024	2023	2022	2021	2020	Prior to 2020	Total
Credit Program Tier(1):
Palladium	734	$194.0	$—	$—	$—	$—	$—	$194.0
Rhodium	702	147.6	16.9	0.1	—	—	—	164.6
Platinum	651	525.1	82.3	1.7	4.0	1.0	0.1	614.2
Gold	623	64.9	25.0	1.3	7.3	1.6	0.1	100.2
Silver	574	0.3	13.4	1.2	5.4	1.2	0.1	21.6
Bronze	551	0.1	4.0	0.2	2.8	0.6	—	7.7
Copper	562	—	0.2	—	1.1	0.2	—	1.5
Total auto loans receivable		$932.0	$141.8	$4.5	$20.6	$4.6	$0.3	$1,103.8

(1) Classified based on credit grade assigned when customer was initially approved for financing.
Allowance for Credit Losses
The allowance for credit losses represents the net credit losses expected over the remaining contractual life of our auto loans receivable. The allowance for credit losses is determined using a vintage-level statistical model that captures the relationship between historical changes in gross losses and the lifetime loss curves by month on book, credit tiers at origination, and seasonality, adjusted for expected recoveries based on historical recovery trends. The credit loss model also incorporates reasonable and supportable forecasts about the future utilizing a forecast of macroeconomic variables that

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

we believe are strongly correlated to evaluating and predicting expected credit losses of our auto loans receivable. We utilize a reasonable and supportable forecast period of one year, after which we immediately revert to historical experience.
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
The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans receivable including accrued interest receivable. The change in the allowance for credit losses is recognized through an adjustment to the provision for credit losses. The provision for credit losses increased in 2025, as compared to 2024, as a result of the growth of our auto loans receivable portfolio, partially offset by a decrease in expected credit loss rates reflecting improved quality of new loan originations.
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the years ended December 31, 2025 and 2024:

	2025	2024
Balance as of beginning of year	$54.8	$46.3
Provision for credit losses	81.1	54.7
Write-offs	(80.0)	(60.5)
Recoveries(1)	39.5	26.0
Sold loans	—	(11.7)
Balance as of end of year	$95.4	$54.8

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Consolidated Balance Sheets. The change in the liability is recognized through an adjustment to the provision for credit losses. The credit loss liability totaled $0.9 million at December 31, 2025 and $2.8 million at December 31, 2024.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents past due auto loans receivable, as of December 31, 2025 and 2024:

	Age Analysis of Past-Due Financial Assets as of December 31,
	2025	2024
31-60 Days	$44.2	$20.6
61-90 Days	10.8	5.5
Greater than 90 Days	4.2	2.7
Total Past Due	$59.2	$28.8

Current	2,150.7	1,075.0
Total	$2,209.9	$1,103.8

7. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2025	2024
New vehicles	$2,361.1	$2,341.4
Used vehicles	786.7	754.1
Parts, accessories, and other	257.1	264.5
Inventory	$3,404.9	$3,360.0

The components of vehicle floorplan payable at December 31 are as follows:

	2025	2024
Vehicle floorplan payable - trade	$2,200.6	$2,216.2
Vehicle floorplan payable - non-trade	1,627.7	1,493.5
Vehicle floorplan payable	$3,828.3	$3,709.7
Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities. Our service loaner and rental vehicle inventory, which is reflected in Other Assets and totaled $455.4 million and $423.7 million at December 31, 2025 and 2024, respectively, is also financed with vehicle floorplan payable-trade and non-trade. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2025, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 5.4% at December 31, 2025, and 6.1% at December 31, 2024. At December 31, 2025, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $3.2 billion had been borrowed based on the eligible new vehicle inventory that was pledged as collateral.
At December 31, 2025, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.2% at December 31, 2025, and 5.8% at December 31, 2024. At December 31, 2025, the aggregate capacity under our used vehicle floorplan facilities to finance a portion of our used vehicle inventory was $788.5 million, of which $635.8 million had been borrowed. The remaining borrowing capacity of $152.7 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

8. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2025	2024
Land	$1,583.4	$1,523.2
Buildings and improvements	3,193.4	3,004.7
Furniture, fixtures, and equipment	1,645.9	1,583.2
	6,422.7	6,111.1
Less: accumulated depreciation and amortization	(2,466.5)	(2,319.2)
Property and equipment, net	$3,956.2	$3,791.9
We capitalized interest in connection with various construction projects to build, upgrade, or remodel our facilities of $1.4 million in 2025, $1.5 million in 2024, and $1.4 million in 2023.

9. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consisted of the following:

	2025	2024
Goodwill	$1,409.3	$1,452.9

Franchise rights - indefinite-lived	$1,018.6	$861.2
Other intangible assets	30.1	68.0
	1,048.7	929.2
Less: accumulated amortization	(19.8)	(23.3)
Intangible assets, net	$1,028.9	$905.9

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024, were as follows:

	Domestic	Import	Premium Luxury	AN Finance	Other	Consolidated
Balance as of January 1, 2024
Goodwill (1)	$374.5	$526.6	$739.5	$78.4	$1,675.1	$3,394.1
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,530.9)	(1,928.3)
	234.5	526.6	482.1	78.4	144.2	1,465.8
Acquisitions, dispositions, and other adjustments, net (2)	(11.1)	(2.3)	(0.4)	—	0.9	(12.9)
Balance as of December 31, 2024
Goodwill (1)	363.4	524.3	739.1	78.4	1,676.0	3,381.2
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,530.9)	(1,928.3)
	223.4	524.3	481.7	78.4	145.1	1,452.9
Acquisitions, dispositions, and other adjustments, net (2)	(1.7)	6.3	17.1	—	—	21.7
Impairment	—	—	—	—	(65.3)	(65.3)
Balance as of December 31, 2025
Goodwill (1)	361.7	530.6	756.2	78.4	1,676.0	3,402.9
Accumulated impairment losses (1)	(140.0)	—	(257.4)	—	(1,596.2)	(1,993.6)
	$221.7	$530.6	$498.8	$78.4	$79.8	$1,409.3
(1)    Gross goodwill balance and accumulated impairment losses reflected in “Other” include $1.47 billion associated with our single reporting unit (prior to September 30, 2008, our reporting unit reporting structure was comprised of a single reporting unit). Gross goodwill balance reflected in “Other” also includes amounts associated with the Collision Center, Parts Center, and Mobile Service reporting units, as applicable in a given period.
(2)    Includes amounts reclassified to held for sale and related adjustments, which are presented in Other Current Assets in our Consolidated Balance Sheets as of period end.
See Note 19 of the Notes to Consolidated Financial Statements for more information about our goodwill impairment test.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. As of December 31, 2025, we had $1.0 billion of franchise rights recorded on our Consolidated Balance Sheets, of which $193.6 million was related to Domestic stores, $265.8 million was related to Import stores, and $559.2 million was related to Premium Luxury stores.
See Note 19 of the Notes to Consolidated Financial Statements for more information about our franchise rights and other intangible assets impairment tests.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Variable lease payments
A majority of our lease agreements include fixed rental payments. Certain of our lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index (“CPI”). Payments based on a change in an index or a rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present information about our ROU assets, lease liabilities, total lease costs, cash flows arising from lease transactions, and other supplemental information for the years ended December 31, 2025 and 2024:

Leases	Classification	2025	2024
Assets
Operating	Operating lease assets	$456.4	$391.1
Finance	Property and equipment, net and Other assets	339.8	325.1
Total right-of-use assets		$796.2	$716.2

Liabilities
Current
Operating	Other current liabilities	$44.3	$48.1
Finance	Current maturities of long-term debt and Vehicle floorplan payable - trade	111.1	94.1
Noncurrent
Operating	Noncurrent operating lease liabilities	431.8	356.9
Finance	Long-term debt, net of current maturities	279.5	281.3
Total lease liabilities		$866.7	$780.4

Lease Term and Discount Rate	2025	2024
Weighted average remaining lease term
Operating	13 years	11 years
Finance	11 years	12 years
Weighted-average discount rate
Operating	5.79%	5.79%
Finance	4.17%	4.40%

Lease cost	Classification	2025	2024
Operating lease cost	Selling, general, and administrative expenses	$76.8	$71.1
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization	25.0	23.6
Interest on lease liabilities	Other interest expense and Floorplan interest expense	16.7	17.0
Short-term lease cost (1)	Selling, general, and administrative expenses	11.8	13.0
Variable lease cost	Selling, general, and administrative expenses	16.4	13.8
Sublease income	Selling, general, and administrative expenses	(4.8)	(4.6)
Net lease cost		$141.9	$133.9

(1) Includes leases with a term of one month or less.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$74.9	$68.0
Operating cash flows from finance leases (1)	$57.6	$62.4
Financing cash flows from finance leases	$17.0	$13.0
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$117.3	$45.9
Finance lease liabilities	$75.6	$38.0

(1) Includes the interest component of payments made on finance leases as well as principal payments on vehicle floorplan payables with trade lenders for certain service loaner vehicle leases.

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Year ending December 31,
2026	$65.6	$122.3
2027	66.7	29.9
2028	63.0	28.9
2029	61.4	26.2
2030	53.2	25.2
Thereafter	380.9	239.5
Total lease payments	690.8	472.0
Less: interest	(214.7)	(81.4)
Present value of lease liabilities	$476.1	$390.6

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt at December 31 consisted of the following:

Debt Description	Maturity Date	Interest Payable	2025	2024
4.5% Senior Notes	October 1, 2025	April 1 and October 1	$—	$450.0
3.8% Senior Notes	November 15, 2027	May 15 and November 15	300.0	300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.45% Senior Notes	January 15, 2029	January 15 and July 15	600.0	—
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	—
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2041		353.9	350.0
			3,803.9	3,150.0
Less: unamortized debt discounts and debt issuance costs			(24.4)	(17.9)
Less: current maturities			(74.7)	(518.5)
Long-term debt, net of current maturities			$3,704.8	$2,613.6

At December 31, 2025, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2026	$74.7
2027	319.7
2028	419.6
2029	617.8
2030	517.6
Thereafter	1,854.5
$3,803.9
Senior Unsecured Notes and Credit Agreement
On February 24, 2025, we issued $500.0 million aggregate principal amount of 5.89% Senior Notes due 2035, which were sold at 99.995% of the aggregate principal amount. In October 2025, we repaid the outstanding $450.0 million of 4.50% Senior Notes due 2025. On November 14, 2025, we issued $600.0 million aggregate principal amount of 4.45% Senior Notes due 2029, which were sold at 99.846% of the aggregate principal amount.
The interest rates payable on our 3.8% Senior Notes and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of December 31, 2025, we had no borrowings outstanding under our revolving credit

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.4 million at December 31, 2025, leaving a borrowing capacity under our credit agreement of $1.9 billion at December 31, 2025.
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
Other Long-Term Debt
At December 31, 2025, we had finance leases and other debt obligations of $353.9 million, which are due at various dates through 2041. See Note 10 of the Notes to Consolidated Financial Statements for more information related to finance lease obligations.
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
At December 31, 2025, we had $200.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.1% and a weighted-average remaining term of 2 days. At December 31, 2024, we had $630.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.9% and a weighted-average remaining term of 9 days.
Non-Recourse Debt
Non-recourse debt relates to financed auto loans receivable of our captive auto finance company funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Non-recourse debt outstanding at December 31, 2025 and 2024, consisted of the following:

	2025	2024
Warehouse facilities	$1,398.7	$801.5
Term securitization debt of consolidated VIEs	548.6	24.7
	1,947.3	826.2
Less: unamortized debt discounts and debt issuance costs	(2.7)	(0.2)
Less: current maturities	(63.8)	(28.3)
Non-recourse debt, net of current maturities	$1,880.8	$797.7
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
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. At December 31, 2025, our warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 4.7% at December 31, 2025, and 5.4% at December 31, 2024. The aggregate capacities under our warehouse facilities as of December 31, 2025, were as follows:

December 31, 2025
Warehouse facilities:
August 2026 expiration	$400.0
October 2026 expiration	300.0
December 2026 expiration	900.0
Aggregate capacity	$1,600.0
Unused capacity	$201.3
The remaining borrowing capacity of $201.3 million was limited to $1.3 million based on the eligible auto loans receivable that have been pledged as collateral. In January 2026, in conjunction with the issuance of non-recourse notes payable related to asset-backed term securitizations, the capacity of the warehouse facility with a December 2026 expiration was reduced from $900.0 million to $700.0 million. See Term Securitizations below for more information about the January 2026 asset-backed term securitization transaction.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
In May 2025, we issued $700.0 million in non-recourse notes payable related to asset-backed term securitizations (the AutoNation Finance Trust 2025-1). In July 2025, we repaid the outstanding balance of non-recourse notes payable of the CIG Auto Receivables Trust 2021-1. In 2025, non-recourse notes payable consisted of the following:

	Balance	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
AutoNation Finance Trust 2025-1 Class A-D	$548.6	$700.0	5/21/2025	4.62% to 5.63%	Various dates through Sep 2032
Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $25.5 million as of December 31, 2025, and $3.4 million as of December 31, 2024, and is included in Other Current Assets and Other Assets in our Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $551.1 million as of December 31, 2025, and $24.5 million as of December 31, 2024.
In January 2026, we issued non-recourse notes payable related to asset-backed term securitizations with an aggregate principal amount of $749.2 million, a weighted-average interest rate of 4.25%, and maturity dates ranging from 2027 to 2034.

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

	2025	2024	2023
Balance - January 1	$209.3	$200.4	$197.0
Add: Provisions	212.5	194.8	168.0
Deduct: Chargebacks	(204.5)	(185.9)	(164.6)
Balance - December 31	$217.3	$209.3	$200.4

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13. SELF-INSURANCE
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation.
At December 31, 2025 and 2024, current and long-term self-insurance liabilities were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2025	2024
Self-insurance - current portion	$60.1	$52.2
Self-insurance - long-term portion	63.5	68.0
Total self-insurance liabilities	$123.6	$120.2

14. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2025	2024	2023
Current:
Federal	$182.2	$185.8	$245.6
State	47.5	45.1	64.9
Deferred:
Federal	10.1	(2.4)	19.2
State	(1.2)	(1.4)	(0.2)
Change in valuation allowance, net	0.8	1.3	1.0
Adjustments and settlements	(4.0)	(3.9)	(0.5)
Income tax provision	$235.4	$224.5	$330.0

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2025	%	2024	%	2023	%
Income tax provision at statutory rate	$185.7	21.0	$192.5	21.0	$283.5	21.0
Nontaxable or nondeductible items:
Goodwill	13.9	1.6	—	—	—	—
Other	4.1	0.5	4.5	0.5	0.5	—
State and local income taxes, net of federal benefit (1)	35.8	4.0	35.5	3.9	53.4	4.0
	239.5	27.1	232.5	25.4	337.4	25.0
Change in valuation allowance, net	0.8	0.1	1.3	0.1	1.0	0.1
Changes to unrecognized tax benefits	(4.0)	(0.5)	(3.7)	(0.4)	(0.5)	—
Federal and state tax credits	(1.0)	(0.1)	(2.9)	(0.3)	(2.8)	(0.2)
Other, net	0.1	—	(2.7)	(0.3)	(5.1)	(0.5)
Income tax provision	$235.4	26.6	$224.5	24.5	$330.0	24.4

(1) Primarily comprised of state income taxes in California and Florida, net of the related federal benefit.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income tax cash payments, net of refunds for the years ended December 31 are as follows:

	2025	2024	2023
Federal	$247.0	$112.0	$238.0
State and Local:
California	18.7	14.5	20.4
Florida	13.6	11.0	18.5
Other	16.2	11.2	23.9
	$48.5	$36.7	$62.8
Total income taxes paid, net of refunds	$295.5	$148.7	$300.8

Deferred income tax asset and liability components at December 31 are as follows:

	2025	2024
Deferred income tax assets:
Inventory	$30.6	$32.4
Warranty, chargeback, and self-insurance liabilities	80.5	78.6
Other accrued liabilities	37.4	32.7
Deferred compensation	38.6	33.9
Stock-based compensation	8.8	8.9
Lease liabilities	176.9	159.6
Loss carryforwards— federal and state	16.2	19.1
Software development costs	2.6	25.1
Other, net	8.3	4.9
Total deferred income tax assets	399.9	395.2
Valuation allowance	(9.1)	(8.3)
Deferred income tax assets, net of valuation allowance	390.8	386.9
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(312.2)	(312.9)
Right-of-use assets	(160.7)	(145.0)
Other, net	(12.0)	(12.1)
Total deferred income tax liabilities	(484.9)	(470.0)
Net deferred income tax liabilities	$(94.1)	$(83.1)
Our net deferred tax liability of $94.1 million as of December 31, 2025, and $83.1 million as of December 31, 2024, is classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes payable included in Other Current Liabilities totaled $2.6 million at December 31, 2025 and $69.0 million at December 31, 2024.
At December 31, 2025, we had a $28.5 million gross domestic federal net operating loss carryforward, $192.6 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $0.6 million of state tax credits. The federal net operating loss carryforward and $48.7 million of state net operating loss carryforwards have no expiration. The state tax credits and $143.9 million of state net operating loss carryforwards expire from 2026 through 2045.
The federal and state loss carryforwards and state tax credits result in a deferred tax asset of $16.2 million.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. At December 31, 2025, we had $9.1 million of valuation allowance related to state net operating loss carryforwards. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2021. Currently, no tax years are under examination by the IRS and tax years from 2021 to 2023 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Balance at January 1	$5.9	$5.1	$5.5
Additions based on tax positions related to the current year	0.6	—	—
Additions for tax positions of prior years	2.4	2.5	1.2
Reductions for tax positions of prior years	—	—	—
Reductions for expirations of statute of limitations	(1.9)	(1.7)	(1.6)
Settlements	(0.4)	—	—
Balance at December 31	$6.6	$5.9	$5.1
We had accumulated interest and penalties associated with these unrecognized tax benefits of $2.2 million at December 31, 2025, $7.6 million at December 31, 2024, and $10.7 million at December 31, 2023. We additionally had a deferred tax asset of $1.8 million at December 31, 2025, $3.0 million at December 31, 2024, and $3.6 million at December 31, 2023, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $7.0 million at December 31, 2025, $10.5 million at December 31, 2024, and $12.2 million at December 31, 2023, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
It is our policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized a benefit of $4.0 million during 2025, a benefit of $2.3 million during 2024, and an expense of $0.8 million during 2023 related to interest and penalties (each net of tax effect) as part of the provision for income taxes in the Consolidated Statements of Income.

15. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	2025	2024	2023
Shares repurchased	4.1	2.9	6.4
Aggregate purchase price(1)	$784.8	$460.0	$863.6
Average purchase price per share	$193.33	$160.86	$134.68

(1) Excludes the excise tax accrual imposed under the Inflation Reduction Act of $7.4 million for 2025, $4.2 million for 2024, and $8.1 million for 2023.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2025, $1.1 billion remained available under our stock repurchase limit most recently authorized by our Board of Directors. From January 1, 2026 through February 10, 2026, we repurchased 0.6 million shares of common stock for an aggregate purchase price of $128.7 million (average purchase price per share of $212.01).
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
The following table presents a summary of shares of common stock issued in connection with the settlement of RSUs, as well as shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the settlement of RSUs:

	2025	2024	2023
Shares issued	0.3	0.4	0.6
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.1	0.1	0.2

16. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”) provides for the grant of RSUs, restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. A maximum of 5.5 million shares may be issued under the 2017 Plan.
The AutoNation, Inc. 2024 Non-Employee Director Equity Plan (the “2024 Director Plan”) provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, and other stock-based awards to our non-employee directors. A maximum of 400,000 shares may be issued under the 2024 Director Plan.
Restricted Stock Units
On January 2, 2025, each of our non-employee directors received a grant of 1,497 RSUs under the 2024 Director Plan. RSUs granted to our non-employee directors are fully vested on the grant date and are settled in shares of the Company’s common stock on the first trading day of February in the third year following the grant date, unless the non-employee director elects to defer delivery in accordance with the terms of the award and the 2024 Director Plan. Settlement of the RSUs will be accelerated in certain circumstances as provided in the terms of the award and the 2024 Director Plan, including in the event the non-employee director ceases to serve as a non-employee director of the Company. Compensation cost is recognized on the grant date and is based on the closing price of our common stock on the grant date.
In 2025, our Board’s Compensation Committee approved a maximum annual grant to employees of 0.5 million RSUs including time-based RSUs, performance-based RSUs, and market-based RSUs, which will vest as described below. We account for forfeitures of stock-based awards as they occur.
Time-based RSUs vest in equal installments generally over three years. The fair value of each time-based RSU is based on the closing price of our common stock on the date of grant. Compensation cost for time-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible.
Performance-based RSUs cliff vest after three years subject to the achievement of a targeted measure of return on invested capital over a three-year period. The fair value of each performance-based RSU is based on the closing price of our common stock on the date of grant. Compensation cost for performance-based RSUs is based on the expected achievement level of the performance goals, which is evaluated over the performance period, and recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible.
Market-based RSUs generally cliff vest after three years subject to a measure of total shareholder return over a three-year period relative to the shareholder return for a predefined group of companies. The fair value of each annual grant market-based RSU is based on a Monte Carlo simulation model on the date of grant using the following assumptions:

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2025	2024	2023
Risk-free interest rate	3.90%	4.31%	4.60%
Expected volatility	36.49%	40.28%	42.89%
Dividend yield	—	—	—
In 2025, we also provided a one-time grant of market-based RSUs to our Chief Executive Officer that cliff vest after five years subject to a measure of stock price performance targets. The fair value of the one-time grant is based on a Monte Carlo simulation model on the date of grant using the following assumptions:

2025
Risk-free interest rate	3.99%
Expected volatility	39.04%
Dividend yield	—
Compensation cost for market-based RSUs is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible, regardless of whether the market condition is satisfied.
The following table summarizes information about vested and nonvested RSUs for 2025:

	RSUs
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1	0.9	$140.18
Granted	0.5	$176.41
Vested	(0.3)	$111.52
Forfeited	(0.1)	$167.17
Nonvested at December 31	1.0	$169.11
The weighted average grant-date fair value of RSUs and total fair value of RSUs vested are summarized in the following table:

	2025	2024	2023
Weighted average grant-date fair value of RSUs granted	$176.41	$171.84	$139.11
Total fair value of RSUs vested (in millions)	$56.5	$54.8	$76.0
The following table summarizes the total stock-based compensation expense related to RSUs recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2025	2024	2023
Stock-based compensation expense	$46.5	$36.5	$39.7
Tax benefit related to stock-based compensation expense	$4.6	$4.1	$4.5
Tax benefits related to vesting of RSUs and stock options exercised were $7.5 million in 2025, $6.9 million in 2024, and $9.0 million in 2023.
As of December 31, 2025, there was $47.6 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.13 years.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Options
Prior to 2017, we granted non-qualified stock options with a term of 10 years from the date of grant that vested in equal installments over four years. All stock options were fully vested as of December 31, 2020. The intrinsic value of stock options exercised was $1.6 million during 2025, $1.0 million during 2024, and $3.5 million during 2023. We had no stock options outstanding as of December 31, 2025.

17. ACQUISITIONS AND DIVESTITURES
During 2025, we purchased one Domestic store, two Import stores, and two Premium Luxury stores. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital amounts and residual goodwill. During 2024, we did not purchase any stores. During 2023, we acquired a mobile automotive repair and maintenance business, and we also purchased one Domestic store, five Import stores, and one Premium Luxury store. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition.
The acquisitions completed in 2025 and 2023 were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the respective full years ended December 31, 2025 and 2023, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
During 2025, we divested one Domestic store and one Import store for aggregate proceeds of $16.1 million and recognized net gains of $1.7 million related to these divestitures. During 2024, we divested seven Domestic stores and one Import store for aggregate proceeds of $156.0 million and recognized a net gain of $53.9 million related to these divestitures. During 2023, we divested one Domestic store for aggregate proceeds of $23.2 million and recognized a net gain of $6.1 million related to this divestiture. These gains are included in Other Income, Net (within Operating Income) in our Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

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

	Years Ended December 31,
	2025	2024
Cash and cash equivalents	$58.6	$59.8
Restricted cash included in Other Current Assets	25.3	41.7
Restricted cash included in Other Assets	1.9	1.9
Total cash, cash equivalents, and restricted cash	$85.8	$103.4
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $21.5 million at December 31, 2025, $18.4 million at December 31, 2024, and $38.7 million at December 31, 2023.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Interest Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $353.4 million in 2025, $392.0 million in 2024, and $310.3 million in 2023.

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
•Investments in Equity Securities: Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs, which totaled $12.8 million at December 31, 2025, and $20.0 million at December 31, 2024.
Our equity investments that do not have a readily determinable fair value are measured using the measurement alternative as permitted by accounting standards and were recorded at cost, to be subsequently adjusted for observable price changes. The carrying amount of our equity investments without a readily determinable fair value was $50.8 million at December 31, 2025, and $49.8 million at December 31, 2024. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $3.4 million based on observable price changes. We did not record any upward or downward adjustments or impairments during the year ended December 31, 2025. In February 2026, we identified an observable price change for one of our equity investments without a readily determinable fair value and estimate that an upward adjustment of approximately $50 million will be recorded in the first quarter of 2026 based on the observable price change.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is the portion of unrealized gains recognized during the years ended December 31, 2025 and 2024, related to equity securities still held at December 31:

	2025	2024
Net gains (losses) recognized during the period on equity securities	$(7.9)	$(7.0)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(7.9)	$(7.0)
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes at December 31 is as follows:

	2025	2024
Carrying value	$3,425.6	$2,782.1
Fair value	$3,357.7	$2,578.6
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
The following table presents assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2025 and 2024:

	2025		2024
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Equity investment	$—	$—	$48.3	$(8.4)
Goodwill	$75.2	$(65.3)	$—	$—
Franchise rights	$42.7	$(93.7)	$—	$(12.5)
Other intangible assets	$—	$(28.3)	$—	$—
Right-of-use assets	$—	$(2.0)	$—	$—
Long-lived assets held and used	$13.5	$(5.0)	$—	$(9.3)
Long-lived assets held for sale	$23.5	$(2.6)	$—	$—
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

amounts. For our Mobile Service reporting unit, which relates to the mobile automotive repair and maintenance start-up business we acquired in the first quarter of 2023, we elected to perform a quantitative goodwill impairment test as of April 30, 2025.
As a result of the quantitative test, we determined that the fair value of the Mobile Service reporting unit was less than its carrying value and we recorded a non-cash goodwill impairment charge of $65.3 million during the second quarter of 2025. The decline in the fair value of the Mobile Service reporting unit reflects updated expectations of performance, which resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. The non-cash impairment charge is reflected as Goodwill Impairment in the accompanying Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
We elected to perform quantitative franchise rights impairment tests for our annual impairment tests as of April 30, 2024, and no impairment charges resulted from these quantitative tests.
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
During the fourth quarter of 2025, we concluded that a triggering event had occurred that indicated the fair values of franchise rights for one Domestic store and two Import stores may have been less than their carrying values. During the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

fourth quarter of 2024, we concluded that a triggering event had occurred that indicated the fair values of franchise rights for one Domestic store and one Import store may have been less than their carrying values. Therefore, we performed quantitative franchise rights impairment tests for these stores during the fourth quarters of 2025 and 2024, respectively. As a result of the quantitative tests, we determined the franchise rights carrying values for these stores exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $22.0 million during the fourth quarter of 2025 and $12.5 million during the fourth quarter of 2024.
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
Additionally, during the fourth quarter of 2025, we concluded that a triggering event had occurred that indicated the fair values of certain customer relationship and other intangible assets may have been less than their carrying values. Therefore, we performed impairment tests for these intangible assets during the fourth quarter of 2025 and determined the intangible assets were fully impaired and recorded non-cash impairment charges of $28.3 million during the fourth quarter of 2025. The non-cash impairment charges are included in Other Income, Net in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-Lived Assets and Right-of-Use Assets
Fair value measurements for our long-lived assets and right-of-use assets are based on Level 3 inputs. Changes in fair value measurements are reviewed and assessed each quarter for properties classified as held for sale, or when an indicator of impairment exists for properties and disposal groups classified as held and used or for right-of-use assets. The valuation process is generally based on a combination of the market and replacement cost approaches. In certain cases, fair value measurements are based on pending agreements to sell the related assets.
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
We recorded non-cash impairment charges related to long-lived assets held and used of $5.0 million in 2025, $9.3 million in 2024, and $2.9 million in 2023. In 2025, we also recorded non-cash impairment charges related to assets held for sale of $2.6 million and right-of-use assets of $2.0 million. We did not record any non-cash impairment charges related to assets held for sale and right-of-use assets in 2024 and 2023. These non-cash impairment charges are included in Other Income, Net in our Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $65.0 million as of December 31, 2025 and $23.6 million as of December 31, 2024, primarily related to inventory, goodwill, and property of disposal groups held for sale, as well as property held for sale. Assets held for sale are included in Other Current Assets in our Consolidated Balance Sheets.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at April 30, 2025	Valuation Technique	Unobservable Input	Range (Average)
Franchise rights	$42.7	Discounted cash flow	Weighted average cost of capital	8.9% - 9.1% (9.0%)
			Discount rate	9.6% - 11.3% (10.4%)
			Long-term revenue growth rate	2.0%
			Long-term pretax loss margin	—% - 5.9% (2.4%)
			Contributory asset charges	5.1% - 8.4% (6.2%)

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
As of December 31, 2025 and 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Other Matters
In connection with the CDK outage previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in the first quarter of 2025, we submitted claims under our cybersecurity insurance policies seeking recovery for business interruption and related losses caused by the CDK outage. We received insurance recoveries of $40.0 million in the third quarter of 2025 and an additional $40 million in the fourth quarter of 2025 in connection with the CDK outage.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $4 million at December 31, 2025. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2025, surety bonds, letters of credit, and cash deposits totaled $115.5 million, of which $0.4 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

21. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2025, approximately 65% of our total revenue was generated by our stores in Florida, Texas, and California. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $230.6 million at December 31, 2025, and $267.1 million at December 31, 2024. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold in 2025, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As a result, we are subject to a concentration of risk, and our business could be materially adversely impacted by the financial distress, including bankruptcy, of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to concentration risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of an outage that impacted our results of operations during 2024.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the United States. Consequently, at December 31, 2025, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

22. SEGMENT INFORMATION
At December 31, 2025, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
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
The following tables provide segment revenues and segment expenses that align with the segment-level information that is regularly provided to our CODM:

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$7,474.4	$8,423.3	$10,333.6		$26,231.3
Corporate and other					1,400.1
Total consolidated revenues					27,631.4
Less segment expenses:
Cost of sales:
New vehicle	3,754.4	4,200.2	4,882.0
Used vehicle	1,921.0	2,039.0	2,741.7
Parts and service	605.9	677.6	830.0
Other	0.6	13.6	0.2
Total cost of sales	6,281.9	6,930.4	8,453.9
Selling, general and administrative expenses:
Compensation	500.8	598.1	658.4
Advertising	70.3	94.4	67.3
Store overhead	187.2	221.2	313.4
Total selling, general, and administrative expenses	758.3	913.7	1,039.1
Depreciation and amortization	41.7	50.8	82.0
Floorplan interest expense	70.4	38.4	73.6
Other income(2)	(0.1)	(0.1)	(0.1)
Franchised dealerships - segment income	$322.2	$490.1	$685.1		1,497.4

AutoNation Finance:
Interest fee income				$206.0
Interest expense				(76.3)
Provision for credit losses				(79.2)
Direct expenses(3)				(40.7)
AutoNation Finance income (loss)				$9.8	9.8
Corporate and other					(456.1)
Other interest expense					(180.0)
Other income, net					13.4
Income from continuing operations before income taxes					$884.5

(1) See Note 2 of the Notes to Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$7,140.3	$8,156.9	$10,139.9		$25,437.1
Corporate and other					1,328.3
Total consolidated revenues					26,765.4
Less segment expenses:
Cost of sales:
New vehicle	3,389.2	4,066.2	4,816.8
Used vehicle	1,963.9	2,029.9	2,685.2
Parts and service	632.1	609.5	784.2
Other	5.6	13.7	0.1
Total cost of sales	5,990.8	6,719.3	8,286.3
Selling, general and administrative expenses:
Compensation	497.2	575.8	648.4
Advertising	68.7	83.8	54.8
Store overhead	200.5	217.7	306.5
Total selling, general, and administrative expenses	766.4	877.3	1,009.7
Depreciation and amortization	44.3	43.9	79.6
Floorplan interest expense	84.0	39.9	88.7
Other income(2)	(0.1)	(0.1)	(0.1)
Franchised dealerships - segment income	$254.9	$476.6	$675.7		1,407.2

AutoNation Finance:
Interest fee income				$118.4
Interest expense				(39.8)
Provision for credit losses				(57.5)
Direct expenses(3)				(37.8)
Gain on sale of auto loans receivable				7.4
AutoNation Finance income (loss)				$(9.3)	(9.3)
Corporate and other					(311.3)
Other interest expense					(179.7)
Other income, net					9.8
Income from continuing operations before income taxes					$916.7

(1) See Note 2 of the Notes to Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2023
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$7,573.2	$7,880.9	$10,266.4		$25,720.5
Corporate and other					1,228.4
Total consolidated revenues					26,948.9
Less segment expenses:
Cost of sales:
New vehicle	3,301.6	3,644.3	4,759.6
Used vehicle	2,303.5	2,073.3	2,803.3
Parts and service	667.4	591.9	752.1
Other	1.5	24.3	1.0
Total cost of sales	6,274.0	6,333.8	8,316.0
Selling, general and administrative expenses:
Compensation	515.2	578.6	646.2
Advertising	65.6	76.1	55.0
Store overhead	202.2	196.8	281.9
Total selling, general, and administrative expenses	783.0	851.5	983.1
Depreciation and amortization	43.6	39.2	76.9
Floorplan interest expense	57.3	21.5	53.9
Other income(2)	(0.1)	(0.1)	—
Franchised dealerships - segment income	$415.4	$635.0	$836.5		1,886.9

AutoNation Finance:
Interest fee income				$84.0
Interest expense				(20.8)
Provision for credit losses				(45.9)
Direct expenses(3)				(39.3)
Gain on sale of auto loans receivable				8.1
AutoNation Finance income (loss)				$(13.9)	(13.9)
Corporate and other					(365.8)
Other interest expense					(181.4)
Other income, net					24.4
Income from continuing operations before income taxes					$1,350.2

(1) See Note 2 of the Notes to Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables provide information on floorplan interest expense, depreciation and amortization, capital expenditures, and total assets:

	Year Ended December 31, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Corporate and other	Total
Floorplan interest expense	$70.4	$38.4	$73.6	$—	$6.4	$188.8
Depreciation and amortization	$41.7	$50.8	$82.0	$—	$76.9	$251.4
Capital expenditures	$36.7	$81.2	$96.3	$0.7	$97.7	$312.6
Segment assets(1)	$2,360.0	$2,209.3	$3,611.2	$2,185.7	$4,026.0	$14,392.2

	Year Ended December 31, 2024
	Domestic	Import	Premium Luxury	AutoNation Finance	Corporate and other	Total
Floorplan interest expense	$84.0	$39.9	$88.7	$—	$6.3	$218.9
Depreciation and amortization	$44.3	$43.9	$79.6	$—	$72.9	$240.7
Capital expenditures	$46.5	$85.7	$56.8	$1.1	$117.9	$308.0
Segment assets(1)	$2,297.9	$2,029.9	$3,696.0	$1,114.4	$3,863.5	$13,001.7

	Year Ended December 31, 2023
	Domestic	Import	Premium Luxury	AutoNation Finance	Corporate and other	Total
Floorplan interest expense	$57.3	$21.5	$53.9	$—	$12.0	$144.7
Depreciation and amortization	$43.6	$39.2	$76.9	$—	$60.8	$220.5
Capital expenditures	$102.0	$106.6	$69.4	$0.5	$137.5	$416.0
Segment assets(1)	$2,416.5	$1,907.9	$3,403.8	$430.5	$3,821.3	$11,980.0

(1) “Corporate and other” includes goodwill and franchise rights, as well as capital expenditures for active construction projects, which are reflected in segment assets upon completion of the related project.

23. MULTIEMPLOYER PENSION PLANS
Four of our 245 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
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
Two of the multiemployer pension plans in which we participate are designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in these plans for the year ended December 31, 2025, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2025 and 2024 is based on information that

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

we received from the plans and is certified by each plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plans are subject. A rehabilitation plan has been implemented for each plan. In the third quarter of 2024, we divested one store that participated in a multiemployer pension plan. There have been no other significant changes that affect the comparability of 2025, 2024, and 2023 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension Plan Number	2025	2024	2025	2024	2023	Surcharge Imposed (2)
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$1.3	$1.2	$1.2	Yes	(3)
IAM National Pension Fund	51-6031295- 002	Red	Red	0.1	0.2	0.2	Yes	(4)
Other funds				0.1	—	0.1
Total contributions				$1.5	$1.4	$1.5
(1)    Our stores were not listed in the Automotive Industries Pension Plan’s or IAM National Pension Fund’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2024 or 2023.
(2)    We paid surcharges to the Automotive Industries Pension Plan of $0.6 million, $0.6 million, and $0.6 million in 2025, 2024, and 2023 respectively. Surcharges to the IAM National Pension Fund were de minimis.
(3)    We are party to three collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan each with an expiration date of June 30, 2027.
(4)    We are party to one collective-bargaining agreement that requires contributions to the IAM National Pension Fund with an expiration date of August 31, 2028.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our independent registered public accounting firm, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
As permitted by the Securities and Exchange Commission, management elected to exclude the three automotive dealership stores acquired in the third and fourth quarters of 2025 from its assessment of internal control over financial reporting as of December 31, 2025, as there was not an adequate amount of time between the acquisition dates and the date of management’s assessment. The aggregate total assets and total revenue of these acquired stores included in our consolidated financial statements as of and for the year ended December 31, 2025, represented less than 1.71% of our consolidated total assets and less than 0.26% of our consolidated total revenue.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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
February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL MANLEY	Chief Executive Officer and Director	February 12, 2026
Michael Manley	(Principal Executive Officer)

/S/ THOMAS A. SZLOSEK	Executive Vice President and Chief	February 12, 2026
Thomas A. Szlosek	Financial Officer (Principal Financial Officer)

/S/ KIMBERLY R. DEES	Senior Vice President and Chief Accounting	February 12, 2026
Kimberly R. Dees	Officer (Principal Accounting Officer)

/S/ RICK L. BURDICK	Chairman of the Board	February 12, 2026
Rick L. Burdick

/S/ CLAIRE BENNETT	Director	February 12, 2026
Claire Bennett

/S/ DAVID B. EDELSON	Director	February 12, 2026
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 12, 2026
Robert R. Grusky

/S/ NORMAN K. JENKINS	Director	February 12, 2026
Norman K. Jenkins

/S/ LISA LUTOFF-PERLO	Director	February 12, 2026
Lisa Lutoff-Perlo

/S/ G. MIKE MIKAN	Director	February 12, 2026
G. Mike Mikan

/S/ JACQUELINE A. TRAVISANO	Director	February 12, 2026
Jacqueline A. Travisano

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	4/26/24
3.2	Amended and Restated By-Laws of AutoNation, Inc.	10-Q	001-13107	3.1	7/21/23
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated November 10, 2017, relating to the Company’s 3.8% Senior Notes due 2027.	8-K	001-13107	4.4	11/13/17
4.3	Form of 3.8% Senior Notes due 2027 (included in Exhibit 4.4).	8-K	001-13107	4.4	11/13/17
4.4	Supplemental Indenture to 2010 Indenture, dated May 22, 2020, relating to the Company’s 4.75% Senior Notes due 2030.	8-K	001-13107	4.2	5/22/20
4.5	Form of 4.75% Senior Notes due 2030 (included in Exhibit 4.6).	8-K	001-13107	4.2	5/22/20
4.6	Supplemental Indenture to 2010 Indenture, dated July 29, 2021, relating to the Company’s 1.95% Senior Notes due 2028 and 2.4% Senior Notes due 2031.	8-K	001-13107	4.2	7/29/21
4.7	Form of 1.95% Senior Notes due 2028 (included in Exhibit 4.8).	8-K	001-13107	4.2	7/29/21
4.8	Form of 2.4% Senior Notes due 2031 (included in Exhibit 4.8).	8-K	001-13107	4.2	7/29/21
4.9	Supplemental Indenture to 2010 Indenture, dated February 28, 2022, relating to the Company’s 3.85% Senior Notes due 2032.	8-K	001-13107	4.2	3/1/22
4.10	Form of 3.85% Senior Notes due 2032 (included in Exhibit 4.11).	8-K	001-13107	4.2	3/1/22
4.11	Supplemental Indenture to 2010 Indenture, dated February 24, 2025, relating to the Company’s 5.89% Senior Notes due 2035.	8-K	001-13107	4.2	2/24/25
4.12	Form of 5.89% Senior Notes due 2035 (included in Exhibit 4.11).	8-K	001-13107	4.2	2/24/25
4.13	Supplemental Indenture to 2010 Indenture, dated November 14, 2025, relating to the Company’s 4.45% Senior Notes due 2029.	8-K	001-13107	4.2	11/14/25
4.14	Form of 4.45% Senior Notes due 2029 (included in Exhibit 4.13).	8-K	001-13107	4.2	11/14/25
4.15	Description of Registrant’s Securities.	10-K	001-13107	4.13	2/14/25
10.1	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	10-K	001-13107	10.1	2/14/25
10.2	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (the “2014 Director Plan”).	10-Q	001-13107	10.6	4/18/14
10.3	Terms of Non-Employee Director Restricted Stock Units granted under the 2014 Director Plan.	10-Q	001-13107	10.2	7/17/14
10.4	Amendment to the 2014 Director Plan, effective as of January 31, 2017.	10-Q	001-13107	10.1	4/25/17
10.5	AutoNation, Inc. 2024 Non-Employee Director Equity Plan.	10-Q	001-13107	10.1	4/26/24
10.6	Terms of Non-Employee Director Restricted Stock Units granted under the 2024 Director Plan.	10-Q	001-13107	10.1	4/25/25
10.7	AutoNation, Inc. 2017 Employee Equity and Incentive Plan (the “2017 Plan”).	8-K	001-13107	10.1	4/21/17

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.8	Form of AutoNation, Inc. Stock Unit Awards Agreement under the 2017 Plan prior to 2022.	10-Q	001-13107	10.1	5/1/18
10.9	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2022.	10-Q	001-13107	10.1	4/21/22
10.10	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2023 and 2024.	10-Q	001-13107	10.2	4/20/23
10.11	Form of AutoNation, Inc. Stock Unit Award Agreement under the 2017 Plan for grants in 2025.	10-Q	001-13107	10.2	4/25/25
10.12	AutoNation, Inc. Stock Unit Awards Agreement, dated as of March 1, 2025, by and between the Company and Michael Manley.	10-Q	001-13107	10.3	4/25/25
10.13	AutoNation, Inc. Executive Severance Plan, adopted as of April 18, 2018.	10-Q	001-13107	10.2	5/1/18
10.14	Employment Agreement, dated as of September 9, 2021, by and between AutoNation, Inc. and Michael Manley.	8-K	001-13107	10.1	9/21/21
10.15	Amendment to Employment Agreement, dated September 1, 2023, by and between AutoNation, Inc. and Michael Manley.	10-Q	001-13107	10.3	10/27/23
10.16	Letter Agreement, dated as of February 10, 2022, by and between AutoNation, Inc. and Gianluca Camplone.	10-Q	001-13107	10.2	4/21/22
10.17	Letter Agreement, dated as of August 12, 2022, by and between AutoNation, Inc. and Lisa Esparza.	10-Q	001-13107	10.2	10/27/22
10.18	Letter Agreement, dated as of May 9, 2023, by and between AutoNation, Inc. and Thomas Szlosek.	8-K	001-13107	10.1	5/16/23
10.19	Letter Agreement, dated September 12, 2023, by and between AutoNation, Inc. and Jeff Parent.	8-K	001-13107	10.1	9/22/23
10.20	Amended and Restated Credit Agreement, dated July 18, 2023, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	10-Q	001-13107	10.1	7/21/23
10.21	Form of Commercial Paper Dealer Agreement between AutoNation, Inc., as Issuer, and the Dealer party thereto.	8-K	001-13107	10.2	3/26/20
19.1	AutoNation, Inc. Amended and Restated Insider Trading Policy.	10-K	001-13107	4.13	2/14/25
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
97.1	AutoNation, Inc. Amended and Restated Policy Regarding Recoupment of Certain Incentive Compensation.	10-K	001-13107	97.1	2/16/24

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith
**    Furnished herewith
Exhibits 10.1 through 10.19 and Exhibit 97.1 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.