Form 10-Q
period 2026-03-31
AUTONATION, INC.
filed 2026-05-01
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of April 29, 2026, the registrant had 33,461,495 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65.5	$58.6
Receivables, net	829.2	948.4
Inventory	3,444.4	3,404.9
Other current assets	241.0	235.8
Total Current Assets	4,580.1	4,647.7
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $101.3 million and $95.4 million, respectively	2,371.2	2,140.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.5 billion and $2.5 billion, respectively	3,949.8	3,956.2
OPERATING LEASE ASSETS	441.1	456.4
GOODWILL	1,407.4	1,409.3
OTHER INTANGIBLE ASSETS, NET	1,028.6	1,028.9
OTHER ASSETS	845.1	753.5
Total Assets	$14,623.3	$14,392.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,102.8	$2,200.6
Vehicle floorplan payable - non-trade	1,656.2	1,627.7
Accounts payable	376.9	369.9
Commercial paper	320.0	200.0
Current maturities of long-term debt	74.8	74.7
Current portion of non-recourse debt	77.4	63.8
Other current liabilities	1,018.3	1,003.9
Total Current Liabilities	5,626.4	5,540.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,721.1	3,704.8
NON-RECOURSE DEBT, NET OF CURRENT PORTION	2,108.2	1,880.8
NONCURRENT OPERATING LEASE LIABILITIES	418.4	431.8
DEFERRED INCOME TAXES	112.9	94.1
OTHER LIABILITIES	409.4	399.0
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at March 31, 2026, and December 31, 2025, including shares held in treasury	0.6	0.6
Additional paid-in capital	7.0	32.0
Retained earnings	6,171.0	5,976.1
Treasury stock, at cost; 29,648,877 and 28,362,366 shares held, respectively	(3,951.7)	(3,667.6)
Total Shareholders’ Equity	2,226.9	2,341.1
Total Liabilities and Shareholders’ Equity	$14,623.3	$14,392.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
New vehicle	$3,011.0	$3,248.1
Used vehicle	1,963.8	1,922.4
Parts and service	1,220.9	1,164.0
Finance and insurance, net	352.0	352.5
Other	4.4	3.4
TOTAL REVENUE	6,552.1	6,690.4
Cost of sales:
New vehicle	2,866.5	3,073.2
Used vehicle	1,842.4	1,797.9
Parts and service	627.5	596.3
Other	4.6	3.1
TOTAL COST OF SALES	5,341.0	5,470.5
Gross profit:
New vehicle	144.5	174.9
Used vehicle	121.4	124.5
Parts and service	593.4	567.7
Finance and insurance	352.0	352.5
Other	(0.2)	0.3
TOTAL GROSS PROFIT	1,211.1	1,219.9
AUTONATION FINANCE INCOME	9.4	0.1
Selling, general, and administrative expenses	842.2	821.9
Depreciation and amortization	63.0	61.8
Other expense, net	1.0	0.3
OPERATING INCOME	314.3	336.0
Non-operating income (expense) items:
Floorplan interest expense	(41.8)	(46.5)
Other interest expense	(48.0)	(42.3)
Other income (loss), net	51.2	(13.2)
INCOME BEFORE INCOME TAXES	275.7	234.0
Income tax provision	70.3	58.5
NET INCOME	$205.4	$175.5
BASIC EARNINGS PER SHARE:
Earnings per share	$5.92	$4.50
Weighted average common shares outstanding	34.7	39.0
DILUTED EARNINGS PER SHARE:
Earnings per share	$5.85	$4.45
Weighted average common shares outstanding	35.1	39.4
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	33.9	37.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	63,562,149	$0.6	$32.0	$5,976.1	$(3,667.6)	$2,341.1
Net income	—	—	—	205.4	—	205.4
Repurchases of common stock, including excise tax	—	—	—	—	(302.6)	(302.6)
Stock-based compensation expense	—	—	17.3	—	—	17.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(42.3)	—	18.5	(23.8)
Cumulative effect of change in accounting principle - internal-use software	—	—	—	(10.5)	—	(10.5)
BALANCE AT MARCH 31, 2026	63,562,149	$0.6	$7.0	$6,171.0	$(3,951.7)	$2,226.9

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	63,562,149	$0.6	$20.3	$5,331.8	$(2,895.4)	$2,457.3
Net income	—	—	—	175.5	—	175.5
Repurchases of common stock, including excise tax	—	—	—	—	(226.6)	(226.6)
Stock-based compensation expense	—	—	16.7	—	—	16.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(33.7)	(4.8)	18.8	(19.7)
BALANCE AT MARCH 31, 2025	63,562,149	$0.6	$3.3	$5,502.5	$(3,103.2)	$2,403.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2026	2025
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$205.4	$175.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63.0	61.8
Amortization of debt issuance costs and accretion of debt discounts	2.8	2.0
Stock-based compensation expense	17.3	16.7
Provision for credit losses on auto loans receivable	19.6	19.2
Deferred income tax provision	22.2	2.9
(Gain) loss on equity investments	(54.0)	11.5
Loss on corporate-owned life insurance asset	2.9	1.9
Other	0.9	(1.7)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	119.2	43.0
Auto loans receivable, net	(253.5)	(365.4)
Inventory	(43.9)	169.2
Other assets	(2.9)	29.8
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	(102.2)	(186.5)
Accounts payable	8.5	(45.4)
Other liabilities	16.9	13.0
Net cash provided by (used in) operating activities	22.2	(52.5)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(56.4)	(75.2)
Cash received from business divestitures, net of cash relinquished	12.7	—
Cash paid for business acquisitions, net of cash acquired	—	(69.6)
Collections on auto loans receivable acquired through third-party dealers	2.9	5.7
Investments in equity securities	(11.5)	—
Other	3.4	3.0
Net cash used in investing activities	(48.9)	(136.1)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(301.0)	(220.6)
Proceeds from 5.89% Senior Notes due 2035	—	500.0
Net proceeds from (payments of) commercial paper	120.0	(290.0)
Proceeds from non-recourse debt	1,102.2	407.0
Payments of non-recourse debt	(858.5)	(153.0)
Payment of debt issuance costs	(3.4)	(4.9)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	36.3	(0.9)
Payments of other debt obligations	(5.0)	(3.3)
Payments of tax withholdings for stock-based awards	(23.8)	(19.9)
Proceeds from the exercise of stock options	—	0.2
Net cash provided by financing activities	66.8	214.6
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	40.1	26.0
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	85.8	103.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$125.9	$129.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of March 31, 2026, we owned and operated 324 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, BMW, Stellantis, and Volkswagen (including Audi and Porsche). As of March 31, 2026, we also owned and operated 52 AutoNation-branded collision centers, 25 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
Capitalization of Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, that amends the accounting guidance on the timing of capitalization of internally-developed software costs by removing references to software development stages, and provides guidance on how to determine when it is probable that a project will be completed and a software will be used to perform the function intended. The accounting standard update must be applied using either of the following transition methods: (i) a prospective transition method, (ii) a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach.
The accounting standard update is effective beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. We adopted the accounting standard update effective January 1, 2026, using the modified transition approach. Under this approach, the amendments are applied to new software costs on a prospective basis, except for capitalized software costs for in-process projects that did not meet the capitalization requirements under the new guidance on the date of adoption. We derecognized capitalized software costs for in-process projects through a net after-tax cumulative effect adjustment to retained earnings of $10.5 million as of the date of adoption. The adoption of the accounting standard did not have material impact on our consolidated financial statements.

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

	Three Months Ended March 31, 2026
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$826.8	$1,035.3	$1,148.9	$—	$3,011.0
Used vehicle	499.4	554.0	734.2	176.2	1,963.8
Parts and service	282.0	334.5	454.4	150.0	1,220.9
Finance and insurance, net	107.6	122.3	103.6	18.5	352.0
Other	0.8	2.0	0.4	1.2	4.4
	$1,716.6	$2,048.1	$2,441.5	$345.9	$6,552.1

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,494.3	$1,787.5	$2,051.7	$246.7	$5,580.2
Goods and services transferred over time(2)	222.3	260.6	389.8	99.2	971.9
	$1,716.6	$2,048.1	$2,441.5	$345.9	$6,552.1

	Three Months Ended March 31, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$860.2	$1,062.0	$1,325.9	$—	$3,248.1
Used vehicle	486.1	546.7	712.1	177.5	1,922.4
Parts and service	269.0	318.6	424.4	152.0	1,164.0
Finance and insurance, net	101.8	118.5	114.1	18.1	352.5
Other	0.3	1.5	—	1.6	3.4
	$1,717.4	$2,047.3	$2,576.5	$349.2	$6,690.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,509.4	$1,790.5	$2,207.3	$245.3	$5,752.5
Goods and services transferred over time(2)	208.0	256.8	369.2	103.9	937.9
	$1,717.4	$2,047.3	$2,576.5	$349.2	$6,690.4

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
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$115.4	$41.0	$55.6	$18.8
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	March 31, 2026	December 31, 2025
Receivables from contracts with customers, net	$600.1	$693.4
Contract Asset (Current)	$23.7	$24.1
Contract Asset (Long-Term)	$3.9	$2.7
Contract Liability (Current)	$44.8	$45.2
Contract Liability (Long-Term)	$74.4	$74.7
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

	Three Months Ended March 31,
	2026	2025
Amounts included in contract liability at the beginning of the period	$11.4	$10.3
Performance obligations satisfied in previous periods	$3.4	$0.6
Other significant changes include contract assets reclassified to receivables of $16.7 million for the three months ended March 31, 2026, and $13.2 million for the three months ended March 31, 2025.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.AUTONATION FINANCE INCOME
AutoNation Finance (“ANF”), our captive auto finance company, provides indirect financing to qualified retail customers on vehicles we sell. ANF income includes the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued or used to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, and direct expenses. Interest income on auto loans receivable is recognized over the contractual term of the related loans. ANF income does not include amortization of intercompany discounts or intercompany dealer participation fees. Direct costs associated with loan originations are capitalized and amortized using the effective interest method. The following table presents the components of AutoNation Finance income:

	Three Months Ended March 31,
	2026	2025
Interest margin:
Interest and fee income	$62.7	$41.9
Interest expense	(24.4)	(13.9)
Total interest margin	38.3	28.0
Provision for credit losses	(19.5)	(18.9)
Total interest margin after provision for credit losses	18.8	9.1
Direct expenses(1)	(9.4)	(9.0)
AutoNation Finance income	$9.4	$0.1

(1) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.
We use non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions, as well as free cash flow from operations to fund the auto loans receivable of ANF. See Notes 6 and 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto loans receivable and related non-recourse debt, respectively.

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2026	2025
Net Income	$205.4	$175.5

Basic weighted average common shares outstanding	34.7	39.0
Effect of dilutive unvested RSUs	0.4	0.4
Diluted weighted average common shares outstanding	35.1	39.4

Basic EPS	$5.92	$4.50
Diluted EPS	$5.85	$4.45
Earnings per share during the three months ended March 31, 2026, benefited from a net gain related to minority equity investments. See Note 14 of the Unaudited Condensed Consolidated Financial Statements for more information.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	March 31, 2026	December 31, 2025
Contracts-in-transit and vehicle receivables	$393.4	$485.7
Trade receivables	170.7	172.6
Manufacturer receivables	205.2	230.6
Other	63.2	62.8
	832.5	951.7
Less: allowances for expected credit losses	(3.3)	(3.3)
Receivables, net	$829.2	$948.4
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
Auto Loans Receivable, Net
The components of auto loans receivable, net of third-party unearned discounts and allowances for expected credit losses, at March 31, 2026, and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Total auto loans receivable	$2,444.7	$2,209.9
Accrued interest and fees	14.5	14.1
Deferred loan origination costs	13.5	11.8
Less: unearned discounts	(0.2)	(0.2)
Less: allowances for expected credit losses	(101.3)	(95.4)
Auto loans receivable, net	$2,371.2	$2,140.2
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of March 31, 2026, and December 31, 2025, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of March 31, 2026	Weighted Average FICO Score	2026	2025	2024	2023	2022	Prior to 2022	Total
Credit Program Tier(1):
Palladium	733	$174.7	$513.3	$113.5	$—	$—	$—	$801.5
Rhodium	693	177.7	340.1	88.9	9.5	—	—	616.2
Platinum	651	88.8	470.4	323.1	45.8	0.8	1.5	930.4
Gold	623	2.9	23.1	38.7	12.6	0.5	2.6	80.4
Silver	575	0.5	2.8	0.2	6.5	0.5	1.3	11.8
Bronze	548	0.4	0.9	—	2.0	0.1	0.6	4.0
Copper	539	—	0.2	—	0.1	—	0.1	0.4
Total auto loans receivable		$445.0	$1,350.8	$564.4	$76.5	$1.9	$6.1	$2,444.7

Current-period gross write-offs		$—	$14.7	$12.2	$4.3	$0.1	$0.5	$31.8

		Fiscal Year of Origination
As of December 31, 2025	Weighted Average FICO Score	2025	2024	2023	2022	2021	Prior to 2021	Total
Credit Program Tier(1):
Palladium	732	$569.6	$127.0	$—	$—	$—	$—	$696.6
Rhodium	695	369.6	98.9	10.9	—	—	—	479.4
Platinum	651	513.1	359.0	52.5	1.0	1.8	0.3	927.7
Gold	623	25.5	43.3	14.7	0.6	3.1	0.5	87.7
Silver	575	3.0	0.2	7.8	0.5	1.7	0.2	13.4
Bronze	548	1.0	0.1	2.3	0.1	0.9	0.1	4.5
Copper	549	0.3	—	0.1	—	0.2	—	0.6
Total auto loans receivable		$1,482.1	$628.5	$88.3	$2.2	$7.7	$1.1	$2,209.9

(1) Classified based on credit grade assigned when customer was initially approved for financing.
Allowance for Credit Losses
The allowance for credit losses represents the net credit losses expected over the remaining contractual life of our auto loans receivable. The allowance for credit losses is determined using a vintage-level statistical model that captures the relationship between historical changes in gross losses and the lifetime loss curves by month on book, credit tiers at origination, and seasonality, adjusted for expected recoveries based on historical recovery trends. The credit loss model also considers reasonable and supportable forecasts about the future based on a forecast of various macroeconomic variables that we believe are strongly correlated to evaluating and predicting expected credit losses of our auto loans receivable. We utilize a reasonable and supportable forecast period of one year, after which we immediately revert to historical experience.
We periodically consider whether the use of alternative variables would result in improved credit loss model accuracy and revise the model when appropriate. We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the expectations of the impact of changes in underwriting standards and recent economic trends.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans receivable including accrued interest receivable. The change in the allowance for credit losses is recognized through an adjustment to the provision for credit losses. The provision for credit losses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, reflects an increase as a result of the growth of our auto loans receivable portfolio, largely offset by a decrease in expected credit loss rates reflecting improved quality of new loan originations.
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Balance as of beginning of year	$95.4	$54.8
Provision for credit losses	19.6	19.2
Write-offs	(31.8)	(14.7)
Recoveries(1)	18.1	7.6
Balance as of end of period	$101.3	$66.9

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Unaudited Condensed Consolidated Balance Sheet. The change in the liability is recognized through an adjustment to the provision for credit losses. The credit loss liability totaled $0.8 million at March 31, 2026, and $0.9 million at December 31, 2025.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month and the related vehicle has not been repossessed, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents past due auto loans receivable, as of March 31, 2026, and December 31, 2025:

	Age Analysis of Past-Due Auto Loans Receivable as of
	March 31, 2026	December 31, 2025
31-60 Days	$40.5	$44.2
61-90 Days	7.7	10.8
Greater than 90 Days	3.4	4.2
Total Past Due	$51.6	$59.2

Current	2,393.1	2,150.7
Total	$2,444.7	$2,209.9

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2026	December 31, 2025
New vehicles	$2,384.7	$2,361.1
Used vehicles	807.2	786.7
Parts, accessories, and other	252.5	257.1
Inventory	$3,444.4	$3,404.9

The components of vehicle floorplan payable are as follows:

	March 31, 2026	December 31, 2025
Vehicle floorplan payable - trade	$2,102.8	$2,200.6
Vehicle floorplan payable - non-trade	1,656.2	1,627.7
Vehicle floorplan payable	$3,759.0	$3,828.3
Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities. Our service loaner and rental vehicle inventory, which is reflected in Other Assets and totaled $465.4 million and $455.4 million at March 31, 2026 and December 31, 2025, respectively, is also financed with vehicle floorplan payable-trade and non-trade. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
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
At March 31, 2026, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 5.1% at March 31, 2026, and 5.4% at December 31, 2025. As of March 31, 2026, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.7 billion, of which $3.2 billion had been borrowed based on the eligible new vehicle inventory that was pledged as collateral.
At March 31, 2026, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.1% at March 31, 2026, and 5.2% at December 31, 2025. As of March 31, 2026, the aggregate capacity under our used vehicle floorplan facilities to finance a portion of our used vehicle inventory was $788.5 million, of which $595.7 million had been borrowed. The remaining borrowing capacity of $192.8 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	March 31, 2026	December 31, 2025
Goodwill	$1,407.4	$1,409.3

Franchise rights - indefinite-lived	$1,018.6	$1,018.6
Other intangibles	30.1	30.1
	1,048.7	1,048.7
Less: accumulated amortization	(20.1)	(19.8)
Other intangible assets, net	$1,028.6	$1,028.9
Goodwill and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.

9.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	March 31, 2026	December 31, 2025
3.8% Senior Notes	November 15, 2027	May 15 and November 15	$300.0	$300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.45% Senior Notes	January 15, 2029	January 15 and July 15	600.0	600.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	500.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2051		369.0	353.9
			3,819.0	3,803.9
Less: unamortized debt discounts and debt issuance costs			(23.1)	(24.4)
Less: current maturities			(74.8)	(74.7)
Long-term debt, net of current maturities			$3,721.1	$3,704.8
Senior Unsecured Notes and Credit Agreement
The interest rates payable on our 3.8% Senior Notes and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of March 31, 2026, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.4 million at March 31, 2026, leaving a borrowing capacity under our credit agreement of $1.9 billion at March 31, 2026.

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
Other Long-Term Debt
At March 31, 2026, we had finance leases and other debt obligations of $369.0 million, which are due at various dates through 2051.
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
At March 31, 2026, we had $320.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.2% and a weighted-average remaining term of 1 day. At December 31, 2025, we had $200.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.1% and a weighted-average remaining term of 2 days.
Non-Recourse Debt
Non-recourse debt relates to financed auto loans receivable of our captive auto finance company funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations.
Non-recourse debt outstanding at March 31, 2026, and December 31, 2025, consisted of the following:

	March 31, 2026	December 31, 2025
Warehouse facilities	$994.4	$1,398.7
Term securitization debt of consolidated VIEs	1,196.6	548.6
	2,191.0	1,947.3
Less: unamortized debt discounts and debt issuance costs	(5.4)	(2.7)
Less: current maturities	(77.4)	(63.8)
Non-recourse debt, net of current maturities	$2,108.2	$1,880.8
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
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. At March 31, 2026, our warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 4.5% at March 31, 2026, and 4.7% at December 31, 2025. The aggregate capacities under our warehouse facilities as of March 31, 2026, were as follows:

March 31, 2026
Warehouse facilities:
August 2026 expiration	$400.0
October 2026 expiration	300.0
December 2026 expiration	700.0
Aggregate capacity	$1,400.0
Unused capacity	$405.6
The remaining borrowing capacity of $405.6 million was limited to $0.5 million based on the eligible auto loans receivable that have been pledged as collateral.
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
In January 2026, we issued $749.2 million in non-recourse notes payable related to asset-backed term securitizations.At March 31, 2026, non-recourse notes payable consisted of the following:

	Balance	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
AutoNation Finance Trust 2026-1 Class A-D	$703.3	$749.2	1/29/2026	3.93% to 5.07%	Various dates through Jan 2034
AutoNation Finance Trust 2025-1 Class A-D	$493.3	$700.0	5/21/2025	4.62% to 5.63%	Various dates through Sep 2032

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $56.9 million as of March 31, 2026, and $25.5 million as of December 31, 2025, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $1.2 billion as of March 31, 2026, and $551.1 million as of December 31, 2025.

10.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $51.2 million and $2.6 million at March 31, 2026, and December 31, 2025, respectively.
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

11.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended March 31,
	2026	2025
Shares repurchased	1.5	1.4
Aggregate purchase price (1)	$300.0	$224.8
Average purchase price per share	$200.99	$164.95

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $2.6 million and $1.8 million for the three months ended March 31, 2026, and March 31, 2025, respectively.
As of March 31, 2026, $776.0 million remained available under our stock repurchase limit authorized by our Board of Directors. From April 1, 2026, through April 29, 2026, we repurchased 0.5 million shares of common stock for an aggregate purchase price of $90.9 million (average purchase price per share of $201.22).
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
The following table presents a summary of shares of common stock issued and shares surrendered to AutoNation to satisfy tax withholding obligations, each in connection with the settlement of RSUs:

	Three Months Ended March 31,
	2026	2025
Shares issued	0.3	0.3
Shares surrendered to AutoNation to satisfy tax withholding obligations	0.1	0.1

12.ACQUISITIONS AND DIVESTITURES
We did not purchase any stores during the three months ended March 31, 2026. We purchased one Domestic store and one Import store during the three months ended March 31, 2025. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The acquisitions that occurred during the three months ended March 31, 2025, were not material to our financial condition or results of operations.
We divested one Domestic store during the three months ended March 31, 2026. We did not divest any stores during the three months ended March 31, 2025. Gains on divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of this business were not material to our consolidated financial statements.

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

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$65.5	$58.6
Restricted cash included in Other Current Assets	54.7	25.3
Restricted cash included in Other Assets	5.7	1.9
Total cash, cash equivalents, and restricted cash	$125.9	$85.8
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $17.5 million at March 31, 2026, and $19.8 million at March 31, 2025.

	Three Months Ended March 31,
	2026	2025
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$(3.0)	$84.0
Finance lease liabilities	$39.0	$8.9
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $93.0 million during the three months ended March 31, 2026, and $83.1 million during the three months ended March 31, 2025. We had income tax refunds, net of income tax payments, of $0.7 million during the three months ended March 31, 2026, and made income tax payments, net of income tax refunds, of $0.7 million during the three months ended March 31, 2025.

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
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	March 31, 2026	December 31, 2025
Carrying value	$3,426.9	$3,425.6
Fair value	$3,320.9	$3,357.7
Investments in Equity Securities
Our investments in equity securities are primarily comprised of investments without a readily determinable fair value. Investments without readily determinable fair values are initially measured at the transaction price (generally fair value) plus transactions costs. These investments are subsequently measured using the measurement alternative as permitted by accounting standards, which is cost, less any impairment, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, adjusted for any differences in rights and privileges of the equity securities (based on Level 3 inputs).
In January 2026, in connection with a take-private transaction of TrueCar, Inc., we exchanged our shares of TrueCar and contributed additional capital for equity interests in Fair Holdings, Inc., the privately held parent company that acquired TrueCar. As a result of the transaction, we derecognized our equity investment in TrueCar and recognized a new equity investment in Fair Holdings. This investment was recorded at a fair value of $26.0 million on the transaction date, resulting in a gain of $6.3 million.
In February 2026, we identified an observable price change for the issuance by Waymo LLC of similar equity securities to our Waymo equity investment. We recorded an upward adjustment of $46.2 million reflecting a fair value of $94.5 million based on the observable price change adjusted for differences in rights and privileges of the equity securities.
The carrying amounts of our equity investments without a readily determinable fair value totaled $123.1 million at March 31, 2026, and $50.8 million at December 31, 2025. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $49.6 million based on observable price changes.
Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs         and totaled $0.9 million at March 31, 2026, and $12.8 million at December 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Net gains (losses) recognized during the period on equity securities	$54.0	$(11.5)
Less: Net gains recognized during the period on equity securities sold/exchanged during the period	1.5	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$52.5	$(11.5)
Nonfinancial Assets
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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2026 and 2025:

	2026		2025
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$—	$(5.2)	$—	$(0.2)
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
We had net assets held for sale of $32.7 million as of March 31, 2026, and $45.3 million as of December 31, 2025, primarily related to inventory, goodwill, property, and floorplan payable of disposal groups held for sale, as well as property held for sale. Assets held for sale and liabilities held for sale are included in Other Current Assets and Other Current Liabilities, respectively, in our Unaudited Condensed Consolidated Balance Sheets.

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
As of March 31, 2026 and 2025, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $3 million at March 31, 2026. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2026, surety bonds, letters of credit, and cash deposits totaled $118.8 million, of which $0.4 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

16.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the three months ended March 31, 2026, approximately 65% of our total retail new vehicle unit sales were generated by our stores in Florida, California, and Texas.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The core brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, BMW, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to a concentration of risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business.
We had receivables from manufacturers or distributors of $205.2 million at March 31, 2026, and $230.6 million at December 31, 2025. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2026, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

17.SEGMENT INFORMATION
At March 31, 2026, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Our CODM uses AutoNation Finance Income to allocate capital resources to the AutoNation Finance segment in our annual budgeting process and uses that measure as a basis to evaluate the underlying operating performance of this segment by monitoring the margin between interest revenue and interest expense, credit program tier distribution, portfolio quality, and the overall performance of the loan portfolio for the segment.
The following tables provide segment revenues and segment expenses that align with the segment-level information that is regularly provided to our CODM:

	Three Months Ended March 31, 2026
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,716.6	$2,048.1	$2,441.5		$6,206.2
Corporate and other					345.9
Total consolidated revenues					6,552.1
Less segment expenses:
Cost of sales:
New vehicle	804.6	986.4	1,075.6
Used vehicle	471.5	516.8	695.1
Parts and service	147.1	173.8	215.2
Other	0.4	3.7	0.3
Total cost of sales	1,423.6	1,680.7	1,986.2
Selling, general and administrative expenses:
Compensation	122.1	149.3	162.6
Advertising	18.1	26.3	18.0
Store overhead	48.0	55.9	82.2
Total selling, general, and administrative expenses	188.2	231.5	262.8
Depreciation and amortization	11.2	13.6	21.3
Floorplan interest expense	15.5	8.5	16.4
Franchised dealerships - segment income	$78.1	$113.8	$154.8		346.7
AutoNation Finance:
Interest and fee income				$62.7
Interest expense				(24.4)
Provision for credit losses				(19.5)
Direct expenses(2)				(9.4)
AutoNation Finance income				$9.4	9.4
Corporate and other					(83.6)
Other interest expense					(48.0)
Other income, net					51.2
Income before income taxes					$275.7

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,717.4	$2,047.3	$2,576.5		$6,341.2
Corporate and other					349.2
Total consolidated revenues					6,690.4
Less segment expenses:
Cost of sales:
New vehicle	834.6	1,004.8	1,233.7
Used vehicle	459.0	510.1	669.0
Parts and service	145.3	159.2	199.4
Other	—	2.8	(0.1)
Total cost of sales	1,438.9	1,676.9	2,102.0
Selling, general and administrative expenses:
Compensation	119.8	148.4	165.7
Advertising	16.7	21.6	15.8
Store overhead	45.4	53.5	75.5
Total selling, general, and administrative expenses	181.9	223.5	257.0
Depreciation and amortization	11.0	12.0	19.9
Floorplan interest expense	16.6	8.7	19.0
Other income(2)	—	—	(0.1)
Franchised dealerships - segment income	$69.0	$126.2	$178.7		373.9
AutoNation Finance:
Interest and fee income				$41.9
Interest expense				(13.9)
Provision for credit losses				(18.9)
Direct expenses(3)				(9.0)
AutoNation Finance income				$0.1	0.1
Corporate and other					(84.5)
Other interest expense					(42.3)
Other income (loss), net					(13.2)
Income before income taxes					$234.0

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information about segment assets:

Segment Assets(1)	March 31, 2026	December 31, 2025
Domestic	$2,315.3	$2,360.0
Import	$2,176.3	$2,209.3
Premium Luxury	$3,624.4	$3,611.2
AutoNation Finance	$2,449.6	$2,185.7

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of March 31, 2026, we owned and operated 324 new vehicle franchises from 244 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 30 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the three months ended March 31, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, Mercedes-Benz, BMW, Stellantis, and Volkswagen (including Audi and Porsche). As of March 31, 2026, we also owned and operated 52 AutoNation-branded collision centers, 25 AutoNation USA used vehicle stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, a mobile automotive repair and maintenance business, and an auto finance company.
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
At March 31, 2026, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. AutoNation Finance is our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
For the three months ended March 31, 2026, new vehicle sales accounted for 46% of our total revenue and 12% of our total gross profit. Used vehicle sales accounted for 30% of our total revenue and 10% of our total gross profit. Our parts and service operations, while comprising 19% of our total revenue, contributed 49% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 29% of our total gross profit.
Market Conditions
In the first quarter of 2026, U.S. industry retail new vehicle unit sales, which includes sales in markets in which we do not compete, decreased approximately 8%, as compared to the first quarter of 2025, primarily due to accelerated consumer demand in the later part of March 2025 following tariff-related announcements, as well as consumer caution stemming from macroeconomic factors.
The tariffs announced by the U.S. government beginning in the first quarter of 2025 on vehicles and parts imported from other countries by our suppliers could indirectly increase our costs and limit the availability of inventory and/or reduce demand for the products and services we offer, which in turn could have a material adverse effect on our business and results of operations. While we have not observed a meaningful increase in our costs or other adverse impacts as a result of such tariffs to date, the policies and announcements regarding tariffs on imported goods are evolving and remain highly fluid. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether the tariffs are maintained and/or implemented, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from other countries, manufacturers, and/or consumers.

Results of Operations
During the three months ended March 31, 2026, we had net income of $205.4 million and diluted earnings per share of $5.85, as compared to net income of $175.5 million and diluted earnings per share of $4.45 during the same period in 2025.
Our total gross profit was relatively flat during the first quarter of 2026 compared to the same period in the prior year, driven by decreases in new vehicle gross profit of 17% and used vehicle gross profit of 2%, largely offset by an increase in parts and service gross profit of 5%, each as compared to the first quarter of 2025. New vehicle gross profit was adversely impacted by a decrease in new vehicle unit volume as the prior year benefited from accelerated consumer demand following tariff-related announcements, as well as a decrease in gross profit per vehicle retailed (“PVR”) resulting from higher average vehicle costs, a shift in mix away from Premium Luxury vehicles, and moderation of margins following post-pandemic elevated levels. Used vehicle gross profit was adversely impacted by a decrease in used vehicle retail unit volume and a decrease in gross profit PVR resulting from an increase in acquisition costs, partially offset by improvement in wholesale gross profit. Parts and service results benefited primarily from increases in gross profit associated with customer-pay service, wholesale parts sales, and warranty service.
SG&A expenses increased primarily due to acquisitions, an increase in advertising costs to support vehicle sales, and investments targeting customer experience.
Net income for the three months ended March 31, 2026, benefited from an after-tax gain of $40.8 million related to changes in fair value of certain minority equity investments. Net income for the three months ended March 31, 2025, was adversely impacted by an after-tax loss of $8.7 million related to changes in fair value of a minority equity investment.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Unaudited Condensed Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at March 31, 2026 and 2025, were 42,440 and 39,300, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-downs of $0.6 million at March 31, 2026, and $1.2 million at December 31, 2025.
Our used vehicle inventory units at March 31, 2026 and 2025, were 32,615 and 34,281, respectively. We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $5.2 million at March 31, 2026, and $5.8 million at December 31, 2025.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $9.1 million at March 31, 2026, and $9.5 million at December 31, 2025.
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
As of March 31, 2026, we have $219.4 million of goodwill related to the Domestic reporting unit, $531.0 million related to the Import reporting unit, $498.8 million related to the Premium Luxury reporting unit, $75.2 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Center reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired, or alternatively, we may bypass the qualitative assessment and proceed directly to a quantitative impairment test. The quantitative impairment test for franchise rights requires the comparison of the franchise rights’ estimated fair value to carrying value by store. Fair values of rights under franchise agreements are estimated using unobservable (Level 3) inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,011.0	$3,248.1	$(237.1)	(7.3)
Retail used vehicle	1,819.6	1,792.1	27.5	1.5
Wholesale	144.2	130.3	13.9	10.7
Used vehicle	1,963.8	1,922.4	41.4	2.2
Finance and insurance, net	352.0	352.5	(0.5)	(0.1)
Total variable operations(1)	5,326.8	5,523.0	(196.2)	(3.6)
Parts and service	1,220.9	1,164.0	56.9	4.9
Other	4.4	3.4	1.0
Total revenue	$6,552.1	$6,690.4	$(138.3)	(2.1)
Gross profit:
New vehicle	$144.5	$174.9	$(30.4)	(17.4)
Retail used vehicle	104.9	113.0	(8.1)	(7.2)
Wholesale	16.5	11.5	5.0
Used vehicle	121.4	124.5	(3.1)	(2.5)
Finance and insurance	352.0	352.5	(0.5)	(0.1)
Total variable operations(1)	617.9	651.9	(34.0)	(5.2)
Parts and service	593.4	567.7	25.7	4.5
Other	(0.2)	0.3	(0.5)
Total gross profit	1,211.1	1,219.9	(8.8)	(0.7)
AutoNation Finance income	9.4	0.1	9.3
Selling, general, and administrative expenses	842.2	821.9	(20.3)	(2.5)
Depreciation and amortization	63.0	61.8	(1.2)
Other expense, net	1.0	0.3	(0.7)
Operating income	314.3	336.0	(21.7)	(6.5)
Non-operating income (expense) items:
Floorplan interest expense	(41.8)	(46.5)	4.7
Other interest expense	(48.0)	(42.3)	(5.7)
Other income (loss), net	51.2	(13.2)	64.4
Income before income taxes	$275.7	$234.0	$41.7	17.8
Retail vehicle unit sales:
New vehicle	57,482	62,387	(4,905)	(7.9)
Used vehicle	65,818	68,000	(2,182)	(3.2)
	123,300	130,387	(7,087)	(5.4)
Revenue per vehicle retailed:
New vehicle	$52,382	$52,064	$318	0.6
Used vehicle	$27,646	$26,354	$1,292	4.9
Gross profit per vehicle retailed:
New vehicle	$2,514	$2,803	$(289)	(10.3)
Used vehicle	$1,594	$1,662	$(68)	(4.1)
Finance and insurance	$2,855	$2,703	$152	5.6
Total variable operations(2)	$4,878	$4,912	$(34)	(0.7)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended March 31,
	2026 (%)	2025 (%)
Revenue mix percentages:
New vehicle	46.0	48.5
Used vehicle	30.0	28.7
Parts and service	18.6	17.4
Finance and insurance, net	5.4	5.3
Other	—	0.1
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	11.9	14.3
Used vehicle	10.0	10.2
Parts and service	49.0	46.5
Finance and insurance	29.1	28.9
Other	—	0.1
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.8	5.4
Used vehicle - retail	5.8	6.3
Parts and service	48.6	48.8
Total	18.5	18.2
Selling, general, and administrative expenses	12.9	12.3
Operating income	4.8	5.0
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.5	67.4
Operating income	26.0	27.5

	March 31,
	2026	2025
Inventory days supply:
New vehicle (industry standard of selling days)	46 days	38 days
Used vehicle (trailing calendar month days)	35 days	36 days

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us. Results from divested stores are excluded from both current and prior periods. Therefore, the amounts presented in the 2025 column may differ from the same store amounts presented for 2025 in the prior year. We believe the presentation of this information provides a meaningful comparison of period-over-period results of our operations.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,949.8	$3,238.5	$(288.7)	(8.9)
Retail used vehicle	1,773.4	1,778.4	(5.0)	(0.3)
Wholesale	140.9	129.4	11.5	8.9
Used vehicle	1,914.3	1,907.8	6.5	0.3
Finance and insurance, net	344.1	350.8	(6.7)	(1.9)
Total variable operations(1)	5,208.2	5,497.1	(288.9)	(5.3)
Parts and service	1,192.1	1,150.1	42.0	3.7
Other	4.4	3.3	1.1
Total revenue	$6,404.7	$6,650.5	$(245.8)	(3.7)
Gross profit:
New vehicle	$141.5	$174.6	$(33.1)	(19.0)
Retail used vehicle	103.2	112.4	(9.2)	(8.2)
Wholesale	16.4	11.6	4.8
Used vehicle	119.6	124.0	(4.4)	(3.5)
Finance and insurance	344.1	350.8	(6.7)	(1.9)
Total variable operations(1)	605.2	649.4	(44.2)	(6.8)
Parts and service	577.6	563.1	14.5	2.6
Other	(0.1)	0.4	(0.5)
Total gross profit	$1,182.7	$1,212.9	$(30.2)	(2.5)
Retail vehicle unit sales:
New vehicle	56,316	62,156	(5,840)	(9.4)
Used vehicle	64,182	67,370	(3,188)	(4.7)
	120,498	129,526	(9,028)	(7.0)
Revenue per vehicle retailed:
New vehicle	$52,379	$52,103	$276	0.5
Used vehicle	$27,631	$26,398	$1,233	4.7
Gross profit per vehicle retailed:
New vehicle	$2,513	$2,809	$(296)	(10.5)
Used vehicle	$1,608	$1,668	$(60)	(3.6)
Finance and insurance	$2,856	$2,708	$148	5.5
Total variable operations(2)	$4,886	$4,924	$(38)	(0.8)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended March 31,
	2026 (%)	2025 (%)
Revenue mix percentages:
New vehicle	46.1	48.7
Used vehicle	29.9	28.7
Parts and service	18.6	17.3
Finance and insurance, net	5.4	5.3
Other	—	—
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	12.0	14.4
Used vehicle	10.1	10.2
Parts and service	48.8	46.4
Finance and insurance	29.1	28.9
Other	—	0.1
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.8	5.4
Used vehicle - retail	5.8	6.3
Parts and service	48.5	49.0
Total	18.5	18.2
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

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,011.0	$3,248.1	$(237.1)	(7.3)
Gross profit	$144.5	$174.9	$(30.4)	(17.4)
Retail vehicle unit sales	57,482	62,387	(4,905)	(7.9)
Revenue per vehicle retailed	$52,382	$52,064	$318	0.6
Gross profit per vehicle retailed	$2,514	$2,803	$(289)	(10.3)
Gross profit as a percentage of revenue	4.8%	5.4%
Inventory days supply (industry standard of selling days)	46 days	38 days

	Three Months Ended March 31,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,949.8	$3,238.5	$(288.7)	(8.9)
Gross profit	$141.5	$174.6	$(33.1)	(19.0)
Retail vehicle unit sales	56,316	62,156	(5,840)	(9.4)
Revenue per vehicle retailed	$52,379	$52,103	$276	0.5
Gross profit per vehicle retailed	$2,513	$2,809	$(296)	(10.5)
Gross profit as a percentage of revenue	4.8%	5.4%
First Quarter 2026 compared to First Quarter 2025
Same store new vehicle revenue decreased during the three months ended March 31, 2026, as compared to the same period in 2025, due to a decrease in same store unit volume primarily as a result of the prior year period benefiting from accelerated consumer demand in the later part of March 2025 following tariff-related announcements, a decrease in electric vehicle unit volume due in part to the phasing out of EV tax credits at the end of the third quarter of 2025, and consumer caution stemming from macroeconomic factors.
Same store new vehicle revenue PVR increased slightly during the three months ended March 31, 2026, as compared to the same period in 2025, reflecting an increase in average selling prices in all three segments, largely offset by a 3% shift in mix away from Premium Luxury vehicles, which have relatively higher average revenue PVR.
Same store new vehicle gross profit PVR decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in average vehicle costs and the shift in mix away from Premium Luxury vehicles, which have relatively higher average gross profit PVR. Same store new vehicle gross profit PVR was also adversely impacted by moderation of margins following post-pandemic elevated levels. New vehicle unit profitability appears to be stabilizing as evidenced by modest quarterly sequential improvement in gross profit PVR since the third quarter of 2025.

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

	Three Months Ended March 31,
($ in millions)	2026	2025	Variance
Floorplan assistance	$30.4	$31.1	$(0.7)
New vehicle floorplan interest expense	(40.0)	(44.0)	4.0
Net new vehicle inventory carrying expense	$(9.6)	$(12.9)	$3.3
First Quarter 2026 compared to First Quarter 2025
The net new vehicle inventory carrying expense decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a decrease in floorplan interest expense as a result of lower average interest rates, partially offset by higher average vehicle floorplan balances.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,819.6	$1,792.1	$27.5	1.5
Wholesale revenue	144.2	130.3	13.9	10.7
Total revenue	$1,963.8	$1,922.4	$41.4	2.2
Retail gross profit	$104.9	$113.0	$(8.1)	(7.2)
Wholesale gross profit	16.5	11.5	5.0
Total gross profit	$121.4	$124.5	$(3.1)	(2.5)
Retail vehicle unit sales	65,818	68,000	(2,182)	(3.2)
Revenue per vehicle retailed	$27,646	$26,354	$1,292	4.9
Gross profit per vehicle retailed	$1,594	$1,662	$(68)	(4.1)
Retail gross profit as a percentage of retail revenue	5.8%	6.3%
Inventory days supply (trailing calendar month days)	35 days	36 days

	Three Months Ended March 31,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,773.4	$1,778.4	$(5.0)	(0.3)
Wholesale revenue	140.9	129.4	11.5	8.9
Total revenue	$1,914.3	$1,907.8	$6.5	0.3
Retail gross profit	$103.2	$112.4	$(9.2)	(8.2)
Wholesale gross profit	16.4	11.6	4.8
Total gross profit	$119.6	$124.0	$(4.4)	(3.5)
Retail vehicle unit sales	64,182	67,370	(3,188)	(4.7)
Revenue per vehicle retailed	$27,631	$26,398	$1,233	4.7
Gross profit per vehicle retailed	$1,608	$1,668	$(60)	(3.6)
Retail gross profit as a percentage of retail revenue	5.8%	6.3%
First Quarter 2026 compared to First Quarter 2025
Same store retail used vehicle revenue was relatively flat during the three months ended March 31, 2026, as compared to the same period in 2025, reflecting a decrease in same store unit volume due to tightening supply in the used vehicle market, largely offset by an increase in same store revenue PVR. Wholesale used vehicle revenue increased during the three months ended March 31, 2026, as compared to the same period in 2025 due to an increase in used vehicle wholesale values.
Same store used vehicle revenue PVR increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in the average selling price of used vehicles sold in all three segments and a shift in mix to higher-priced used vehicles.
Same store used vehicle gross profit PVR decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in acquisition costs. Wholesale used vehicle gross profit increased during the three months ended March 31, 2026, as compared to the same period in 2025 due to an increase in used vehicle wholesale values.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,220.9	$1,164.0	$56.9	4.9
Gross Profit	$593.4	$567.7	$25.7	4.5
Gross profit as a percentage of revenue	48.6%	48.8%

Same Store:
Revenue	$1,192.1	$1,150.1	$42.0	3.7
Gross Profit	$577.6	$563.1	$14.5	2.6
Gross profit as a percentage of revenue	48.5%	49.0%
Parts and service revenue is primarily derived from vehicle repairs and maintenance paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
First Quarter 2026 compared to First Quarter 2025
Same store parts and service revenue increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to increases in revenue associated with wholesale parts sales of $26.1 million and customer-pay service of $21.6 million, partially offset by a decrease in revenue associated with the preparation of vehicles for sale of $8.0 million.
Same store parts and service gross profit increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in gross profit associated with customer-pay service of $13.4 million, wholesale parts sales of $4.9 million, and warranty service of $4.5 million, partially offset by a decrease in gross profit associated with the preparation of vehicles for sale of $9.0 million. Gross profit as a percentage of revenue decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a shift in mix to wholesale parts sales, which have relatively lower margins.
Parts and service revenue and gross profit associated with customer-pay service benefited from an increase in repair order volume, due in part to an increase in technician headcount, and higher value repair orders. Wholesale parts revenue and gross profit increased primarily due to an increase in volume. Parts and service revenue associated with warranty service benefited from higher value repair orders and improved parts and labor rates. Parts and service revenue and gross profit associated with the preparation of vehicles for sale was adversely impacted by lower new and used vehicle unit volume and margin compression primarily resulting from a shift in mix to service work outsourced to third parties.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$352.0	$352.5	$(0.5)	(0.1)
Gross profit per vehicle retailed	$2,855	$2,703	$152	5.6

Same Store:
Revenue and gross profit	$344.1	$350.8	$(6.7)	(1.9)
Gross profit per vehicle retailed	$2,856	$2,708	$148	5.5
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
First Quarter 2026 compared to First Quarter 2025
Same store finance and insurance revenue and gross profit slightly decreased during the three months ended March 31, 2026, as compared to the same period in 2025, reflecting a decrease in vehicle unit volume, largely offset by an increase in finance and insurance gross profit PVR. Finance and insurance gross profit PVR benefited primarily from higher realized margins on vehicle service contracts.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended March 31,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,716.6	$1,717.4	$(0.8)	—
Import	2,048.1	2,047.3	0.8	—
Premium Luxury	2,441.5	2,576.5	(135.0)	(5.2)
Total Franchised Dealerships	6,206.2	6,341.2	(135.0)	(2.1)
Corporate and other	345.9	349.2	(3.3)	(0.9)
Total consolidated revenue	$6,552.1	$6,690.4	$(138.3)	(2.1)
Segment income(1):
Domestic	$78.1	$69.0	$9.1	13.2
Import	113.8	126.2	(12.4)	(9.8)
Premium Luxury	154.8	178.7	(23.9)	(13.4)
Total Franchised Dealerships	346.7	373.9	(27.2)	(7.3)
AutoNation Finance income	9.4	0.1	9.3
Corporate and other(2)	(83.6)	(84.5)	0.9
Floorplan interest expense	41.8	46.5	4.7
Operating income	$314.3	$336.0	$(21.7)	(6.5)

Retail new vehicle unit sales:
Domestic	15,858	16,778	(920)	(5.5)
Import	26,779	28,003	(1,224)	(4.4)
Premium Luxury	14,845	17,606	(2,761)	(15.7)
	57,482	62,387	(4,905)	(7.9)

Retail used vehicle unit sales:
Domestic	17,907	18,424	(517)	(2.8)
Import	23,034	23,155	(121)	(0.5)
Premium Luxury	18,174	19,017	(843)	(4.4)
Other	6,703	7,404	(701)	(9.5)
	65,818	68,000	(2,182)	(3.2)

(1) Segment income for the Domestic, Import, and Premium Luxury reportable segments is a non-GAAP measure and is defined as operating income less floorplan interest expense.
(2) Comprised of our non-franchised businesses, including AutoNation USA used vehicle stores, collision centers, parts distribution centers, mobile centers, and auction operations, all of which do not meet the quantitative thresholds for reportable segments. “Corporate and other” income (loss) also includes unallocated corporate overhead expenses, goodwill and franchise rights impairments, and other income items.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$826.8	$860.2	$(33.4)	(3.9)
Used vehicle	499.4	486.1	13.3	2.7
Parts and service	282.0	269.0	13.0	4.8
Finance and insurance, net	107.6	101.8	5.8	5.7
Other	0.8	0.3	0.5
Total Revenue	$1,716.6	$1,717.4	$(0.8)	—
Gross Profit:
New vehicle	$22.2	$25.5	$(3.3)	(12.9)
Used vehicle	27.9	27.1	0.8	3.0
Parts and service	134.9	123.7	11.2	9.1
Finance and insurance, net	107.6	101.8	5.8	5.7
Other	0.4	0.4	—
Total Gross Profit	$293.0	$278.5	$14.5	5.2
Segment income	$78.1	$69.0	$9.1	13.2
Retail vehicle unit sales:
New vehicle	15,858	16,778	(920)	(5.5)
Used vehicle	17,907	18,424	(517)	(2.8)
	33,765	35,202	(1,437)	(4.1)
First Quarter 2026 compared to First Quarter 2025
Domestic revenue was relatively flat during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to decreases in new and used vehicle unit volume, largely offset by increases in new vehicle revenue PVR of $868, used vehicle revenue PVR of $1,108, and finance and insurance revenue PVR of $295. New vehicle unit volume decreased primarily due to the prior year benefitting from accelerated consumer demand following tariff-related announcements and used vehicle unit volume decreased due to tightening supply in the used vehicle market. Domestic revenue also benefited from an increase in used vehicle wholesale revenue of $6.2 million, and increases in parts and service revenue associated with warranty service of $7.4 million and customer-pay service of $7.3 million.
Domestic segment income increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to increases in parts and service gross profit associated with warranty service of $5.4 million and customer-pay service of $5.1 million, as well as an increase in finance and insurance gross profit PVR due to higher realized margins on service contracts. These were partially offset by an increase in SG&A expenses of $6.3 million.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,035.3	$1,062.0	$(26.7)	(2.5)
Used vehicle	554.0	546.7	7.3	1.3
Parts and service	334.5	318.6	15.9	5.0
Finance and insurance, net	122.3	118.5	3.8	3.2
Other	2.0	1.5	0.5
Total Revenue	$2,048.1	$2,047.3	$0.8	—
Gross Profit:
New vehicle	$48.9	$57.2	$(8.3)	(14.5)
Used vehicle	37.2	36.6	0.6	1.6
Parts and service	160.7	159.4	1.3	0.8
Finance and insurance, net	122.3	118.5	3.8	3.2
Other	(1.7)	(1.3)	(0.4)
Total Gross Profit	$367.4	$370.4	$(3.0)	(0.8)
Segment income	$113.8	$126.2	$(12.4)	(9.8)
Retail vehicle unit sales:
New vehicle	26,779	28,003	(1,224)	(4.4)
Used vehicle	23,034	23,155	(121)	(0.5)
	49,813	51,158	(1,345)	(2.6)
First Quarter 2026 compared to First Quarter 2025
Import revenue was relatively flat during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in parts and service revenue primarily associated with wholesale and retail parts sales of $12.0 million, as well as increases in new vehicle revenue PVR of $736, used vehicle revenue PVR of $493, and finance and insurance revenue PVR of $139. These were largely offset by a decrease in new vehicle unit volume primarily due to the prior year benefitting from accelerated consumer demand following tariff-related announcements.
Import segment income decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in SG&A expenses of $8.0 million, a decrease in new vehicle gross profit PVR of $217, and a decrease in new vehicle unit volume. The decreases in Import segment income were partially offset by an increase in finance and insurance gross profit PVR due to higher realized margins on service contracts.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,148.9	$1,325.9	$(177.0)	(13.3)
Used vehicle	734.2	712.1	22.1	3.1
Parts and service	454.4	424.4	30.0	7.1
Finance and insurance, net	103.6	114.1	(10.5)	(9.2)
Other	0.4	—	0.4
Total Revenue	$2,441.5	$2,576.5	$(135.0)	(5.2)
Gross Profit:
New vehicle	$73.3	$92.2	$(18.9)	(20.5)
Used vehicle	39.1	43.1	(4.0)	(9.3)
Parts and service	239.2	225.0	14.2	6.3
Finance and insurance, net	103.6	114.1	(10.5)	(9.2)
Other	0.1	0.1	—
Total Gross Profit	$455.3	$474.5	$(19.2)	(4.0)
Segment income	$154.8	$178.7	$(23.9)	(13.4)
Retail vehicle unit sales:
New vehicle	14,845	17,606	(2,761)	(15.7)
Used vehicle	18,174	19,017	(843)	(4.4)
	33,019	36,623	(3,604)	(9.8)
First Quarter 2026 compared to First Quarter 2025
Premium Luxury revenue decreased during the three months ended March 31, 2026, as compared to the same period in 2025, due to a decrease in new vehicle unit volume, partially offset by a $25.7 million increase in revenue from the acquisitions we completed in the third quarter of 2025 and an increase in new vehicle revenue PVR of $2,083. New vehicle unit volume decreased primarily due to the prior year period benefiting from accelerated consumer demand in the later part of March 2025 following tariff-related announcements and a decrease in electric vehicle unit volume due in part to the phasing out of EV tax credits at the end of the third quarter of 2025. The decrease in new vehicle revenue was partially offset by increases in parts and service revenue associated with customer-pay service of $15.3 million and wholesale and retail parts sales of $8.9 million.
Premium Luxury segment income decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a decrease in new vehicle unit volume, a decrease in new vehicle gross profit PVR of $299, and a $5.8 million increase in SG&A expenses, partially offset by increases in parts and service gross profit associated with customer-pay service of $8.2 million and warranty service of $5.6 million.

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
ANF income includes the interest and fee income generated by auto loans receivable less the interest expense associated with the debt issued or used to fund these receivables, a provision for estimated credit losses on the auto loans receivable originated or acquired, and direct expenses. Interest income on auto loans receivable is recognized over the contractual term of the related loans. ANF income does not include amortization of intercompany discounts or intercompany dealer participation fees.
We use non-recourse funding facilities, including warehouse facilities and asset-backed term funding transactions, as well as free cash flows from operations to fund the auto loans receivable of ANF. See Notes 6 and 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information about our auto loans receivables and related non-recourse debt, respectively.
The following table presents the components of ANF income:

	Three Months Ended March 31,
($ in millions)	2026	%(1)	2025	%(1)
Interest margin:
Interest and fee income	$62.7	10.8%	$41.9	13.2%
Interest expense	(24.4)	(4.2)%	(13.9)	(4.4)%
Total interest margin	38.3	6.6%	28.0	8.8%
Provision for credit losses	(19.5)	(3.4)%	(18.9)	(6.0)%
Total interest margin after provision for credit losses	18.8	3.2%	9.1	2.9%
Direct expenses(2)	(9.4)	(1.6)%	(9.0)	(2.8)%
AutoNation Finance income	$9.4	1.6%	$0.1	—%

(1) Annualized amounts as a percentage of total average managed receivables.
(2) Direct expenses are comprised primarily of compensation expenses and loan administration costs incurred by our auto finance company.
The following tables present selected loan origination and loan performance information:

	Three Months Ended March 31,
($ in millions)	2026	2025
Loan Origination Information
Loans originated	$462.1	$460.4
Vehicle units financed	13,459	13,248
Penetration rate(1)	10.9%	10.2%
Weighted average contract rate	10.2%	11.0%
Weighted average credit score(2)	701	695
Weighted average loan-to-value(3)	104.9%	103.9%
Weighted average term (in months)	73.0	72.5

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

	Three Months Ended March 31,
($ in millions)	2026	2025
Loan Performance Information
Total average managed receivables	$2,327.0	$1,269.8
Allowance for credit losses as a percentage of ending managed receivables	4.1%	4.6%
Net credit losses on managed receivables	$13.7	$7.1
Annualized net credit losses as a percentage of total average managed receivables	2.4%	2.2%
Accounts greater than 30 days past due as a percentage of ending managed receivables	2.1%	2.0%
Average recovery rate(1)	51.6%	47.4%

(1) Represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.
First Quarter 2026 compared to First Quarter 2025
ANF recognized income of $9.4 million during the three months ended March 31, 2026, and $0.1 million during the three months ended March 31, 2025. The current year period benefited from an increase in interest and fee income from the growth in average managed receivables of $1.1 billion as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores. ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio. We expect our portfolio delinquency rates will continue to normalize and trend upward as our portfolio seasons.

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

	Three Months Ended March 31,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$528.6	$530.2	$1.6	0.3
Advertising	72.9	62.0	(10.9)	(17.6)
Store and corporate overhead	240.7	229.7	(11.0)	(4.8)
Total	$842.2	$821.9	$(20.3)	(2.5)

SG&A as a % of total gross profit:
Compensation	43.6	43.5	(10)	bps
Advertising	6.0	5.1	(90)	bps
Store and corporate overhead	19.9	18.8	(110)	bps
Total	69.5	67.4	(210)	bps
First Quarter 2026 compared to First Quarter 2025
SG&A expenses increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the impact of acquisitions, net of divestitures, of $10.1 million, an increase in advertising costs to support vehicle sales, and investments targeting customer experience. The increases in SG&A expenses were partially offset by a $6.7 million decrease in performance-driven compensation expense. As a percentage of total gross profit, SG&A expenses for the three months ended March 31, 2026, increased as compared to the same period in 2025, primarily due to the increases in SG&A expenses as described above and moderation of gross profit.
Other Expense, Net (Operating)
Other Expense, Net generally includes asset impairments, gains or losses associated with business/property divestitures, and legal settlements, among other items.
Non-Operating Income (Expense)
Floorplan Interest Expense
Our floorplan facilities utilize Prime-based and SOFR-based interest rates, which are variable and, therefore, our floorplan interest rates increase and decrease with changes in the underlying benchmark interest rates.
First Quarter 2026 compared to First Quarter 2025
Floorplan interest expense was $41.8 million for the three months ended March 31, 2026, compared to $46.5 million for the same period in 2025. The decrease in floorplan interest expense of $4.7 million was due to lower average interest rates, partially offset by higher average vehicle floorplan balances.

Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations.
First Quarter 2026 compared to First Quarter 2025
Other interest expense was $48.0 million for the three months ended March 31, 2026, compared to $42.3 million for the three months ended March 31, 2025. The increase in interest expense of $5.7 million was due to higher average debt balances and higher interest rates.
Other Income (Loss), Net
We recognized net losses of $2.9 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recorded net gains of $54.0 million for the three months ended March 31, 2026, and net losses of $11.5 million for the three months ended March 31, 2025, related to changes in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. Our effective income tax rate was 25.5% for the three months ended March 31, 2026, and 25.0% for the three months ended March 31, 2025.

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

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2026		December 31, 2025
Cash and cash equivalents	$65.5		$58.6
Revolving credit facility	$1,899.6	(1)	$1,899.6
 (1)    At March 31, 2026, we had $0.4 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $320.0 million of commercial paper notes outstanding at March 31, 2026. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At March 31, 2026, surety bonds, letters of credit, and cash deposits totaled $118.8 million, of which $0.4 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2025, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At March 31, 2026, these properties had a net book value of $3.0 billion. None of these properties are mortgaged or encumbered.
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
Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended March 31,
(In millions, except share and per share data)	2026	2025
Shares repurchased	1.5	1.4
Aggregate purchase price (1)	$300.0	$224.8
Average purchase price per share	$200.99	$164.95

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $2.6 million and $1.8 million for the three months ended March 31, 2026, and March 31, 2025, respectively.
From April 1, 2026, through April 29, 2026, we repurchased 0.5 million shares of common stock for an aggregate purchase price of $90.9 million (average purchase price per share of $201.22). As of April 29, 2026, $685.1 million remained available under our stock repurchase limit authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended March 31,
(In millions)	2026	2025
Purchases of property and equipment	$56.4	$75.2
Acquisitions and Divestitures
We did not purchase any stores during the three months ended March 31, 2026. We purchased one Domestic store and one Import store during the three months ended March 31, 2025.
We divested one Domestic store during the three months ended March 31, 2026. We did not divest any stores during the three months ended March 31, 2025.

	Three Months Ended March 31,
(In millions)	2026	2025
Cash paid for business acquisitions, net	$—	$(69.6)
Cash received from business divestitures, net	$12.7	$—
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.
Debt
The following table sets forth our non-vehicle long-term debt, as of March 31, 2026, and December 31, 2025.

(In millions)
Debt Description	Maturity Date	Interest Payable	March 31, 2026	December 31, 2025
3.8% Senior Notes	November 15, 2027	May 15 and November 15	$300.0	$300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.45% Senior Notes	January 15, 2029	January 15 and July 15	600.0	600.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	500.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2051		369.0	353.9
			3,819.0	3,803.9
Less: unamortized debt discounts and debt issuance costs			(23.1)	(24.4)
Less: current maturities			(74.8)	(74.7)
Long-term debt, net of current maturities			$3,721.1	$3,704.8
We had commercial paper notes outstanding of $320.0 million at March 31, 2026, and $200.0 million at December 31, 2025.
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

The following table sets forth our non-recourse debt, as of March 31, 2026, and December 31, 2025.

(In millions)	March 31, 2026	December 31, 2025
Warehouse facilities	$994.4	$1,398.7
Term securitization debt of consolidated VIEs	1,196.6	548.6
	2,191.0	1,947.3
Less: unamortized debt discounts and debt issuance costs	(5.4)	(2.7)
Less: current maturities	(77.4)	(63.8)
Non-recourse debt, net of current maturities	$2,108.2	$1,880.8
In January 2026, we issued non-recourse notes payable related to asset-backed term securitizations with an aggregate principal amount of $749.2 million, a weighted-average interest rate of 4.25%, and maturity dates ranging from February 2027 to January 2034.
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
As of March 31, 2026, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At March 31, 2026, our leverage and interest coverage ratios were as follows:

March 31, 2026
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.57x
Interest coverage ratio	≥ 3.00x	4.73x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	March 31, 2026	December 31, 2025
Vehicle floorplan payable - trade	$2,102.8	$2,200.6
Vehicle floorplan payable - non-trade	1,656.2	1,627.7
Vehicle floorplan payable	$3,759.0	$3,828.3
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

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by (used in) operating activities	$22.2	$(52.5)
Net cash used in investing activities	$(48.9)	$(136.1)
Net cash provided by financing activities	$66.8	$214.6
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
We had net cash provided by operating activities of $22.2 million for the three months ended March 31, 2026, and net cash used in operating activities of $52.5 million during the three months ended March 31, 2025. This change was primarily due to a $104.7 million increase in collections on auto loans receivable, partially offset by the cash flow impact of accelerated consumer demand in the later part of March 2025.
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
Net cash used in investing activities decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a $69.6 million decrease in cash used for acquisitions, an $18.8 million decrease in purchases of property and equipment, and a $12.7 million increase in cash received from divestitures, partially offset by an $11.5 million increase in investments in equity securities.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the three months ended March 31, 2026, we borrowed $1.1 billion and repaid $0.9 billion of non-recourse debt. During the three months ended March 31, 2025, we borrowed $407.0 million and repaid $153.0 million of non-recourse debt.
Cash flows from financing activities include changes in commercial paper notes outstanding reflecting net proceeds of $120.0 million and net payments of $290.0 million during the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2025, we issued $500 million aggregate principal amount of 5.89% Senior Notes due 2035.
During the three months ended March 31, 2026, we repurchased 1.5 million shares of common stock for an aggregate purchase price of $300.0 million (average purchase price per share of $200.99), including repurchases for which settlement occurred subsequent to March 31, 2026, and excluding the excise tax imposed under the Inflation Reduction Act. During the three months ended March 31, 2025, we repurchased 1.4 million shares of common stock for an aggregate purchase price of $224.8 million (average purchase price per share of $164.95), including repurchases for which settlement occurred subsequent to March 31, 2025, and excluding the excise tax imposed under the Inflation Reduction Act.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation Finance, and statements regarding potential tariff-related impacts and our expectations for the future performance of our business and the automotive retail industry, including the remainder of 2026, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
We had $3.8 billion of variable rate vehicle floorplan payable at March 31, 2026, and $3.8 billion at December 31, 2025. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $37.6 million at March 31, 2026, and $38.3 million at December 31, 2025. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance.
We had $320.0 million of commercial paper notes outstanding at March 31, 2026, and $200.0 million at December 31, 2025. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $3.2 million at March 31, 2026, and $2.0 million at December 31, 2025.
Our fixed rate senior unsecured notes totaled $3.4 billion and had a fair value of $3.3 billion as of March 31, 2026, and totaled $3.4 billion and had a fair value of $3.4 billion as of December 31, 2025.
As of March 31, 2026, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.

Equity Price Risk
We are subject to equity price risk with respect to minority equity investments. Certain of our equity investments have readily determinable fair values. During the period that we hold these equity investments, unrealized gains and losses will be recorded as the fair market value of the securities changes over time. The fair value of these equity investments was $0.9 million at March 31, 2026, and $12.8 million at December 31, 2025. A hypothetical 10% change in the equity prices of these securities with readily determinable fair values would result in an approximate change to gain or loss of $0.1 million at March 31, 2026, and $1.3 million at December 31, 2025. We also have minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $123.1 million at March 31, 2026, and $50.8 million at December 31, 2025. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $12.3 million at March 31, 2026, and $5.1 million at December 31, 2025. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”), which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
January 1, 2026 - January 31, 2026	457,704	$212.91	457,704	$978.5
February 1, 2026 - February 28, 2026	474,491	$202.63	474,491	$882.4
March 1, 2026 - March 31, 2026	560,444	$189.86	560,444	$776.0
Total	1,492,639		1,492,639

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was announced on October 28, 2025 for repurchases of up to an additional $1.0 billion resulting in an aggregate $1.3 billion available under our stock repurchase limit at that time. During the fiscal quarter ended March 31, 2026, all of the shares that we repurchased were repurchased under our stock repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	AutoNation, Inc. 2026 Employee Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2026).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	May 1, 2026	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)