Form 10-Q
period 2026-06-30
AUTONATION, INC.
filed 2026-07-31
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of July 29, 2026, the registrant had 33,060,806 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53.3	$58.6
Receivables, net	834.3	948.4
Inventory	3,738.1	3,404.9
Other current assets	220.7	235.8
Total Current Assets	4,846.4	4,647.7
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $109.8 million and $95.4 million, respectively	2,589.1	2,140.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.6 billion and $2.5 billion, respectively	4,035.9	3,956.2
OPERATING LEASE ASSETS	450.4	456.4
GOODWILL	1,422.8	1,409.3
OTHER INTANGIBLE ASSETS, NET	1,248.1	1,028.9
OTHER ASSETS	891.5	753.5
Total Assets	$15,484.2	$14,392.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,254.1	$2,200.6
Vehicle floorplan payable - non-trade	1,804.8	1,627.7
Accounts payable	339.0	369.9
Commercial paper	635.0	200.0
Current maturities of long-term debt	74.9	74.7
Current portion of non-recourse debt	83.3	63.8
Other current liabilities	1,006.3	1,003.9
Total Current Liabilities	6,197.4	5,540.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,717.4	3,704.8
NON-RECOURSE DEBT, NET OF CURRENT PORTION	2,333.9	1,880.8
NONCURRENT OPERATING LEASE LIABILITIES	427.9	431.8
DEFERRED INCOME TAXES	120.7	94.1
OTHER LIABILITIES	427.8	399.0
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at June 30, 2026, and December 31, 2025, including shares held in treasury	0.6	0.6
Additional paid-in capital	15.7	32.0
Retained earnings	6,353.1	5,976.1
Treasury stock, at cost; 30,434,120 and 28,362,366 shares held, respectively	(4,110.3)	(3,667.6)
Total Shareholders’ Equity	2,259.1	2,341.1
Total Liabilities and Shareholders’ Equity	$15,484.2	$14,392.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
New vehicle	$3,292.7	$3,396.3	$6,303.7	$6,644.4
Used vehicle	2,011.4	1,985.0	3,975.2	3,907.4
Parts and service	1,263.0	1,221.1	2,483.9	2,385.1
Finance and insurance, net	357.6	367.7	709.6	720.2
Other	5.1	4.3	9.5	7.7
TOTAL REVENUE	6,929.8	6,974.4	13,481.9	13,664.8
Cost of sales:
New vehicle	3,142.1	3,212.9	6,008.6	6,286.1
Used vehicle	1,896.3	1,859.6	3,738.7	3,657.5
Parts and service	655.9	622.5	1,283.4	1,218.8
Other	4.4	4.0	9.0	7.1
TOTAL COST OF SALES	5,698.7	5,699.0	11,039.7	11,169.5
Gross profit:
New vehicle	150.6	183.4	295.1	358.3
Used vehicle	115.1	125.4	236.5	249.9
Parts and service	607.1	598.6	1,200.5	1,166.3
Finance and insurance	357.6	367.7	709.6	720.2
Other	0.7	0.3	0.5	0.6
TOTAL GROSS PROFIT	1,231.1	1,275.4	2,442.2	2,495.3
AUTONATION FINANCE INCOME	10.7	2.0	20.1	2.1
Selling, general, and administrative expenses	856.3	854.7	1,698.5	1,676.6
Depreciation and amortization	63.5	63.9	126.5	125.7
Goodwill impairment	—	65.3	—	65.3
Franchise rights impairment	—	71.7	—	71.7
Other expense, net	3.0	4.2	4.0	4.5
OPERATING INCOME	319.0	217.6	633.3	553.6
Non-operating income (expense) items:
Floorplan interest expense	(43.7)	(45.3)	(85.5)	(91.8)
Other interest expense	(49.9)	(46.2)	(97.9)	(88.5)
Other income (loss), net	18.4	12.3	69.6	(0.9)
INCOME BEFORE INCOME TAXES	243.8	138.4	519.5	372.4
Income tax provision	61.7	52.0	132.0	110.5
NET INCOME	$182.1	$86.4	$387.5	$261.9
BASIC EARNINGS PER SHARE:
Earnings per share	$5.44	$2.29	$11.36	$6.82
Weighted average common shares outstanding	33.5	37.8	34.1	38.4
DILUTED EARNINGS PER SHARE:
Earnings per share	$5.39	$2.26	$11.26	$6.73
Weighted average common shares outstanding	33.8	38.3	34.4	38.9
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	33.1	37.7	33.1	37.7
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	63,562,149	$0.6	$32.0	$5,976.1	$(3,667.6)	$2,341.1
Net income	—	—	—	205.4	—	205.4
Repurchases of common stock, including excise tax	—	—	—	—	(302.6)	(302.6)
Stock-based compensation expense	—	—	17.3	—	—	17.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(42.3)	—	18.5	(23.8)
Cumulative effect of change in accounting principle - internal-use software	—	—	—	(10.5)	—	(10.5)
BALANCE AT MARCH 31, 2026	63,562,149	$0.6	$7.0	$6,171.0	$(3,951.7)	$2,226.9
Net income	—	—	—	182.1	—	182.1
Repurchases of common stock, including excise tax	—	—	—	—	(158.6)	(158.6)
Stock-based compensation expense	—	—	8.7	—	—	8.7
BALANCE AT JUNE 30, 2026	63,562,149	$0.6	$15.7	$6,353.1	$(4,110.3)	$2,259.1

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	63,562,149	$0.6	$20.3	$5,331.8	$(2,895.4)	$2,457.3
Net income	—	—	—	175.5	—	175.5
Repurchases of common stock, including excise tax	—	—	—	—	(226.6)	(226.6)
Stock-based compensation expense	—	—	16.7	—	—	16.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(33.7)	(4.8)	18.8	(19.7)
BALANCE AT MARCH 31, 2025	63,562,149	$0.6	$3.3	$5,502.5	$(3,103.2)	$2,403.2
Net income	—	—	—	86.4	—	86.4
Repurchases of common stock, including excise tax	—	—	—	—	(29.3)	(29.3)
Stock-based compensation expense	—	—	8.9	—	—	8.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.3)	—	0.6	0.3
BALANCE AT JUNE 30, 2025	63,562,149	$0.6	$11.9	$5,588.9	$(3,131.9)	$2,469.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2026	2025
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$387.5	$261.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	126.5	125.7
Amortization of debt issuance costs and accretion of debt discounts	5.6	4.0
Stock-based compensation expense	26.0	25.6
Provision for credit losses on auto loans receivable	39.6	39.4
Deferred income tax provision (benefit)	30.0	(16.3)
Goodwill impairment	—	65.3
Franchise rights impairment	—	71.7
Non-cash impairment charges	9.3	5.6
(Gain) loss on equity investments	(54.0)	9.8
Gain on corporate-owned life insurance asset	(14.0)	(8.5)
Other	(5.1)	(3.9)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	114.1	198.1
Auto loans receivable, net	(493.6)	(695.0)
Inventory	(259.2)	(65.6)
Other assets	(10.0)	39.5
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	47.6	(155.9)
Accounts payable	(35.2)	(39.1)
Other liabilities	36.0	(92.6)
Net cash used in operating activities	(48.9)	(230.3)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(126.0)	(154.2)
Cash received from business divestitures, net of cash relinquished	17.4	—
Cash paid for business acquisitions, net of cash acquired	(316.5)	(69.6)
Collections on auto loans receivable acquired through third-party dealers	5.2	10.4
Investments in equity securities	(11.7)	—
Other	3.7	2.9
Net cash used in investing activities	(427.9)	(210.5)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(469.7)	(253.8)
Proceeds from 5.89% Senior Notes due 2035	—	500.0
Net proceeds from (payments of) commercial paper	435.0	(500.0)
Proceeds from non-recourse debt	2,141.7	1,331.9
Payments of non-recourse debt	(1,664.9)	(690.1)
Payment of debt issuance costs	(5.5)	(9.2)
Net proceeds from vehicle floorplan payable - non-trade	120.5	83.1
Payments of other debt obligations	(9.9)	(7.7)
Payments of tax withholdings for stock-based awards	(23.8)	(19.9)
Proceeds from the exercise of stock options	—	0.5
Net cash provided by financing activities	523.4	434.8
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	46.6	(6.0)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	85.8	103.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$132.4	$97.4
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of June 30, 2026, we owned and operated 327 new vehicle franchises from 246 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 30 different new vehicle brands. The major brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of June 30, 2026, we also owned and operated 52 AutoNation-branded collision centers, 24 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes in-store and mobile automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing through our captive finance company on vehicles we sell. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store and other operations are conducted by our subsidiaries.
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
Capitalization of Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, that amends the accounting guidance on the timing of capitalization of internally-developed software costs by removing references to software development stages, and provides guidance on how to determine when it is probable that a project will be completed and the software will be used to perform the function intended. The accounting standard update must be applied using either of the following transition methods: (i) a prospective transition method, (ii) a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach.
The accounting standard update is effective beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. We adopted the accounting standard update effective January 1, 2026, using the modified transition approach. Under this approach, the amendments are applied to new software costs on a prospective basis, except for capitalized software costs for in-process projects that did not meet the capitalization requirements under the new guidance on the date of adoption. We derecognized capitalized software costs for in-process projects through a net after-tax cumulative effect adjustment to retained earnings of $10.5 million as of the date of adoption. The adoption of the accounting standard did not have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30, 2026
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$890.8	$1,170.2	$1,231.7	$—	$3,292.7
Used vehicle	500.7	578.5	766.1	166.1	2,011.4
Parts and service	291.0	354.5	470.3	147.2	1,263.0
Finance and insurance, net	109.7	127.1	111.4	9.4	357.6
Other	0.9	2.8	0.2	1.2	5.1
	$1,793.1	$2,233.1	$2,579.7	$323.9	$6,929.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,568.5	$1,962.8	$2,179.4	$227.3	$5,938.0
Goods and services transferred over time(2)	224.6	270.3	400.3	96.6	991.8
	$1,793.1	$2,233.1	$2,579.7	$323.9	$6,929.8

	Three Months Ended June 30, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$985.1	$1,129.6	$1,281.6	$—	$3,396.3
Used vehicle	527.2	549.6	722.3	185.9	1,985.0
Parts and service	289.3	343.0	437.4	151.4	1,221.1
Finance and insurance, net	118.5	123.7	114.3	11.2	367.7
Other	0.4	2.4	0.2	1.3	4.3
	$1,920.5	$2,148.3	$2,555.8	$349.8	$6,974.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,694.8	$1,870.6	$2,178.2	$245.4	$5,989.0
Goods and services transferred over time(2)	225.7	277.7	377.6	104.4	985.4
	$1,920.5	$2,148.3	$2,555.8	$349.8	$6,974.4

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2026
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,717.6	$2,205.5	$2,380.6	$—	$6,303.7
Used vehicle	1,000.1	1,132.5	1,500.3	342.3	3,975.2
Parts and service	573.0	689.0	924.7	297.2	2,483.9
Finance and insurance, net	217.3	249.4	215.0	27.9	709.6
Other	1.7	4.8	0.6	2.4	9.5
	$3,509.7	$4,281.2	$5,021.2	$669.8	$13,481.9

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,062.8	$3,750.3	$4,231.1	$474.0	$11,518.2
Goods and services transferred over time(2)	446.9	530.9	790.1	195.8	1,963.7
	$3,509.7	$4,281.2	$5,021.2	$669.8	$13,481.9

	Six Months Ended June 30, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,845.3	$2,191.6	$2,607.5	$—	$6,644.4
Used vehicle	1,013.3	1,096.3	1,434.4	363.4	3,907.4
Parts and service	558.3	661.6	861.8	303.4	2,385.1
Finance and insurance, net	220.3	242.2	228.4	29.3	720.2
Other	0.7	3.9	0.2	2.9	7.7
	$3,637.9	$4,195.6	$5,132.3	$699.0	$13,664.8

Timing of Revenue Recognition
Goods and services transferred at a point in time	$3,204.2	$3,661.0	$4,385.5	$490.7	$11,741.4
Goods and services transferred over time(2)	433.7	534.6	746.8	208.3	1,923.4
	$3,637.9	$4,195.6	$5,132.3	$699.0	$13,664.8

(1) “Corporate and other” is comprised of our non-franchised businesses, including AutoNation USA stores, collision centers, parts distribution centers, and auction operations.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$117.2	$41.5	$56.3	$19.4
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	June 30, 2026	December 31, 2025
Receivables from contracts with customers, net	$600.3	$693.4
Contract Asset (Current)	$21.5	$24.1
Contract Asset (Long-Term)	$1.8	$2.7
Contract Liability (Current)	$45.6	$45.2
Contract Liability (Long-Term)	$75.7	$74.7
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amounts included in contract liability at the beginning of the period	$10.5	$10.2	$21.9	$20.5
Performance obligations satisfied in previous periods	$(5.6)	$(2.0)	$(2.2)	$(1.4)
Other significant changes include contract assets reclassified to receivables of $25.0 million for the six months ended June 30, 2026, and $20.8 million for the six months ended June 30, 2025.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest margin:
Interest and fee income	$68.6	$48.6	$131.3	$90.5
Interest expense	(27.1)	(17.8)	(51.5)	(31.7)
Total interest margin	41.5	30.8	79.8	58.8
Provision for credit losses	(20.1)	(19.2)	(39.6)	(38.1)
Total interest margin after provision for credit losses	21.4	11.6	40.2	20.7
Direct expenses(1)	(10.7)	(9.6)	(20.1)	(18.6)
AutoNation Finance income	$10.7	$2.0	$20.1	$2.1

(1) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.
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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$182.1	$86.4	$387.5	$261.9

Basic weighted average common shares outstanding	33.5	37.8	34.1	38.4
Effect of dilutive unvested RSUs	0.3	0.5	0.3	0.5
Diluted weighted average common shares outstanding	33.8	38.3	34.4	38.9

Basic EPS	$5.44	$2.29	$11.36	$6.82
Diluted EPS	$5.39	$2.26	$11.26	$6.73
Earnings per share benefited from a net gain related to minority equity investments during the six months ended June 30, 2026, and was adversely impacted by non-cash goodwill and franchise rights impairments during the three and six months ended June 30, 2025. See Note 15 of the Unaudited Condensed Consolidated Financial Statements for more information.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	June 30, 2026	December 31, 2025
Contracts-in-transit and vehicle receivables	$366.7	$485.7
Trade receivables	200.4	172.6
Manufacturer receivables	199.0	230.6
Other	71.2	62.8
	837.3	951.7
Less: allowances for expected credit losses	(3.0)	(3.3)
Receivables, net	$834.3	$948.4
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
Auto Loans Receivable, Net
The components of auto loans receivable, net of third-party unearned discounts and allowances for expected credit losses, at June 30, 2026, and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Total auto loans receivable	$2,667.6	$2,209.9
Accrued interest and fees	15.7	14.1
Deferred loan origination costs	15.6	11.8
Less: unearned discounts	—	(0.2)
Less: allowances for expected credit losses	(109.8)	(95.4)
Auto loans receivable, net	$2,589.1	$2,140.2
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of June 30, 2026, and December 31, 2025, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of June 30, 2026	Weighted Average FICO Score	2026	2025	2024	2023	2022	Prior to 2022	Total
Credit Program Tier(1):
Palladium	734	$362.2	$463.8	$101.5	$—	$—	$—	$927.5
Rhodium	691	331.0	309.9	79.3	8.2	—	—	728.4
Platinum	650	168.3	426.5	287.3	40.4	0.7	1.1	924.3
Gold	622	5.2	20.2	34.0	10.8	0.4	1.9	72.5
Silver	574	1.2	2.4	0.2	5.7	0.4	0.9	10.8
Bronze	548	0.6	0.9	—	1.8	0.1	0.3	3.7
Copper	537	—	0.2	—	0.1	—	0.1	0.4
Total auto loans receivable		$868.5	$1,223.9	$502.3	$67.0	$1.6	$4.3	$2,667.6

Current-period gross write-offs		$1.2	$27.6	$23.0	$7.1	$0.2	$0.8	$59.9

		Fiscal Year of Origination
As of December 31, 2025	Weighted Average FICO Score	2025	2024	2023	2022	2021	Prior to 2021	Total
Credit Program Tier(1):
Palladium	732	$569.6	$127.0	$—	$—	$—	$—	$696.6
Rhodium	695	369.6	98.9	10.9	—	—	—	479.4
Platinum	651	513.1	359.0	52.5	1.0	1.8	0.3	927.7
Gold	623	25.5	43.3	14.7	0.6	3.1	0.5	87.7
Silver	575	3.0	0.2	7.8	0.5	1.7	0.2	13.4
Bronze	548	1.0	0.1	2.3	0.1	0.9	0.1	4.5
Copper	549	0.3	—	0.1	—	0.2	—	0.6
Total auto loans receivable		$1,482.1	$628.5	$88.3	$2.2	$7.7	$1.1	$2,209.9

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans receivable including accrued interest receivable. The change in the allowance for credit losses is recognized through an adjustment to the provision for credit losses. The provision for credit losses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, reflects an increase as a result of the growth of our auto loans receivable portfolio, largely offset by a decrease in expected credit loss rates reflecting improved quality of new loan originations.
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Balance as of beginning of year	$95.4	$54.8
Provision for credit losses	39.6	39.4
Write-offs	(59.9)	(31.4)
Recoveries(1)	34.7	15.4
Balance as of end of period	$109.8	$78.2

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Unaudited Condensed Consolidated Balance Sheet. The change in the liability is recognized through an adjustment to the provision for credit losses. The credit loss liability totaled $0.9 million at June 30, 2026, and $0.9 million at December 31, 2025.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month and the related vehicle has not been repossessed, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents an age analysis of past due auto loans receivable, as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Current	$2,604.2	$2,150.7
Past due loans:
31-60 Days	49.4	44.2
61-90 Days	10.9	10.8
Greater than 90 Days	3.1	4.2
Total Past Due	63.4	59.2
Total	$2,667.6	$2,209.9

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2026	December 31, 2025
New vehicles	$2,584.6	$2,361.1
Used vehicles	901.3	786.7
Parts, accessories, and other	252.2	257.1
Inventory	$3,738.1	$3,404.9

The components of vehicle floorplan payable are as follows:

	June 30, 2026	December 31, 2025
Vehicle floorplan payable - trade	$2,254.1	$2,200.6
Vehicle floorplan payable - non-trade	1,804.8	1,627.7
Vehicle floorplan payable	$4,058.9	$3,828.3
Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities. Our service loaner and rental vehicle inventory, which is reflected in Other Assets and totaled $495.5 million and $455.4 million at June 30, 2026 and December 31, 2025, respectively, is also financed with vehicle floorplan payable-trade and non-trade. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
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
At June 30, 2026, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 5.1% at June 30, 2026, and 5.4% at December 31, 2025. As of June 30, 2026, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.8 billion, of which $3.4 billion had been borrowed based on the eligible new vehicle inventory that was pledged as collateral.
At June 30, 2026, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.1% at June 30, 2026, and 5.2% at December 31, 2025. As of June 30, 2026, the aggregate capacity under our used vehicle floorplan facilities to finance a portion of our used vehicle inventory was $775.0 million, of which $670.8 million had been borrowed. The remaining borrowing capacity of $104.2 million was limited to $0.3 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	June 30, 2026	December 31, 2025
Goodwill	$1,422.8	$1,409.3

Franchise rights - indefinite-lived	$1,238.5	$1,018.6
Other intangibles	30.1	30.1
	1,268.6	1,048.7
Less: accumulated amortization	(20.5)	(19.8)
Other intangible assets, net	$1,248.1	$1,028.9
Goodwill and our franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may exist.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment for our annual impairment testing as of April 30, 2026, for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. For our Mobile Service reporting unit, we elected to perform a quantitative goodwill impairment test as of April 30, 2026, and no impairment charges resulted from this quantitative test.
We elected to perform quantitative franchise rights impairment tests as of April 30, 2026, and no impairment charges resulted from these quantitative tests.
See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for information about our annual impairment tests of goodwill and franchise rights.

9.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	June 30, 2026	December 31, 2025
3.8% Senior Notes	November 15, 2027	May 15 and November 15	$300.0	$300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.45% Senior Notes	January 15, 2029	January 15 and July 15	600.0	600.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	500.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2051		364.2	353.9
			3,814.2	3,803.9
Less: unamortized debt discounts and debt issuance costs			(21.9)	(24.4)
Less: current maturities			(74.9)	(74.7)
Long-term debt, net of current maturities			$3,717.4	$3,704.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Senior Unsecured Notes and Credit Agreement
The interest rates payable on our 3.8% Senior Notes and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $1.9 billion revolving credit facility that matures on July 18, 2028. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $500.0 million in the aggregate. As of June 30, 2026, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.4 million at June 30, 2026, leaving a borrowing capacity under our credit agreement of $1.9 billion at June 30, 2026. As of June 30, 2026, this borrowing capacity was limited by the maximum consolidated leverage ratio contained in our credit agreement to $1.6 billion.
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
Other Long-Term Debt
At June 30, 2026, we had finance leases and other debt obligations of $364.2 million, which are due at various dates through 2051.
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
At June 30, 2026, we had $635.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.1% and a weighted-average remaining term of 1 day. At December 31, 2025, we had $200.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.1% and a weighted-average remaining term of 2 days.
Non-Recourse Debt
Non-recourse debt relates to financed auto loans receivable of our captive auto finance company funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Non-recourse debt outstanding at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30, 2026	December 31, 2025
Warehouse facilities	$803.5	$1,398.7
Term securitization debt of consolidated VIEs	1,620.6	548.6
	2,424.1	1,947.3
Less: unamortized debt discounts and debt issuance costs	(6.9)	(2.7)
Less: current maturities	(83.3)	(63.8)
Non-recourse debt, net of current maturities	$2,333.9	$1,880.8
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
We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. At June 30, 2026, our warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 4.5% at June 30, 2026, and 4.7% at December 31, 2025. The aggregate capacities under our warehouse facilities as of June 30, 2026, were as follows:

June 30, 2026
Warehouse facilities:
August 2026 expiration	$400.0
October 2026 expiration	300.0
December 2026 expiration	700.0
Aggregate capacity	$1,400.0
Unused capacity	$596.5
The remaining borrowing capacity of $596.5 million was limited to $0.8 million based on the eligible auto loans receivable that have been pledged as collateral. In July 2026, we renewed one of our warehouse facilities to extend the maturity date from August 2026 to November 2026.
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
We issued non-recourse notes payable related to asset-backed term securitizations of $749.2 million in January 2026 and $550.0 million in June 2026. At June 30, 2026, non-recourse notes payable consisted of the following:

	Balance	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
AutoNation Finance Trust 2025-1 Class A-D	$437.3	$700.0	5/21/2025	4.62% to 5.63%	Various dates through Sep 2032
AutoNation Finance Trust 2026-1 Class A-D	$633.3	$749.2	1/29/2026	3.95% to 5.07%	Various dates through Jan 2034
AutoNation Finance Trust 2026-2 Class A-D	$550.0	$550.0	6/17/2026	3.96% to 5.75%	Various dates through May 2034
Total non-recourse notes payable	$1,620.6	$1,999.2
Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $75.6 million as of June 30, 2026, and $25.5 million as of December 31, 2025, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $1.6 billion as of June 30, 2026, and $551.1 million as of December 31, 2025.

10.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $6.8 million and $2.6 million at June 30, 2026, and December 31, 2025, respectively.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may culminate in proposed assessments which may ultimately result in our owing additional taxes. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2021. Currently, the 2024 tax year is under examination by the IRS and tax years from 2021 to 2023 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Statements of Income.

11.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Shares repurchased	0.8	0.2	2.3	1.5
Aggregate purchase price (1)	$157.0	$29.0	$457.0	$253.8
Average purchase price per share	$199.84	$157.57	$200.59	$164.07

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $1.6 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $2.1 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, $618.9 million remained available under our stock repurchase limit authorized by our Board of Directors.

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
The following table presents a summary of shares of common stock issued and shares surrendered to AutoNation to satisfy tax withholding obligations, each in connection with the settlement of RSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In actual number of shares)	2026	2025	2026	2025
Shares issued	803	77	321,752	318,572
Shares surrendered to AutoNation to satisfy tax withholding obligations	228	26	115,049	108,634

12.STOCK-BASED COMPENSATION
In March 2026, our Board’s Compensation Committee approved a maximum annual grant to employees of 0.3 million RSUs under the 2017 Employee Equity and Incentive Plan (the “2017 Plan”) including time-based RSUs, performance-based RSUs, and market-based RSUs.
In January 2026, our Board, upon the recommendation of its Compensation Committee approved the AutoNation, Inc. 2026 Employee Equity and Incentive Plan (the “2026 Plan”), subject to stockholder approval at our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). Our stockholders approved the 2026 Plan at the 2026 Annual Meeting held on April 28, 2026. Following stockholder approval of the 2026 Plan, no additional awards may be granted under the 2017 Plan.
The 2026 Plan provides for the grant of time-based and performance-based RSUs and restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. As of June 30, 2026, a maximum of 2.2 million shares may be issued under the 2026 Plan.

13.ACQUISITIONS AND DIVESTITURES
We purchased one Import store and three Premium Luxury stores during the six months ended June 30, 2026. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital and residual goodwill. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. We purchased one Domestic store and one Import store during the six months ended June 30, 2025.
The acquisitions completed during the six months ended June 30, 2026 and 2025, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the respective six months ended June 30, 2026 and 2025, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
We divested two Domestic stores during the six months ended June 30, 2026. We did not divest any stores during the six months ended June 30, 2025. Gains on divestitures are included in Other Expense, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14.CASH FLOW INFORMATION
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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$53.3	$58.6
Restricted cash included in Other Current Assets	70.6	25.3
Restricted cash included in Other Assets	8.5	1.9
Total cash, cash equivalents, and restricted cash	$132.4	$85.8
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $24.3 million at June 30, 2026, and $21.5 million at June 30, 2025.

	Six Months Ended June 30,
	2026	2025
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$18.3	$85.2
Finance lease liabilities	$57.1	$33.6
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing, of $167.2 million during the six months ended June 30, 2026, and $167.3 million during the six months ended June 30, 2025. We made income tax payments, net of income tax refunds, of $97.4 million during the six months ended June 30, 2026, and $190.9 million during the six months ended June 30, 2025.

15.FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

	June 30, 2026	December 31, 2025
Carrying value	$3,428.1	$3,425.6
Fair value	$3,326.2	$3,357.7
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
The carrying amounts of our equity investments without a readily determinable fair value totaled $123.1 million at June 30, 2026, and $50.8 million at December 31, 2025. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $49.6 million based on observable price changes.
Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs         and totaled $1.1 million at June 30, 2026, and $12.8 million at December 31, 2025.
Investments in equity securities are reported in Other Current Assets and Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Realized and unrealized gains and losses are reported in Other Income (Loss), Net (non-operating) in the Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30,
	2026	2025
Net gains (losses) recognized during the period on equity securities	$54.0	$(9.8)
Less: Net gains recognized during the period on equity securities sold/exchanged during the period	1.5	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$52.5	$(9.8)
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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2026 and 2025:

	2026		2025
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$—	$—	$75.2	$(65.3)
Franchise rights	$—	$—	$42.7	$(71.7)
Long-lived assets held and used	$11.9	$(9.3)	$13.5	$(3.2)
Long-lived assets held for sale	$—	$—	$30.4	$(2.4)
Goodwill
Goodwill for our reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2026, for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. For our Mobile Service reporting unit, we elected to perform a quantitative goodwill impairment test as of April 30, 2026, and no impairment charges resulted from this quantitative test.
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
For our annual goodwill impairment testing as of April 30, 2025, we performed qualitative evaluations for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and a quantitative evaluation for our

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Mobile Service reporting unit. As a result of the quantitative test, we determined that the fair value of the Mobile Service reporting unit was less than its carrying value and we recorded a non-cash goodwill impairment charge of $65.3 million during the second quarter of 2025. The non-cash impairment charge is reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We elected to perform quantitative franchise rights impairment tests as of April 30, 2026, and no impairment charges resulted from these quantitative tests.
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
We elected to perform quantitative franchise rights impairment tests for our annual impairment tests as of April 30, 2025. As a result of the quantitative tests, we determined the franchise rights carrying values for nine stores, primarily Domestic franchises, exceeded their fair values, and we recorded non-cash franchise rights impairment charges of $71.7 million during the second quarter of 2025. The non-cash impairment charges are recorded as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
The non-cash impairment charges related to long-lived assets are included in Other Expense, Net in our Unaudited Condensed Consolidated Statements of Income. The impairment charges related to long-lived assets for the three and six months ended June 30, 2026, included $2.9 million recorded in the Domestic segment, $0.2 million recorded in the Premium Luxury segment, and $6.2 million recorded in the “Corporate and other” category of our segment information. The impairment charges related to long-lived assets for the three and six months ended June 30, 2025, were recorded in the “Corporate and other” category of our segment information.
We had net assets held for sale of $20.6 million as of June 30, 2026, and $45.3 million as of December 31, 2025, primarily related to inventory, goodwill, property, and floorplan payable of disposal groups held for sale, as well as property

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
held for sale. Assets held for sale and liabilities held for sale are included in Other Current Assets and Other Current Liabilities, respectively, in our Unaudited Condensed Consolidated Balance Sheets.
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

16.COMMITMENTS AND CONTINGENCIES
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
As of June 30, 2026 and 2025, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $3 million at June 30, 2026. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2026, surety bonds, letters of credit, and cash deposits totaled $108.7 million, of which $0.4 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

17.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the six months ended June 30, 2026, approximately 64% of our total retail new vehicle unit sales were generated by our stores in Florida, California, and Texas.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The major brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to a concentration of risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business.
We had receivables from manufacturers or distributors of $199.0 million at June 30, 2026, and $230.6 million at December 31, 2025. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2026, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

18.SEGMENT INFORMATION
At June 30, 2026, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
“Corporate and other” is comprised of our non-franchised businesses, including AutoNation USA stores, collision centers, parts distribution centers, and auction operations, all of which generate revenues but do not meet the quantitative thresholds for reportable segments, as well as unallocated corporate overhead expenses, goodwill and franchise right impairments, and other income items.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker (“CODM”) to allocate resources and assess performance. Our CODM for each of our reportable segments is our Chief

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The following tables provide segment revenues and segment expenses that align with the segment-level information that is regularly provided to our CODM:

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2026
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,793.1	$2,233.1	$2,579.7		$6,605.9
Corporate and other					323.9
Total consolidated revenues					6,929.8
Less segment expenses:
Cost of sales:
New vehicle	868.1	1,113.4	1,160.5
Used vehicle	476.9	542.3	730.9
Parts and service	155.7	185.9	226.4
Other	0.3	4.1	0.2
Total cost of sales	1,501.0	1,845.7	2,118.0
Selling, general and administrative expenses:
Compensation	123.6	156.8	167.1
Advertising	18.9	27.2	18.8
Store overhead	45.1	56.7	79.7
Total selling, general, and administrative expenses	187.6	240.7	265.6
Depreciation and amortization	11.4	14.4	21.7
Floorplan interest expense	16.2	8.8	17.3
Other expense, net(2)	2.9	—	0.2
Franchised dealerships - segment income	$74.0	$123.5	$156.9		354.4
AutoNation Finance:
Interest and fee income				$68.6
Interest expense				(27.1)
Provision for credit losses				(20.1)
Direct expenses(3)				(10.7)
AutoNation Finance income				$10.7	10.7
Corporate and other					(89.8)
Other interest expense					(49.9)
Other income (loss), net					18.4
Income before income taxes					$243.8

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other expense, net includes asset impairments net of gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,920.5	$2,148.3	$2,555.8		$6,624.6
Corporate and other					349.8
Total consolidated revenues					6,974.4
Less segment expenses:
Cost of sales:
New vehicle	952.7	1,067.8	1,192.4
Used vehicle	498.5	513.5	679.8
Parts and service	154.2	171.6	205.9
Other	0.1	3.9	0.2
Total cost of sales	1,605.5	1,756.8	2,078.3
Selling, general and administrative expenses:
Compensation	132.5	157.4	168.2
Advertising	16.7	23.3	15.2
Store overhead	45.5	55.1	76.2
Total selling, general, and administrative expenses	194.7	235.8	259.6
Depreciation and amortization	11.5	12.8	20.1
Floorplan interest expense	16.8	9.5	17.7
Franchised dealerships - segment income	$92.0	$133.4	$180.1		405.5
AutoNation Finance:
Interest and fee income				$48.6
Interest expense				(17.8)
Provision for credit losses				(19.2)
Direct expenses(2)				(9.6)
AutoNation Finance income				$2.0	2.0
Corporate and other					(235.2)
Other interest expense					(46.2)
Other income (loss), net					12.3
Income before income taxes					$138.4

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2026
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$3,509.7	$4,281.2	$5,021.2		$12,812.1
Corporate and other					669.8
Total consolidated revenues					13,481.9
Less segment expenses:
Cost of sales:
New vehicle	1,672.7	2,099.8	2,236.1
Used vehicle	948.4	1,059.1	1,426.0
Parts and service	302.8	359.7	441.6
Other	0.7	7.8	0.5
Total cost of sales	2,924.6	3,526.4	4,104.2
Selling, general and administrative expenses:
Compensation	245.7	306.1	329.7
Advertising	37.0	53.5	36.8
Store overhead	93.1	112.6	161.9
Total selling, general, and administrative expenses	375.8	472.2	528.4
Depreciation and amortization	22.6	28.0	43.0
Floorplan interest expense	31.7	17.3	33.7
Other expense, net(2)	2.9	—	0.2
Franchised dealerships - segment income	$152.1	$237.3	$311.7		701.1
AutoNation Finance:
Interest and fee income				$131.3
Interest expense				(51.5)
Provision for credit losses				(39.6)
Direct expenses(3)				(20.1)
AutoNation Finance income				$20.1	20.1
Corporate and other					(173.4)
Other interest expense					(97.9)
Other income (loss), net					69.6
Income before income taxes					$519.5

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other expense, net includes asset impairments net of gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$3,637.9	$4,195.6	$5,132.3		$12,965.8
Corporate and other					699.0
Total consolidated revenues					13,664.8
Less segment expenses:
Cost of sales:
New vehicle	1,787.4	2,072.6	2,426.1
Used vehicle	957.5	1,023.6	1,348.8
Parts and service	299.5	330.8	405.3
Other	—	6.7	0.1
Total cost of sales	3,044.4	3,433.7	4,180.3
Selling, general and administrative expenses:
Compensation	252.3	305.8	333.9
Advertising	33.4	44.9	31.0
Store overhead	90.9	108.6	151.7
Total selling, general, and administrative expenses	376.6	459.3	516.6
Depreciation and amortization	22.5	24.8	40.0
Floorplan interest expense	33.4	18.2	36.7
Other income(2)	—	—	(0.1)
Franchised dealerships - segment income	$161.0	$259.6	$358.8		779.4
AutoNation Finance:
Interest and fee income				$90.5
Interest expense				(31.7)
Provision for credit losses				(38.1)
Direct expenses(3)				(18.6)
AutoNation Finance income				$2.1	2.1
Corporate and other					(319.7)
Other interest expense					(88.5)
Other income (loss), net					(0.9)
Income before income taxes					$372.4

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information about segment assets:

Segment Assets(1)	June 30, 2026	December 31, 2025
Domestic	$2,386.2	$2,360.0
Import	$2,261.0	$2,209.3
Premium Luxury	$3,903.9	$3,611.2
AutoNation Finance	$2,686.9	$2,185.7

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of June 30, 2026, we owned and operated 327 new vehicle franchises from 246 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 30 different new vehicle brands. The major brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the six months ended June 30, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of June 30, 2026, we also owned and operated 52 AutoNation-branded collision centers, 24 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, and an auto finance company.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service” (also referred to as “After-Sales”), which includes in-store and mobile automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products (also referred to as “Customer Financial Services”), which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We also offer indirect financing through our captive finance company on vehicles we sell.
At June 30, 2026, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. AutoNation Finance is our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
For the six months ended June 30, 2026, new vehicle sales accounted for 47% of our total revenue and 12% of our total gross profit. Used vehicle sales accounted for 29% of our total revenue and 10% of our total gross profit. Our parts and service operations, while comprising 18% of our total revenue, contributed 49% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 29% of our total gross profit.
Market Conditions
In the second quarter of 2026, U.S. industry retail new vehicle unit sales, which includes sales in markets in which we do not compete, was relatively flat, with a decrease in April offset by increases in May and June, as compared to the same periods in the second quarter of 2025. New vehicle unit sales benefited from accelerated consumer demand in April 2025 following tariff-related announcements, and consumer demand and industry new vehicle unit sales stabilized in the later part of the second quarter of 2025.
Results of Operations
During the three months ended June 30, 2026, we had net income of $182.1 million and diluted earnings per share of $5.39, as compared to net income of $86.4 million and diluted earnings per share of $2.26 during the same period in 2025.
Our total gross profit decreased 3% during the second quarter of 2026, compared to the same period in the prior year, driven by decreases in new vehicle gross profit of 18%, used vehicle gross profit of 8%, and finance and insurance gross profit of 3%, partially offset by an increase in parts and service gross profit of 1%, each as compared to the second quarter of 2025. New vehicle gross profit was adversely impacted by a decrease in new vehicle unit volume as the prior year benefited from accelerated consumer demand following tariff-related announcements in April 2025 and a decrease in electric vehicle (“EV”)

unit volume in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025, as well as a decrease in gross profit per vehicle retailed (“PVR”) resulting from higher average vehicle costs. Used vehicle gross profit was adversely impacted by a decrease in used vehicle retail unit volume primarily due to supply constraints on lower-priced used vehicles. Finance and insurance gross profit was adversely impacted by a decrease in vehicle unit volume, largely offset by an increase in finance and insurance gross profit PVR reflecting higher realized margins on vehicle service contracts and higher gross profit per transaction associated with arranging customer financing. Parts and service results benefited primarily from increases in gross profit associated with customer-pay service of 7% and wholesale parts sales of 9%.
Net income for the three months ended June 30, 2026, was adversely impacted by after-tax asset impairments, net of gains on property and store dispositions, of $2.4 million and an after-tax net loss from operations of terminated stores of $3.3 million. Net income for the three months ended June 30, 2025, was adversely impacted by non-cash goodwill and franchise rights impairments and other asset adjustments totaling $122.8 million after-tax.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Unaudited Condensed Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at June 30, 2026 and 2025, were 45,283 and 42,600, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-downs of $0.2 million at June 30, 2026, and $1.2 million at December 31, 2025.
Our used vehicle inventory units at June 30, 2026 and 2025, were 34,777 and 35,802, respectively. We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $5.7 million at June 30, 2026, and $5.8 million at December 31, 2025.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $9.0 million at June 30, 2026, and $9.5 million at December 31, 2025.
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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment as of April 30, 2026, for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and determined that it was not more likely than not that the fair values of these reporting units were less than their carrying amounts. For our Mobile Service reporting unit, we elected to perform a quantitative goodwill impairment test as of April 30, 2026, and no impairment charges resulted from this quantitative test. The fair value of the Mobile Service reporting unit substantially exceeded its carrying value as of April 30, 2026. The quantitative goodwill impairment test is dependent on many variables used to determine the fair value of a reporting unit. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial

Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative goodwill impairment test.
As of June 30, 2026, we have $221.5 million of goodwill related to the Domestic reporting unit, $538.5 million related to the Import reporting unit, $504.6 million related to the Premium Luxury reporting unit, $75.2 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Center reporting unit.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
We may first perform a qualitative assessment to determine whether it is more likely than not that a franchise right asset is impaired. We elected to perform quantitative franchise rights impairment tests for our annual impairment tests as of April 30, 2026, and no impairment charges resulted from these quantitative tests. We identified 16 stores that, while they each had franchise rights fair value in excess of carrying value, had lower relative performance compared to our total store population. We will continue to monitor these stores, as well as all stores, for events or changes in circumstances that may indicate potential impairment. The remainder of our stores had franchise rights with calculated fair values that substantially exceeded their carrying values.
The quantitative franchise rights impairment test is dependent on many variables used to determine the fair value of each store’s franchise rights. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the valuation method and related estimates and assumptions used in our quantitative impairment testing. Based on sensitivity analyses of these estimates and assumptions, including if the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date, the resulting hypothetical impairment charge would have been between $3 million and $4 million. The sensitivity analyses performed are not intended to provide an estimate for every potential outcome.
As of June 30, 2026, we had 79 stores with franchise rights totaling $1.2 billion.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,292.7	$3,396.3	$(103.6)	(3.1)	$6,303.7	$6,644.4	$(340.7)	(5.1)
Retail used vehicle	1,850.1	1,845.0	5.1	0.3	3,669.7	3,637.1	32.6	0.9
Wholesale	161.3	140.0	21.3	15.2	305.5	270.3	35.2	13.0
Used vehicle	2,011.4	1,985.0	26.4	1.3	3,975.2	3,907.4	67.8	1.7
Finance and insurance, net	357.6	367.7	(10.1)	(2.7)	709.6	720.2	(10.6)	(1.5)
Total variable operations(1)	5,661.7	5,749.0	(87.3)	(1.5)	10,988.5	11,272.0	(283.5)	(2.5)
Parts and service	1,263.0	1,221.1	41.9	3.4	2,483.9	2,385.1	98.8	4.1
Other	5.1	4.3	0.8		9.5	7.7	1.8
Total revenue	$6,929.8	$6,974.4	$(44.6)	(0.6)	$13,481.9	$13,664.8	$(182.9)	(1.3)
Gross profit:
New vehicle	$150.6	$183.4	$(32.8)	(17.9)	$295.1	$358.3	$(63.2)	(17.6)
Retail used vehicle	102.1	113.1	(11.0)	(9.7)	207.0	226.1	(19.1)	(8.4)
Wholesale	13.0	12.3	0.7		29.5	23.8	5.7
Used vehicle	115.1	125.4	(10.3)	(8.2)	236.5	249.9	(13.4)	(5.4)
Finance and insurance	357.6	367.7	(10.1)	(2.7)	709.6	720.2	(10.6)	(1.5)
Total variable operations(1)	623.3	676.5	(53.2)	(7.9)	1,241.2	1,328.4	(87.2)	(6.6)
Parts and service	607.1	598.6	8.5	1.4	1,200.5	1,166.3	34.2	2.9
Other	0.7	0.3	0.4		0.5	0.6	(0.1)
Total gross profit	1,231.1	1,275.4	(44.3)	(3.5)	2,442.2	2,495.3	(53.1)	(2.1)
AutoNation Finance income	10.7	2.0	8.7		20.1	2.1	18.0
Selling, general, and administrative expenses	856.3	854.7	(1.6)	(0.2)	1,698.5	1,676.6	(21.9)	(1.3)
Depreciation and amortization	63.5	63.9	0.4		126.5	125.7	(0.8)
Goodwill impairment	—	65.3	65.3		—	65.3	65.3
Franchise rights impairment	—	71.7	71.7		—	71.7	71.7
Other expense, net	3.0	4.2	1.2		4.0	4.5	0.5
Operating income	319.0	217.6	101.4	46.6	633.3	553.6	79.7	14.4
Non-operating income (expense) items:
Floorplan interest expense	(43.7)	(45.3)	1.6		(85.5)	(91.8)	6.3
Other interest expense	(49.9)	(46.2)	(3.7)		(97.9)	(88.5)	(9.4)
Other income (loss), net	18.4	12.3	6.1		69.6	(0.9)	70.5
Income before income taxes	$243.8	$138.4	$105.4	76.2	$519.5	$372.4	$147.1	39.5
Retail vehicle unit sales:
New vehicle	63,240	65,847	(2,607)	(4.0)	120,722	128,234	(7,512)	(5.9)
Used vehicle	64,521	69,736	(5,215)	(7.5)	130,339	137,736	(7,397)	(5.4)
	127,761	135,583	(7,822)	(5.8)	251,061	265,970	(14,909)	(5.6)
Revenue per vehicle retailed:
New vehicle	$52,067	$51,579	$488	0.9	$52,217	$51,815	$402	0.8
Used vehicle	$28,674	$26,457	$2,217	8.4	$28,155	$26,406	$1,749	6.6
Gross profit per vehicle retailed:
New vehicle	$2,381	$2,785	$(404)	(14.5)	$2,444	$2,794	$(350)	(12.5)
Used vehicle	$1,582	$1,622	$(40)	(2.5)	$1,588	$1,642	$(54)	(3.3)
Finance and insurance	$2,799	$2,712	$87	3.2	$2,826	$2,708	$118	4.4
Total variable operations(2)	$4,777	$4,899	$(122)	(2.5)	$4,826	$4,905	$(79)	(1.6)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026 (%)	2025 (%)	2026 (%)	2025 (%)
Revenue mix percentages:
New vehicle	47.5	48.7	46.8	48.6
Used vehicle	29.0	28.5	29.5	28.6
Parts and service	18.2	17.5	18.4	17.5
Finance and insurance, net	5.2	5.3	5.3	5.3
Other	0.1	—	—	—
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	12.2	14.4	12.1	14.4
Used vehicle	9.3	9.8	9.7	10.0
Parts and service	49.3	46.9	49.1	46.7
Finance and insurance	29.0	28.8	29.1	28.9
Other	0.2	0.1	—	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.6	5.4	4.7	5.4
Used vehicle - retail	5.5	6.1	5.6	6.2
Parts and service	48.1	49.0	48.3	48.9
Total	17.8	18.3	18.1	18.3
Selling, general, and administrative expenses	12.4	12.3	12.6	12.3
Operating income	4.6	3.1	4.7	4.1
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.6	67.0	69.5	67.2
Operating income	25.9	17.1	25.9	22.2

	June 30,
	2026	2025
Inventory days supply:
New vehicle (industry standard of selling days)	53 days	49 days
Used vehicle (trailing calendar month days)	38 days	39 days

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,246.3	$3,381.6	$(135.3)	(4.0)	$6,191.9	$6,614.1	$(422.2)	(6.4)
Retail used vehicle	1,814.7	1,827.2	(12.5)	(0.7)	3,581.2	3,598.8	(17.6)	(0.5)
Wholesale	158.8	138.6	20.2	14.6	298.8	267.2	31.6	11.8
Used vehicle	1,973.5	1,965.8	7.7	0.4	3,880.0	3,866.0	14.0	0.4
Finance and insurance, net	351.6	365.4	(13.8)	(3.8)	695.0	715.1	(20.1)	(2.8)
Total variable operations(1)	5,571.4	5,712.8	(141.4)	(2.5)	10,766.9	11,195.2	(428.3)	(3.8)
Parts and service	1,239.9	1,206.5	33.4	2.8	2,430.2	2,354.6	75.6	3.2
Other	5.2	4.2	1.0		9.6	7.6	2.0
Total revenue	$6,816.5	$6,923.5	$(107.0)	(1.5)	$13,206.7	$13,557.4	$(350.7)	(2.6)
Gross profit:
New vehicle	$147.3	$182.9	$(35.6)	(19.5)	$288.6	$357.3	$(68.7)	(19.2)
Retail used vehicle	100.7	111.9	(11.2)	(10.0)	203.8	224.0	(20.2)	(9.0)
Wholesale	13.3	12.6	0.7		29.8	24.3	5.5
Used vehicle	114.0	124.5	(10.5)	(8.4)	233.6	248.3	(14.7)	(5.9)
Finance and insurance	351.6	365.4	(13.8)	(3.8)	695.0	715.1	(20.1)	(2.8)
Total variable operations(1)	612.9	672.8	(59.9)	(8.9)	1,217.2	1,320.7	(103.5)	(7.8)
Parts and service	594.0	593.5	0.5	0.1	1,170.6	1,155.4	15.2	1.3
Other	0.7	0.2	0.5		0.6	0.8	(0.2)
Total gross profit	$1,207.6	$1,266.5	$(58.9)	(4.7)	$2,388.4	$2,476.9	$(88.5)	(3.6)
Retail vehicle unit sales:
New vehicle	62,435	65,533	(3,098)	(4.7)	118,682	127,598	(8,916)	(7.0)
Used vehicle	63,428	68,917	(5,489)	(8.0)	127,312	135,982	(8,670)	(6.4)
	125,863	134,450	(8,587)	(6.4)	245,994	263,580	(17,586)	(6.7)
Revenue per vehicle retailed:
New vehicle	$51,995	$51,601	$394	0.8	$52,172	$51,835	$337	0.7
Used vehicle	$28,610	$26,513	$2,097	7.9	$28,129	$26,465	$1,664	6.3
Gross profit per vehicle retailed:
New vehicle	$2,359	$2,791	$(432)	(15.5)	$2,432	$2,800	$(368)	(13.1)
Used vehicle	$1,588	$1,624	$(36)	(2.2)	$1,601	$1,647	$(46)	(2.8)
Finance and insurance	$2,794	$2,718	$76	2.8	$2,825	$2,713	$112	4.1
Total variable operations(2)	$4,764	$4,910	$(146)	(3.0)	$4,827	$4,918	$(91)	(1.9)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026 (%)	2025 (%)	2026 (%)	2025 (%)
Revenue mix percentages:
New vehicle	47.6	48.8	46.9	48.8
Used vehicle	29.0	28.4	29.4	28.5
Parts and service	18.2	17.4	18.4	17.4
Finance and insurance, net	5.2	5.3	5.3	5.3
Other	—	0.1	—	—
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	12.2	14.4	12.1	14.4
Used vehicle	9.4	9.8	9.8	10.0
Parts and service	49.2	46.9	49.0	46.6
Finance and insurance	29.1	28.9	29.1	28.9
Other	0.1	—	—	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.5	5.4	4.7	5.4
Used vehicle - retail	5.5	6.1	5.7	6.2
Parts and service	47.9	49.2	48.2	49.1
Total	17.7	18.3	18.1	18.3
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

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,292.7	$3,396.3	$(103.6)	(3.1)	$6,303.7	$6,644.4	$(340.7)	(5.1)
Gross profit	$150.6	$183.4	$(32.8)	(17.9)	$295.1	$358.3	$(63.2)	(17.6)
Retail vehicle unit sales	63,240	65,847	(2,607)	(4.0)	120,722	128,234	(7,512)	(5.9)
Revenue per vehicle retailed	$52,067	$51,579	$488	0.9	$52,217	$51,815	$402	0.8
Gross profit per vehicle retailed	$2,381	$2,785	$(404)	(14.5)	$2,444	$2,794	$(350)	(12.5)
Gross profit as a percentage of revenue	4.6%	5.4%			4.7%	5.4%
Inventory days supply (industry standard of selling days)	53 days	49 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,246.3	$3,381.6	$(135.3)	(4.0)	$6,191.9	$6,614.1	$(422.2)	(6.4)
Gross profit	$147.3	$182.9	$(35.6)	(19.5)	$288.6	$357.3	$(68.7)	(19.2)
Retail vehicle unit sales	62,435	65,533	(3,098)	(4.7)	118,682	127,598	(8,916)	(7.0)
Revenue per vehicle retailed	$51,995	$51,601	$394	0.8	$52,172	$51,835	$337	0.7
Gross profit per vehicle retailed	$2,359	$2,791	$(432)	(15.5)	$2,432	$2,800	$(368)	(13.1)
Gross profit as a percentage of revenue	4.5%	5.4%			4.7%	5.4%
Second Quarter 2026 compared to Second Quarter 2025
Same store new vehicle revenue decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to a decrease in same store unit volume, particularly in the Domestic and Premium Luxury segments, largely as a result of the prior year period benefiting from accelerated consumer demand in April 2025 following tariff-related announcements and a decrease in EV unit volume in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025.
Same store new vehicle gross profit PVR decreased during the three months ended June 30, 2026, as compared to the same period in 2025, reflecting an increase in average vehicle costs across all franchised dealership segments due in part to a decrease in manufacturer incentives.
First Six Months 2026 compared to First Six Months 2025
Same store new vehicle revenue decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to a decrease in same store unit volume largely as a result of the prior year period benefiting from accelerated consumer demand in the later part of March 2025 into April 2025 following tariff-related announcements and a decrease in EV unit volume in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025.
Same store new vehicle gross profit PVR decreased during the six months ended June 30, 2026, as compared to the same period in 2025, reflecting an increase in average vehicle costs across all franchised dealership segments due in part to a decrease in manufacturer incentives.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2026	2025	Variance	2026	2025	Variance
Floorplan assistance	$33.9	$34.7	$(0.8)	$64.3	$65.8	$(1.5)
New vehicle floorplan interest expense	(42.0)	(43.6)	1.6	(82.0)	(87.6)	5.6
Net new vehicle inventory carrying expense	$(8.1)	$(8.9)	$0.8	$(17.7)	$(21.8)	$4.1
Second Quarter 2026 compared to Second Quarter 2025
The net new vehicle inventory carrying expense decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to a decrease in floorplan interest expense, partially offset by a decrease in floorplan assistance. Floorplan interest expense decreased as a result of lower average interest rates, partially offset by higher average vehicle floorplan balances. Floorplan assistance decreased due to lower new vehicle sales, partially offset by an increase in the average floorplan assistance per unit.
First Six Months 2026 compared to First Six Months 2025
The net new vehicle inventory carrying expense decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to a decrease in floorplan interest expense, partially offset by a decrease in floorplan assistance. Floorplan interest expense decreased as a result of lower average interest rates, partially offset by higher average vehicle floorplan balances. Floorplan assistance decreased due to lower new vehicle sales, partially offset by an increase in the average floorplan assistance per unit.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,850.1	$1,845.0	$5.1	0.3	$3,669.7	$3,637.1	$32.6	0.9
Wholesale revenue	161.3	140.0	21.3	15.2	305.5	270.3	35.2	13.0
Total revenue	$2,011.4	$1,985.0	$26.4	1.3	$3,975.2	$3,907.4	$67.8	1.7
Retail gross profit	$102.1	$113.1	$(11.0)	(9.7)	$207.0	$226.1	$(19.1)	(8.4)
Wholesale gross profit	13.0	12.3	0.7		29.5	23.8	5.7
Total gross profit	$115.1	$125.4	$(10.3)	(8.2)	$236.5	$249.9	$(13.4)	(5.4)
Retail vehicle unit sales	64,521	69,736	(5,215)	(7.5)	130,339	137,736	(7,397)	(5.4)
Revenue per vehicle retailed	$28,674	$26,457	$2,217	8.4	$28,155	$26,406	$1,749	6.6
Gross profit per vehicle retailed	$1,582	$1,622	$(40)	(2.5)	$1,588	$1,642	$(54)	(3.3)
Retail gross profit as a percentage of retail revenue	5.5%	6.1%			5.6%	6.2%
Inventory days supply (trailing calendar month days)	38 days	39 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,814.7	$1,827.2	$(12.5)	(0.7)	$3,581.2	$3,598.8	$(17.6)	(0.5)
Wholesale revenue	158.8	138.6	20.2	14.6	298.8	267.2	31.6	11.8
Total revenue	$1,973.5	$1,965.8	$7.7	0.4	$3,880.0	$3,866.0	$14.0	0.4
Retail gross profit	$100.7	$111.9	$(11.2)	(10.0)	$203.8	$224.0	$(20.2)	(9.0)
Wholesale gross profit	13.3	12.6	0.7		29.8	24.3	5.5
Total gross profit	$114.0	$124.5	$(10.5)	(8.4)	$233.6	$248.3	$(14.7)	(5.9)
Retail vehicle unit sales	63,428	68,917	(5,489)	(8.0)	127,312	135,982	(8,670)	(6.4)
Revenue per vehicle retailed	$28,610	$26,513	$2,097	7.9	$28,129	$26,465	$1,664	6.3
Gross profit per vehicle retailed	$1,588	$1,624	$(36)	(2.2)	$1,601	$1,647	$(46)	(2.8)
Retail gross profit as a percentage of retail revenue	5.5%	6.1%			5.7%	6.2%
Second Quarter 2026 compared to Second Quarter 2025
Same store retail used vehicle revenue was relatively flat during the three months ended June 30, 2026, as compared to the same period in 2025, reflecting a decrease in same store retail unit volume primarily due to supply constraints on lower-priced used vehicles, largely offset by an increase in same store revenue PVR.
Same store used vehicle revenue PVR increased during the three months ended June 30, 2026, as compared to the same period in 2025, reflecting an increase in the average selling price of used vehicles across all franchised dealership segments primarily due to a 3% shift in mix to higher-priced vehicles including late-model and lower-mileage used vehicles.
Same store used vehicle gross profit PVR decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in acquisition costs in the Domestic and Premium Luxury segments, reflecting a competitive vehicle sourcing market.

First Six Months 2026 compared to First Six Months 2025
Same store retail used vehicle revenue was relatively flat during the six months ended June 30, 2026, as compared to the same period in 2025, reflecting a decrease in same store retail unit volume primarily due to supply constraints on lower-priced used vehicles, largely offset by an increase in same store revenue PVR.
Same store used vehicle revenue PVR increased during the six months ended June 30, 2026, as compared to the same period in 2025, reflecting an increase in the average selling price of used vehicles across all franchised dealership segments primarily due to a 3% shift in mix to higher-priced vehicles including late-model and lower-mileage used vehicles.
Same store used vehicle gross profit PVR decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in acquisition costs in the Domestic and Premium Luxury segments, reflecting a competitive vehicle sourcing market.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,263.0	$1,221.1	$41.9	3.4	$2,483.9	$2,385.1	$98.8	4.1
Gross Profit	$607.1	$598.6	$8.5	1.4	$1,200.5	$1,166.3	$34.2	2.9
Gross profit as a percentage of revenue	48.1%	49.0%			48.3%	48.9%

Same Store:
Revenue	$1,239.9	$1,206.5	$33.4	2.8	$2,430.2	$2,354.6	$75.6	3.2
Gross Profit	$594.0	$593.5	$0.5	0.1	$1,170.6	$1,155.4	$15.2	1.3
Gross profit as a percentage of revenue	47.9%	49.2%			48.2%	49.1%
Parts and service revenue is primarily derived from vehicle repairs and maintenance paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
Second Quarter 2026 compared to Second Quarter 2025
Same store parts and service revenue increased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to increases in revenue associated with wholesale parts sales of $40.4 million and customer-pay service of $20.2 million, partially offset by a decrease in revenue associated with the preparation of vehicles for sale of $18.4 million.
Same store parts and service gross profit was relatively flat during the three months ended June 30, 2026, as compared to the same period in 2025, reflecting an increase in gross profit associated with customer-pay service of $11.6 million and wholesale parts sales of $4.7 million, partially offset by a decrease in gross profit associated with the preparation of vehicles for sale of $12.5 million. Gross profit as a percentage of revenue decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to a shift in mix to wholesale parts sales, which have relatively lower margins.
Parts and service revenue and gross profit associated with customer-pay service benefited from an increase in repair order volume due in part to an increase in technician headcount. Wholesale parts revenue and gross profit increased primarily due to an increase in volume driven by new commercial agreements. Parts and service revenue and gross profit associated with the preparation of vehicles for sale was adversely impacted by lower new and used vehicle unit volume, margin compression, and lower value repair orders.
First Six Months 2026 compared to First Six Months 2025
Same store parts and service revenue increased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to increases in revenue associated with wholesale parts sales of $66.5 million and customer-pay service of $41.7 million, partially offset by a decrease in revenue associated with the preparation of vehicles for sale of $26.2 million.
Same store parts and service gross profit slightly increased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in gross profit associated with customer-pay service of $24.9 million and wholesale parts sales of $9.6 million, partially offset by a decrease in gross profit associated with the preparation of vehicles for sale of $21.3 million. Gross profit as a percentage of revenue decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to a shift in mix to wholesale parts sales, which have relatively lower margins.
Parts and service revenue and gross profit associated with customer-pay service benefited from an increase in repair order volume due in part to an increase in technician headcount. Wholesale parts revenue and gross profit increased primarily due to an increase in volume driven by new commercial agreements. Parts and service revenue and gross profit associated with the preparation of vehicles for sale was adversely impacted by lower new and used vehicle unit volume, margin compression, and lower value repair orders.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$357.6	$367.7	$(10.1)	(2.7)	$709.6	$720.2	$(10.6)	(1.5)
Gross profit per vehicle retailed	$2,799	$2,712	$87	3.2	$2,826	$2,708	$118	4.4

Same Store:
Revenue and gross profit	$351.6	$365.4	$(13.8)	(3.8)	$695.0	$715.1	$(20.1)	(2.8)
Gross profit per vehicle retailed	$2,794	$2,718	$76	2.8	$2,825	$2,713	$112	4.1
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
As we continue to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores, we expect that income related to arranging customer financing will shift to AutoNation Finance and that the resulting decrease in finance and insurance gross profit will be offset by greater future profitability generated by our AutoNation Finance business. Interest income on financing provided through AutoNation Finance is recognized over the contractual term of the related loans. See “AutoNation Finance” for additional information.
Second Quarter 2026 compared to Second Quarter 2025
Same store finance and insurance revenue and gross profit decreased during the three months ended June 30, 2026, as compared to the same period in 2025, reflecting a decrease in vehicle unit volume, largely offset by an increase in finance and insurance gross profit PVR. Finance and insurance gross profit PVR benefited primarily from higher realized margins on vehicle service contracts and higher gross profit per transaction associated with arranging customer financing, partially offset by an increase in retail vehicle sales financed through AutoNation Finance.
First Six Months 2026 compared to First Six Months 2025
Same store finance and insurance revenue and gross profit decreased during the six months ended June 30, 2026, as compared to the same period in 2025, reflecting a decrease in vehicle unit volume, largely offset by an increase in finance and insurance gross profit PVR. Finance and insurance gross profit PVR benefited primarily from higher realized margins on vehicle service contracts and higher gross profit per transaction associated with arranging customer financing, partially offset by an increase in retail vehicle sales financed through AutoNation Finance.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,793.1	$1,920.5	$(127.4)	(6.6)	$3,509.7	$3,637.9	$(128.2)	(3.5)
Import	2,233.1	2,148.3	84.8	3.9	4,281.2	4,195.6	85.6	2.0
Premium Luxury	2,579.7	2,555.8	23.9	0.9	5,021.2	5,132.3	(111.1)	(2.2)
Total Franchised Dealerships	6,605.9	6,624.6	(18.7)	(0.3)	12,812.1	12,965.8	(153.7)	(1.2)
Corporate and other	323.9	349.8	(25.9)	(7.4)	669.8	699.0	(29.2)	(4.2)
Total consolidated revenue	$6,929.8	$6,974.4	$(44.6)	(0.6)	$13,481.9	$13,664.8	$(182.9)	(1.3)
Segment income(1):
Domestic	$74.0	$92.0	$(18.0)	(19.6)	$152.1	$161.0	$(8.9)	(5.5)
Import	123.5	133.4	(9.9)	(7.4)	237.3	259.6	(22.3)	(8.6)
Premium Luxury	156.9	180.1	(23.2)	(12.9)	311.7	358.8	(47.1)	(13.1)
Total Franchised Dealerships	354.4	405.5	(51.1)	(12.6)	701.1	779.4	(78.3)	(10.0)
AutoNation Finance income	10.7	2.0	8.7		20.1	2.1	18.0
Corporate and other(2)	(89.8)	(235.2)	145.4		(173.4)	(319.7)	146.3
Floorplan interest expense	43.7	45.3	1.6		85.5	91.8	6.3
Operating income	$319.0	$217.6	$101.4	46.6	$633.3	$553.6	$79.7	14.4

Retail new vehicle unit sales:
Domestic	17,080	19,354	(2,274)	(11.7)	32,938	36,132	(3,194)	(8.8)
Import	30,060	29,748	312	1.0	56,839	57,751	(912)	(1.6)
Premium Luxury	16,100	16,745	(645)	(3.9)	30,945	34,351	(3,406)	(9.9)
	63,240	65,847	(2,607)	(4.0)	120,722	128,234	(7,512)	(5.9)

Retail used vehicle unit sales:
Domestic	17,315	19,752	(2,437)	(12.3)	35,222	38,176	(2,954)	(7.7)
Import	22,955	23,392	(437)	(1.9)	45,989	46,547	(558)	(1.2)
Premium Luxury	18,213	19,016	(803)	(4.2)	36,387	38,033	(1,646)	(4.3)
Other	6,038	7,576	(1,538)	(20.3)	12,741	14,980	(2,239)	(14.9)
	64,521	69,736	(5,215)	(7.5)	130,339	137,736	(7,397)	(5.4)

(1) Segment income for the Domestic, Import, and Premium Luxury reportable segments is a non-GAAP measure and is defined as operating income less floorplan interest expense.
(2) Comprised of our non-franchised businesses, including AutoNation USA stores, collision centers, parts distribution centers, and auction operations, all of which do not meet the quantitative thresholds for reportable segments. “Corporate and other” income (loss) also includes unallocated corporate overhead expenses and other income items. Corporate and other for the three and six months ended June 30, 2025 also includes goodwill impairment of $65.3 million and franchise rights impairment of $71.7 million.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$890.8	$985.1	$(94.3)	(9.6)	$1,717.6	$1,845.3	$(127.7)	(6.9)
Used vehicle	500.7	527.2	(26.5)	(5.0)	1,000.1	1,013.3	(13.2)	(1.3)
Parts and service	291.0	289.3	1.7	0.6	573.0	558.3	14.7	2.6
Finance and insurance, net	109.7	118.5	(8.8)	(7.4)	217.3	220.3	(3.0)	(1.4)
Other	0.9	0.4	0.5		1.7	0.7	1.0
Total Revenue	$1,793.1	$1,920.5	$(127.4)	(6.6)	$3,509.7	$3,637.9	$(128.2)	(3.5)
Gross Profit:
New vehicle	$22.7	$32.4	$(9.7)	(29.9)	$44.9	$57.9	$(13.0)	(22.5)
Used vehicle	23.8	28.7	(4.9)	(17.1)	51.7	55.8	(4.1)	(7.3)
Parts and service	135.3	135.1	0.2	0.1	270.2	258.8	11.4	4.4
Finance and insurance, net	109.7	118.5	(8.8)	(7.4)	217.3	220.3	(3.0)	(1.4)
Other	0.6	0.3	0.3		1.0	0.7	0.3
Total Gross Profit	$292.1	$315.0	$(22.9)	(7.3)	$585.1	$593.5	$(8.4)	(1.4)
Segment income	$74.0	$92.0	$(18.0)	(19.6)	$152.1	$161.0	$(8.9)	(5.5)
Retail vehicle unit sales:
New vehicle	17,080	19,354	(2,274)	(11.7)	32,938	36,132	(3,194)	(8.8)
Used vehicle	17,315	19,752	(2,437)	(12.3)	35,222	38,176	(2,954)	(7.7)
	34,395	39,106	(4,711)	(12.0)	68,160	74,308	(6,148)	(8.3)
Second Quarter 2026 compared to Second Quarter 2025
Domestic revenue decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to decreases in new and used vehicle unit volume, partially offset by increases in new vehicle revenue PVR of $1,261 and used vehicle revenue PVR of $1,674. New vehicle unit volume decreased as a result of the prior year period benefiting from accelerated consumer demand in April 2025 following tariff-related announcements and a decrease in EV unit volume in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025. Used vehicle unit volume decreased due to supply constraints on lower-priced used vehicles.
Domestic segment income decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to decreases in new and used vehicle unit volume, as well as a decrease in new vehicle gross profit PVR of $345 resulting from an increase in average vehicle costs driven in part by a decrease in manufacturer incentives. These decreases were partially offset by an increase in finance and insurance gross profit PVR of $159 due to higher realized margins on service contracts and higher gross profit per transaction associated with arranging customer financing, and a decrease in SG&A expenses of $7.1 million.
First Six Months 2026 compared to First Six Months 2025
Domestic revenue decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to decreases in new and used vehicle unit volume, partially offset by increases in new vehicle revenue PVR of $1,075 and used vehicle revenue PVR of $1,379. New vehicle unit volume decreased primarily due to the prior year period benefiting from accelerated consumer demand in the later part of March 2025 into April 2025 following tariff-related announcements and a decrease in EV unit volume in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025. Used vehicle unit volume decreased due to supply constraints on lower-priced used vehicles.
Domestic segment income decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to decreases in new and used vehicle unit volume and a decrease in new vehicle gross profit PVR of $239 resulting from an increase in average vehicle costs driven in part by a decrease in manufacturer incentives. These decreases were partially offset by an increase in finance and insurance gross profit PVR of $223, due to higher realized margins on service contracts and higher gross profit per transaction associated with arranging customer financing, and increases in parts and service gross profit associated with customer-pay service of $7.1 million and warranty service of $8.1 million.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,170.2	$1,129.6	$40.6	3.6	$2,205.5	$2,191.6	$13.9	0.6
Used vehicle	578.5	549.6	28.9	5.3	1,132.5	1,096.3	36.2	3.3
Parts and service	354.5	343.0	11.5	3.4	689.0	661.6	27.4	4.1
Finance and insurance, net	127.1	123.7	3.4	2.7	249.4	242.2	7.2	3.0
Other	2.8	2.4	0.4		4.8	3.9	0.9
Total Revenue	$2,233.1	$2,148.3	$84.8	3.9	$4,281.2	$4,195.6	$85.6	2.0
Gross Profit:
New vehicle	$56.8	$61.8	$(5.0)	(8.1)	$105.7	$119.0	$(13.3)	(11.2)
Used vehicle	36.2	36.1	0.1	0.3	73.4	72.7	0.7	1.0
Parts and service	168.6	171.4	(2.8)	(1.6)	329.3	330.8	(1.5)	(0.5)
Finance and insurance, net	127.1	123.7	3.4	2.7	249.4	242.2	7.2	3.0
Other	(1.3)	(1.5)	0.2		(3.0)	(2.8)	(0.2)
Total Gross Profit	$387.4	$391.5	$(4.1)	(1.0)	$754.8	$761.9	$(7.1)	(0.9)
Segment income	$123.5	$133.4	$(9.9)	(7.4)	$237.3	$259.6	$(22.3)	(8.6)
Retail vehicle unit sales:
New vehicle	30,060	29,748	312	1.0	56,839	57,751	(912)	(1.6)
Used vehicle	22,955	23,392	(437)	(1.9)	45,989	46,547	(558)	(1.2)
	53,015	53,140	(125)	(0.2)	102,828	104,298	(1,470)	(1.4)
Second Quarter 2026 compared to Second Quarter 2025
Import revenue increased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in new vehicle revenue PVR of $957 due in part to a 7% shift in mix to hybrid and electric vehicles, which have relatively higher average revenue PVR, and an increase in new vehicle unit volume particularly for hybrid vehicles. Import revenue also benefited from an increase in used vehicle revenue PVR of $1,411 resulting from a shift in mix to higher-priced vehicles, including late-model and lower-mileage used vehicles, partially offset by a decrease in used retail vehicle unit volume due to supply constraints on lower-priced used vehicles.
Import segment income decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to a $4.9 million increase in SG&A expenses, as well as a decrease in new vehicle gross profit PVR of $187 reflecting an increase in average vehicle costs due in part to a decrease in manufacturer incentives.
First Six Months 2026 compared to First Six Months 2025
Import revenue increased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in used vehicle revenue and parts and service revenue. The increase in used vehicle revenue is due to an increase in used vehicle revenue PVR of $952 resulting from a shift in mix to higher-priced vehicles, including late-model and lower-mileage used vehicles, partially offset by a decrease in used retail vehicle unit volume due to supply constraints on lower-priced used vehicles. Parts and service revenue benefited from increases in revenue associated with wholesale and retail parts sales of $30.8 million.
Import segment income decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to a decrease in new vehicle gross profit PVR of $201 primarily due to an increase in vehicle acquisition costs reflecting a competitive vehicle sourcing market, as well as a decrease in new vehicle unit volume. Import segment income was also adversely impacted by a $12.9 million increase in SG&A expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,231.7	$1,281.6	$(49.9)	(3.9)	$2,380.6	$2,607.5	$(226.9)	(8.7)
Used vehicle	766.1	722.3	43.8	6.1	1,500.3	1,434.4	65.9	4.6
Parts and service	470.3	437.4	32.9	7.5	924.7	861.8	62.9	7.3
Finance and insurance, net	111.4	114.3	(2.9)	(2.5)	215.0	228.4	(13.4)	(5.9)
Other	0.2	0.2	—		0.6	0.2	0.4
Total Revenue	$2,579.7	$2,555.8	$23.9	0.9	$5,021.2	$5,132.3	$(111.1)	(2.2)
Gross Profit:
New vehicle	$71.2	$89.2	$(18.0)	(20.2)	$144.5	$181.4	$(36.9)	(20.3)
Used vehicle	35.2	42.5	(7.3)	(17.2)	74.3	85.6	(11.3)	(13.2)
Parts and service	243.9	231.5	12.4	5.4	483.1	456.5	26.6	5.8
Finance and insurance, net	111.4	114.3	(2.9)	(2.5)	215.0	228.4	(13.4)	(5.9)
Other	—	—	—		0.1	0.1	—
Total Gross Profit	$461.7	$477.5	$(15.8)	(3.3)	$917.0	$952.0	$(35.0)	(3.7)
Segment income	$156.9	$180.1	$(23.2)	(12.9)	$311.7	$358.8	$(47.1)	(13.1)
Retail vehicle unit sales:
New vehicle	16,100	16,745	(645)	(3.9)	30,945	34,351	(3,406)	(9.9)
Used vehicle	18,213	19,016	(803)	(4.2)	36,387	38,033	(1,646)	(4.3)
	34,313	35,761	(1,448)	(4.0)	67,332	72,384	(5,052)	(7.0)
Second Quarter 2026 compared to Second Quarter 2025
Premium Luxury revenue increased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to $82.3 million in revenue from the acquisitions we completed in the third quarter of 2025 and second quarter of 2026, and increases in used vehicle revenue and parts and service revenue. Used vehicle revenue increased due to an increase in used vehicle revenue PVR of $3,536 reflecting a shift in mix to late-model and lower-mileage used vehicles, which have relatively higher average selling prices, partially offset by a decrease in used vehicle unit volume due to supply constraints on lower-priced used vehicles. Parts and service revenue benefited from an increase in revenue associated with customer-pay service of $20.4 million. The increases in Premium Luxury revenue were partially offset by a decrease in new vehicle unit volume as a result of the prior year period benefiting from accelerated consumer demand in April 2025 following tariff-related announcements and a decrease in EV unit volume in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025.
Premium Luxury segment income decreased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to decreases in new and used vehicle unit volume, a decrease in used vehicle gross profit PVR of $266 largely due to an increase in vehicle acquisition costs reflecting a competitive vehicle sourcing market, and a $6.0 million increase in SG&A expenses, partially offset by an increase in parts and service gross profit associated with customer-pay service of $10.5 million.
First Six Months 2026 compared to First Six Months 2025
Premium Luxury revenue decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to a decrease in new vehicle unit volume as a result of the prior year period benefiting from accelerated consumer demand in the later part of March 2025 into April 2025 following tariff-related announcements and a decrease in EV unit volume in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025, which was partially offset by an increase in new vehicle revenue PVR of $1,022. The decreases in Premium Luxury revenue were partially offset by revenue of $147.9 million from the acquisitions we completed in the third quarter of 2025 and second quarter of 2026, increases in parts and service revenue associated with customer-pay service of $35.7 million and parts retail and wholesale sales of $18.5 million, and a decrease in used vehicle unit volume decreased due to supply constraints on lower-priced used vehicles.
Premium Luxury segment income decreased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily resulting from decreases in new and used vehicle unit volume, a decrease in new vehicle gross profit PVR of $611 reflecting an increase in average vehicle costs due in part to a decrease in manufacturer incentives, a decrease in used vehicle gross profit PVR of $213 largely due to an increase in vehicle acquisition costs reflecting a competitive vehicle sourcing market, and an $11.8 million increase in SG&A expenses. The decreases in Premium Luxury segment income were partially offset by increases in parts and service gross profit associated with customer-pay service of $18.7 million and warranty service of $8.4 million.

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
The following table presents the components of ANF income:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	%(1)	2025	%(1)	2026	%(1)	2025	%(1)
Interest margin:
Interest and fee income	$68.6	10.7%	$48.6	12.0%	$131.3	10.3%	$90.5	11.2%
Interest expense	(27.1)	(4.2)%	(17.8)	(4.4)%	(51.5)	(4.0)%	(31.7)	(3.9)%
Total interest margin	41.5	6.5%	30.8	7.6%	79.8	6.2%	58.8	7.3%
Provision for credit losses	(20.1)	(3.1)%	(19.2)	(4.8)%	(39.6)	(3.1)%	(38.1)	(4.7)%
Total interest margin after provision for credit losses	21.4	3.3%	11.6	2.9%	40.2	3.1%	20.7	2.6%
Direct expenses(2)	(10.7)	(1.7)%	(9.6)	(2.4)%	(20.1)	(1.6)%	(18.6)	(2.3)%
AutoNation Finance income	$10.7	1.7%	$2.0	0.5%	$20.1	1.6%	$2.1	0.3%

(1) Annualized amounts as a percentage of total average managed receivables.
(2) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.
The following tables present selected loan origination and loan performance information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2026	2025	2026	2025
Loan Origination Information
Loans originated	$484.5	$464.4	$946.6	$924.8
Vehicle units financed	14,245	13,514	27,704	26,762
Penetration rate(1)	11.1%	10.0%	11.0%	10.1%
Weighted average contract rate	10.4%	10.9%	10.3%	11.0%
Weighted average credit score(2)	705	698	703	696
Weighted average loan-to-value(3)	101.5%	103.6%	103.2%	103.8%
Weighted average term (in months)	72.0	72.0	73.0	72.0

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

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
($ in millions)	2026	2025	2026	2025
Loan Performance Information
Total average managed receivables	$2,556.1	$1,613.6	$2,440.8	$1,440.4
Allowance for credit losses as a percentage of ending managed receivables	4.1%	4.4%	4.1%	4.4%
Net credit losses on managed receivables	$11.5	$8.9	$25.2	$16.0
Annualized net credit losses as a percentage of total average managed receivables	1.8%	2.2%	2.1%	2.2%
Accounts greater than 30 days past due as a percentage of ending managed receivables	2.4%	2.4%	2.4%	2.4%
Average recovery rate(1)	53.0%	52.2%	52.3%	49.8%

(1) Represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.
Second Quarter 2026 compared to Second Quarter 2025
ANF income increased during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in interest and fee income from the growth in average managed receivables of $942.5 million as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores. ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.
ANF income also benefited from a decrease in the expected credit loss rates compared to the prior year reflecting improved credit quality of new loan originations. While we have seen improvement in our credit loss rates resulting from the improved credit quality of our portfolio, we expect our portfolio delinquency rates will continue to normalize and trend upward as our portfolio seasons.
First Six Months 2026 compared to First Six Months 2025
ANF income increased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in interest and fee income from the growth in average managed receivables of $1.0 billion as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores. ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.
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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$553.4	$569.2	$15.8	2.8	$1,082.0	$1,099.4	$17.4	1.6
Advertising	75.2	65.5	(9.7)	(14.8)	148.1	127.5	(20.6)	(16.2)
Store and corporate overhead	227.7	220.0	(7.7)	(3.5)	468.4	449.7	(18.7)	(4.2)
Total	$856.3	$854.7	$(1.6)	(0.2)	$1,698.5	$1,676.6	$(21.9)	(1.3)

SG&A as a % of total gross profit:
Compensation	45.0	44.6	(40)	bps	44.3	44.1	(20)	bps
Advertising	6.1	5.1	(100)	bps	6.1	5.1	(100)	bps
Store and corporate overhead	18.5	17.3	(120)	bps	19.1	18.0	(110)	bps
Total	69.6	67.0	(260)	bps	69.5	67.2	(230)	bps
Second Quarter 2026 compared to Second Quarter 2025
SG&A expenses increased slightly during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to the impact of acquisitions, net of divestitures, of $8.6 million and an increase in advertising costs to support vehicle sales. The increases in SG&A expenses were largely offset by a $16.3 million decrease in performance-driven compensation expense. As a percentage of total gross profit, SG&A expenses for the three months ended June 30, 2026, increased as compared to the same period in 2025, primarily due to the increases in SG&A expenses as described above and moderation of gross profit.
First Six Months 2026 compared to First Six Months 2025
SG&A expenses increased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the impact of acquisitions, net of divestitures, of $15.2 million, an increase in advertising costs to support vehicle sales, an increase in self-insured losses of $7.8 million related to unfavorable claim development and hailstorms, and investments targeting customer experience. The increases in SG&A expenses were largely offset by a $22.1 million decrease in performance-driven compensation expense. As a percentage of total gross profit, SG&A expenses increased to 69.5% during the six months ended June 30, 2026, from 67.2% in the same period in 2025, primarily due to the increases in SG&A expenses as described above and moderation of gross profit.
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

Second Quarter 2026 compared to Second Quarter 2025
Floorplan interest expense was $43.7 million for the three months ended June 30, 2026, compared to $45.3 million for the same period in 2025. The decrease in floorplan interest expense of $1.6 million was due to lower average interest rates, partially offset by higher average vehicle floorplan balances.
First Six Months 2026 compared to First Six Months 2025
Floorplan interest expense was $85.5 million for the six months ended June 30, 2026, compared to $91.8 million for the same period in 2025. The decrease in floorplan interest expense of $6.3 million was primarily due to lower average interest rates, partially offset by higher average vehicle floorplan balances.
Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations.
Second Quarter 2026 compared to Second Quarter 2025
Other interest expense was $49.9 million for the three months ended June 30, 2026, compared to $46.2 million for the three months ended June 30, 2025. The increase in interest expense of $3.7 million was due to higher average debt balances, partially offset by lower average interest rates.
First Six Months 2026 compared to First Six Months 2025
Other interest expense was $97.9 million for the six months ended June 30, 2026, compared to $88.5 million for the same period in 2025. The increase in interest expense of $9.4 million was driven by higher average debt balances and higher average interest rates.
Other Income (Loss), Net
We recognized net gains of $16.9 million and $10.4 million for the three months ended June 30, 2026 and 2025, respectively, and net gains of $14.0 million and $8.5 million for the six months ended June 30, 2026 and 2025, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We did not record any gains or losses for the three months ended June 30, 2026, related to changes in fair value of the underlying securities of our minority equity investments. We recognized net gains of $54.0 million during the six months ended June 30, 2026, and $1.7 million and $9.8 million for the three and six months ended June 30, 2025, respectively, related to changes in fair value of the underlying securities of our minority equity investments. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 25.3% for the three months ended June 30, 2026, and 37.6% for the three months ended June 30, 2025. Our effective income tax rate was 25.4% for the six months ended June 30, 2026, and 29.7% for the six months ended June 30, 2025. The tax rates for the three and six months ended June 30, 2025, reflect the fact that the goodwill impairment charge recorded in the second quarter of 2025 was not deductible for income tax purposes.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2026		December 31, 2025
Cash and cash equivalents	$53.3		$58.6
Revolving credit facility	$1,569.7	(1)(2)	$1,899.6
 (1)     As limited by the maximum consolidated leverage ratio in our credit agreement.
(2) At June 30, 2026, we had $0.4 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $635.0 million of commercial paper notes outstanding at June 30, 2026. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At June 30, 2026, surety bonds, letters of credit, and cash deposits totaled $108.7 million, of which $0.4 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2025, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At June 30, 2026, these properties had a net book value of $3.1 billion. None of these properties are mortgaged or encumbered.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per share data)	2026	2025	2026	2025
Shares repurchased	0.8	0.2	2.3	1.5
Aggregate purchase price (1)	$157.0	$29.0	$457.0	$253.8
Average purchase price per share	$199.84	$157.57	$200.59	$164.07

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $1.6 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $2.1 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, $618.9 million remained available under our stock repurchase limit authorized by our Board of Directors.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Purchases of property and equipment	$69.6	$79.0	$126.0	$154.2
Acquisitions and Divestitures
We purchased one Import store and three Premium Luxury stores during the six months ended June 30, 2026. We purchased one Domestic store and one Import store during the six months ended June 30, 2025.
We divested two Domestic stores during the six months ended June 30, 2026. We did not divest any stores during the six months ended June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Cash paid for business acquisitions, net	$(316.5)	$—	$(316.5)	$(69.6)
Cash received from business divestitures, net	$4.7	$—	$17.4	$—
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Debt
The following table sets forth our non-vehicle long-term debt, as of June 30, 2026, and December 31, 2025.

(In millions)
Debt Description	Maturity Date	Interest Payable	June 30, 2026	December 31, 2025
3.8% Senior Notes	November 15, 2027	May 15 and November 15	$300.0	$300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.45% Senior Notes	January 15, 2029	January 15 and July 15	600.0	600.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	500.0
Revolving credit facility	July 18, 2028	Monthly	—	—
Finance leases and other debt	Various dates through 2051		364.2	353.9
			3,814.2	3,803.9
Less: unamortized debt discounts and debt issuance costs			(21.9)	(24.4)
Less: current maturities			(74.9)	(74.7)
Long-term debt, net of current maturities			$3,717.4	$3,704.8
We had commercial paper notes outstanding of $635.0 million at June 30, 2026, and $200.0 million at December 31, 2025.
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
The following table sets forth our non-recourse debt, as of June 30, 2026, and December 31, 2025.

(In millions)	June 30, 2026	December 31, 2025
Warehouse facilities	$803.5	$1,398.7
Term securitization debt of consolidated VIEs	1,620.6	548.6
	2,424.1	1,947.3
Less: unamortized debt discounts and debt issuance costs	(6.9)	(2.7)
Less: current maturities	(83.3)	(63.8)
Non-recourse debt, net of current maturities	$2,333.9	$1,880.8
In January 2026, we issued non-recourse notes payable related to asset-backed term securitizations with an aggregate principal amount of $749.2 million, a weighted-average interest rate of 4.25%, and maturity dates ranging from February 2027 to January 2034.
In June 2026, we issued non-recourse notes payable related to asset-backed term securitizations with an aggregate principal amount of $550.0 million, a weighted-average interest rate of 4.76%, and maturity dates ranging from June 2027 to May 2034.
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
As of June 30, 2026, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At June 30, 2026, our leverage and interest coverage ratios were as follows:

June 30, 2026
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.77x
Interest coverage ratio	≥ 3.00x	4.67x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	June 30, 2026	December 31, 2025
Vehicle floorplan payable - trade	$2,254.1	$2,200.6
Vehicle floorplan payable - non-trade	1,804.8	1,627.7
Vehicle floorplan payable	$4,058.9	$3,828.3
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash used in operating activities	$(48.9)	$(230.3)
Net cash used in investing activities	$(427.9)	$(210.5)
Net cash provided by financing activities	$523.4	$434.8
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
Net cash used in operating activities decreased for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to a $201.4 million increase in collections on auto loans receivable.

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
Net cash used in investing activities increased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to a $246.9 million increase in cash used for acquisitions, partially offset by a $28.2 million decrease in purchases of property and equipment and a $17.4 million increase in cash received from divestitures.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
Cash flows from financing activities include changes in commercial paper notes outstanding reflecting net proceeds of $435.0 million and net payments of $500.0 million during the six months ended June 30, 2026 and 2025, respectively, as well as changes in vehicle floorplan payable non-trade totaling net proceeds of $120.5 million and $83.1 million during the six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2025, we issued $500 million aggregate principal amount of 5.89% Senior Notes due 2035.
During the six months ended June 30, 2026, we repurchased 2.3 million shares of common stock for an aggregate purchase price of $457.0 million (average purchase price per share of $200.59), including repurchases for which settlement occurred subsequent to June 30, 2026, and excluding the excise tax imposed under the Inflation Reduction Act. During the six months ended June 30, 2025, we repurchased 1.5 million shares of common stock for an aggregate purchase price of $253.8 million (average purchase price per share of $164.07), excluding the excise tax imposed under the Inflation Reduction Act.
During the six months ended June 30, 2026, we borrowed $2.1 billion of non-recourse debt, including issuance of $1.3 billion in non-recourse notes payable related to asset-backed term securitizations, and repaid $1.7 billion of non-recourse debt. During the six months ended June 30, 2025, we borrowed $1.3 billion of non-recourse debt, including issuance of $700.0 million in non-recourse notes payable related to asset-backed term securitizations, and repaid $690.1 million of non-recourse debt.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our strategic initiatives, partnerships, or investments, including AutoNation Finance, and statements regarding our expectations for the future performance of our business and the automotive retail industry, including the remainder of 2026, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf that describe our objectives, goals, or plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “estimate,” “intend,” “goal,” “target,” “project,” “plan,” “believe,” “continue,” “may,” “will,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), our newsroom website (newsroom.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on AutoNation’s X feed (www.x.com/autonation).
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
We had $4.1 billion of variable rate vehicle floorplan payable at June 30, 2026, and $3.8 billion at December 31, 2025. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $40.6 million at June 30, 2026, and $38.3 million at December 31, 2025. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance.
We had $635.0 million of commercial paper notes outstanding at June 30, 2026, and $200.0 million at December 31, 2025. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $6.4 million at June 30, 2026, and $2.0 million at December 31, 2025.
Our fixed rate senior unsecured notes totaled $3.4 billion and had a fair value of $3.3 billion as of June 30, 2026, and totaled $3.4 billion and had a fair value of $3.4 billion as of December 31, 2025.
As of June 30, 2026, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.

Equity Price Risk
We are subject to equity price risk with respect to certain minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $123.1 million at June 30, 2026, and $50.8 million at December 31, 2025. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $12.3 million at June 30, 2026, and $5.1 million at December 31, 2025. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
April 1, 2026 - April 30, 2026	473,481	$201.60	473,481	$680.5
May 1, 2026 - May 31, 2026	245,744	$199.60	245,744	$631.5
June 1, 2026 - June 30, 2026	66,593	$188.29	66,593	$618.9
Total	785,818		785,818

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was announced on October 28, 2025, for repurchases of up to an additional $1.0 billion resulting in an aggregate $1.3 billion available under our stock repurchase limit at that time. During the fiscal quarter ended June 30, 2026, all of the shares that we repurchased were repurchased under our stock repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

AUTONATION, INC.

Date:	July 31, 2026	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)