Form 10-Q
period 2026-09-30
AUTONATION, INC.
filed 2026-10-30
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 28, 2026, the registrant had 31,983,552 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51.2	$58.6
Receivables, net	781.3	948.4
Inventory	3,674.4	3,404.9
Other current assets	227.8	235.8
Total Current Assets	4,734.7	4,647.7
AUTO LOANS RECEIVABLE, net of allowance for credit losses of $114.6 million and $95.4 million, respectively, (including auto loans receivable of consolidated variable interest entities of $1.9 billion and $551.1 million, respectively)	2,783.6	2,140.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2.6 billion and $2.5 billion, respectively	4,037.9	3,956.2
OPERATING LEASE ASSETS	439.0	456.4
GOODWILL	1,422.8	1,409.3
OTHER INTANGIBLE ASSETS, NET	1,247.7	1,028.9
OTHER ASSETS	933.9	753.5
Total Assets	$15,599.6	$14,392.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,263.3	$2,200.6
Vehicle floorplan payable - non-trade	1,756.1	1,627.7
Accounts payable	349.2	369.9
Commercial paper	555.0	200.0
Current maturities of long-term debt	75.0	74.7
Current portion of non-recourse debt	90.8	63.8
Other current liabilities	1,057.7	1,003.9
Total Current Liabilities	6,147.1	5,540.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,713.7	3,704.8
NON-RECOURSE DEBT, NET OF CURRENT PORTION (including non-recourse debt, net of current portion, of consolidated variable interest entities of $1.8 billion and $530.0 million, respectively)	2,495.8	1,880.8
NONCURRENT OPERATING LEASE LIABILITIES	416.2	431.8
DEFERRED INCOME TAXES	127.3	94.1
OTHER LIABILITIES	433.7	399.0
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 63,562,149 shares issued at September 30, 2026, and December 31, 2025, including shares held in treasury	0.6	0.6
Additional paid-in capital	24.4	32.0
Retained earnings	6,515.4	5,976.1
Treasury stock, at cost; 31,273,860 and 28,362,366 shares held, respectively	(4,274.6)	(3,667.6)
Total Shareholders’ Equity	2,265.8	2,341.1
Total Liabilities and Shareholders’ Equity	$15,599.6	$14,392.2
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
New vehicle	$3,330.4	$3,415.6	$9,634.1	$10,060.0
Used vehicle	2,035.8	2,015.7	6,011.0	5,923.1
Parts and service	1,290.0	1,226.2	3,773.9	3,611.3
Finance and insurance, net	349.0	374.8	1,058.6	1,095.0
Other	5.1	5.1	14.6	12.8
TOTAL REVENUE	7,010.3	7,037.4	20,492.2	20,702.2
Cost of sales:
New vehicle	3,191.3	3,264.6	9,199.9	9,550.7
Used vehicle	1,931.7	1,900.8	5,670.4	5,558.3
Parts and service	673.4	629.2	1,956.8	1,848.0
Other	6.3	4.4	15.3	11.5
TOTAL COST OF SALES	5,802.7	5,799.0	16,842.4	16,968.5
Gross profit:
New vehicle	139.1	151.0	434.2	509.3
Used vehicle	104.1	114.9	340.6	364.8
Parts and service	616.6	597.0	1,817.1	1,763.3
Finance and insurance	349.0	374.8	1,058.6	1,095.0
Other	(1.2)	0.7	(0.7)	1.3
TOTAL GROSS PROFIT	1,207.6	1,238.4	3,649.8	3,733.7
AUTONATION FINANCE INCOME	15.4	1.5	35.5	3.6
Selling, general, and administrative expenses	849.1	850.1	2,547.6	2,526.7
Depreciation and amortization	63.8	64.2	190.3	189.9
Goodwill impairment	—	—	—	65.3
Franchise rights impairment	—	—	—	71.7
Other income, net	(4.5)	(46.8)	(0.5)	(42.3)
OPERATING INCOME	314.6	372.4	947.9	926.0
Non-operating income (expense) items:
Floorplan interest expense	(45.4)	(47.5)	(130.9)	(139.3)
Other interest expense	(51.7)	(45.1)	(149.6)	(133.6)
Other income (loss), net	(2.0)	7.8	67.6	6.9
INCOME BEFORE INCOME TAXES	215.5	287.6	735.0	660.0
Income tax provision	53.2	72.5	185.2	183.0
NET INCOME	$162.3	$215.1	$549.8	$477.0
BASIC EARNINGS PER SHARE:
Earnings per share	$4.92	$5.72	$16.31	$12.49
Weighted average common shares outstanding	33.0	37.6	33.7	38.2
DILUTED EARNINGS PER SHARE:
Earnings per share	$4.87	$5.65	$16.12	$12.36
Weighted average common shares outstanding	33.3	38.1	34.1	38.6
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	32.3	36.9	32.3	36.9
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	63,562,149	$0.6	$32.0	$5,976.1	$(3,667.6)	$2,341.1
Net income	—	—	—	205.4	—	205.4
Repurchases of common stock, including excise tax	—	—	—	—	(302.6)	(302.6)
Stock-based compensation expense	—	—	17.3	—	—	17.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(42.3)	—	18.5	(23.8)
Cumulative effect of change in accounting principle - internal-use software	—	—	—	(10.5)	—	(10.5)
BALANCE AT MARCH 31, 2026	63,562,149	$0.6	$7.0	$6,171.0	$(3,951.7)	$2,226.9
Net income	—	—	—	182.1	—	182.1
Repurchases of common stock, including excise tax	—	—	—	—	(158.6)	(158.6)
Stock-based compensation expense	—	—	8.7	—	—	8.7
BALANCE AT JUNE 30, 2026	63,562,149	$0.6	$15.7	$6,353.1	$(4,110.3)	$2,259.1
Net income	—	—	—	162.3	—	162.3
Repurchases of common stock, including excise tax	—	—	—	—	(164.5)	(164.5)
Stock-based compensation expense	—	—	9.3	—	—	9.3
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.6)	—	0.2	(0.4)
BALANCE AT SEPTEMBER 30, 2026	63,562,149	$0.6	$24.4	$6,515.4	$(4,274.6)	$2,265.8

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	63,562,149	$0.6	$20.3	$5,331.8	$(2,895.4)	$2,457.3
Net income	—	—	—	175.5	—	175.5
Repurchases of common stock, including excise tax	—	—	—	—	(226.6)	(226.6)
Stock-based compensation expense	—	—	16.7	—	—	16.7
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(33.7)	(4.8)	18.8	(19.7)
BALANCE AT MARCH 31, 2025	63,562,149	$0.6	$3.3	$5,502.5	$(3,103.2)	$2,403.2
Net income	—	—	—	86.4	—	86.4
Repurchases of common stock, including excise tax	—	—	—	—	(29.3)	(29.3)
Stock-based compensation expense	—	—	8.9	—	—	8.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.3)	—	0.6	0.3
BALANCE AT JUNE 30, 2025	63,562,149	$0.6	$11.9	$5,588.9	$(3,131.9)	$2,469.5
Net income	—	—	—	215.1	—	215.1
Repurchases of common stock, including excise tax	—	—	—	—	(182.8)	(182.8)
Stock-based compensation expense	—	—	9.9	—	—	9.9
Shares awarded under stock-based compensation plans, net of shares withheld for taxes	—	—	(0.5)	—	0.4	(0.1)
BALANCE AT SEPTEMBER 30, 2025	63,562,149	$0.6	$21.3	$5,804.0	$(3,314.3)	$2,511.6
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2026	2025
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$549.8	$477.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	190.3	189.9
Amortization of debt issuance costs and accretion of debt discounts	8.7	6.3
Stock-based compensation expense	35.3	35.5
Provision for credit losses on auto loans receivable	57.0	61.8
Deferred income tax provision (benefit)	36.7	15.1
Goodwill impairment	—	65.3
Franchise rights impairment	—	71.7
Non-cash impairment charges	10.6	6.7
(Gain) loss on equity investments	(54.2)	10.1
Gain on corporate-owned life insurance asset	(11.1)	(16.2)
Other	(9.0)	(7.8)
(Increase) decrease, net of effects from business acquisitions and divestitures:
Receivables	167.1	182.2
Auto loans receivable, net	(708.4)	(972.8)
Inventory	(195.4)	(74.3)
Other assets	(32.0)	34.1
Increase (decrease), net of effects from business acquisitions and divestitures:
Vehicle floorplan payable - trade	56.8	(40.9)
Accounts payable	(19.0)	(26.6)
Other liabilities	77.2	(55.7)
Net cash provided by (used in) operating activities	160.4	(38.6)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(201.7)	(223.1)
Cash received from business divestitures, net of cash relinquished	17.4	16.1
Cash paid for business acquisitions, net of cash acquired	(316.5)	(348.4)
Collections on auto loans receivable acquired through third-party dealers	8.1	14.2
Investments in equity securities	(11.6)	(0.7)
Other	8.9	12.3
Net cash used in investing activities	(495.4)	(529.6)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(631.4)	(429.8)
Proceeds from 5.89% Senior Notes due 2035	—	500.0
Net proceeds from (payments of) commercial paper	355.0	(430.0)
Proceeds from non-recourse debt	2,759.4	2,007.9
Payments of non-recourse debt	(2,112.3)	(1,090.0)
Payment of debt issuance costs	(11.9)	(10.1)
Net proceeds from vehicle floorplan payable - non-trade	71.9	74.6
Payments of other debt obligations	(14.7)	(12.3)
Payments of tax withholdings for stock-based awards	(24.2)	(20.1)
Proceeds from the exercise of stock options	—	0.6
Net cash provided by financing activities	391.8	590.8
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	56.8	22.6
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at beginning of period	85.8	103.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH at end of period	$142.6	$126.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
1.INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2026, we owned and operated 319 new vehicle franchises from 242 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores sell 30 different new vehicle brands. The major brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2026, we also owned and operated 51 AutoNation-branded collision centers, 24 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, and an auto finance company.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The accounting standard update also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The amendments in this accounting standard update may be applied either prospectively or retrospectively to all periods presented and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the adoption of this accounting standard update to have an impact on our consolidated financial statements, but it will require certain additional disclosures.
Capitalization of Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, that amends the accounting guidance on the timing of capitalization of internally-developed software costs by removing references to software development stages, and provides guidance on how to determine when it is probable that a project will be completed and the software will be used to perform the function intended. The accounting standard update must be applied using any of the following transition methods: (i) a prospective transition method, (ii) a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach.
The accounting standard update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We adopted the accounting standard update effective January 1, 2026, using the modified transition approach. Under this approach, the amendments are applied to new software costs on a prospective basis, except for capitalized software costs for in-process projects that did not meet the capitalization requirements under the new guidance on the date of adoption. We derecognized capitalized software costs for in-process projects through a net after-tax cumulative effect adjustment to retained earnings of $10.5 million as of the date of adoption. The adoption of the accounting standard did not have a material impact on our consolidated financial statements.

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

	Three Months Ended September 30, 2026
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$897.4	$1,171.2	$1,261.8	$—	$3,330.4
Used vehicle	505.6	594.0	778.9	157.3	2,035.8
Parts and service	297.1	361.7	480.4	150.8	1,290.0
Finance and insurance, net	106.6	122.7	108.9	10.8	349.0
Other	0.5	2.6	0.3	1.7	5.1
	$1,807.2	$2,252.2	$2,630.3	$320.6	$7,010.3

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,581.3	$1,978.6	$2,220.7	$222.5	$6,003.1
Goods and services transferred over time(2)	225.9	273.6	409.6	98.1	1,007.2
	$1,807.2	$2,252.2	$2,630.3	$320.6	$7,010.3

	Three Months Ended September 30, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$1,001.4	$1,145.3	$1,268.9	$—	$3,415.6
Used vehicle	531.0	561.5	737.6	185.6	2,015.7
Parts and service	293.6	337.5	440.9	154.2	1,226.2
Finance and insurance, net	118.4	126.0	111.8	18.6	374.8
Other	0.9	2.8	0.2	1.2	5.1
	$1,945.3	$2,173.1	$2,559.4	$359.6	$7,037.4

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,714.8	$1,905.5	$2,181.8	$252.8	$6,054.9
Goods and services transferred over time(2)	230.5	267.6	377.6	106.8	982.5
	$1,945.3	$2,173.1	$2,559.4	$359.6	$7,037.4

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2026
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,615.0	$3,376.7	$3,642.4	$—	$9,634.1
Used vehicle	1,505.7	1,726.5	2,279.2	499.6	6,011.0
Parts and service	870.1	1,050.7	1,405.1	448.0	3,773.9
Finance and insurance, net	323.9	372.1	323.9	38.7	1,058.6
Other	2.2	7.4	0.9	4.1	14.6
	$5,316.9	$6,533.4	$7,651.5	$990.4	$20,492.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,644.1	$5,728.9	$6,451.8	$696.5	$17,521.3
Goods and services transferred over time(2)	672.8	804.5	1,199.7	293.9	2,970.9
	$5,316.9	$6,533.4	$7,651.5	$990.4	$20,492.2

	Nine Months Ended September 30, 2025
	Domestic	Import	Premium Luxury	Corporate and other(1)	Total
Major Goods/Service Lines
New vehicle	$2,846.7	$3,336.9	$3,876.4	$—	$10,060.0
Used vehicle	1,544.3	1,657.8	2,172.0	549.0	5,923.1
Parts and service	851.9	999.1	1,302.7	457.6	3,611.3
Finance and insurance, net	338.7	368.2	340.2	47.9	1,095.0
Other	1.6	6.7	0.4	4.1	12.8
	$5,583.2	$6,368.7	$7,691.7	$1,058.6	$20,702.2

Timing of Revenue Recognition
Goods and services transferred at a point in time	$4,918.9	$5,566.5	$6,567.4	$743.5	$17,796.3
Goods and services transferred over time(2)	664.3	802.2	1,124.3	315.1	2,905.9
	$5,583.2	$6,368.7	$7,691.7	$1,058.6	$20,702.2

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table includes estimated revenue expected to be recognized in the future related to VCP performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Revenue Expected to Be Recognized by Period
	Total	Next 12 Months	13 - 36 Months	37 - 60 Months
Revenue expected to be recognized on VCP contracts sold as of period end	$118.9	$41.9	$57.1	$19.9
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
The following table provides the balances of our receivables from contracts with customers and our current and long-term contract assets and contract liabilities:

	September 30, 2026	December 31, 2025
Receivables from contracts with customers, net	$555.8	$693.4
Contract Asset (Current)	$24.7	$24.1
Contract Asset (Long-Term)	$2.7	$2.7
Contract Liability (Current)	$46.3	$45.2
Contract Liability (Long-Term)	$77.0	$74.7
The change in the balances of our contract assets and contract liabilities primarily results from the timing differences between our performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration for performance obligations satisfied in previous periods. The following table presents revenue recognized during the period from amounts included in the contract liability balance at the beginning of the period and adjustments to revenue related to performance obligations satisfied in previous periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amounts included in contract liability at the beginning of the period	$10.1	$9.5	$32.0	$30.0
Performance obligations satisfied in previous periods	$(0.8)	$2.5	$(3.0)	$1.1
Other significant changes include contract assets reclassified to receivables of $25.0 million for the nine months ended September 30, 2026, and $20.8 million for the nine months ended September 30, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest margin:
Interest and fee income	$74.2	$55.2	$205.5	$145.7
Interest expense	(30.3)	(21.2)	(81.8)	(52.9)
Total interest margin	43.9	34.0	123.7	92.8
Provision for credit losses	(17.2)	(22.0)	(56.8)	(60.1)
Total interest margin after provision for credit losses	26.7	12.0	66.9	32.7
Direct expenses(1)	(11.3)	(10.5)	(31.4)	(29.1)
AutoNation Finance income	$15.4	$1.5	$35.5	$3.6

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
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$162.3	$215.1	$549.8	$477.0

Basic weighted average common shares outstanding	33.0	37.6	33.7	38.2
Effect of dilutive unvested RSUs	0.3	0.5	0.4	0.4
Diluted weighted average common shares outstanding	33.3	38.1	34.1	38.6

Basic EPS	$4.92	$5.72	$16.31	$12.49
Diluted EPS	$4.87	$5.65	$16.12	$12.36
Earnings per share benefited from a net gain related to minority equity investments during the nine months ended September 30, 2026, and a gain on insurance recoveries for business interruption and related losses caused by the CDK outage

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
that occurred in June 2024 during the three and nine months ended September 30, 2025. Earnings per share was also adversely impacted by non-cash goodwill and franchise rights impairments during the nine months ended September 30, 2025.

5.RECEIVABLES, NET
The components of receivables, net of allowances for expected credit losses, are as follows:

	September 30, 2026	December 31, 2025
Contracts-in-transit and vehicle receivables	$320.4	$485.7
Trade receivables	211.9	172.6
Manufacturer receivables	198.0	230.6
Other	54.0	62.8
	784.3	951.7
Less: allowances for expected credit losses	(3.0)	(3.3)
Receivables, net	$781.3	$948.4
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
Auto Loans Receivable, Net
The components of auto loans receivable, net of third-party unearned discounts and allowances for expected credit losses, at September 30, 2026, and December 31, 2025, are as follows:

	September 30, 2026	December 31, 2025
Total auto loans receivable	$2,864.9	$2,209.9
Accrued interest and fees	16.7	14.1
Deferred loan origination costs	16.7	11.8
Less: unearned discounts	(0.1)	(0.2)
Less: allowances for expected credit losses	(114.6)	(95.4)
Auto loans receivable, net	$2,783.6	$2,140.2
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
reflect the customers’ likelihood of repayment, and if needed, adjustments are made to the scoring models on a prospective basis.
Auto Loans Receivable by Major Credit Program
The following tables present auto loans receivable as of September 30, 2026, and December 31, 2025, disaggregated by major credit program tier, in descending order of highest likelihood of repayment:

		Fiscal Year of Origination
As of September 30, 2026	Weighted Average FICO Score	2026	2025	2024	2023	2022	Prior to 2022	Total
Credit Program Tier(1):
Palladium	735	$540.9	$419.0	$89.9	$—	$—	$—	$1,049.8
Rhodium	690	466.6	282.8	70.5	7.0	—	—	826.9
Platinum	649	232.7	385.0	255.1	36.0	0.5	0.7	910.0
Gold	622	6.2	18.2	29.8	9.2	0.3	1.3	65.0
Silver	573	1.8	2.1	0.1	4.9	0.4	0.5	9.8
Bronze	547	0.6	0.8	—	1.5	—	0.2	3.1
Copper	537	0.1	0.1	—	0.1	—	—	0.3
Total auto loans receivable		$1,248.9	$1,108.0	$445.4	$58.7	$1.2	$2.7	$2,864.9

Current-period gross write-offs		$5.4	$42.2	$32.5	$8.8	$0.2	$1.0	$90.1

		Fiscal Year of Origination
As of December 31, 2025	Weighted Average FICO Score	2025	2024	2023	2022	2021	Prior to 2021	Total
Credit Program Tier(1):
Palladium	732	$569.6	$127.0	$—	$—	$—	$—	$696.6
Rhodium	695	369.6	98.9	10.9	—	—	—	479.4
Platinum	651	513.1	359.0	52.5	1.0	1.8	0.3	927.7
Gold	623	25.5	43.3	14.7	0.6	3.1	0.5	87.7
Silver	575	3.0	0.2	7.8	0.5	1.7	0.2	13.4
Bronze	548	1.0	0.1	2.3	0.1	0.9	0.1	4.5
Copper	549	0.3	—	0.1	—	0.2	—	0.6
Total auto loans receivable		$1,482.1	$628.5	$88.3	$2.2	$7.7	$1.1	$2,209.9

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the expectations of the impact of changes in underwriting standards and recent economic trends.
The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans receivable including accrued interest receivable. The change in the allowance for credit losses is recognized through an adjustment to the provision for credit losses. The provision for credit losses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, reflects a decrease in expected credit loss rates reflecting improved quality of new loan originations.
Rollforward of Allowance for Credit Losses
The following is a rollforward of our allowance for expected credit losses for auto loans receivable for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Balance as of beginning of year	$95.4	$54.8
Provision for credit losses	57.0	61.8
Write-offs	(90.1)	(54.8)
Recoveries(1)	52.3	27.2
Balance as of end of period	$114.6	$89.0

(1) Includes proceeds from the recovery of vehicle collateral, net of costs incurred.
We also estimate expected credit losses related to unfunded loan commitments and record a liability within Other Current Liabilities in our Unaudited Condensed Consolidated Balance Sheet. The change in the liability is recognized through an adjustment to the provision for credit losses. The credit loss liability totaled $0.7 million at September 30, 2026, and $0.9 million at December 31, 2025.
Past Due Auto Loans Receivable
An account is considered delinquent if 95% of the required principal and interest payments have not been received as of the date such payments were due. All loans continue to accrue interest until repayment, write-off, or when a loan reaches 75 days past due. If payment is received after a loan has stopped accruing interest due to reaching 75 days past due, the loan will be deemed current and the accrual of interest resumes. When a write-off occurs, accrued interest is written off by reversing interest income. Payments received on nonaccrual assets are recorded using a combination of the cost recovery method and the cash basis method depending on whether the related loan has been written off. In general, accounts are written off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month and the related vehicle has not been repossessed, the vehicle has been repossessed and liquidated, or the related vehicle has been in repossession inventory for at least 60 days. The following table presents an age analysis of past due auto loans receivable, as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Current	$2,793.8	$2,150.7
Past due loans:
31-60 Days	55.0	44.2
61-90 Days	11.1	10.8
Greater than 90 Days	5.0	4.2
Total Past Due	71.1	59.2
Total	$2,864.9	$2,209.9

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2026	December 31, 2025
New vehicles	$2,514.3	$2,361.1
Used vehicles	908.2	786.7
Parts, accessories, and other	251.9	257.1
Inventory	$3,674.4	$3,404.9

The components of vehicle floorplan payable are as follows:

	September 30, 2026	December 31, 2025
Vehicle floorplan payable - trade	$2,263.3	$2,200.6
Vehicle floorplan payable - non-trade	1,756.1	1,627.7
Vehicle floorplan payable	$4,019.4	$3,828.3
Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities. Our service loaner and rental vehicle inventory, which is reflected in Other Assets and totaled $533.6 million and $455.4 million at September 30, 2026 and December 31, 2025, respectively, is also financed with vehicle floorplan payable-trade and non-trade. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
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
At September 30, 2026, our new vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our new vehicle floorplan outstanding had a weighted-average interest rate of 5.4% at September 30, 2026, and 5.4% at December 31, 2025. As of September 30, 2026, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $4.6 billion, of which $3.3 billion had been borrowed based on the eligible new vehicle inventory that was pledged as collateral.
At September 30, 2026, our used vehicle floorplan facilities utilized Prime-based and SOFR-based interest rates. Our used vehicle floorplan outstanding had a weighted-average interest rate of 5.4% at September 30, 2026, and 5.2% at December 31, 2025. As of September 30, 2026, the aggregate capacity under our used vehicle floorplan facilities to finance a portion of our used vehicle inventory was $775.0 million, of which $701.5 million had been borrowed. The remaining borrowing capacity of $73.5 million was limited to $0.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, consist of the following:

	September 30, 2026	December 31, 2025
Goodwill	$1,422.8	$1,409.3

Franchise rights - indefinite-lived	$1,238.5	$1,018.6
Other intangibles	30.1	30.1
	1,268.6	1,048.7
Less: accumulated amortization	(20.9)	(19.8)
Other intangible assets, net	$1,247.7	$1,028.9
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

9.DEBT
Non-Vehicle Long-Term Debt
Non-vehicle long-term debt consisted of the following:

Debt Description	Maturity Date	Interest Payable	September 30, 2026	December 31, 2025
3.8% Senior Notes	November 15, 2027	May 15 and November 15	$300.0	$300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.45% Senior Notes	January 15, 2029	January 15 and July 15	600.0	600.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	500.0
Revolving credit facility	September 14, 2031	Monthly	—	—
Finance leases and other debt	Various dates through 2051		359.3	353.9
			3,809.3	3,803.9
Less: unamortized debt discounts and debt issuance costs			(20.6)	(24.4)
Less: current maturities			(75.0)	(74.7)
Long-term debt, net of current maturities			$3,713.7	$3,704.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Debt Refinancing Transaction
On September 14, 2026, we amended and restated our existing unsecured credit agreement. The amended and restated credit agreement, among other things, (1) increases the revolving credit facility commitment from $1.9 billion to $2.0 billion, (2) increases the limit under the accordion feature, which allows us, subject to credit availability and certain other conditions, to increase such commitment, together with any added term loans, by up to $1.0 billion in the aggregate (up from $500.0 million under the prior credit agreement), (3) provides for commitment fees and loan margins as set forth in the amended and restated credit agreement, which are the same or lower than the commitment fees and loan margins under the prior credit agreement, (4) amends our maximum leverage ratio covenant to allow for unlimited netting of unrestricted cash, and (5) extends the maturity date of the facility to September 14, 2031.
Senior Unsecured Notes and Credit Agreement
The interest rates payable on our 3.8% Senior Notes and 4.75% Senior Notes are subject to adjustment upon the occurrence of certain credit rating events as provided in the indentures for these senior unsecured notes.
Under our amended and restated credit agreement, we have a $2.0 billion revolving credit facility that matures on September 14, 2031. The credit agreement also contains an accordion feature that allows us, subject to credit availability and certain other conditions, to increase the amount of the revolving credit facility, together with any added term loans, by up to $1.0 billion in the aggregate. As of September 30, 2026, we had no borrowings outstanding under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of the revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $0.4 million at September 30, 2026, leaving a borrowing capacity under our credit agreement of $2.0 billion at September 30, 2026. As of September 30, 2026, this borrowing capacity was limited by the maximum consolidated leverage ratio contained in our credit agreement to $1.6 billion.
Our revolving credit facility provides for a commitment fee on undrawn amounts ranging from 0..10% to 0.20% and interest on borrowings at SOFR or the base rate, in each case plus an applicable margin. The applicable margin ranges from 1.00% to 1.50% for SOFR borrowings and 0.00% to 0.50% for base rate borrowings. The interest rate charged for our revolving credit facility is affected by our leverage ratio.
Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations. If guarantees of our subsidiaries were to be issued under our existing registration statement, we expect that such guarantees would be full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries would be minor.
Other Long-Term Debt
At September 30, 2026, we had finance leases and other debt obligations of $359.3 million, which are due at various dates through 2051.
Commercial Paper
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes on a private placement basis. In October 2026, we increased the maximum aggregate principal amount for which we may have notes outstanding under the commercial paper program at any one time from $1.9 billion to $2.0 billion. The interest rate for the commercial paper notes varies based on duration and market conditions. The maturities of the commercial paper notes may vary, but may not exceed 397 days from the date of issuance. Proceeds from the issuance of commercial paper notes are used to repay borrowings under the revolving credit facility, to finance acquisitions, and for strategic initiatives, working capital, capital expenditures, share repurchases, and/or other general corporate purposes. We use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under the commercial paper program. A downgrade in our credit ratings could negatively impact our ability to issue, or the interest rates for, commercial paper notes.
At September 30, 2026, we had $555.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.2% and a weighted-average remaining term of 1 day. At December 31, 2025, we had $200.0 million of commercial paper notes outstanding with a weighted-average annual interest rate of 4.1% and a weighted-average remaining term of 2 days.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Non-Recourse Debt
Non-recourse debt relates to financed auto loans receivable of our captive auto finance company funded through a combination of warehouse facilities, asset-backed term funding transactions, and free cash flows from operations.
Non-recourse debt outstanding at September 30, 2026, and December 31, 2025, consisted of the following:

	September 30, 2026	December 31, 2025
Warehouse facilities	$719.0	$1,398.7
Term securitization debt of consolidated VIEs	1,875.4	548.6
	2,594.4	1,947.3
Less: unamortized debt discounts and debt issuance costs	(7.8)	(2.7)
Less: current maturities	(90.8)	(63.8)
Non-recourse debt, net of current maturities	$2,495.8	$1,880.8
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
Warehouse Facilities
As of September 30, 2026, we had three warehouse facilities with certain banking institutions through wholly-owned, bankruptcy-remote, special purpose entities, primarily to finance the purchase and origination of auto loans receivable. In October 2026, we terminated two of the existing warehouse facilities and amended and restated the third warehouse facility to establish one syndicated warehouse facility, which includes both existing and new lenders. The syndicated warehouse facility has an aggregate borrowing capacity of $1.5 billion and utilizes SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. We fund auto loans receivable through this warehouse facility, which is secured by the eligible auto loans receivable pledged as collateral. The syndicated warehouse facility expires in October 2027 and we expect to renew the facility annually.
At September 30, 2026, our prior warehouse facilities utilized SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. Our warehouse facilities had a weighted-average interest rate of 4.6% at September 30, 2026, and 4.7% at December 31, 2025. The aggregate capacities under our warehouse facilities as of September 30, 2026, were as follows:

September 30, 2026
Warehouse facilities:
November 2026 expiration	$400.0
December 2026 expiration	300.0
December 2026 expiration	700.0
Aggregate capacity	$1,400.0
Unused capacity	$681.0
The remaining borrowing capacity of $681.0 million was limited to $0.1 million based on the eligible auto loans receivable that have been pledged as collateral.

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
We issued non-recourse notes payable related to asset-backed term securitizations of $749.2 million in January 2026, $550.0 million in June 2026, and $439.1 million in August 2026. At September 30, 2026, non-recourse notes payable consisted of the following:

	Balance	Initial Principal Amount	Issuance Date	Interest Rate Range	Final Distribution Date
AutoNation Finance Trust 2025-1 Class A-D	$386.3	$700.0	5/21/2025	4.62% to 5.63%	Various dates through September 2032
AutoNation Finance Trust 2026-1 Class A-D	$570.6	$749.2	1/29/2026	3.95% to 5.07%	Various dates through January 2034
AutoNation Finance Trust 2026-2 Class A-D	$493.9	$550.0	6/17/2026	3.96% to 5.75%	Various dates through May 2034
AutoNation Finance Trust 2026-N1 Class A-D	$424.6	$439.1	8/26/2026	4.01% to 5.47%	Various dates through January 2034
Total non-recourse notes payable	$1,875.4	$2,438.3
Term securitization debt is expected to become due and be paid prior to the final legal maturities based on amortization of the auto loans receivable pledged as collateral. The term securitization agreements require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash of consolidated VIEs under the various term securitization agreements totaled $89.6 million as of September 30, 2026, and $25.5 million as of December 31, 2025, and is included in Other Current Assets and Other Assets in our Unaudited Condensed Consolidated Balance Sheets. Auto loans receivable pledged to the term securitization debt of consolidated VIEs totaled $1.9 billion as of September 30, 2026, and $551.1 million as of December 31, 2025.

10.INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $46.1 million and $2.6 million at September 30, 2026, and December 31, 2025, respectively.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Shares repurchased	0.8	0.8	3.1	2.4
Aggregate purchase price (1)	$162.9	$181.0	$619.9	$434.8
Average purchase price per share	$193.49	$216.81	$198.68	$182.56

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $1.6 million and $5.8 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $3.9 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, $456.0 million remained available under our stock repurchase limit authorized by our Board of Directors. In October 2026, our Board of Directors increased the share repurchase authorization by $1.0 billion. From October 1, 2026 through October 28, 2026, we repurchased 0.3 million shares of common stock for an aggregate purchase price of $47.9 million (average purchase price per share of $157.28).
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
The following table presents a summary of shares of common stock issued and shares surrendered to AutoNation to satisfy tax withholding obligations, each in connection with the settlement of RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In actual number of shares)	2026	2025	2026	2025
Shares issued	3,530	3,383	325,282	321,955
Shares surrendered to AutoNation to satisfy tax withholding obligations	1,357	1,314	116,406	109,948

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
The 2026 Plan provides for the grant of time-based and performance-based RSUs and restricted stock, stock options, stock appreciation rights, and other stock-based and cash-based awards to employees. As of September 30, 2026, a maximum of 2.2 million shares may be issued under the 2026 Plan.

13.ACQUISITIONS AND DIVESTITURES
We purchased one Import store and three Premium Luxury stores during the nine months ended September 30, 2026. The purchase price allocations for these business combinations are preliminary and subject to final adjustments, primarily related to the valuation of working capital and residual goodwill. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. We purchased one Domestic store, one Import store, and two Premium Luxury stores during the nine months ended September 30, 2025.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The acquisitions completed during the nine months ended September 30, 2026 and 2025, were not material to our financial condition or results of operations. Additionally, on a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the respective nine months ended September 30, 2026 and 2025, revenue and net income would not have been materially different from our reported revenue and net income for these periods.
We divested two Domestic stores during the nine months ended September 30, 2026. We divested one Domestic store and one Import store during the nine months ended September 30, 2025. Gains on divestitures are included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. The financial condition and results of operations of these businesses were not material to our consolidated financial statements.

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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$51.2	$58.6
Restricted cash included in Other Current Assets	78.0	25.3
Restricted cash included in Other Assets	13.4	1.9
Total cash, cash equivalents, and restricted cash	$142.6	$85.8
Non-Cash Investing and Financing Activities
We had accrued purchases of property and equipment of $19.4 million at September 30, 2026, and $20.3 million at September 30, 2025.

	Nine Months Ended
	September 30,
	2026	2025
Supplemental noncash information on adjustments to right-of-use assets, including right-of-use assets obtained in exchange for new:
Operating lease liabilities	$18.5	$108.7
Finance lease liabilities	$76.5	$57.8
Interest and Income Taxes Paid
We made interest payments, net of amounts capitalized and including interest on vehicle inventory financing and non-recourse debt, of $363.2 million during the nine months ended September 30, 2026, and $314.7 million during the nine months ended September 30, 2025. We made income tax payments, net of income tax refunds, of $104.4 million during the nine months ended September 30, 2026, and $238.0 million during the nine months ended September 30, 2025.

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
•Fixed rate long-term debt: Our fixed rate long-term debt consists primarily of amounts outstanding under our senior unsecured notes. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying values and fair values of our senior unsecured notes is as follows:

	September 30, 2026	December 31, 2025
Carrying value	$3,429.4	$3,425.6
Fair value	$3,223.1	$3,357.7
Investments in Equity Securities
Our investments in equity securities are primarily comprised of investments without a readily determinable fair value. Investments without readily determinable fair values are initially measured at the transaction price (generally fair value) plus transaction costs. These investments are subsequently measured using the measurement alternative as permitted by accounting standards, which is cost, less any impairment, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, adjusted for any differences in rights and privileges of the equity securities (based on Level 3 inputs).
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
The carrying amounts of our equity investments without a readily determinable fair value totaled $123.3 million at September 30, 2026, and $50.8 million at December 31, 2025. Equity investments that do not have a readily determinable fair value reflect cumulative downward adjustments of $8.4 million and cumulative upward adjustments of $49.6 million based on observable price changes.
Our equity investments with readily determinable fair values are measured at fair value using Level 1 inputs and totaled $1.0 million at September 30, 2026, and $12.8 million at December 31, 2025.

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

	Nine Months Ended
	September 30,
	2026	2025
Net gains (losses) recognized during the period on equity securities	$54.2	$(10.1)
Less: Net gains recognized during the period on equity securities sold/exchanged during the period	1.5	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$52.7	$(10.1)
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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2026 and 2025:

	2026		2025
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Goodwill	$—	$—	$75.2	$(65.3)
Franchise rights	$—	$—	$42.7	$(71.7)
Right-of-use assets	$2.0	$(1.1)	$—	$—
Long-lived assets held and used	$11.9	$(9.5)	$13.5	$(4.3)
Long-lived assets held for sale	$—	$—	$22.7	$(2.4)
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
For our annual goodwill impairment testing as of April 30, 2025, we performed qualitative evaluations for our Domestic, Import, Premium Luxury, AutoNation Finance, and Collision Center reporting units and a quantitative evaluation for our Mobile Service reporting unit. As a result of the quantitative test, we determined that the fair value of the Mobile Service reporting unit was less than its carrying value and we recorded a non-cash goodwill impairment charge of $65.3 million during the second quarter of 2025. The non-cash impairment charge is reflected as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income and in the “Corporate and other” category of our segment information.
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
The non-cash impairment charges related to long-lived assets are included in Other Expense, Net in our Unaudited Condensed Consolidated Statements of Income. The impairment charges related to long-lived assets for the three and nine months ended September 30, 2026, included $2.9 million recorded in the Domestic segment, $0.2 million recorded in the Premium Luxury segment, and $6.4 million recorded in the “Corporate and other” category of our segment information. The

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
impairment charges related to long-lived assets for the three and nine months ended September 30, 2025, were recorded in the “Corporate and other” category of our segment information.
We had net assets held for sale of $23.1 million as of September 30, 2026, and $45.3 million as of December 31, 2025, primarily related to inventory, goodwill, property, and floorplan payable of disposal groups held for sale, as well as property held for sale. Assets held for sale and liabilities held for sale are included in Other Current Assets and Other Current Liabilities, respectively, in our Unaudited Condensed Consolidated Balance Sheets.
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
As of September 30, 2026 and 2025, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, we assign or sublet to the store purchaser our interests in any real property leases associated with such stores. In general, we retain responsibility for the

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2027 to 2034 are approximately $3 million at September 30, 2026. There can be no assurance that any performance required of us under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2026, surety bonds, letters of credit, and cash deposits totaled $107.8 million, of which $0.4 million were letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

17.BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. During the nine months ended September 30, 2026, approximately 64% of our total retail new vehicle unit sales were generated by our stores in Florida, California, and Texas.
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer or related lender or supplier. The major brands of vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender or supplier.
We are also subject to a concentration of risk in the event of the non-performance of third-party information technology service providers, such as the provider of our dealer management system on which we significantly rely to operate our business.
We had receivables from manufacturers or distributors of $198.0 million at September 30, 2026, and $230.6 million at December 31, 2025. Additionally, a large portion of our contracts-in-transit included in Receivables, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2026, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

18.SEGMENT INFORMATION
At September 30, 2026, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Our AutoNation Finance segment is comprised of our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
“Corporate and other” is comprised of our non-franchised businesses, including AutoNation USA stores, collision centers, parts distribution centers, and auction operations, all of which generate revenues but do not meet the quantitative thresholds for

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The following tables provide segment revenues and segment expenses that align with the segment-level information that is regularly provided to our CODM:

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30, 2026
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,807.2	$2,252.2	$2,630.3		$6,689.7
Corporate and other					320.6
Total consolidated revenues					7,010.3
Less segment expenses:
Cost of sales:
New vehicle	884.7	1,116.8	1,189.7
Used vehicle	484.9	559.8	745.0
Parts and service	160.1	190.7	232.1
Other	0.3	5.8	—
Total cost of sales	1,530.0	1,873.1	2,166.8
Selling, general and administrative expenses:
Compensation	118.8	154.1	166.8
Advertising	18.9	26.5	18.6
Store overhead	46.1	60.2	85.4
Total selling, general, and administrative expenses	183.8	240.8	270.8
Depreciation and amortization	11.4	14.6	22.8
Floorplan interest expense	16.5	8.4	19.3
Franchised dealerships - segment income	$65.5	$115.3	$150.6		331.4
AutoNation Finance:
Interest and fee income				$74.2
Interest expense				(30.3)
Provision for credit losses				(17.2)
Direct expenses(2)				(11.3)
AutoNation Finance income				$15.4	15.4
Corporate and other					(77.6)
Other interest expense					(51.7)
Other income (loss), net					(2.0)
Income before income taxes					$215.5

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$1,945.3	$2,173.1	$2,559.4		$6,677.8
Corporate and other					359.6
Total consolidated revenues					7,037.4
Less segment expenses:
Cost of sales:
New vehicle	980.5	1,091.5	1,192.7
Used vehicle	505.5	526.0	700.2
Parts and service	154.5	172.8	210.3
Other	0.3	4.1	0.1
Total cost of sales	1,640.8	1,794.4	2,103.3
Selling, general and administrative expenses:
Compensation	127.0	151.1	159.6
Advertising	17.7	24.4	17.2
Store overhead	48.8	56.9	79.5
Total selling, general, and administrative expenses	193.5	232.4	256.3
Depreciation and amortization	11.6	12.8	20.6
Floorplan interest expense	18.1	9.9	18.3
Other income(2)	—	(0.1)	—
Franchised dealerships - segment income	$81.3	$123.7	$160.9		365.9
AutoNation Finance:
Interest and fee income				$55.2
Interest expense				(21.2)
Provision for credit losses				(22.0)
Direct expenses(3)				(10.5)
AutoNation Finance income				$1.5	1.5
Corporate and other					(42.5)
Other interest expense					(45.1)
Other income (loss), net					7.8
Income before income taxes					$287.6

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2026
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$5,316.9	$6,533.4	$7,651.5		$19,501.8
Corporate and other					990.4
Total consolidated revenues					20,492.2
Less segment expenses:
Cost of sales:
New vehicle	2,557.4	3,216.6	3,425.8
Used vehicle	1,433.3	1,618.9	2,171.0
Parts and service	462.9	550.4	673.7
Other	1.0	13.6	0.5
Total cost of sales	4,454.6	5,399.5	6,271.0
Selling, general and administrative expenses:
Compensation	364.5	460.2	496.5
Advertising	55.9	80.0	55.4
Store overhead	139.2	172.8	247.3
Total selling, general, and administrative expenses	559.6	713.0	799.2
Depreciation and amortization	34.0	42.6	65.8
Floorplan interest expense	48.2	25.7	53.0
Other expense, net(2)	2.9	—	0.2
Franchised dealerships - segment income	$217.6	$352.6	$462.3		1,032.5
AutoNation Finance:
Interest and fee income				$205.5
Interest expense				(81.8)
Provision for credit losses				(56.8)
Direct expenses(3)				(31.4)
AutoNation Finance income				$35.5	35.5
Corporate and other					(251.0)
Other interest expense					(149.6)
Other income (loss), net					67.6
Income before income taxes					$735.0

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other expense, net includes asset impairments net of gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2025
	Domestic	Import	Premium Luxury	AutoNation Finance	Total
Revenues from external customers:(1)
Franchised dealerships	$5,583.2	$6,368.7	$7,691.7		$19,643.6
Corporate and other					1,058.6
Total consolidated revenues					20,702.2
Less segment expenses:
Cost of sales:
New vehicle	2,767.9	3,164.1	3,618.8
Used vehicle	1,463.0	1,549.6	2,049.0
Parts and service	454.0	503.6	615.6
Other	0.3	10.8	0.2
Total cost of sales	4,685.2	5,228.1	6,283.6
Selling, general and administrative expenses:
Compensation	379.3	456.9	493.5
Advertising	51.1	69.3	48.2
Store overhead	139.7	165.5	231.2
Total selling, general, and administrative expenses	570.1	691.7	772.9
Depreciation and amortization	34.1	37.6	60.6
Floorplan interest expense	51.5	28.1	55.0
Other income(2)	—	(0.1)	(0.1)
Franchised dealerships - segment income	$242.3	$383.3	$519.7		1,145.3
AutoNation Finance:
Interest and fee income				$145.7
Interest expense				(52.9)
Provision for credit losses				(60.1)
Direct expenses(3)				(29.1)
AutoNation Finance income				$3.6	3.6
Corporate and other					(362.2)
Other interest expense					(133.6)
Other income (loss), net					6.9
Income before income taxes					$660.0

(1) See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for detail of revenue by segment.
(2) Other income includes net gains on asset dispositions.
(3) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides information about segment assets:

Segment Assets(1)	September 30, 2026	December 31, 2025
Domestic	$2,372.7	$2,360.0
Import	$2,204.0	$2,209.3
Premium Luxury	$3,880.8	$3,611.2
AutoNation Finance	$2,895.2	$2,185.7

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
Overview
AutoNation, Inc., through its subsidiaries, is one of the largest automotive retailers in the United States. As of September 30, 2026, we owned and operated 319 new vehicle franchises from 242 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 30 different new vehicle brands. The major brands of new vehicles that we sell, representing approximately 88% of the new vehicles that we sold during the nine months ended September 30, 2026, are manufactured by Toyota (including Lexus), Honda, Ford, General Motors, BMW, Mercedes-Benz, Stellantis, and Volkswagen (including Audi and Porsche). As of September 30, 2026, we also owned and operated 51 AutoNation-branded collision centers, 24 AutoNation USA stores, 4 AutoNation-branded automotive auction operations, 3 parts distribution centers, and an auto finance company.
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
At September 30, 2026, we had four reportable segments: (1) Domestic, (2) Import, (3) Premium Luxury, and (4) AutoNation Finance. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Stellantis. Our Import segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Toyota, Honda, Hyundai, and Subaru. Our Premium Luxury segment is primarily comprised of retail automotive franchises that sell new vehicles manufactured by Mercedes-Benz, BMW, Lexus, Audi, and Jaguar Land Rover. The franchises in each of our Domestic, Import, and Premium Luxury segments also sell used vehicles, parts and automotive services, and automotive finance and insurance products. AutoNation Finance is our captive auto finance company, which provides indirect financing to qualified retail customers on vehicles we sell.
For the nine months ended September 30, 2026, new vehicle sales accounted for 47% of our total revenue and 12% of our total gross profit. Used vehicle sales accounted for 29% of our total revenue and 9% of our total gross profit. Our parts and service operations, while comprising 18% of our total revenue, contributed 50% of our total gross profit. Our finance and insurance sales, while comprising 5% of our total revenue, contributed 29% of our total gross profit. Our earnings mix is increasingly shifting toward products and services with recurring income streams including parts and service operations and income generated through our captive finance company.
Market Conditions
In the third quarter of 2026, U.S. industry retail new vehicle unit sales, which includes sales in markets in which we do not compete, decreased approximately 2%, as compared to the third quarter of 2025. New vehicle unit sales in the prior year benefited from the acceleration in consumer demand for hybrid and electric vehicles resulting from the phasing out of electric vehicle (“EV”) tax credits at the end of the third quarter of 2025.

Results of Operations
During the three months ended September 30, 2026, we had net income of $162.3 million and diluted earnings per share of $4.87, as compared to net income of $215.1 million and diluted earnings per share of $5.65 during the same period in 2025.
Our total gross profit decreased 2% during the third quarter of 2026, compared to the same period in the prior year, driven by decreases in new vehicle gross profit of 8%, used vehicle gross profit of 9%, and finance and insurance gross profit of 7%, partially offset by an increase in parts and service gross profit of 3%, each as compared to the third quarter of 2025. New vehicle gross profit was adversely impacted by a decrease in EV unit volume in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025, as well as a decrease in gross profit per vehicle retailed (“PVR”) resulting from higher average vehicle costs. Used vehicle gross profit was adversely impacted by a decrease in wholesale gross profit and a decrease in used vehicle retail unit volume primarily due to supply constraints on lower-priced used vehicles. Finance and insurance gross profit was adversely impacted primarily by a decrease in vehicle unit volume. Parts and service results benefited primarily from increases in gross profit associated with customer-pay service of 5% and wholesale parts of 9%.
Income from AutoNation Finance (“ANF”), our captive auto finance company, was $15.4 million during the third quarter of 2026, as compared to $1.5 million during the same period in 2025, reflecting an increase in interest and fee income from the growth in average managed receivables of $875.5 million and operational efficiencies as the portfolio scales. As we continue to grow our ANF business, a portion of the income related to customer financing shifts from upfront commissions recognized in finance and insurance gross profit to recurring finance income earned over the life of the loans we originate.
Net income for the three months ended September 30, 2026, was adversely impacted by after-tax self-insured losses of $6.6 million primarily related to severe weather events. Net income for the three months ended September 30, 2025, was favorably impacted by after-tax gains on insurance recoveries of $30.2 million for business interruption and related losses caused by the CDK outage that occurred in June 2024.
Earnings per share for the three months ended September 30, 2026 benefited from the repurchase of 3.1 million shares of common stock during the nine months ended September 30, 2026.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or net realizable value in our Unaudited Condensed Consolidated Balance Sheets. We monitor our vehicle inventory levels based on current economic conditions and seasonal sales trends.
Our new vehicle inventory units at September 30, 2026 and 2025, were 43,831 and 43,215, respectively. We have typically not experienced significant losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We monitor our new vehicle inventory values as compared to net realizable values. Our new vehicle inventory was net of cumulative write-downs of $1.6 million at September 30, 2026, and $1.2 million at December 31, 2025.
Our used vehicle inventory units at September 30, 2026 and 2025, were 35,527 and 33,911, respectively. We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. We monitor our used vehicle inventory values as compared to net realizable values. Typically, used vehicles that are not sold on a retail basis are sold at wholesale auctions. Our used vehicle inventory balance was net of cumulative write-downs of $6.0 million at September 30, 2026, and $5.8 million at December 31, 2025.
Parts, accessories, and other inventory are carried at the lower of cost or net realizable value. We estimate the amount of potentially damaged and/or excess and obsolete inventory based upon historical experience, manufacturer return policies, and industry trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $7.8 million at September 30, 2026, and $9.5 million at December 31, 2025.
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
As of September 30, 2026, we have $221.5 million of goodwill related to the Domestic reporting unit, $538.5 million related to the Import reporting unit, $504.6 million related to the Premium Luxury reporting unit, $75.2 million related to the Mobile Service reporting unit, $78.4 million related to the AutoNation Finance reporting unit, and $4.6 million related to the Collision Center reporting unit.
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
As of September 30, 2026, we had 79 stores with franchise rights totaling $1.2 billion.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,330.4	$3,415.6	$(85.2)	(2.5)	$9,634.1	$10,060.0	$(425.9)	(4.2)
Retail used vehicle	1,883.3	1,874.3	9.0	0.5	5,553.0	5,511.4	41.6	0.8
Wholesale	152.5	141.4	11.1	7.9	458.0	411.7	46.3	11.2
Used vehicle	2,035.8	2,015.7	20.1	1.0	6,011.0	5,923.1	87.9	1.5
Finance and insurance, net	349.0	374.8	(25.8)	(6.9)	1,058.6	1,095.0	(36.4)	(3.3)
Total variable operations(1)	5,715.2	5,806.1	(90.9)	(1.6)	16,703.7	17,078.1	(374.4)	(2.2)
Parts and service	1,290.0	1,226.2	63.8	5.2	3,773.9	3,611.3	162.6	4.5
Other	5.1	5.1	—		14.6	12.8	1.8
Total revenue	$7,010.3	$7,037.4	$(27.1)	(0.4)	$20,492.2	$20,702.2	$(210.0)	(1.0)
Gross profit:
New vehicle	$139.1	$151.0	$(11.9)	(7.9)	$434.2	$509.3	$(75.1)	(14.7)
Retail used vehicle	99.7	102.6	(2.9)	(2.8)	306.7	328.7	(22.0)	(6.7)
Wholesale	4.4	12.3	(7.9)		33.9	36.1	(2.2)
Used vehicle	104.1	114.9	(10.8)	(9.4)	340.6	364.8	(24.2)	(6.6)
Finance and insurance	349.0	374.8	(25.8)	(6.9)	1,058.6	1,095.0	(36.4)	(3.3)
Total variable operations(1)	592.2	640.7	(48.5)	(7.6)	1,833.4	1,969.1	(135.7)	(6.9)
Parts and service	616.6	597.0	19.6	3.3	1,817.1	1,763.3	53.8	3.1
Other	(1.2)	0.7	(1.9)		(0.7)	1.3	(2.0)
Total gross profit	1,207.6	1,238.4	(30.8)	(2.5)	3,649.8	3,733.7	(83.9)	(2.2)
AutoNation Finance income	15.4	1.5	13.9		35.5	3.6	31.9
Selling, general, and administrative expenses	849.1	850.1	1.0	0.1	2,547.6	2,526.7	(20.9)	(0.8)
Depreciation and amortization	63.8	64.2	0.4		190.3	189.9	(0.4)
Goodwill impairment	—	—	—		—	65.3	65.3
Franchise rights impairment	—	—	—		—	71.7	71.7
Other income, net	(4.5)	(46.8)	(42.3)		(0.5)	(42.3)	(41.8)
Operating income	314.6	372.4	(57.8)	(15.5)	947.9	926.0	21.9	2.4
Non-operating income (expense) items:
Floorplan interest expense	(45.4)	(47.5)	2.1		(130.9)	(139.3)	8.4
Other interest expense	(51.7)	(45.1)	(6.6)		(149.6)	(133.6)	(16.0)
Other income (loss), net	(2.0)	7.8	(9.8)		67.6	6.9	60.7
Income before income taxes	$215.5	$287.6	$(72.1)	(25.1)	$735.0	$660.0	$75.0	11.4
Retail vehicle unit sales:
New vehicle	63,929	66,189	(2,260)	(3.4)	184,651	194,423	(9,772)	(5.0)
Used vehicle	65,410	68,896	(3,486)	(5.1)	195,749	206,632	(10,883)	(5.3)
	129,339	135,085	(5,746)	(4.3)	380,400	401,055	(20,655)	(5.2)
Revenue per vehicle retailed:
New vehicle	$52,095	$51,604	$491	1.0	$52,175	$51,743	$432	0.8
Used vehicle	$28,792	$27,205	$1,587	5.8	$28,368	$26,673	$1,695	6.4
Gross profit per vehicle retailed:
New vehicle	$2,176	$2,281	$(105)	(4.6)	$2,351	$2,620	$(269)	(10.3)
Used vehicle	$1,524	$1,489	$35	2.4	$1,567	$1,591	$(24)	(1.5)
Finance and insurance	$2,698	$2,775	$(77)	(2.8)	$2,783	$2,730	$53	1.9
Total variable operations(2)	$4,545	$4,652	$(107)	(2.3)	$4,731	$4,820	$(89)	(1.8)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026 (%)	2025 (%)	2026 (%)	2025 (%)
Revenue mix percentages:
New vehicle	47.5	48.5	47.0	48.6
Used vehicle	29.0	28.6	29.3	28.6
Parts and service	18.4	17.4	18.4	17.4
Finance and insurance, net	5.0	5.3	5.2	5.3
Other	0.1	0.2	0.1	0.1
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	11.5	12.2	11.9	13.6
Used vehicle	8.6	9.3	9.3	9.8
Parts and service	51.1	48.2	49.8	47.2
Finance and insurance	28.9	30.3	29.0	29.3
Other	(0.1)	—	—	0.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.2	4.4	4.5	5.1
Used vehicle - retail	5.3	5.5	5.5	6.0
Parts and service	47.8	48.7	48.1	48.8
Total	17.2	17.6	17.8	18.0
Selling, general, and administrative expenses	12.1	12.1	12.4	12.2
Operating income	4.5	5.3	4.6	4.5
Other operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	70.3	68.6	69.8	67.7
Operating income	26.1	30.1	26.0	24.8

	September 30,
	2026	2025
Inventory days supply:
New vehicle (industry standard of selling days)	52 days	47 days
Used vehicle (trailing calendar month days)	43 days	37 days

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$3,237.4	$3,395.9	$(158.5)	(4.7)	$9,415.2	$9,995.5	$(580.3)	(5.8)
Retail used vehicle	1,825.7	1,850.6	(24.9)	(1.3)	5,396.0	5,440.0	(44.0)	(0.8)
Wholesale	147.1	138.6	8.5	6.1	444.7	403.8	40.9	10.1
Used vehicle	1,972.8	1,989.2	(16.4)	(0.8)	5,840.7	5,843.8	(3.1)	(0.1)
Finance and insurance, net	339.7	372.5	(32.8)	(8.8)	1,033.4	1,086.3	(52.9)	(4.9)
Total variable operations(1)	5,549.9	5,757.6	(207.7)	(3.6)	16,289.3	16,925.6	(636.3)	(3.8)
Parts and service	1,250.3	1,209.7	40.6	3.4	3,673.1	3,556.4	116.7	3.3
Other	4.9	5.2	(0.3)		14.3	12.8	1.5
Total revenue	$6,805.1	$6,972.5	$(167.4)	(2.4)	$19,976.7	$20,494.8	$(518.1)	(2.5)
Gross profit:
New vehicle	$133.9	$150.5	$(16.6)	(11.0)	$422.4	$508.0	$(85.6)	(16.9)
Retail used vehicle	98.0	101.6	(3.6)	(3.5)	301.5	325.3	(23.8)	(7.3)
Wholesale	5.0	12.6	(7.6)		34.9	37.1	(2.2)
Used vehicle	103.0	114.2	(11.2)	(9.8)	336.4	362.4	(26.0)	(7.2)
Finance and insurance	339.7	372.5	(32.8)	(8.8)	1,033.4	1,086.3	(52.9)	(4.9)
Total variable operations(1)	576.6	637.2	(60.6)	(9.5)	1,792.2	1,956.7	(164.5)	(8.4)
Parts and service	594.2	589.7	4.5	0.8	1,762.0	1,741.4	20.6	1.2
Other	(1.0)	0.9	(1.9)		(0.7)	1.5	(2.2)
Total gross profit	$1,169.8	$1,227.8	$(58.0)	(4.7)	$3,553.5	$3,699.6	$(146.1)	(3.9)
Retail vehicle unit sales:
New vehicle	62,356	65,836	(3,480)	(5.3)	180,804	193,178	(12,374)	(6.4)
Used vehicle	63,703	67,988	(4,285)	(6.3)	190,674	203,654	(12,980)	(6.4)
	126,059	133,824	(7,765)	(5.8)	371,478	396,832	(25,354)	(6.4)
Revenue per vehicle retailed:
New vehicle	$51,918	$51,581	$337	0.7	$52,074	$51,742	$332	0.6
Used vehicle	$28,660	$27,220	$1,440	5.3	$28,300	$26,712	$1,588	5.9
Gross profit per vehicle retailed:
New vehicle	$2,147	$2,286	$(139)	(6.1)	$2,336	$2,630	$(294)	(11.2)
Used vehicle	$1,538	$1,494	$44	2.9	$1,581	$1,597	$(16)	(1.0)
Finance and insurance	$2,695	$2,784	$(89)	(3.2)	$2,782	$2,737	$45	1.6
Total variable operations(2)	$4,534	$4,667	$(133)	(2.8)	$4,731	$4,837	$(106)	(2.2)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026 (%)	2025 (%)	2026 (%)	2025 (%)
Revenue mix percentages:
New vehicle	47.6	48.7	47.1	48.8
Used vehicle	29.0	28.5	29.2	28.5
Parts and service	18.4	17.3	18.4	17.4
Finance and insurance, net	5.0	5.3	5.2	5.3
Other	—	0.2	0.1	—
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	11.4	12.3	11.9	13.7
Used vehicle	8.8	9.3	9.5	9.8
Parts and service	50.8	48.0	49.6	47.1
Finance and insurance	29.0	30.3	29.1	29.4
Other	—	0.1	(0.1)	—
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	4.1	4.4	4.5	5.1
Used vehicle - retail	5.4	5.5	5.6	6.0
Parts and service	47.5	48.7	48.0	49.0
Total	17.2	17.6	17.8	18.1
The following discussions of new vehicle, used vehicle, parts and service, and finance and insurance results are on a same store basis. The differences between reported amounts and same store amounts in revenue and gross profit of these lines of business in the tables below are primarily related to acquisition and divestiture activity, as applicable.

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$3,330.4	$3,415.6	$(85.2)	(2.5)	$9,634.1	$10,060.0	$(425.9)	(4.2)
Gross profit	$139.1	$151.0	$(11.9)	(7.9)	$434.2	$509.3	$(75.1)	(14.7)
Retail vehicle unit sales	63,929	66,189	(2,260)	(3.4)	184,651	194,423	(9,772)	(5.0)
Revenue per vehicle retailed	$52,095	$51,604	$491	1.0	$52,175	$51,743	$432	0.8
Gross profit per vehicle retailed	$2,176	$2,281	$(105)	(4.6)	$2,351	$2,620	$(269)	(10.3)
Gross profit as a percentage of revenue	4.2%	4.4%			4.5%	5.1%
Inventory days supply (industry standard of selling days)	52 days	47 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$3,237.4	$3,395.9	$(158.5)	(4.7)	$9,415.2	$9,995.5	$(580.3)	(5.8)
Gross profit	$133.9	$150.5	$(16.6)	(11.0)	$422.4	$508.0	$(85.6)	(16.9)
Retail vehicle unit sales	62,356	65,836	(3,480)	(5.3)	180,804	193,178	(12,374)	(6.4)
Revenue per vehicle retailed	$51,918	$51,581	$337	0.7	$52,074	$51,742	$332	0.6
Gross profit per vehicle retailed	$2,147	$2,286	$(139)	(6.1)	$2,336	$2,630	$(294)	(11.2)
Gross profit as a percentage of revenue	4.1%	4.4%			4.5%	5.1%
Third Quarter 2026 compared to Third Quarter 2025
Same store new vehicle revenue decreased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in same store unit volume, particularly in the Domestic segment. New vehicle unit volume was adversely impacted by a decrease in EV unit volume of approximately 60% in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025.
Same store new vehicle gross profit PVR decreased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to an increase in average vehicle costs, particularly in the Domestic segment, due in part to a decrease in manufacturer incentives.
First Nine Months 2026 compared to First Nine Months 2025
Same store new vehicle revenue decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in same store unit volume, particularly in the Domestic and Premium Luxury segments, largely as a result of the prior year period benefiting from accelerated consumer demand in the later part of March 2025 into April 2025 following tariff-related announcements and a decrease in EV unit volume of approximately 50% in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025.
Same store new vehicle gross profit PVR decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, reflecting an increase in average vehicle costs across all franchised dealership segments due in part to a decrease in manufacturer incentives.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2026	2025	Variance	2026	2025	Variance
Floorplan assistance	$34.0	$34.2	$(0.2)	$98.3	$100.0	$(1.7)
New vehicle floorplan interest expense	(43.9)	(46.0)	2.1	(125.9)	(133.6)	7.7
Net new vehicle inventory carrying expense	$(9.9)	$(11.8)	$1.9	$(27.6)	$(33.6)	$6.0
Third Quarter 2026 compared to Third Quarter 2025
The net new vehicle inventory carrying expense decreased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in floorplan interest expense. Floorplan interest expense decreased as a result of lower average interest rates, partially offset by higher average vehicle floorplan balances.
First Nine Months 2026 compared to First Nine Months 2025
The net new vehicle inventory carrying expense decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in floorplan interest expense, partially offset by a decrease in floorplan assistance. Floorplan interest expense decreased as a result of lower average interest rates, partially offset by higher average vehicle floorplan balances. Floorplan assistance decreased due to lower new vehicle sales, partially offset by an increase in the average floorplan assistance per unit.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$1,883.3	$1,874.3	$9.0	0.5	$5,553.0	$5,511.4	$41.6	0.8
Wholesale revenue	152.5	141.4	11.1	7.9	458.0	411.7	46.3	11.2
Total revenue	$2,035.8	$2,015.7	$20.1	1.0	$6,011.0	$5,923.1	$87.9	1.5
Retail gross profit	$99.7	$102.6	$(2.9)	(2.8)	$306.7	$328.7	$(22.0)	(6.7)
Wholesale gross profit	4.4	12.3	(7.9)		33.9	36.1	(2.2)
Total gross profit	$104.1	$114.9	$(10.8)	(9.4)	$340.6	$364.8	$(24.2)	(6.6)
Retail vehicle unit sales	65,410	68,896	(3,486)	(5.1)	195,749	206,632	(10,883)	(5.3)
Revenue per vehicle retailed	$28,792	$27,205	$1,587	5.8	$28,368	$26,673	$1,695	6.4
Gross profit per vehicle retailed	$1,524	$1,489	$35	2.4	$1,567	$1,591	$(24)	(1.5)
Retail gross profit as a percentage of retail revenue	5.3%	5.5%			5.5%	6.0%
Inventory days supply (trailing calendar month days)	43 days	37 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$1,825.7	$1,850.6	$(24.9)	(1.3)	$5,396.0	$5,440.0	$(44.0)	(0.8)
Wholesale revenue	147.1	138.6	8.5	6.1	444.7	403.8	40.9	10.1
Total revenue	$1,972.8	$1,989.2	$(16.4)	(0.8)	$5,840.7	$5,843.8	$(3.1)	(0.1)
Retail gross profit	$98.0	$101.6	$(3.6)	(3.5)	$301.5	$325.3	$(23.8)	(7.3)
Wholesale gross profit	5.0	12.6	(7.6)		34.9	37.1	(2.2)
Total gross profit	$103.0	$114.2	$(11.2)	(9.8)	$336.4	$362.4	$(26.0)	(7.2)
Retail vehicle unit sales	63,703	67,988	(4,285)	(6.3)	190,674	203,654	(12,980)	(6.4)
Revenue per vehicle retailed	$28,660	$27,220	$1,440	5.3	$28,300	$26,712	$1,588	5.9
Gross profit per vehicle retailed	$1,538	$1,494	$44	2.9	$1,581	$1,597	$(16)	(1.0)
Retail gross profit as a percentage of retail revenue	5.4%	5.5%			5.6%	6.0%
Third Quarter 2026 compared to Third Quarter 2025
Same store retail used vehicle revenue decreased during the three months ended September 30, 2026, as compared to the same period in 2025, reflecting a decrease in same store retail unit volume primarily due to supply constraints on lower-priced used vehicles, partially offset by an increase in same store revenue PVR.
Same store used vehicle revenue PVR increased during the three months ended September 30, 2026, as compared to the same period in 2025, reflecting an increase in the average selling price of used vehicles across all franchised dealership segments primarily due to a 3% shift in mix to higher-priced vehicles including late-model and lower-mileage used vehicles.
Same store used vehicle gross profit decreased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in wholesale gross profit, which was adversely impacted by certain actions taken in the beginning of the third quarter of 2026 to better align used vehicle inventory with market demand and achieve a more optimal supply and mix, as well as a decrease in retail gross profit due to a decrease in retail used vehicle unit volume, partially offset by an increase in used vehicle gross profit PVR.

First Nine Months 2026 compared to First Nine Months 2025
Same store retail used vehicle revenue decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, reflecting a decrease in same store retail unit volume primarily due to supply constraints on lower-priced used vehicles, largely offset by an increase in same store revenue PVR.
Same store used vehicle revenue PVR increased during the nine months ended September 30, 2026, as compared to the same period in 2025, reflecting an increase in the average selling price of used vehicles across all franchised dealership segments primarily due to a 3% shift in mix to higher-priced vehicles including late-model and lower-mileage used vehicles.
Same store used vehicle gross profit PVR was relatively flat during the nine months ended September 30, 2026, as compared to the same period in 2025.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,290.0	$1,226.2	$63.8	5.2	$3,773.9	$3,611.3	$162.6	4.5
Gross profit	$616.6	$597.0	$19.6	3.3	$1,817.1	$1,763.3	$53.8	3.1
Gross profit as a percentage of revenue	47.8%	48.7%			48.1%	48.8%

Same Store:
Revenue	$1,250.3	$1,209.7	$40.6	3.4	$3,673.1	$3,556.4	$116.7	3.3
Gross profit	$594.2	$589.7	$4.5	0.8	$1,762.0	$1,741.4	$20.6	1.2
Gross profit as a percentage of revenue	47.5%	48.7%			48.0%	49.0%
Parts and service revenue is primarily derived from vehicle repairs and maintenance paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales, the preparation of vehicles for sale, and collision services.
Third Quarter 2026 compared to Third Quarter 2025
Same store parts and service revenue increased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to increases associated with wholesale parts of $38.5 million and customer-pay service of $12.8 million, partially offset by a decrease associated with the preparation of vehicles for sale of $12.9 million.
Same store parts and service gross profit increased during the three months ended September 30, 2026, as compared to the same period in 2025, reflecting increases associated with customer-pay service of $5.6 million and wholesale parts of $4.3 million, partially offset by a decrease associated with the preparation of vehicles for sale of $7.0 million. Same store gross profit as a percentage of revenue decreased to 47.5% for the three months ended September 30, 2026, as compared to 48.7% for the same period in 2025, primarily due to a shift in mix to wholesale parts, which have relatively lower margins than our core After-Sales business lines, due to an increase in wholesale parts volume driven by new commercial agreements. Absent the mix shift, gross profit as a percentage of revenue from our core After-Sales business lines was stable.
Parts and service revenue and gross profit associated with customer-pay service benefited from an increase in repair order volume due in part to an increase in technician headcount and higher value repair orders. Wholesale parts revenue and gross profit increased primarily due to an increase in volume driven by new commercial agreements. Parts and service revenue and gross profit associated with the preparation of vehicles for sale was adversely impacted by lower new and used vehicle unit volume.
First Nine Months 2026 compared to First Nine Months 2025
Same store parts and service revenue increased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to increases associated with wholesale parts of $105.1 million and customer-pay service of $42.5 million, partially offset by a decrease associated with the preparation of vehicles for sale of $39.0 million.
Same store parts and service gross profit increased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to increases associated with customer-pay service of $26.5 million and wholesale parts of $14.1 million, partially offset by a decrease associated with the preparation of vehicles for sale of $28.3 million. Same store gross profit as a percentage of revenue decreased to 48.0% during the nine months ended September 30, 2026, as compared to 49.0% the same period in 2025, primarily due to a shift in mix to wholesale parts, which have relatively lower margins than our core After-Sales business lines, due to an increase in wholesale parts volume driven by new commercial agreements. Absent the mix shift, gross profit as a percentage of revenue from our core After-Sales business lines was stable.
Parts and service revenue and gross profit associated with customer-pay service benefited from an increase in repair order volume due in part to an increase in technician headcount. Wholesale parts revenue and gross profit increased primarily due to an increase in volume driven by new commercial agreements. Parts and service revenue and gross profit associated with the preparation of vehicles for sale was adversely impacted by lower new and used vehicle unit volume and lower value repair orders.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$349.0	$374.8	$(25.8)	(6.9)	$1,058.6	$1,095.0	$(36.4)	(3.3)
Gross profit per vehicle retailed	$2,698	$2,775	$(77)	(2.8)	$2,783	$2,730	$53	1.9

Same Store:
Revenue and gross profit	$339.7	$372.5	$(32.8)	(8.8)	$1,033.4	$1,086.3	$(52.9)	(4.9)
Gross profit per vehicle retailed	$2,695	$2,784	$(89)	(3.2)	$2,782	$2,737	$45	1.6
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
As we continue to grow our AutoNation Finance business and increase our finance penetration rates associated with vehicles sold through our stores, we expect that upfront commission income related to arranging customer financing will shift to recurring finance income in AutoNation Finance and that the resulting decrease in finance and insurance gross profit will be offset by greater future profitability generated by our AutoNation Finance business. Interest income on financing provided through AutoNation Finance is recognized over the contractual term of the related loans. See “AutoNation Finance” for additional information.
Third Quarter 2026 compared to Third Quarter 2025
Same store finance and insurance revenue and gross profit decreased during the three months ended September 30, 2026, as compared to the same period in 2025, approximately 65% of which was due to a decrease in vehicle unit volume and 35% of which was due to a decrease in finance and insurance gross profit PVR. Finance and insurance gross profit PVR was adversely impacted by an increase in vehicle protection product cancellations and an increase in retail vehicle sales financed through AutoNation Finance, partially offset by higher realized margins on vehicle service contracts and higher gross profit per transaction associated with arranging customer financing.
First Nine Months 2026 compared to First Nine Months 2025
Same store finance and insurance revenue and gross profit decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, reflecting a decrease in vehicle unit volume, partially offset by an increase in finance and insurance gross profit PVR. Finance and insurance gross profit PVR benefited from higher realized margins on vehicle service contracts and higher gross profit per transaction associated with arranging customer financing, partially offset by an increase in vehicle protection product cancellations and an increase in retail vehicle sales financed through AutoNation Finance.

Segment Results
In the following table of financial data, revenue and segment income of our reportable segments are reconciled to consolidated revenue and consolidated operating income, respectively. The following discussions of segment results are on a reported basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,807.2	$1,945.3	$(138.1)	(7.1)	$5,316.9	$5,583.2	$(266.3)	(4.8)
Import	2,252.2	2,173.1	79.1	3.6	6,533.4	6,368.7	164.7	2.6
Premium Luxury	2,630.3	2,559.4	70.9	2.8	7,651.5	7,691.7	(40.2)	(0.5)
Total Franchised Dealerships	6,689.7	6,677.8	11.9	0.2	19,501.8	19,643.6	(141.8)	(0.7)
Corporate and other	320.6	359.6	(39.0)	(10.8)	990.4	1,058.6	(68.2)	(6.4)
Total consolidated revenue	$7,010.3	$7,037.4	$(27.1)	(0.4)	$20,492.2	$20,702.2	$(210.0)	(1.0)
Segment income(1):
Domestic	$65.5	$81.3	$(15.8)	(19.4)	$217.6	$242.3	$(24.7)	(10.2)
Import	115.3	123.7	(8.4)	(6.8)	352.6	383.3	(30.7)	(8.0)
Premium Luxury	150.6	160.9	(10.3)	(6.4)	462.3	519.7	(57.4)	(11.0)
Total Franchised Dealerships	331.4	365.9	(34.5)	(9.4)	1,032.5	1,145.3	(112.8)	(9.8)
AutoNation Finance income	15.4	1.5	13.9		35.5	3.6	31.9
Corporate and other(2)	(77.6)	(42.5)	(35.1)		(251.0)	(362.2)	111.2
Floorplan interest expense	45.4	47.5	2.1		130.9	139.3	8.4
Operating income	$314.6	$372.4	$(57.8)	(15.5)	$947.9	$926.0	$21.9	2.4

Retail new vehicle unit sales:
Domestic	17,196	19,610	(2,414)	(12.3)	50,134	55,742	(5,608)	(10.1)
Import	30,009	29,974	35	0.1	86,848	87,725	(877)	(1.0)
Premium Luxury	16,724	16,605	119	0.7	47,669	50,956	(3,287)	(6.5)
	63,929	66,189	(2,260)	(3.4)	184,651	194,423	(9,772)	(5.0)

Retail used vehicle unit sales:
Domestic	17,600	19,440	(1,840)	(9.5)	52,822	57,616	(4,794)	(8.3)
Import	23,391	23,368	23	0.1	69,380	69,915	(535)	(0.8)
Premium Luxury	18,422	18,638	(216)	(1.2)	54,809	56,671	(1,862)	(3.3)
Other	5,997	7,450	(1,453)	(19.5)	18,738	22,430	(3,692)	(16.5)
	65,410	68,896	(3,486)	(5.1)	195,749	206,632	(10,883)	(5.3)

(1) Segment income for the Domestic, Import, and Premium Luxury reportable segments is a non-GAAP measure and is defined as operating income less floorplan interest expense.
(2) Comprised of our non-franchised businesses, including AutoNation USA stores, collision centers, parts distribution centers, and auction operations, all of which do not meet the quantitative thresholds for reportable segments. “Corporate and other” income (loss) also includes unallocated corporate overhead expenses and other income items. “Corporate and other” income (loss) for the nine months ended September 30, 2025, also includes goodwill impairment of $65.3 million and franchise rights impairment of $71.7 million.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$897.4	$1,001.4	$(104.0)	(10.4)	$2,615.0	$2,846.7	$(231.7)	(8.1)
Used vehicle	505.6	531.0	(25.4)	(4.8)	1,505.7	1,544.3	(38.6)	(2.5)
Parts and service	297.1	293.6	3.5	1.2	870.1	851.9	18.2	2.1
Finance and insurance, net	106.6	118.4	(11.8)	(10.0)	323.9	338.7	(14.8)	(4.4)
Other	0.5	0.9	(0.4)		2.2	1.6	0.6
Total Revenue	$1,807.2	$1,945.3	$(138.1)	(7.1)	$5,316.9	$5,583.2	$(266.3)	(4.8)
Gross Profit:
New vehicle	$12.7	$20.9	$(8.2)	(39.2)	$57.6	$78.8	$(21.2)	(26.9)
Used vehicle	20.7	25.5	(4.8)	(18.8)	72.4	81.3	(8.9)	(10.9)
Parts and service	137.0	139.1	(2.1)	(1.5)	407.2	397.9	9.3	2.3
Finance and insurance, net	106.6	118.4	(11.8)	(10.0)	323.9	338.7	(14.8)	(4.4)
Other	0.2	0.6	(0.4)		1.2	1.3	(0.1)
Total Gross Profit	$277.2	$304.5	$(27.3)	(9.0)	$862.3	$898.0	$(35.7)	(4.0)
Segment income	$65.5	$81.3	$(15.8)	(19.4)	$217.6	$242.3	$(24.7)	(10.2)
Retail vehicle unit sales:
New vehicle	17,196	19,610	(2,414)	(12.3)	50,134	55,742	(5,608)	(10.1)
Used vehicle	17,600	19,440	(1,840)	(9.5)	52,822	57,616	(4,794)	(8.3)
	34,796	39,050	(4,254)	(10.9)	102,956	113,358	(10,402)	(9.2)
Third Quarter 2026 compared to Third Quarter 2025
Domestic revenue decreased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in new vehicle unit volume largely due to a decrease in EV unit volume of approximately 75% in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025.
Domestic segment income decreased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to decreases in finance and insurance gross profit and new vehicle gross profit driven by decreases in retail vehicle unit volume. Retail used vehicle unit volume was adversely impacted by supply constraints on lower-priced used vehicles. In addition, new vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR of $327 resulting from an increase in average vehicle costs driven in part by a decrease in manufacturer incentives. The decreases in Domestic segment income were partially offset by a decrease in SG&A expenses of $9.7 million.
First Nine Months 2026 compared to First Nine Months 2025
Domestic revenue decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in new vehicle revenue reflecting a decrease in new vehicle unit volume, partially offset by an increase in new vehicle revenue PVR. New vehicle unit volume decreased primarily due to the prior year period benefiting from accelerated consumer demand in the later part of March 2025 into April 2025 following tariff-related announcements and a decrease in EV unit volume in the current year period of approximately 60% due in part to the phasing out of EV tax credits at the end of the third quarter of 2025. New vehicle revenue benefited from an increase in manufacturers’ suggested retail prices.
Domestic segment income decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in retail vehicle unit volume, which adversely impacted new vehicle gross profit, used vehicle gross profit, and finance and insurance gross profit. Retail used vehicle unit volume decreased primarily due to supply constraints on lower-priced used vehicles. In addition, new vehicle gross profit was adversely impacted by a decrease in new vehicle gross profit PVR of $265 resulting from an increase in average vehicle costs driven in part by a decrease in manufacturer incentives. The decreases in Domestic segment income were partially offset by an increase in finance and insurance gross profit PVR of $158 due to higher realized margins on service contracts and higher gross profit per transaction associated with arranging customer financing and a decrease in SG&A expenses of $10.5 million.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,171.2	$1,145.3	$25.9	2.3	$3,376.7	$3,336.9	$39.8	1.2
Used vehicle	594.0	561.5	32.5	5.8	1,726.5	1,657.8	68.7	4.1
Parts and service	361.7	337.5	24.2	7.2	1,050.7	999.1	51.6	5.2
Finance and insurance, net	122.7	126.0	(3.3)	(2.6)	372.1	368.2	3.9	1.1
Other	2.6	2.8	(0.2)		7.4	6.7	0.7
Total Revenue	$2,252.2	$2,173.1	$79.1	3.6	$6,533.4	$6,368.7	$164.7	2.6
Gross Profit:
New vehicle	$54.4	$53.8	$0.6	1.1	$160.1	$172.8	$(12.7)	(7.3)
Used vehicle	34.2	35.5	(1.3)	(3.7)	107.6	108.2	(0.6)	(0.6)
Parts and service	171.0	164.7	6.3	3.8	500.3	495.5	4.8	1.0
Finance and insurance, net	122.7	126.0	(3.3)	(2.6)	372.1	368.2	3.9	1.1
Other	(3.2)	(1.3)	(1.9)		(6.2)	(4.1)	(2.1)
Total Gross Profit	$379.1	$378.7	$0.4	0.1	$1,133.9	$1,140.6	$(6.7)	(0.6)
Segment income	$115.3	$123.7	$(8.4)	(6.8)	$352.6	$383.3	$(30.7)	(8.0)
Retail vehicle unit sales:
New vehicle	30,009	29,974	35	0.1	86,848	87,725	(877)	(1.0)
Used vehicle	23,391	23,368	23	0.1	69,380	69,915	(535)	(0.8)
	53,400	53,342	58	0.1	156,228	157,640	(1,412)	(0.9)
Third Quarter 2026 compared to Third Quarter 2025
Import revenue increased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to increases in new vehicle revenue and used vehicle revenue, which were favorably impacted by revenue from acquisitions of $38.3 million and $25.4 million, respectively. Import revenue also benefited from an increase in parts and service revenue associated with wholesale parts of $17.5 million.
Import segment income decreased during the three months ended September 30, 2026, as compared to the same period in 2025, driven by an $8.4 million increase in SG&A expenses primarily due to acquisitions and a decrease in finance and insurance gross profit PVR of $64 due to an increase in vehicle protection product cancellations and an increase in retail vehicle sales financed through AutoNation Finance. The decreases in Import segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service of $2.9 million and wholesale parts of $2.0 million.
First Nine Months 2026 compared to First Nine Months 2025
Import revenue increased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to increases in new vehicle revenue and used vehicle revenue, which were favorably impacted by revenue from acquisitions of $71.7 million and $45.7 million, respectively. Import revenue also benefited from an increase in parts and service revenue associated with wholesale parts of $48.2 million.
Import segment income decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, driven by a $21.3 million increase in SG&A expenses primarily due to acquisitions and a decrease in new vehicle gross profit PVR of $127 reflecting an increase in average vehicle costs driven in part by a decrease in manufacturer incentives. The decreases in Import segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service of $10.7 million.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,261.8	$1,268.9	$(7.1)	(0.6)	$3,642.4	$3,876.4	$(234.0)	(6.0)
Used vehicle	778.9	737.6	41.3	5.6	2,279.2	2,172.0	107.2	4.9
Parts and service	480.4	440.9	39.5	9.0	1,405.1	1,302.7	102.4	7.9
Finance and insurance, net	108.9	111.8	(2.9)	(2.6)	323.9	340.2	(16.3)	(4.8)
Other	0.3	0.2	0.1		0.9	0.4	0.5
Total Revenue	$2,630.3	$2,559.4	$70.9	2.8	$7,651.5	$7,691.7	$(40.2)	(0.5)
Gross Profit:
New vehicle	$72.1	$76.2	$(4.1)	(5.4)	$216.6	$257.6	$(41.0)	(15.9)
Used vehicle	33.9	37.4	(3.5)	(9.4)	108.2	123.0	(14.8)	(12.0)
Parts and service	248.3	230.6	17.7	7.7	731.4	687.1	44.3	6.4
Finance and insurance, net	108.9	111.8	(2.9)	(2.6)	323.9	340.2	(16.3)	(4.8)
Other	0.3	0.1	0.2		0.4	0.2	0.2
Total Gross Profit	$463.5	$456.1	$7.4	1.6	$1,380.5	$1,408.1	$(27.6)	(2.0)
Segment income	$150.6	$160.9	$(10.3)	(6.4)	$462.3	$519.7	$(57.4)	(11.0)
Retail vehicle unit sales:
New vehicle	16,724	16,605	119	0.7	47,669	50,956	(3,287)	(6.5)
Used vehicle	18,422	18,638	(216)	(1.2)	54,809	56,671	(1,862)	(3.3)
	35,146	35,243	(97)	(0.3)	102,478	107,627	(5,149)	(4.8)
Third Quarter 2026 compared to Third Quarter 2025
Premium Luxury revenue increased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to increases in used vehicle revenue and parts and service revenue, which were favorably impacted by revenue from acquisitions of $40.5 million and $27.9 million, respectively. The increases in Premium Luxury revenue were partially offset by a decrease in new vehicle revenue largely due to a decrease in EV unit volume of approximately 60% in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025, partially offset by new vehicle revenue from acquisitions of $50.3 million.
Premium Luxury segment income decreased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to a $14.5 million increase in SG&A expenses primarily due to acquisitions, and a decrease in new vehicle gross profit PVR of $278. The decreases in segment income were partially offset by an increase in parts and service gross profit associated with customer-pay service of $11.8 million.
First Nine Months 2026 compared to First Nine Months 2025
Premium Luxury revenue decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to decreases in new vehicle revenue reflecting a decrease in new vehicle unit volume primarily as a result of the prior year period benefiting from accelerated consumer demand in the later part of March 2025 into April 2025 following tariff-related announcements and a decrease in EV unit volume of approximately 55% in the current year period due in part to the phasing out of EV tax credits at the end of the third quarter of 2025, partially offset by new vehicle revenue from acquisitions of $101.6 million. The decrease in Premium Luxury revenue was partially offset by increases in used vehicle revenue and parts and service revenue, which were favorably impacted by revenue from acquisitions of $89.5 million and $62.3 million, respectively.
Premium Luxury segment income decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to decreases in new vehicle gross profit and finance and insurance gross profit driven by a decrease in vehicle unit volume. Retail used vehicle unit volume decreased primarily due to supply constraints on lower-priced used vehicles. In addition, Premium Luxury segment income was adversely impacted by a decrease in new vehicle gross profit PVR of $511 resulting from an increase in average vehicle costs driven in part by a decrease in manufacturer incentives, and an increase in SG&A expenses of $26.3 million primarily due to acquisitions. The decreases in Premium Luxury segment income were partially offset by increases in parts and service gross profit associated with customer-pay service of $30.6 million and warranty service of $10.6 million.

AutoNation Finance
AutoNation Finance (“ANF”), our captive auto finance company, provides indirect financing to qualified retail customers on vehicles we sell. This business provides us an opportunity to extend our relationship with the customer beyond the vehicle sale and participate in the customer’s entire vehicle ownership cycle. As a result, we are able to diversify our sources of income, generate additional profits, cash flows, and sales, and increase customer retention. In addition, ANF represents an increasingly important component of our earnings mix. Our integrated origination platform allows us to optimize allocations among third-party lenders, manufacturer-affiliated lenders, and ANF based on customer needs, risk-adjusted returns, and available funding capacity. As the portfolio continues to grow, we expect ANF to become a larger contributor to our earnings and cash flow.
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
The following table presents the components of ANF income:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	%(1)	2025	%(1)	2026	%(1)	2025	%(1)
Interest margin:
Interest and fee income	$74.2	10.7%	$55.2	11.7%	$205.5	10.8%	$145.7	10.3%
Interest expense	(30.3)	(4.4)%	(21.2)	(4.5)%	(81.8)	(4.3)%	(52.9)	(3.7)%
Total interest margin	43.9	6.3%	34.0	7.2%	123.7	6.5%	92.8	6.5%
Provision for credit losses	(17.2)	(2.5)%	(22.0)	(4.7)%	(56.8)	(3.0)%	(60.1)	(4.2)%
Total interest margin after provision for credit losses	26.7	3.9%	12.0	2.5%	66.9	3.5%	32.7	2.3%
Direct expenses(2)	(11.3)	(1.6)%	(10.5)	(2.2)%	(31.4)	(1.6)%	(29.1)	(2.1)%
AutoNation Finance income	$15.4	2.2%	$1.5	0.3%	$35.5	1.9%	$3.6	0.3%

(1) Annualized amounts as a percentage of total average managed receivables.
(2) Direct expenses are comprised primarily of compensation expense and loan administration costs incurred by our auto finance company.
Third Quarter 2026 compared to Third Quarter 2025
ANF income increased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to an increase in interest and fee income from the growth in average managed receivables of $875.5 million as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores. ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.
ANF income also benefited from a decrease in the expected credit loss rates compared to the prior year reflecting improved credit quality of new loan originations. While we have seen improvement in our credit loss rates resulting from the improved credit quality of our portfolio, we expect our portfolio delinquency rates will continue to normalize and trend upward as our portfolio seasons.
First Nine Months 2026 compared to First Nine Months 2025
ANF income increased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to an increase in interest and fee income from the growth in average managed receivables of $1.0 billion as we continue to grow our ANF business and increase our finance penetration rates associated with vehicles sold through our stores. ANF continues to realize operational efficiencies as the portfolio scales, resulting in reduced direct expenses as a percentage of the managed portfolio.

ANF income also benefited from a decrease in the expected credit loss rates compared to the prior year reflecting improved credit quality of new loan originations. While we have seen improvement in our credit loss rates resulting from the improved credit quality of our portfolio, we expect our portfolio delinquency rates will continue to normalize and trend upward as our portfolio seasons.
The following tables present selected loan origination and loan performance information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2026	2025	2026	2025
Loan Origination Information
Loans originated	$488.7	$443.2	$1,435.3	$1,367.9
Vehicle units financed	14,373	12,962	42,077	39,668
Penetration rate(1)	11.1%	9.6%	11.1%	9.9%
Weighted average contract rate	10.6%	10.8%	10.4%	10.9%
Weighted average credit score(2)	711	697	706	697
Weighted average loan-to-value(3)	100.9%	103.1%	102.4%	103.5%
Weighted average term (in months)	72	73	73	73

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

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
($ in millions)	2026	2025	2026	2025
Loan Performance Information
Total average managed receivables	$2,766.2	$1,890.7	$2,546.8	$1,543.6
Allowance for credit losses as a percentage of ending managed receivables	4.0%	4.4%	4.0%	4.4%
Net credit losses on managed receivables	$12.6	$11.6	$37.8	$27.6
Annualized net credit losses as a percentage of total average managed receivables	1.8%	2.5%	2.0%	2.4%
Accounts greater than 30 days past due as a percentage of ending managed receivables	2.5%	2.4%	2.5%	2.4%
Average recovery rate(1)	50.2%	51.1%	51.6%	50.2%

(1) Represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at wholesale auctions.

Selling, General, and Administrative Expenses
Our Selling, General, and Administrative (“SG&A”) expenses consist primarily of compensation, including store and corporate salaries, commissions, and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), and store and corporate overhead expenses, which include occupancy costs, outside service costs, information technology expenses, service loaner inventory expenses, legal, accounting, and professional services, and general corporate expenses. The following table presents the major components of our SG&A expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	Variance Favorable / (Unfavorable)	% Variance	2026	2025	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$525.3	$541.7	$16.4	3.0	$1,607.3	$1,641.1	$33.8	2.1
Advertising	71.0	66.9	(4.1)	(6.1)	219.1	194.4	(24.7)	(12.7)
Store and corporate overhead	252.8	241.5	(11.3)	(4.7)	721.2	691.2	(30.0)	(4.3)
Total	$849.1	$850.1	$1.0	0.1	$2,547.6	$2,526.7	$(20.9)	(0.8)

SG&A as a % of total gross profit:
Compensation	43.5	43.7	20	bps	44.0	44.0	—	bps
Advertising	5.9	5.4	(50)	bps	6.0	5.2	(80)	bps
Store and corporate overhead	20.9	19.5	(140)	bps	19.8	18.5	(130)	bps
Total	70.3	68.6	(170)	bps	69.8	67.7	(210)	bps
Third Quarter 2026 compared to Third Quarter 2025
SG&A expenses decreased slightly during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to an $18.3 million decrease in performance-driven compensation expense, a $10.2 million decrease in deferred compensation obligations as result of changes in market performance of the underlying investments, and an $8.0 million decrease in acquisition expenses. The decreases in SG&A expenses were partially offset by the impact of acquisitions, net of divestitures, of $16.3 million, a $12.2 million increase in self-insured losses primarily related to weather-related events, and an increase in advertising costs to increase traffic in our parts and service business. As a percentage of total gross profit, SG&A expenses for the three months ended September 30, 2026, increased as compared to the same period in 2025, primarily reflecting less operating leverage resulting from lower variable operations gross profit and investments in acquisitions and growth initiatives.
First Nine Months 2026 compared to First Nine Months 2025
SG&A expenses increased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the impact of acquisitions, net of divestitures, of $38.4 million and an increase in advertising costs to support vehicle sales and increase traffic in our parts and service business, partially offset by a $44.8 million decrease in performance-driven compensation expense. As a percentage of total gross profit, SG&A expenses increased to 69.8% for the nine months ended September 30, 2026, from 67.7% in the same period in 2025, primarily reflecting less operating leverage resulting from lower variable operations gross profit and investments in acquisitions and growth initiatives.
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

Third Quarter 2026 compared to Third Quarter 2025
Floorplan interest expense was $45.4 million for the three months ended September 30, 2026, compared to $47.5 million for the same period in 2025. The decrease in floorplan interest expense of $2.1 million was due to lower average interest rates, partially offset by higher average vehicle floorplan balances.
First Nine Months 2026 compared to First Nine Months 2025
Floorplan interest expense was $130.9 million for the nine months ended September 30, 2026, compared to $139.3 million for the same period in 2025. The decrease in floorplan interest expense of $8.4 million was primarily due to lower average interest rates, partially offset by higher average vehicle floorplan balances.
Interest Expense
Other interest expense includes the interest related to non-vehicle long-term debt, commercial paper, and finance lease obligations.
Third Quarter 2026 compared to Third Quarter 2025
Other interest expense was $51.7 million for the three months ended September 30, 2026, compared to $45.1 million for the three months ended September 30, 2025. The increase in interest expense of $6.6 million was due to higher average debt balances.
First Nine Months 2026 compared to First Nine Months 2025
Other interest expense was $149.6 million for the nine months ended September 30, 2026, compared to $133.6 million for the same period in 2025. The increase in interest expense of $16.0 million was driven by higher average debt balances.
Other Income (Loss), Net
We recognized net losses of $2.9 million and net gains of $7.7 million for the three months ended September 30, 2026 and 2025, respectively, and net gains of $11.1 million and $16.2 million for the nine months ended September 30, 2026 and 2025, respectively, related to changes in the cash surrender value of corporate-owned life insurance (“COLI”) for deferred compensation plan participants as a result of changes in market performance of the underlying investments. Gains and losses related to the COLI are substantially offset by corresponding increases and decreases, respectively, in the deferred compensation obligations, which are reflected in SG&A expenses.
We recognized net gains of $0.2 million and net losses of $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and net gains of $54.2 million and net losses of $10.1 million for the nine months ended September 30, 2026 and 2025, respectively, related to changes in fair value of the underlying securities of our minority equity investments, including an observable price change associated with our investment in Waymo LLC. During the period that we hold our minority equity investments, unrealized gains and losses will be recorded as the fair market values of securities with readily determinable fair values change over time, or as observable price changes are identified for securities without readily determinable fair values. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Income Tax Provision
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any discrete tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 24.7% for the three months ended September 30, 2026, and 25.2% for the three months ended September 30, 2025. Our effective income tax rate was 25.2% for the nine months ended September 30, 2026, and 27.7% for the nine months ended September 30, 2025. The tax rate for the nine months ended September 30, 2025, reflects the fact that the goodwill impairment charge recorded in the second quarter of 2025 was not deductible for income tax purposes.

Liquidity and Capital Resources
We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through operations, and amounts available under our revolving credit facility, commercial paper program, secured used vehicle floorplan facilities, and non-recourse warehouse facility will be sufficient to fund our working capital requirements, fund the origination of auto loans receivable, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. Depending on market conditions, we may from time to time issue debt, including in private or public offerings, to augment our liquidity, to reduce our cost of capital, or for general corporate purposes. In addition, we expect to periodically securitize auto loans receivable to provide funding for our auto finance company.
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2026		December 31, 2025
Cash and cash equivalents	$51.2		$58.6
Revolving credit facility	$1,647.7	(1)(2)	$1,899.6
 (1)     As limited by the maximum consolidated leverage ratio in our credit agreement.
(2) At September 30, 2026, we had $0.4 million of letters of credit outstanding. In addition, we use the revolving credit facility under our credit agreement as a liquidity backstop for borrowings under our commercial paper program. We had $555.0 million of commercial paper notes outstanding at September 30, 2026. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance primarily relating to insurance matters. At September 30, 2026, surety bonds, letters of credit, and cash deposits totaled $107.8 million, of which $0.4 million were letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2025, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
In addition, we own a significant portion of our new vehicle franchise store locations and other locations associated with our non-franchised businesses, as well as other properties. At September 30, 2026, these properties had a net book value of $3.1 billion. None of these properties are mortgaged or encumbered.
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

Share Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Shares repurchased	0.8	0.8	3.1	2.4
Aggregate purchase price (1)	$162.9	$181.0	$619.9	$434.8
Average purchase price per share	$193.49	$216.81	$198.68	$182.56

(1) Excludes the excise tax imposed under the Inflation Reduction Act of $1.6 million and $5.8 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $3.9 million for the three and nine months ended September 30, 2025, respectively.
In October 2026, our Board of Directors increased the share repurchase authorization by $1.0 billion. From October 1, 2026 through October 28, 2026, we repurchased 0.3 million shares of common stock for an aggregate purchase price of $47.9 million (average purchase price per share of $157.28 ). As of October 28, 2026, $1.4 billion remained available for share repurchases under the program.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Purchases of property and equipment	$75.7	$68.9	$201.7	$223.1
Acquisitions and Divestitures
We purchased one Import store and three Premium Luxury stores during the nine months ended September 30, 2026. We purchased one Domestic store, one Import store, and two Premium Luxury stores during the nine months ended September 30, 2025.
We divested two Domestic stores during the nine months ended September 30, 2026. We divested one Domestic store and one Import store during the nine months ended September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Cash paid for business acquisitions, net	$—	$(278.8)	$(316.5)	$(348.4)
Cash received from business divestitures, net	$—	$16.1	$17.4	$16.1
We regularly review our store portfolio and may acquire or divest stores to optimize our operations and footprint. We typically utilize proceeds related to asset sales, including business and real estate divestitures, to fund our capital investments and strategic initiatives or for other general corporate purposes.

Debt
The following table sets forth our non-vehicle long-term debt, as of September 30, 2026, and December 31, 2025.

(In millions)
Debt Description	Maturity Date	Interest Payable	September 30, 2026	December 31, 2025
3.8% Senior Notes	November 15, 2027	May 15 and November 15	$300.0	$300.0
1.95% Senior Notes	August 1, 2028	February 1 and August 1	400.0	400.0
4.45% Senior Notes	January 15, 2029	January 15 and July 15	600.0	600.0
4.75% Senior Notes	June 1, 2030	June 1 and December 1	500.0	500.0
2.4% Senior Notes	August 1, 2031	February 1 and August 1	450.0	450.0
3.85% Senior Notes	March 1, 2032	March 1 and September 1	700.0	700.0
5.89% Senior Notes	March 15, 2035	March 15 and September 15	500.0	500.0
Revolving credit facility	September 14, 2031	Monthly	—	—
Finance leases and other debt	Various dates through 2051		359.3	353.9
			3,809.3	3,803.9
Less: unamortized debt discounts and debt issuance costs			(20.6)	(24.4)
Less: current maturities			(75.0)	(74.7)
Long-term debt, net of current maturities			$3,713.7	$3,704.8
We had commercial paper notes outstanding of $555.0 million at September 30, 2026, and $200.0 million at December 31, 2025. In October 2026, we increased the maximum aggregate principal amount for which we may have notes outstanding under the commercial paper program at any one time from $1.9 billion to $2.0 billion.
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
On September 14, 2026, we amended and restated our existing unsecured credit agreement. The amended and restated credit agreement, among other things, (1) increases the revolving credit facility commitment from $1.9 billion to $2.0 billion, (2) increases the limit under the accordion feature, which allows us, subject to credit availability and certain other conditions, to increase such commitment, together with any added term loans, by up to $1.0 billion in the aggregate (up from $500.0 million under the prior credit agreement), (3) provides for commitment fees and loan margins as set forth in the amended and restated credit agreement, which are the same or lower than the commitment fees and loan margins under the prior credit agreement, (4) amends our maximum leverage ratio covenant to allow for unlimited netting of unrestricted cash, and (5) extends the maturity date of the facility to September 14, 2031.
The following table sets forth our non-recourse debt, as of September 30, 2026, and December 31, 2025.

(In millions)	September 30, 2026	December 31, 2025
Warehouse facilities	$719.0	$1,398.7
Term securitization debt of consolidated VIEs	1,875.4	548.6
	2,594.4	1,947.3
Less: unamortized debt discounts and debt issuance costs	(7.8)	(2.7)
Less: current maturities	(90.8)	(63.8)
Non-recourse debt, net of current maturities	$2,495.8	$1,880.8

In October 2026, we terminated two of our existing warehouse facilities and amended and restated the third warehouse facility to establish one syndicated warehouse facility, which includes both existing and new lenders. The syndicated warehouse facility has an aggregate borrowing capacity of $1.5 billion and utilizes SOFR-based interest rates, as well as interest rates based on a lender’s asset-backed commercial paper conduit. The syndicated warehouse facility expires October 2027 and we expect to renew the facility annually. The syndicated warehouse facility provides reduced cost of funds, higher advance rates, and a more diversified lending group to support AutoNation Finance’s continued growth.
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
In August 2026, we issued non-recourse notes payable related to asset-backed term securitizations with an aggregate principal amount of $439.1 million, a weighted-average interest rate of 5.00%, and maturity dates ranging from August 2027 to January 2034.
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
Under our amended and restated credit agreement, we are required to remain in compliance with a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt, net of cash, divided by a measure of earnings. The interest coverage ratio is a contractually defined amount reflecting a measure of earnings divided by certain interest expense principally associated with vehicle floorplan payable and non-vehicle debt. The specific terms of the leverage and interest coverage ratios can be found in our amended and restated credit agreement, which was filed with a Current Report on Form 8-K on September 15, 2026.
As of September 30, 2026, we were in compliance with the covenants under our credit agreement and the indentures for our senior unsecured notes. At September 30, 2026, our leverage and interest coverage ratios were as follows:

September 30, 2026
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.71x
Interest coverage ratio	≥ 3.00x	4.61x
Vehicle Floorplan Payable
The components of vehicle floorplan payable are as follows:

(In millions)	September 30, 2026	December 31, 2025
Vehicle floorplan payable - trade	$2,263.3	$2,200.6
Vehicle floorplan payable - non-trade	1,756.1	1,627.7
Vehicle floorplan payable	$4,019.4	$3,828.3
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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2026	2025
Net cash provided by (used in) operating activities	$160.4	$(38.6)
Net cash used in investing activities	$(495.4)	$(529.6)
Net cash provided by financing activities	$391.8	$590.8
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
We had net cash provided by operating activities of $160.4 million for the nine months ended September 30, 2026, as compared to cash used in operating activities of $38.6 million for the same period in 2025, primarily due to a $264.4 million decrease in the net cash outflow from auto loans receivable resulting from an increase in collections. Cash provided by operating activities also benefited from a decrease in income tax payments of $133.6 million due to timing. The increases in net cash provided by operating activities was partially offset by a decrease in earnings excluding non-cash adjustments of $101.3 million and an increase in working capital requirements of approximately $124 million primarily related to inventory and accounts receivable.
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
Net cash used in investing activities decreased during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to a $31.9 million decrease in cash used for acquisitions and a $21.4 million decrease in purchases of property and equipment, partially offset by a $10.9 million increase in investments in equity securities and a $6.1 million decrease in collections on auto loans receivable acquired through third-party dealers.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, and changes in vehicle floorplan payable-non-trade.
During the nine months ended September 30, 2026, we borrowed $2.8 billion of non-recourse debt, including issuance of $1.7 billion in non-recourse notes payable related to asset-backed term securitizations, and repaid $2.1 billion of non-recourse debt. During the nine months ended September 30, 2025, we borrowed $2.0 billion of non-recourse debt, including issuance of $700.0 million in non-recourse notes payable related to asset-backed term securitizations, and repaid $1.1 billion of non-recourse debt.
Cash flows from financing activities include changes in commercial paper notes outstanding reflecting net proceeds of $355.0 million and net payments of $430.0 million during the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2025, we issued $500 million aggregate principal amount of 5.89% Senior Notes due 2035.

During the nine months ended September 30, 2026, we repurchased 3.1 million shares of common stock for an aggregate purchase price of $619.9 million (average purchase price per share of $198.68), including repurchases for which settlement occurred subsequent to September 30, 2026, and excluding the excise tax imposed under the Inflation Reduction Act. During the nine months ended September 30, 2025, we repurchased 2.4 million shares of common stock for an aggregate purchase price of $434.8 million (average purchase price per share of $182.56), excluding the excise tax imposed under the Inflation Reduction Act.

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
We had $4.0 billion of variable rate vehicle floorplan payable at September 30, 2026, and $3.8 billion at December 31, 2025. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change to our annual floorplan interest expense of $40.2 million at September 30, 2026, and $38.3 million at December 31, 2025. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance.
We had $555.0 million of commercial paper notes outstanding at September 30, 2026, and $200.0 million at December 31, 2025. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to our annual interest expense of $5.6 million at September 30, 2026, and $2.0 million at December 31, 2025.
Our fixed rate senior unsecured notes totaled $3.4 billion and had a fair value of $3.2 billion as of September 30, 2026, and totaled $3.4 billion and had a fair value of $3.4 billion as of December 31, 2025.
As of September 30, 2026, all auto loans receivable outstanding were fixed-rate installment contracts. Financing for these receivables was achieved primarily through both variable- and fixed-rate non-recourse debt. Non-recourse debt includes warehouse facilities and asset-backed term securitizations. Borrowings under the warehouse facilities are variable-rate debt and are secured by the related auto loans receivable. Certain auto loans receivable were funded through term securitizations, which issued notes payable that accrue interest at fixed rates, and are also secured by the related auto loans receivable.
Equity Price Risk
We are subject to equity price risk with respect to certain minority equity investments without a readily determinable fair value. These equity investments are measured using a measurement alternative as permitted by accounting standards and were initially recorded at cost, to be subsequently adjusted for observable price changes. During the period that we hold these investments, unrealized gains and losses may be recorded if we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of our equity investments without a readily determinable fair value was $123.3 million at September 30, 2026, and $50.8 million at December 31, 2025. A hypothetical 10% observable price change for these equity investments would result in an approximate change to gain or loss of $12.3 million at September 30, 2026, and $5.1 million at December 31, 2025. The selected 10% hypothetical change in equity prices is not intended to reflect a best or worst case scenario, as equity price changes could be smaller or larger due to the nature of equity markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(1)
July 1, 2026 - July 31, 2026	90,266	$201.22	90,266	$600.8
August 1, 2026 - August 31, 2026	255,279	$206.31	255,279	$548.1
September 1, 2026 - September 30, 2026	496,368	$185.49	496,368	$456.0
Total	841,913		841,913

(1)Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. The most recent authorization by the Board of Directors was approved in October 2026 for repurchases of up to an additional $1.0 billion resulting in an aggregate $1.4 billion available under our stock repurchase limit at that time. During the fiscal quarter ended September 30, 2026, all of the shares that we repurchased were repurchased under our stock repurchase program. Our stock repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION
(a)
As previously disclosed in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, on May 22, 2015, AutoNation, Inc. (the “Company”) established a commercial paper program (the “Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On October 27, 2026, the Company increased the size of the Program so that it may have up to $2.0 billion of Notes outstanding at any one time under the Program. Prior to this increase, the Company could have up to $1.9 billion of Notes outstanding at any one time. The maturities of the Notes may vary, but may not exceed 397 days from the date of issuance. The Company intends to continue to use its revolving credit facility as a liquidity backstop for the Company’s borrowings under the Program.
The Notes have not been and will not be registered under the Securities Act or state securities laws, and the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. The information contained herein is neither an offer to sell nor a solicitation of an offer to buy the Notes or any other securities.
(c)
During the fiscal quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Fifth Amended and Restated Credit Agreement, dated September 14, 2026, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2026).

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

AUTONATION, INC.

Date:	October 30, 2026	By:	/s/ Kimberly R. Dees
Kimberly R. Dees Senior Vice President and Chief Accounting Officer

(Duly Authorized Officer and Principal Accounting Officer)